Form 10-K
period 2010-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2011-02-24
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Voting Common Stock, no par value per share (OTC: FMCC)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCI)
5% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCKK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCG)
5.1% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCH)
5.79% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCL)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCM)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCN)
5.81% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCO)
6% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCP)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCCJ)
5.7% Non-Cumulative Preferred Stock, par value $1.00 per share (OTC: FMCKP)
Variable Rate, Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCCS)
6.42% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCCT)
5.9% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKO)
5.57% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKM)
5.66% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKN)
6.02% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKL)
6.55% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKI)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTC: FMCKJ)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $266.2 million.

As of February 11, 2011, there were 649,182,461 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ii	Freddie Mac

PART I

This Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in “BUSINESS — Forward-Looking Statements,” and “RISK FACTORS” in this Form 10-K. Throughout this Form 10-K, we use certain acronyms and terms which are defined in the Glossary.

ITEM 1. BUSINESS

Conservatorship

We continue to operate under the direction of FHFA as our Conservator. We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations.

As our Conservator, FHFA succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. FHFA, as Conservator, has directed and will continue to direct certain of our business activities and strategies. FHFA has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Our future structure and role are currently being considered by the Obama Administration and Congress. We have no ability to predict the outcome of these deliberations. While we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term, there are likely to be significant changes beyond the near-term that we expect to be decided by the Obama Administration and Congress.

On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, stating that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Obama Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Obama Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

For more information, see “Executive Summary — Long-Term Financial Sustainability and Future Status.”

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. However, these changes to our business objectives and strategies may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near-term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, may adversely impact our financial results, including our segment results. For example, our current business objectives reflect, in part, direction given to us by the Conservator. These efforts are expected to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our activities are expected to have an adverse impact on our near- and long-term financial results. The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, which we

1	Freddie Mac

believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds under the Purchase Agreement.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. Specifically, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to engage in the development of new products is inconsistent with the goals of the conservatorship. This directive could have an adverse effect on our business and profitability in future periods.

We had a net worth deficit of $401 million as of December 31, 2010, and, as a result, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $500 million. As a result of draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock increased from $1.0 billion as of September 8, 2008 to $64.2 billion as of December 31, 2010. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash. The amounts we are obligated to pay in dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth. We expect to make additional draws under the Purchase Agreement in future periods.

Our annual dividend obligation on the senior preferred stock, based on the current liquidation preference, is $6.4 billion, which is in excess of our annual historical earnings in all but one period. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury under the Purchase Agreement, will have an adverse impact on our future financial condition and net worth. The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

For more information on our current business objectives, see “Executive Summary — Our Primary Business Objectives.” For more information on the conservatorship and government support for our business see “Executive Summary — Government Support for Our Business” and “Conservatorship and Related Matters.”

Executive Summary

You should read this Executive Summary in conjunction with our MD&A and consolidated financial statements and related notes for the year ended December 31, 2010.

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

Summary of Financial Results

Our financial performance in 2010, including our net loss, continued to be impacted by the ongoing weakness in the economy, including the mortgage market. Our total comprehensive income (loss) was $1.2 billion and $282 million for the fourth quarter and full year of 2010, respectively, consisting of: (a) a net loss of $113 million and $14.0 billion, respectively, reflecting significant provisions for credit losses; and (b) $1.3 billion and $14.3 billion of changes in other comprehensive income (loss), respectively, primarily resulting from improved fair values on available-for-sale securities recorded in AOCI.

Our total equity (deficit) was $(401) million at December 31, 2010 due to several contributing factors, including our dividend payments on our senior preferred stock, which exceeded total comprehensive income (loss) for the fourth quarter of 2010. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $500 million.

2	Freddie Mac

During 2010, we paid cash dividends to Treasury of $5.7 billion on our senior preferred stock. We received cash proceeds of $12.5 billion from draws under Treasury’s funding commitment during 2010. These draws were driven in large part by changes in accounting principles adopted on January 1, 2010, which resulted in a net decrease to total equity (deficit) of $11.7 billion. As a result of these draws from Treasury under the Purchase Agreement during 2010, the aggregate liquidation preference of Treasury’s senior preferred stock increased to $64.2 billion at December 31, 2010. See “ — Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs” for additional information related to our changes in accounting principles.

Our Primary Business Objectives

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP, and our relief refinance mortgage initiative; (c) minimizing our credit losses; and (d) maintaining the credit quality of the loans we purchase and guarantee. These objectives reflect, in part, direction we have received from the Conservator. We also have a variety of different, and potentially competing, objectives based on our charter, public statements from Treasury and FHFA officials, and other guidance from our Conservator. For more information, see “Conservatorship and Related Developments — Impact of Conservatorship and Related Actions on Our Business.”

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage which represents the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed approximately 89% of the single-family conforming mortgages originated during 2010.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this provides market stability in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have pulled out, as evidenced by the events of the last three years.

During 2010, we guaranteed $384.6 billion in UPB of single-family conforming mortgage loans representing 1.8 million families who purchased homes or refinanced their mortgages. Relief refinance mortgages with LTV ratios of 80% and above represented approximately 12% of our total single-family credit guarantee portfolio purchases in 2010. These mortgages comprised approximately 4% of our total single-family credit guarantee portfolio at December 31, 2010.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that prior to 2007 the average effective interest rates on conforming single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, there have been fewer sources of mortgage funds, and we estimate that interest rates on conforming loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In December 2010, we estimate that borrowers were paying an average of 68 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

3	Freddie Mac

Reducing Foreclosures and Keeping Families in Homes

During the current housing crisis, we are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives to help eligible borrowers during this crisis, including our relief refinance mortgage initiative. In 2010, we helped more than 275,000 borrowers either stay in their homes or sell their properties and avoid foreclosure through our various workout programs, including HAMP. Table 1 presents our recent single-family loan workout activities.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	12/31/2010	09/30/2010	06/30/2010	03/31/2010	12/31/2009
	(number of loans)

Loan modifications	37,203	39,284	49,562	44,228	15,805
Repayment plans	7,964	7,030	7,455	8,761	8,129
Forbearance agreements(2)	5,945	6,976	12,815	8,858	8,780
Short sales and deed-in-lieu transactions	12,097	10,472	9,542	7,064	6,533

Total single-family loan workouts	63,209	63,762	79,374	68,911	39,247

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

We continue to execute a high volume of loan workouts. Recent highlights include the following:

•	We completed 275,256 single-family loan workouts during 2010, including 170,277 loan modifications and 39,175 short sales and deed-in-lieu transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 107,073 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2010 and, as of December 31, 2010, 22,352 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

In addition to these efforts, we continue to focus on assisting consumers through outreach and other efforts. These efforts included: (a) meeting with borrowers nationwide in foreclosure prevention workshops; (b) launching the Borrower Help Network to provide distressed borrowers with free one-on-one counseling; (c) opening Borrower Help Centers in several cities nationwide to provide free counseling to distressed borrowers; and (d) in instances where foreclosure has occurred, allowing affected families who qualify to rent back their homes for a limited period of time. We have also increased our efforts to directly assist our servicers by increasing our servicing staff and placing on-site specialists at many of our mortgage servicer locations.

For more information about HAMP, other loan workout programs, and our relief refinance mortgage initiative, and other options to help eligible borrowers, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Portfolio Management Activities — MHA Program” and “— Loan Workout Activities.”

Minimizing Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we incur;

•	managing foreclosure timelines;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and credit enhancement providers, as appropriate.

We establish guidelines for our servicers and provide them with software tools to determine which loan workout solution would be expected to provide the best opportunity for minimizing our credit losses based on each borrower’s qualifications. For example, if a borrower qualifies for a loan modification, this often provides us a better opportunity to minimize credit losses than a foreclosure. We rely on our servicers to pursue the best alternative available based on our guidelines and software tools.

Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships since the level of recovery (if a loan reperforms) may often be much higher than with foreclosure or foreclosure alternatives. In cases where this alternative is not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through property sales from our REO inventory. In large part, the benefit of

4	Freddie Mac

short sales arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property, legal fees, commissions, and other selling expenses of traditional real estate transactions. The foreclosure process is a lengthy one in many jurisdictions with significant associated costs to complete, including, in times of home value decline, foregone recovery we might receive from an earlier sale. The nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 448 days for the foreclosures we completed during 2010 and varied widely among jurisdictions. We expect that the growth in short sales will continue, in part due to our recent initiatives, including offering incentives to servicers to complete short sales instead of foreclosures as well as our implementation of HAFA.

We have contractual arrangements with our seller/servicers under which they agree to provide us with mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. As of December 31, 2010, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.8 billion, and approximately 34% of these requests were outstanding for more than four months since issuance of our repurchase request. The actual amount we expect to collect on these requests is significantly less than their UPB amounts primarily because many of these requests are satisfied by reimbursement of our realized losses by seller/servicers, or may be rescinded in the course of the contractual appeals process. During 2010 and 2009, we entered into agreements with certain seller/servicers to release certain loans in their portfolio from repurchase obligations in exchange for one-time cash payments. We may enter into similar agreements or seek other remedies in the future. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers” for further information on our agreements with our seller/servicers.

Historically, our credit loss exposure has also been partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, at the borrower’s expense, for certain mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $1.8 billion and $952 million in the years ended December 31, 2010 and 2009, respectively, to help mitigate our credit losses.

Maintaining the Credit Quality of New Loan Purchases and Guarantees

We continue to focus on maintaining underwriting standards that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income, over the long-term, that exceeds our anticipated credit-related and administrative expenses on the underlying loans.

As of December 31, 2010, more than one-third of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2009 and 2010. The substantial majority of the single-family mortgages we purchased in 2010 were 30-year and 15-year fixed-rate mortgages. We believe the credit quality of the single-family loans we acquired in 2009 and 2010 (excluding relief refinance mortgages) is better than that of loans we acquired from 2005 through 2008 as measured by original LTV ratios, FICO scores, and income documentation standards. These newer loans have also experienced significantly better serious delinquency trends at this stage in their lifecycle than loans acquired from 2006 through 2008. Early serious delinquency performance and home price declines have historically been indicators of long-term credit performance.

We believe the improvement in credit quality we are experiencing is primarily the result of the combination of: (a) changes in our underwriting guidelines implemented during 2009 and 2010; (b) fewer purchases in 2009 and 2010 of loans with higher-risk characteristics; (c) changes in mortgage insurers’ and lenders’ underwriting practices; and (d) an increase in the relative amount of refinance mortgages versus new purchase mortgages we acquired in 2009 and 2010. Approximately 80% of our purchases for the single-family credit guarantee portfolio in both 2010 and 2009 were refinance mortgages. Refinance mortgages typically lower the borrower’s monthly mortgage payment, and thereby reduce the risk that the borrower will default.

Table 2 presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at December 31, 2010.

5	Freddie Mac

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination

	At December 31, 2010
				Serious
	% of	Average	Current	Delinquency
	Portfolio(1)	Credit Score(2)	LTV Ratio(3)	Rate(4)

Year of Origination
2010	18%	755	70%	0.05%
2009	21	755	70	0.26
2008	9	728	86	4.89
2007	11	707	104	11.63
2006	9	712	104	10.46
2005	10	719	91	6.04
2004 and prior	22	722	58	2.46

Total	100%	733	78	3.84

(1)	Based on the UPB of the single-family credit guarantee portfolio.
(2)	Based on FICO credit score of the borrower as of the date of loan origination.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination.
(4)	See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.

During 2010, the guarantee-related revenue from the mortgage loans originated in 2009 and 2010 exceeded the credit-related and administrative expenses associated with these loans. Credit-related expenses consist of our provision for credit losses and REO operations expense. These new vintages are replacing the older vintages that have a higher composition of mortgages with higher-risk characteristics. We currently expect that, over time, this should positively impact the serious delinquency rates and credit expenses of our single-family credit guarantee portfolio. See “Table 19 — Segment Earnings Composition — Single-Family Guarantee Segment” for an analysis of the contribution to Segment Earnings by loan origination year.

Single-Family Credit Guarantee Portfolio

Since the beginning of 2008, on an aggregate basis, we recorded provision for credit losses associated with single-family loans of approximately $62.3 billion, and an additional $4.7 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet provisioned for, we believe, as of December 31, 2010, that we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, including continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Table 3 provides certain credit statistics for our single-family credit guarantee portfolio. The UPB of our single-family credit guarantee portfolio decreased 5% during 2010 to $1.81 trillion at December 31, 2010 from $1.90 trillion at

6	Freddie Mac

December 31, 2009. Liquidations have significantly exceeded our new guarantee activity during 2010, which drove the decline in UPB of this portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	12/31/2010	09/30/2010	06/30/2010	03/31/2010	12/31/2009

Payment status —
One month past due	2.07%	2.11%	2.02%	1.89%	2.24%
Two months past due	0.78%	0.80%	0.77%	0.79%	0.95%
Seriously delinquent(1)	3.84%	3.80%	3.96%	4.13%	3.98%
Non-performing loans (in millions)(2)	$115,478	$112,746	$111,758	$110,079	$98,689
Single-family loan loss reserve (in millions)(3)	$39,098	$37,665	$37,384	$35,969	$33,026
REO inventory (in units)	72,079	74,897	62,178	53,831	45,047
REO assets, net carrying value (in millions)	$6,961	$7,420	$6,228	$5,411	$4,661

	For the Three Months Ended
	12/31/2010	09/30/2010	06/30/2010	03/31/2010	12/31/2009
	(in units, unless noted)

Seriously delinquent loan additions(1)	113,235	115,359	123,175	150,941	166,459
Loan modifications(4)	37,203	39,284	49,562	44,228	15,805
Foreclosure starts ratio(5)	0.73%	0.75%	0.61%	0.64%	0.57%
REO acquisitions(6)	23,771	39,053	34,662	29,412	24,749
REO disposition severity ratio:(7)
California	43.9%	41.9%	42.0%	43.9%	44.4%
Florida	53.0%	54.9%	53.8%	56.2%	54.3%
Arizona	49.5%	46.6%	44.3%	45.3%	43.9%
Nevada	53.1%	51.6%	49.4%	50.7%	50.4%
Michigan	49.7%	49.2%	47.2%	47.6%	48.9%
Total U.S.	41.3%	41.5%	39.2%	40.5%	40.1%
Single-family credit losses (in millions)(6)	$3,086	$4,216	$3,851	$2,907	$2,498

(1)	See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	Our REO acquisition volume temporarily slowed in the fourth quarter of 2010 due to delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, and reducing our credit losses for the period.
(7)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.

Our REO disposition severity ratio was impacted in the fourth quarter of 2010, particularly in the state of Florida, by temporary suspensions of REO sales by us and our seller/servicers related to concerns about deficiencies in foreclosure documentation practices. We believe that these suspensions caused our REO disposition severity ratio in Florida to decline in the fourth quarter of 2010, as compared to the third quarter of 2010, while most other states experienced an increase in this ratio for the same periods.

As shown in Table 3 above, the number of seriously delinquent loan additions declined in each quarter of 2010. However, our single-family credit guarantee portfolio continued to experience a high level of serious delinquencies and foreclosure starts, as compared to periods before 2009. The credit losses of our single-family credit guarantee portfolio increased in 2010, compared to 2009, due in part to the ongoing weakness in the U.S. economy. Other factors affecting credit losses during the year include:

•	Losses associated with an increase in the volume of foreclosures and foreclosure alternatives. These actions related to efforts to resolve our significant inventory of seriously delinquent loans. This inventory accumulated in prior periods, primarily during 2009, due to the lengthening in the foreclosure and modification timelines caused by various suspensions of foreclosure transfers, process requirements for the implementation of HAMP, and constraints in servicers’ capabilities to process large volumes of problem loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans still in our portfolio, we expect our credit losses will continue to rise even as the volume of new serious delinquencies declines.

7	Freddie Mac

•	The impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•	Continued declines in home prices in many geographic areas, based on our own index, which resulted in continued high loss severity ratios on our dispositions of REO inventory.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, loans that we report as seriously delinquent before they enter the HAMP trial period continue to be reported as seriously delinquent until the modifications become effective and the loans are removed from delinquent status by our servicers. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about factors affecting our reported delinquency rates during 2010 and 2009.

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

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The $200 billion cap on the funding commitment from Treasury will increase as necessary to eliminate any net worth deficits during 2010, 2011, and 2012. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

On December 30, 2010, we received $100 million in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of September 30, 2010. The draws received during 2010 increased the aggregate liquidation preference of the senior preferred stock to $64.2 billion at December 31, 2010 from $51.7 billion at December 31, 2009. To address our net worth deficit of $401 million as of December 31, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $500 million. Upon funding of the draw request: (a) our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.7 billion; and (b) the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $64.2 billion to $64.7 billion and the corresponding annual cash dividend owed to Treasury will increase to $6.47 billion. We have paid cash dividends to Treasury of $10.0 billion to date, an amount equal to 16% of our aggregate draws under the Purchase Agreement. As of December 31, 2010, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods.

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For more information on the Purchase Agreement, see “Conservatorship and Related Matters.”

Long-Term Financial Sustainability and Future Status

It is unlikely that we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term, although we may experience period-to-period variability in earnings and comprehensive income. As a result, there is uncertainty as to our long-term financial sustainability.

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could also contribute to future draws if the fee is not waived in the future. Treasury waived the fee for the first quarter of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the quarterly commitment fee has not yet been established and could be substantial.

In addition, continued high levels of unemployment, adverse changes in home prices, interest rates, mortgage security prices and spreads and other factors could lead to additional draws. For additional discussion of other factors that could result in additional draws, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources.”

On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, stating that the Obama Administration will work with FHFA to determine the best way

8	Freddie Mac

to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Obama Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Obama Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements.

These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations and financial condition. We cannot predict the extent to which these recommendations will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. Effective January 1, 2010, we adopted these new accounting standards prospectively for all existing VIEs. The adoption of these two standards had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010. As a result of our adoption of these standards, our consolidated balance sheets reflect the consolidation of our single-family PC trusts and certain of our Other Guarantee Transactions. This consolidation resulted in an increase to our assets and liabilities of $1.5 trillion and a net decrease to total equity (deficit) as of January 1, 2010 of $11.7 billion.

Because our results of operations for the year ended December 31, 2010 (on both a GAAP and Segment Earnings basis) include the activities of the consolidated VIEs, they are not directly comparable with the results of operations for the years ended December 31, 2009 and 2008, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for more information regarding the new accounting standards and the impact to our financial statements.

Consolidated Results — 2010 versus 2009

Net loss was $14.0 billion and $21.6 billion for 2010 and 2009, respectively. Key highlights of our financial results for 2010 include:

•	Net interest income for 2010 decreased slightly to $16.9 billion from $17.1 billion in 2009, mainly due to a decrease in the average balance of mortgage-related securities, partially offset by lower funding costs.

•	Provision for credit losses for 2010 decreased to $17.2 billion from $29.5 billion for 2009. The provision for credit losses in 2010 primarily reflects a substantial slowdown in the rate of growth of our non-performing single-family loans. The provision for credit losses in 2009 reflected significant increases in non-performing loans and serious delinquency rates in that period.

•	Non-interest income (loss) was $(11.6) billion for 2010, compared to $(2.7) billion for 2009. This decline was primarily due to higher derivative losses, lower gains on investment securities, and a decrease in other income in 2010. Other income declined primarily due to a significant decrease in income recognized on our guarantee activities, which was substantially eliminated as a result of our adoption of the new accounting standards for consolidation of VIEs on January 1, 2010. These declines were partially offset by reduced impairments of available-for-sale securities in 2010, compared to 2009.

•	Non-interest expense declined to $2.9 billion in 2010, compared to $7.2 billion in 2009, primarily due to lower losses on loans purchased, which was substantially eliminated as a result of our adoption of the new accounting standards for consolidation of VIEs on January 1, 2010.

•	Total comprehensive income (loss) was $282 million for 2010 compared to $(2.9) billion for 2009. Total comprehensive income for 2010 reflects the net result of the $14.0 billion net loss for 2010, and an increase of $14.3 billion in AOCI primarily resulting from fair value improvements on available-for-sale securities.

9	Freddie Mac

Our Business

We conduct business in the U.S. residential mortgage market and the global securities market under the direction of our Conservator, FHFA, and under regulatory supervision of FHFA, the SEC, HUD, and Treasury. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter (which is affected by changes in the conforming loan limit by FHFA), our own preference for credit risk reflected in our purchase standards and the mortgage purchase and securitization activity of other financial institutions. We conduct our operations solely in the U.S. and its territories, and do not generate any revenue from or have assets in geographic locations outside of the U.S. and its territories.

Our charter forms the framework for our business activities, the initiatives we bring to market and the services we provide to the nation’s residential housing and mortgage industries. Our charter also determines the types of mortgage loans that we are permitted to purchase. Our statutory mission as defined in our charter is to:

•	provide stability in the secondary market for residential mortgages;

•	respond appropriately to the private capital market;

•	provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages for low- and moderate-income families, involving a reasonable economic return that may be less than the return earned on other activities); and

•	promote access to mortgage credit throughout the U.S. (including central cities, rural areas, and other underserved areas).

Our charter does not permit us to originate mortgage loans or lend money directly to consumers in the primary mortgage market. We provide liquidity, stability and affordability to the U.S. housing market primarily by providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We use mortgage securitization as an integral part of our activities. Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into guaranteed mortgage securities that are sold in global capital markets, generating proceeds that support future loan origination activity by lenders. The primary Freddie Mac guaranteed mortgage-related security is the single-class PC. We also aggregate and resecuritize mortgage-related securities that are issued by us, other GSEs, HFAs, or private (non-agency) entities, and issue other single-class and multiclass mortgage-related securities to third-party investors. We also enter into other guarantee commitments for multifamily mortgage loans, certain HFA bonds under the HFA initiative, and housing revenue bonds held by third parties.

Our charter limits our purchases of single-family loans to the conforming loan market. The conforming loan market is defined by loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index, a method established and maintained by FHFA for determining the national average single-family home price. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000 with higher limits in certain “high-cost” areas. Higher limits also apply to two- to four-family residences. The conforming loan limits are 50% higher for mortgages secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.

Our charter generally prohibits us from purchasing first-lien single-family mortgages if the outstanding UPB of the mortgage at the time of our purchase exceeds 80% of the value of the property securing the mortgage unless we have one of the following credit protections:

•	mortgage insurance from a mortgage insurer that we determine is qualified on the portion of the UPB of the mortgage that exceeds 80%;

•	a seller’s agreement to repurchase or replace any mortgage that has defaulted; or

•	retention by the seller of at least a 10% participation interest in the mortgage.

Under our charter, our mortgage purchase operations are confined, so far as practicable, to mortgages which we deem to be of such quality, type and class as to meet generally the purchase standards of other private institutional mortgage investors. This is a general marketability standard.

Our charter requirement for credit protection on mortgages with LTV ratios greater than 80% does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA Rural Development).

Until June 2011, as part of the MHA Program, we may purchase single-family mortgages that refinance borrowers whose mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in

10	Freddie Mac

place for any such loan, provided that the current LTV ratio of the loan at the time of refinance does not exceed 125%. The relief refinance mortgage initiative is our implementation of this refinance program.

We also focus on maintaining underwriting standards that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income, over the long-term, that exceeds our anticipated credit-related and administrative expenses on the underlying loans.

Our Business Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

We evaluate segment performance and allocate resources based on a Segment Earnings approach. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. For more information on our segments, including financial information, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 17: SEGMENT REPORTING.”

Single-Family Guarantee Segment

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related security in exchange for management and guarantee fees.

Our Customers

Our customers are predominantly lenders in the primary mortgage market that originate mortgages for homeowners. These lenders include mortgage banking companies, commercial banks, savings banks, community banks, credit unions, HFAs, and savings and loan associations.

We acquire a significant portion of our mortgages from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. Due to the mortgage and financial market crisis during 2008 and 2009, a number of larger mortgage originators failed or were acquired and, as a result, mortgage origination volume during 2010 was concentrated in a smaller number of institutions. See “RISK FACTORS — Competitive and Market Risks” for further information. During 2010, three mortgage lenders (Wells Fargo Bank, N.A., Bank of America, N.A. and Chase Home Finance LLC) each accounted for more than 10% of our single-family mortgage purchase volume and collectively accounted for approximately 50% of our single-family mortgage purchase volume. Our top ten lenders accounted for approximately 78% of our single-family mortgage purchase volume during 2010.

Our Competition

Historically, our principal competitors have been Fannie Mae, Ginnie Mae and FHA, and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, and thrift institutions. Since 2008, most of our competitors, other than Fannie Mae and Ginnie Mae, have ceased their activities in the residential mortgage securitization business or severely curtailed these activities relative to their previous levels. We compete on the basis of price, products, the structure of our securities, and service.

Ginnie Mae, which has become a more significant competitor since 2008, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae increased its share of the securitization market in 2010, in large part due to favorable pricing of loans insured by FHA, the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify for a conventional mortgage.

The conservatorship, including direction provided to us by our Conservator, and the restrictions on our activities under the Purchase Agreement may affect our ability to compete in the business of securitizing mortgages. On a number of occasions, FHFA has directed us and Fannie Mae to confer and consider uniform approaches to particular issues and problems, and FHFA has in a few cases directed the two GSEs to adopt common approaches. For example, in January 2011, FHFA announced that it has directed Freddie Mac and Fannie Mae to work on a joint initiative, in coordination with HUD, to consider alternatives for future mortgage servicing structures and servicing compensation, including the possibility of reducing or eliminating the minimum servicing fee for performing loans, or other structures. FHFA has also directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop consistent requirements, policies and processes for, the servicing of non-performing mortgages, and to discuss joint standards for the evaluation of the servicing performance of servicers. It is possible that FHFA could require us and Fannie Mae to take a common approach

11	Freddie Mac

that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae.

Overview of the Mortgage Securitization Process

Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into mortgage securities that are sold in global capital markets, generating proceeds that support future purchases from lenders. The following diagram illustrates how we support mortgage market liquidity when we create PCs through mortgage securitizations. These PCs can be sold to investors or held by us:

The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders and a secondary mortgage market that links lenders and investors. We participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities. In the Single-family Guarantee segment, we purchase and securitize “single-family mortgages,” which are mortgages that are secured by one- to four-family properties.

In general, the securitization and Freddie Mac guarantee process works as follows: 1) a lender originates a mortgage loan to a borrower purchasing a home or refinancing an existing mortgage loan, 2) we purchase the loan from the lender and place it with other mortgages that are “pooled” into a security that can be sold to investors, 3) the lender may then use the proceeds from the sale to originate another mortgage loan, 4) we provide a credit guarantee, for a fee (generally a small portion of the interest collected on the mortgage loan), to those who invest in the security, 5) the borrower’s monthly payment of mortgage principal and interest is passed through to the investors in the security, and 6) if the borrower stops making monthly payments — because a family member loses a job, for example — we step in and make the applicable payments to investors in the security. In the event a borrower defaults on the mortgage, our servicer works with the borrower to find a solution to help them stay in the home, if possible, through our many different workout options, or we ultimately foreclose and sell the home.

The terms of single-family mortgages that we purchase or guarantee allow borrowers to prepay these loans, thereby allowing borrowers to refinance their loans when mortgage rates decline. Because of the nature of long-term, fixed-rate mortgages, borrowers are protected against rising interest rates, but are able to take advantage of declining rates through refinancing. When a borrower prepays a mortgage that we have securitized, the outstanding balance of the security owned by

12	Freddie Mac

investors is reduced by the amount of the prepayment. Unscheduled reductions in loan principal, regardless of whether they are voluntary or involuntary (e.g. foreclosure), result in prepayments of security balances. Consequently, the owners of our guaranteed securities are subject to prepayment risk on the related mortgage loans, which is principally that the investor will receive an unscheduled return of the principal, and therefore may not earn the rate of return originally expected on the investment.

We guarantee these mortgage-related securities in exchange for compensation, which consists primarily of a combination of management and guarantee fees paid on a monthly basis as a percentage of the UPB of the underlying loans and initial upfront payments referred to as delivery fees. We may also make upfront payments to buy-up the monthly management and guarantee fee rate, or receive upfront payments to buy-down the monthly management and guarantee fee rate. These fees are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the issued PC.

We enter into mortgage purchase volume commitments with many of our larger customers in order to have a supply of loans for our guarantee business. These commitments provide for the lenders to deliver us a specified dollar amount of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. The purchase and securitization of mortgage loans from customers under these longer-term contracts have pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract with initial terms that may range from one month to one year. We call these transactions “flow” activity and they represent the majority of our purchase volumes. The remainder of our purchases and securitizations of mortgage loans occurs in cash, or “bulk,” transactions for which purchase prices and management and guarantee fees are negotiated on an individual transaction basis. Mortgage purchase volumes from individual customers can fluctuate significantly. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, which may include the right to assess certain fees. Our mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit.

We seek to issue guarantees on our PCs with fee terms that we believe will, over the long-term, provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans. Our Single-family Guarantee segment is responsible for determining prices of our guarantee and delivery fees based on our assessment of credit risk and loss mitigation related to single-family loans, including single-family loans underlying our guaranteed mortgage-related securities. We vary our guarantee and delivery fee pricing for different mortgage products and mortgage or borrower underwriting characteristics. We implemented several increases in delivery fees that became effective in 2009 applicable to mortgages with certain higher-risk loan characteristics. We announced additional delivery fee increases in the fourth quarter of 2010 that become effective March 1, 2011 (or later, as outstanding contracts permit) for loans with higher LTV ratios. Given the uncertainty of the housing market in 2009 and 2010, we entered into arrangements with certain existing customers at their renewal dates that allow us to change credit and pricing terms more quickly than in the past.

For information on how we account for our securitization activities, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES.”

Securitization Activities

The types of mortgage-related securities we issue and guarantee include the following:

•	PCs;

•	REMICs and Other Structured Securities; and

•	Other Guarantee Transactions.

PCs

Our PCs are pass-through securities that represent undivided beneficial interests in trusts that hold pools of mortgages we have purchased. Holding single-family loans in the form of PCs rather than as unsecuritized loans gives us greater flexibility in managing the composition of our mortgage portfolio, as it is generally easier to purchase and sell PCs than unsecuritized mortgage loans, and allows more cost effective interest-rate risk management. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal for ARM PCs; however, we do not guarantee the timely payment of principal on ARM PCs. We issue most of

13	Freddie Mac

our PCs in transactions in which our customers exchange mortgage loans for PCs. We refer to these transactions as guarantor swaps. The following diagram illustrates a guarantor swap transaction:

Guarantor Swap

We also issue PCs in exchange for cash. The following diagram illustrates an exchange for cash in a “cash auction” of PCs:

Cash Auction of PCs

Institutional and other fixed-income investors, including pension funds, insurance companies, securities dealers, money managers, commercial banks and foreign central banks, purchase our PCs. Treasury and the Federal Reserve have also purchased mortgage-related securities issued by us, Fannie Mae and Ginnie Mae under their purchase programs. Treasury’s purchase program ended in December 2009. The Federal Reserve’s purchase program ended in March 2010.

PCs differ from U.S. Treasury securities and other fixed-income investments in two ways. First, they can be prepaid at any time. Homeowners have the right to prepay their mortgage at any time (known as the prepayment option), and homeowner mortgage payments are passed through to the PC holder. Consequently, our securities implicitly have a call option that significantly reduces the average life of the security from the contractual loan maturity. As a result, our PCs generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities.

In addition, we seek to support the liquidity of the market for our PCs through a variety of activities, including educating dealers and investors about the merits of PCs, and enhancing disclosures related to the collateral underlying our securities.

REMICs and Other Structured Securities

We issue single-class and multiclass securities. Single-class securities involve the straight pass-through of all of the cash flows of the underlying collateral to holders of the beneficial interests. Our principal multiclass securities qualify for tax treatment as REMICs. Multiclass securities divide all of the cash flows of the underlying mortgage-related assets into two or

14	Freddie Mac

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

Our REMICs and Other Structured Securities represent beneficial interests in pools of PCs and/or certain other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued REMICs and Other Structured Securities as the underlying collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of tranches of our REMICs and Other Structured Securities. We do not charge a management and guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced. Because the collateral underlying nearly all of our single-family REMICs and Other Structured Securities consists of other mortgage-related securities that we guarantee, there are no concentrations of credit risk in any of the classes of these securities that are issued, and there are no economic residual interests in the related securitization trust. The following diagram provides a general example of how we create REMICs and Other Structured Securities.

REMICs and Other Structured Securities

We issue many of our REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets or we use our own mortgage-related assets (e.g., PCs and REMICs and Other Structured Securities) in exchange for the REMICs and Other Structured Securities. Since the creation of REMICs and Other Structured Securities allows for setting differing terms for specific classes of investors, our issuance of these securities can expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. For REMICs and Other Structured Securities that we issue to third parties, we typically receive a transaction, or resecuritization, fee. This transaction fee is compensation for facilitating the transaction, as well as future administrative responsibilities.

15	Freddie Mac

Other Guarantee Transactions

We also issue mortgage-related securities to third parties in exchange for non-Freddie Mac mortgage-related securities. We refer to these as Other Guarantee Transactions. The non-Freddie Mac mortgage-related securities are transferred to trusts that were specifically created for the purpose of issuing securities, or certificates, in the Other Guarantee Transactions. The following diagram illustrates an example of an Other Guarantee Transaction:

Other Guarantee Transaction

Other Guarantee Transactions can generally be segregated into two different types. In one type, we purchase only senior tranches from a non-Freddie Mac senior-subordinated securitization, place the senior tranches into securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. In this type of transaction, our credit risk is reduced by the credit protections from the related subordinated tranches, which we neither purchase nor guarantee. In the second type, we purchase single-class pass-through securities, place them in securitization trusts and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. Our single-family Other Guarantee Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections.

Although Other Guarantee Transactions generally have underlying mortgage loans with varying risk characteristics, we do not issue tranches that have concentrations of credit risk beyond those embedded in the underlying assets, as all cash flows of the underlying collateral are passed through to the holders of the securities and there are no economic residual interests in the securitization trusts. Additionally, there may be other credit enhancements and structural features retained by the seller, such as excess interest or overcollateralization, that provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee of the senior tranches. In exchange for providing our guarantee, we may receive a management and guarantee fee or other delivery fees, if the underlying collateral is not already guaranteed by us.

In 2010 and 2009, we entered into transactions under Treasury’s NIBP with HFAs, for the partial guarantee of certain single-family and multifamily HFA bonds, which were Other Guarantee Transactions with significant credit enhancement provided by Treasury. The securities issued by us pursuant to the NIBP were purchased by Treasury. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” for further information.

16	Freddie Mac

For information about the amount of mortgage-related securities we have issued, see “Table 34 — Freddie Mac Mortgage-Related Securities.” For information about the relative performance of mortgages underlying these securities, refer to our “MD&A — RISK MANAGEMENT — Credit Risk” section.

PC Trust Documents

We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to purchase specified mortgage loans from the trust. We purchase these mortgages at an amount equal to the current UPB, less any outstanding advances of principal on the mortgage that have been distributed to PC holders. From time to time, we reevaluate our delinquent loan purchase practices and alter them if circumstances warrant. Our practice is to purchase mortgages that are 120 days or more delinquent from pools underlying our PCs when:

•	the mortgages have been modified;

•	foreclosure sales occur;

•	the mortgages are delinquent for 24 months; or

•	the cost of guarantee payments to PC holders, including advances of interest at the PC coupon rate, exceeds the expected cost of holding the nonperforming loans.

On February 10, 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent underlying our issued PCs. This change in practice was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding unsecuritized non-performing loans on our consolidated balance sheets. The cost of holding unsecuritized non-performing loans on our consolidated balance sheets was significantly affected by our January 1, 2010 adoption of amendments to certain accounting standards and changing economics pursuant to which the recognized cost of purchasing most delinquent loans from PC trusts was less than the recognized cost of continued guarantee payments to security holders. See “Executive Summary — Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs” for additional information.

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

The To Be Announced Market

Because our fixed-rate PCs are homogeneous, issued in high volume and highly liquid, they trade on a “generic” basis by PC coupon rate, also referred to as trading in the TBA market. A TBA trade in Freddie Mac securities represents a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered to fulfill the trade obligation, and thus the specific characteristics of the mortgages underlying those PCs, are not known (i.e., “announced”) at the time of the trade, but only shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission. The Securities Industry and Financial Markets Association publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades.

Underwriting Requirements and Quality Control Standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. In our contracts with individual seller/servicers, we sometimes waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage. In lieu of a repurchase, we may agree to allow a seller/servicer to indemnify us against loss in the event of a default by the borrower or enter into some other remedy. During the year ended December 31, 2010, we reviewed a

17	Freddie Mac

significant number of loans that defaulted in order to assess the sellers’ compliance with our purchase contracts. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers.”

The majority of our single-family mortgage purchase volume is evaluated using automated underwriting software tools, either our tool (Loan Prospector), the seller/servicers’ own tools, or Fannie Mae’s tool. The percentage of our single-family mortgage purchase flow activity volume evaluated by the loan originator using Loan Prospector prior to being purchased by us was 39%, 45%, and 42% during 2010, 2009, and 2008, respectively. Since 2008, we have added a number of additional credit standards for loans evaluated by other underwriting tools to improve the quality of loans we purchase that are evaluated using these other tools. Consequently, we do not believe the use of a tool other than Loan Prospector significantly increases our loan performance risk.

As discussed above, our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, we employ other types of credit enhancements to further manage certain credit risk, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures.

Loss Mitigation and Loan Workout Activities

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in seriously delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. Loan workouts are intended to reduce the number of seriously delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that we would likely incur in a REO sale.

Our loan workouts include:

•	Repayment plans, which are contractual plans to make up past due amounts. They mitigate our credit losses because they assist borrowers in returning to compliance with the original terms of their mortgages.

•	Loan modifications, which may involve changing the terms of the loan, or adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both. We require our servicers to examine the borrower’s capacity to make payments under the new terms by reviewing the borrower’s qualifications, including income. Loan modifications either: (a) result in a concession to the borrower, such as a reduction in interest rate; or (b) do not result in a concession to the borrower, such as those which add the past due amounts to the balance of the loan, extend the term or a combination of both. Loan modifications that result in a concession to the borrower are situations in which we do not expect to recover the full original principal or interest due under the original loan terms. Such modifications are accounted for as TDRs. During 2010, we granted principal forbearance but did not utilize principal forgiveness for our loan modifications.

•	Forbearance agreements, where reduced payments or no payments are required during a defined period. They provide additional time for the borrower to return to compliance with the original terms of the mortgage or to implement another loan workout.

•	Short sales, in which the borrower, working with the servicer, sells the home and pays off part of the outstanding loan, accrued interest and other expenses from the sale proceeds, in satisfaction of the full amount of the loan.

For more information regarding credit risk, see “MD&A — RISK MANAGEMENT — Credit Risk,” “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES,” and “NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.”

Investments Segment

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage assets funded by debt issuances and hedged using derivatives. We are not currently a substantial buyer or seller of mortgage assets, except for purchases of delinquent mortgages out of PC pools.

Our Customers

Our customers for our debt securities predominantly include insurance companies, money managers, central banks, depository institutions, and pension funds. Within the Investments segment, we buy securities through various market sources. We also invest in performing single-family mortgage loans, a significant portion of which is from several large lenders, as discussed in “Single-Family Guarantee Segment — Our Customers.”

18	Freddie Mac

Our Competition

Historically, our principal competitors have been Fannie Mae and other financial institutions that invest in mortgage-related securities and mortgage loans, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. The conservatorship, including direction provided to us by our Conservator, and the restrictions on our activities under the Purchase Agreement has affected and will continue to affect our ability to compete in the business of investing in mortgage-related securities and mortgage loans.

We compete for low-cost debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments.

Assets

Historically, we have primarily been a buy-and-hold investor in mortgage-related securities and single-family mortgage loans. We may sell assets to reduce risk, provide liquidity, and improve our returns. However, due to limitations under the Purchase Agreement and those imposed by FHFA, our ability to acquire and sell mortgage assets is significantly constrained. For more information, see “Conservatorship and Related Matters” and “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings-Results — Investments.”

We may purchase assets for a variety of reasons, including to improve investment returns. We estimate our expected investment returns using an OAS approach, which is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve. In this approach, we consider potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as the prepayment option. Additionally, in this segment we maintain a cash and other investments portfolio, comprised primarily of cash and cash equivalents, non-mortgage-related securities, federal funds sold and securities purchased under agreements to resell, to help manage our liquidity needs.

Debt Financing

We fund our investment activities by issuing short-term and long-term debt. The conservatorship, and the resulting support we receive from Treasury, has enabled us to access debt funding on terms sufficient for our needs. The support we received from the Federal Reserve through its debt purchase program, which was completed in March 2010, also contributed to our ability to access debt funding. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available under the Purchase Agreement after 2012. Additionally, the Purchase Agreement limits the amount of indebtedness we can incur.

For more information, see “Conservatorship and Related Matters” and “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Risk Management

Our Investments segment has responsibility for managing our interest rate risk and liquidity risk. Derivatives are an important part of our strategy to manage certain risks. We use derivatives primarily to: (a) regularly adjust or rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets; (b) hedge forecasted issuances of debt; (c) synthetically create callable and non-callable funding; and (d) hedge foreign-currency exposure. For more information regarding our use of derivatives, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “NOTE 12: DERIVATIVES.” For information regarding our liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES.”

PC Support Activities

Our PCs are an integral part of our mortgage purchase program. Our Single-family Guarantee segment purchases many of our mortgages by issuing PCs in exchange for those mortgage loans in guarantor swap transactions. We also issue PCs backed by mortgage loans that we purchased for cash. Our competitiveness in purchasing single-family mortgages from our seller/servicers, and thus the volume and profitability of new single-family business, can be directly affected by the relative price performance of our PCs and comparable Fannie Mae securities. We seek to support the price performance of our PCs through a variety of strategies, including the purchase and sale of PCs and other agency securities, as well as through the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities influence the relative supply and demand for these securities, and the issuance of REMICs and Other Structured Securities helps support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply of and demand for PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. We may increase, reduce or discontinue these or other related activities at any time, which could

19	Freddie Mac

affect the liquidity of the market for PCs. For more information, see “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business.”

Multifamily Segment

The Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. Our new purchases of multifamily mortgage loans are primarily made for purposes of aggregation and then securitization, which supports the availability of financing for multifamily properties. Our Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. We also purchase non-agency CMBS for investment; however we have not purchased significant amounts of non-agency CMBS for investment since 2008.

Prior to 2008, we principally purchased and held multifamily loans for investment purposes. Beginning in 2008, we also began purchasing certain multifamily mortgages for securitization purposes. In 2010, we purchased $10.3 billion of loans as part of our CME initiative and subsequently issued $6.4 billion of Other Guarantee Transaction certificates. Subject to market conditions, we expect to continue purchasing multifamily loans as part of our further expansion of the multifamily securitization business in 2011. We may also sell multifamily loans from time to time.

The multifamily property market is affected by general economic factors, such as employment rates, construction cycles, and relative affordability of single-family home prices, all of which influence the supply and demand for multifamily properties and pricing for apartment rentals. Our multifamily loan volume is largely sourced through established institutional channels where we are generally providing post-construction financing to larger apartment project operators with established performance records. Our lending decisions are primarily based on an assessment of the property’s ability to generate sufficient operating cash flows to support payment of debt service obligations as measured by the expected DSCR.

Prior to 2010, our Multifamily segment also included investments in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. In these investments, we provided equity contributions to partnerships designed to sponsor the development and ongoing operations for low- and moderate-income multifamily apartments. We planned to realize a return on our investment through reductions in income tax expense that result from federal income tax credits and the deductibility of operating losses generated by the partnerships. However, we no longer invest in these partnerships because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from the partnerships as a reduction to our taxable income because of our inability to generate sufficient taxable income or to sell these interests to third parties. See “NOTE 4: VARIABLE INTEREST ENTITIES” for additional information.

Our Customers

We acquire a significant portion of our multifamily mortgage loans from several large seller/servicers. Our top three multifamily lenders, CBRE Capital Markets, Inc., Wells Fargo Multifamily Capital and Berkadia Commercial Mortgage LLC, each accounted for more than 10%, and collectively represented approximately 44% of our multifamily purchase volume during 2010.

We also enter into other guarantee commitments for multifamily mortgage loans, HFA bonds, and housing revenue bonds held by third parties. By engaging in these activities, we provide liquidity to this sector of the mortgage market.

Our Competition

Historically, our principal competitors have been Fannie Mae, FHA, and other financial institutions that retain or securitize multifamily mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. Since 2008, most of our competitors, other than Fannie Mae and FHA, have ceased their activities in the multifamily mortgage business or severely curtailed these activities relative to their previous levels. Some market participants began to re-enter the market on a limited basis in 2010. We compete on the basis of price, products, structure and service.

Underwriting Requirements and Quality Control Standards

For our purchase or guarantee of multifamily mortgage loans, we rely significantly on pre-purchase underwriting, which includes third-party appraisals and cash flow analysis. The underwriting standards we provide to our seller/servicers focus on loan quality measurement based, in part, on the LTV ratio and DSCR at origination. The DSCR is one indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our standards for multifamily loans specify maximum original LTV ratio and minimum DSCR that vary based on the loan characteristics, such as loan type (new acquisition or supplemental financing), loan term (intermediate or longer-term), and loan features (interest-only or amortizing, fixed- or variable-rate). Since the beginning of 2009, our multifamily loans are generally underwritten with

20	Freddie Mac

requirements for a maximum original LTV ratio of 80% and a DSCR of greater than 1.25. In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a DSCR of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In cases where we commit to purchase or guarantee a permanent loan upon completion of construction or rehabilitation, we generally require additional credit enhancements, since underwriting for these loans typically requires estimates of future cash flows for calculating the DSCR that is expected after construction or rehabilitation is completed. We previously allowed delegated underwriting of multifamily loans in limited circumstances for approved lenders that deliver loans meeting targeted affordable housing goals criteria. Loans outside of certain criteria were subject to our underwriting review prior to closing and all loans we acquired with delegated underwriting were reviewed after closing for compliance with our underwriting guidelines. In addition, we required loss sharing or credit enhancement on loans we acquired with delegated underwriting. In the fourth quarter of 2009, we announced that we would discontinue such delegated underwriting, except for mortgages already in approved lenders’ pipelines.

We generally require multifamily seller/servicers to service mortgage loans they have sold to us in order to mitigate potential losses. We do not oversee servicing with respect to multifamily loans underlying our Other Guarantee Transactions as that task is performed by subordinated bondholders. For loans over $1 million and where we have servicing oversight, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of financial and other information about the property. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and may conduct on-site reviews of their servicing operations in an effort to confirm compliance with our standards.

For loans for which we oversee servicing, if a borrower is in distress, we may offer a workout option to the borrower. For example, we may modify the terms of a multifamily mortgage loan, which gives the borrower an opportunity to bring the loan current and retain ownership of the property. These arrangements are made with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement.

Conservatorship and Related Matters

Overview

We have been operating under conservatorship, with FHFA acting as our conservator, since September 6, 2008. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations.

On September 7, 2008, the then Secretary of the Treasury and the then Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. At that time, FHFA set forth the purpose and goals of the conservatorship as follows: “The purpose of appointing the Conservator is to preserve and conserve the company’s assets and property and to put the company in a sound and solvent condition. The goals of the conservatorship are to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the establishment of a temporary secured lending credit facility that was available to us until December 31, 2009, which was effected through the execution of a lending agreement (this agreement expired on December 31, 2009).

We refer to the Purchase Agreement and the warrant as the “Treasury Agreements.”

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

21	Freddie Mac

including whether we will continue to exist. While we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term, there are likely to be significant changes beyond the near-term that we expect to be decided by the Obama Administration and Congress. Our future structure and role will be determined by the Obama Administration and Congress. We have no ability to predict the outcome of these deliberations. On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market. The report recommends winding down Freddie Mac and Fannie Mae. For more information, see “Executive Summary — Long-Term Financial Sustainability and Future Status.”

We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

For a description of certain risks to our business relating to the conservatorship and Treasury Agreements, see “RISK FACTORS.”

Impact of Conservatorship and Related Actions on Our Business

We conduct our business under the direction of FHFA as our Conservator. While the conservatorship has benefited us through, for example, improved access to the debt markets because of the support we receive from Treasury, we are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement.

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

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue these objectives, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. Given the important role the Obama Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition. Because we expect many of these objectives and related initiatives to result in significant costs, there is significant uncertainty as to the ultimate impact these initiatives will have on our future capital or liquidity needs. Certain of these objectives are expected to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results.

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

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. Specifically, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. This could limit our ability to return to profitability in future periods.

22	Freddie Mac

The conservatorship has also impacted our investment activity. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. FHFA also stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be purchased out of PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity.

The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, some of which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

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

These actions and objectives also create risks and uncertainties that we discuss in “RISK FACTORS.” For more information on the impact of conservatorship and our current business objectives, see “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” and “Executive Summary — Our Primary Business Objectives.”

Limits on Mortgage-Related Investments Portfolio Under the Purchase Agreement and by FHFA

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011.

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

The UPB of our mortgage-related investments portfolio declined from December 31, 2009 to December 31, 2010, primarily due to liquidations, partially offset by the purchase of $127.5 billion of seriously delinquent loans from PC trusts.

Table 4 — Mortgage-Related Investments Portfolio(1)

	December 31, 2010	December 31, 2009
	(in millions)

Investments segment — Mortgage investments portfolio	$481,677	$597,827
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	69,766	10,743
Multifamily segment — Mortgage investments portfolio	145,431	146,702

Total mortgage-related investments portfolio	$696,874	$755,272

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout.

Supervision of our Business During Conservatorship

We experienced a change in control when we were placed into conservatorship on September 6, 2008. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, which is also acting as our Conservator. As Conservator, FHFA has succeeded to the powers of our Board of Directors and management, as well as the powers of our stockholders. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The Conservator retains the authority to withdraw or revise its delegations of authority at any time. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

Because the Conservator succeeded to the powers, including voting rights, of our stockholders, who therefore do not currently have voting rights of their own, we do not expect to hold stockholders’ meetings during the conservatorship, nor will we prepare or provide proxy statements for the solicitation of proxies.

23	Freddie Mac

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

The Conservator instructed the Board of Directors that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the Purchase Agreement, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	the creation of any subsidiary or affiliate or any substantial transaction between Freddie Mac and any of its subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a REMIC, REIT, or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation and material actions in connection with significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Business Officer, Chief Investment Officer, Treasurer, Chief Compliance Officer, Chief Risk Officer and Chief/General/Internal Auditor);

•	actions involving the retention and termination of external auditors and law firms serving as consultants to the Board of Directors;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that in the reasonable business judgment of the Board of Directors at the time that the action is taken is likely to cause significant reputational risk.

Government Support for Our Business During Conservatorship

We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement. Since being placed into conservatorship, we also received support from Treasury and the Federal Reserve under their programs to purchase mortgage-related securities and, in the case of the Federal Reserve, debt securities. Treasury’s program ended in December 2009 and the Federal Reserve’s program ended in March 2010.

Powers of the Conservator

Under the GSE Act, the conservatorship provisions applicable to Freddie Mac are based generally on federal banking law. As discussed below, FHFA has broad powers when acting as our conservator. For more information on the GSE Act, see “Regulation and Supervision.”

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

Under the GSE Act, the Conservator may take any actions it determines are necessary and appropriate to carry on our business, support public mission objectives, and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to certain limitations and post-transfer notice provisions for transfers of qualified financial contracts, as defined below under “Special Powers of the Conservator — Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held for the beneficial owners of the trust and cannot be used to satisfy our general creditors.

Under the GSE Act, in connection with any sale or disposition of our assets, the Conservator must conduct its operations to maximize the NPV return from the sale or disposition of such assets, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. The Conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

24	Freddie Mac

We remain liable for all of our obligations relating to our outstanding debt and mortgage-related securities. FHFA has stated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator

Disaffirmance and Repudiation of Contracts

Under the GSE Act, the Conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as Conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmance or repudiation of the contract promotes the orderly administration of our affairs. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as Conservator. The Conservator has advised us that it has no intention of repudiating any guarantee obligation relating to Freddie Mac’s mortgage-related securities because it views repudiation as incompatible with the goals of the conservatorship. We can, and have continued to, enter into, perform and enforce contracts with third parties.

Limitations on Enforcement of Contractual Rights by Counterparties

The GSE Act provides that the Conservator may enforce most contracts entered into by us, notwithstanding any provision of the contract that provides for termination, default, acceleration, or exercise of rights upon the appointment of, or the exercise of rights or powers by, a conservator.

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the Conservator’s powers under the GSE Act described above, the Conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the GSE Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the Conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term qualified financial contract means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement, and any similar agreement as determined by FHFA by regulation, resolution or order.

Avoidance of Fraudulent Transfers

Under the GSE Act, the Conservator may avoid, or refuse to recognize, a transfer of any property interest of Freddie Mac or of any of our debtors, and also may avoid any obligation incurred by Freddie Mac or by any debtor of Freddie Mac, if the transfer or obligation was made: (a) within five years of September 6, 2008; and (b) with the intent to hinder, delay, or defraud Freddie Mac, FHFA, the Conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the Conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, other than certain transfers that were made for value, including satisfaction or security of a present or antecedent debt, and in good faith. These rights are superior to any rights of a trustee or any other party, other than a federal agency, under the U.S. bankruptcy code.

Modification of Statutes of Limitations

Under the GSE Act, notwithstanding any provision of any contract, the statute of limitations with regard to any action brought by the Conservator is: (a) for claims relating to a contract, the longer of six years or the applicable period under state law; and (b) for tort claims, the longer of three years or the applicable period under state law, in each case, from the later of September 6, 2008 or the date on which the cause of action accrues. In addition, notwithstanding the state law statute of limitation for tort claims, the Conservator may bring an action for any tort claim that arises from fraud, intentional misconduct resulting in unjust enrichment, or intentional misconduct resulting in substantial loss to us, if the state’s statute of limitations expired not more than five years before September 6, 2008.

Suspension of Legal Actions

Under the GSE Act, in any judicial action or proceeding to which we are or become a party, the Conservator may request, and the applicable court must grant, a stay for a period not to exceed 45 days.

Treatment of Breach of Contract Claims

Under the GSE Act, any final and unappealable judgment for monetary damages against the Conservator for breach of an agreement executed or approved in writing by the Conservator will be paid as an administrative expense of the Conservator.

25	Freddie Mac

Attachment of Assets and Other Injunctive Relief

Under the GSE Act, the Conservator may seek to attach assets or obtain other injunctive relief without being required to show that any injury, loss or damage is irreparable and immediate.

Subpoena Power

The GSE Act provides the Conservator, with the approval of the Director of FHFA, with subpoena power for purposes of carrying out any power, authority or duty with respect to Freddie Mac.

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

Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009 and December 24, 2009. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock has increased from $1.0 billion as of September 8, 2008 to $64.2 billion at December 31, 2010 (this figure reflects the receipt of funds requested in the draw to address our net worth deficit as of September 30, 2010). Our dividend obligation on the senior preferred stock, based on that liquidation preference, is $6.42 billion, which exceeds our annual earnings in all but one period.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (subsequently increased to $200 billion) in funds to us under the terms and conditions set forth in the Purchase Agreement. Under the Purchase Agreement, the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. If we do not have a capital surplus (i.e., positive net worth) at the end of 2012, then the amount of funding available after 2012 will be $149.3 billion ($200 billion funding commitment reduced by cumulative draws for net worth deficits through December 31, 2009). In the event we have a capital surplus at the end of 2012, then the amount of funding available after 2012 will depend on the size of that surplus relative to cumulative draws needed for deficits during 2010 to 2012, as follows:

•	If the year-end 2012 surplus is lower than the cumulative draws needed for 2010 to 2012, then the amount of available funding is $149.3 billion less the surplus.

•	If the year-end 2012 surplus exceeds the cumulative draws for 2010 to 2012, then the amount of available funding is $149.3 billion less the amount of those draws.

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect, and reset every five years. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. The fee was originally scheduled to commence on March 31, 2010, but was delayed until March 31, 2011 pursuant to an amendment to the Purchase Agreement. Treasury waived the fee for the first quarter of 2011, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. Treasury stated that it would reevaluate whether the quarterly commitment fee should be set in the second quarter of 2011. Absent Treasury waiving the commitment fee in the second quarter of 2011, this quarterly commitment fee will begin accruing on April 1, 2011 and must be paid each quarter for as long as the Purchase Agreement is in effect. The amount of the fee has not yet been determined and could be substantial.

26	Freddie Mac

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury’s commitment. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement. As a result, the expiration on December 31, 2009 of Treasury’s temporary authority to purchase obligations and other securities issued by Freddie Mac did not affect Treasury’s funding commitment under the Purchase Agreement.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The amounts payable for dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth. The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury. It is unlikely that, over the long-term, we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury, although we may experience period-to-period variability in earnings and comprehensive income. As a result, we expect to make additional draws in future periods.

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (a) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (b) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (c) the funding by Treasury of the maximum amount of the commitment under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the Purchase Agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

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

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (a) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (b) the lesser of: (i) the deficiency amount; and (ii) the maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends.

Issuance of Senior Preferred Stock

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

27	Freddie Mac

preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Through December 31, 2010, we have paid cash dividends of $10.0 billion at the direction of the Conservator. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless: (a) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (b) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of: (a) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (b) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

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

As of February 24, 2011, Treasury has not exercised the warrant.

Covenants Under Treasury Agreements

The Purchase Agreement and warrant contain covenants that significantly restrict our business activities. For example, as a result of these covenants, we can no longer obtain additional equity financing (other than pursuant to the Purchase Agreement) and we are limited in the amount and type of debt financing we may obtain.

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

28	Freddie Mac

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is: (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant; (b) upon arm’s length terms; or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

These covenants also apply to our subsidiaries.

The Purchase Agreement also provides that we may not own mortgage assets with UPB in excess of: (a) $900 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Therefore, these limitations were not affected by our implementation of the changes to the accounting standards for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain of our Other Guarantee Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

As of February 24, 2011, we believe we were in compliance with the covenants under the Purchase Agreement.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants: (a) we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights; (b) we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and (c) we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment, granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

As of February 24, 2011, we believe we were in compliance with the covenants under the warrant.

Effect of Conservatorship and Treasury Agreements on Existing Stockholders

The conservatorship, the Purchase Agreement and the senior preferred stock and warrant issued to Treasury have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock) and had the following adverse effects on our common and preferred stockholders:

•	the rights and powers of the stockholders are suspended during the conservatorship, and our common stockholders do not have the ability to elect directors or to vote on other matters;

•	because we are in conservatorship, we are no longer managed with a strategy to maximize stockholder returns. In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing

29	Freddie Mac

remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed;

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during conservatorship. In addition, the Purchase Agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Freddie Mac of our common stockholders at the time of exercise. Until Treasury exercises its rights under the warrant, or its right to exercise the warrant expires on September 7, 2028 without having been exercised, the holders of our common stock continue to have the risk that, as a group, they will own no more than 20.1% of the total voting power of the company. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common stockholders. Accordingly, existing common stockholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

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

Regulation and Supervision

In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our charter and the GSE Act, which was modified substantially by the Reform Act. We are also subject to certain regulation by other government agencies.

Federal Housing Finance Agency

FHFA is an independent agency of the federal government responsible for oversight of the operations of Freddie Mac, Fannie Mae and the FHLBs. The Director of FHFA is appointed by the President and confirmed by the Senate for a five-year term, removable only for cause. In the discussion below, we refer to Freddie Mac and Fannie Mae as the “enterprises.”

The Federal Housing Finance Oversight Board, or the Oversight Board, is responsible for advising the Director of FHFA with respect to overall strategies and policies. The Oversight Board consists of the Director of FHFA as Chairperson, the Secretary of the Treasury, the Chair of the SEC and the Secretary of HUD.

Under the GSE Act, FHFA has safety and soundness authority that is comparable to, and in some respects, broader than that of the federal banking agencies. The GSE Act also provides FHFA with powers that, even if we were not in conservatorship, include the authority to raise capital levels above statutory minimum levels, regulate the size and content of our mortgage-related investments portfolio, and approve new mortgage products.

FHFA is responsible for implementing the various provisions of the GSE Act that were added by the Reform Act. In general, we remain subject to existing regulations, orders and determinations until new ones are issued or made.

Receivership

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the then Director of FHFA placed us into conservatorship. These include: (a) a substantial dissipation of assets or earnings due to unsafe or unsound practices; (b) the existence of an unsafe or unsound condition to transact business; (c) an inability to meet our obligations in the ordinary course of business; (d) a weakening of our condition due to unsafe or unsound practices or conditions; (e) critical undercapitalization; (f) the likelihood of losses that will deplete substantially all of our capital; or (g) by consent.

30	Freddie Mac

On July 9, 2010, FHFA published in the Federal Register a proposed rule to codify certain terms of conservatorship and receivership operations for Fannie Mae, Freddie Mac and the FHLBs. FHFA noted that among the key issues addressed in the proposed rule are the status and priority of claims and the relationships among various classes of creditors and equity-holders under conservatorships or receiverships. The Acting Director of FHFA stated that publication of this rule for comment has no impact on the current conservatorship operations and is not a reflection of the condition of Freddie Mac, Fannie Mae, or the FHLBs.

Capital Standards

FHFA has suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements are not binding during the conservatorship. We continue to provide submissions to FHFA on both minimum and risk-based capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship.

On October 9, 2008, FHFA also announced that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. The GSE Act provides that FHFA may increase minimum capital levels from the existing statutory percentages either by regulation or on a temporary basis by order. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels. FHFA may also, by regulation or order, establish capital or reserve requirements with respect to any product or activity of an enterprise, as FHFA considers appropriate. In addition, under the GSE Act, FHFA must, by regulation, establish risk-based capital requirements to ensure the enterprises operate in a safe and sound manner, maintaining sufficient capital and reserves to support the risks that arise in their operations and management. In developing the new risk-based capital requirements, FHFA is not bound by the risk-based capital standards in effect prior to the amendment of the GSE Act by the Reform Act.

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by our January 1, 2010 adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. Specifically, upon adoption of these new accounting standards, FHFA directed us, for purposes of minimum capital, to continue reporting our PCs held by third parties and other aggregate off-balance sheet obligations using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.

For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” and “NOTE 18: REGULATORY CAPITAL.” Also, see “RISK FACTORS — Legal and Regulatory Risks” for more information.

New Products

The GSE Act requires the enterprises to obtain the approval of FHFA before initially offering any product, subject to certain exceptions. The GSE Act provides for a public comment process on requests for approval of new products. FHFA may temporarily approve a product without soliciting public comment if delay would be contrary to the public interest. FHFA may condition approval of a product on specific terms, conditions and limitations. The GSE Act also requires the enterprises to provide FHFA with written notice of any new activity that we or Fannie Mae consider not to be a product.

On July 2, 2009, FHFA published an interim final rule on prior approval of new products, implementing the new product provisions for us and Fannie Mae in the GSE Act. The rule establishes a process for Freddie Mac and Fannie Mae to provide prior notice to the Director of FHFA of a new activity and, if applicable, to obtain prior approval from the Director if the new activity is determined to be a new product. On August 31, 2009, Freddie Mac and Fannie Mae filed joint public comments on the interim final rule with FHFA. FHFA has stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and has instructed us not to submit such requests under the interim final rule. This could have an adverse effect on our business and profitability in future periods. We cannot currently predict when or if FHFA will permit us to engage in new products under the interim final rule, nor when the rule will be finalized.

Affordable Housing Goals

We are subject to annual affordable housing goals. In light of these housing goals, we may make adjustments to our mortgage loan sourcing and purchase strategies, which could further increase our credit losses. These strategies could include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. Prior to 2010, we at times relaxed some of our underwriting criteria to obtain goal-qualifying mortgage loans and made additional investments in higher risk mortgage loan products that we believed were more likely to serve the borrowers targeted by the goals.

31	Freddie Mac

If the Director of FHFA finds that we failed to meet a housing goal and that achievement of the housing goal was feasible, the GSE Act states that the Director may require the submission of a housing plan with respect to the housing goal for approval by the Director. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain data relating to our mortgage purchases, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks.”

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

Our housing goals for 2010 and 2011 are set forth in Table 5 below.

Table 5 — Affordable Housing Goals for 2010 and 2011

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

The single-family goals are expressed as a percentage of the total number of eligible mortgages underlying our total single-family mortgage purchases. The multifamily goals are expressed in terms of minimum numbers of units financed.

With respect to the single-family goals, the rule includes: (a) an assessment of performance as compared to the actual share of the market that meets the criteria for each goal; and (b) a benchmark level to measure performance. Where our performance on a single-family goal falls short of the benchmark for a goal, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year. For example, if the actual market share of mortgages to low-income families relative to all mortgages originated to finance owner-occupied single-family properties is lower than the 27% benchmark rate, we would still satisfy this goal if we achieve that actual market percentage.

The rule makes a number of changes to the previous counting methods for goals credit, including prohibiting housing goals credit for purchases of private-label securities. However, the rule allows credit under the low-income refinance goal for permanent MHA Program loan modifications. The rule also states that FHFA does not intend for the enterprises to undertake economically adverse or high-risk activities in support of the goals, nor does it intend for the enterprises’ state of conservatorship to be a justification for withdrawing support from these important market segments.

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

We expect to report our performance with respect to the 2010 affordable housing goals in March 2011. At this time, based on preliminary information, we believe we did not achieve certain of the goals for 2010. We and FHFA are in discussions concerning whether achievement of such goals was infeasible under the terms of the GSE Act, due to market and

32	Freddie Mac

economic conditions and our financial condition. For more information, see “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis — Executive Management Compensation Program — Determination of the Performance-Based Portion of 2010 Deferred Base Salary.”

We anticipate that the difficult market conditions and our financial condition will continue to affect our affordable housing activities in 2011. See also “RISK FACTORS — Legal and Regulatory Risks.” However, we view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business and we are committed to facilitating the financing of affordable housing for low- and moderate-income families.

Duty to Serve Underserved Markets

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets. Effective for 2010, FHFA is required to establish a manner for annually: (a) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (b) rating the extent of compliance.

On June 7, 2010, FHFA published in the Federal Register a proposed rule regarding the duty of Freddie Mac and Fannie Mae to serve the underserved markets. Comments were due on July 22, 2010. We provided comments on the proposed rule to FHFA, but we cannot predict the contents of any final rule that FHFA may release, or the impact that the final rule will have on our business or operations.

Affordable Housing Goals and Reported Results for 2009 and 2008

Prior to 2010, we were subject to affordable housing goals related to mortgages for low- and moderate-income families, low-income families living in low-income areas, very low-income families and families living in defined underserved areas. These goals were set as a percentage of the total number of dwelling units underlying our total mortgage purchases. The goal relating to low-income families living in low-income areas and very low-income families was referred to as the “special affordable” housing goal. This special affordable housing goal also included a multifamily annual minimum dollar volume target of qualifying multifamily mortgage purchases. In addition, from 2005 to 2009, we were subject to three subgoals that were expressed as percentages of the total number of mortgages we purchased that financed the purchase of single-family, owner-occupied properties located in metropolitan areas.

Our housing goals and results for 2009 and 2008 are set forth in Table 6 below.

Table 6 — Affordable Housing Goals and Reported Results for 2009 and 2008(1)

	Year Ended December 31,
	2009		2008
	Goal	Results	Goal	Results

Housing goals and actual results:
Low- and moderate-income goal(2)	43%	44.7%	56%	51.5%
Underserved areas goal(3)(4)	32	26.8	39	37.7
Special affordable goal(2)(5)	18	17.8	27	23.1
Multifamily special affordable volume target (in billions)(4)	$4.60	$3.69	$3.92	$7.49
Home purchase subgoals and actual results:
Low- and moderate-income subgoal(2)	40%	48.4%	47%	39.3%
Underserved areas subgoal(2)(5)	30	27.9	34	30.3
Special affordable subgoal(2)	14	20.6	18	15.1

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages and each of our percentage results is determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	These 2008 goals and subgoals were determined to be infeasible.
(3)	FHFA concluded that achievement by us of this 2008 goal was feasible, but challenging. Accordingly, FHFA decided not to require us to submit a housing plan.
(4)	These 2009 goals were determined to be infeasible.
(5)	FHFA concluded that achievement by us of these 2009 goals and subgoals was feasible, but decided not to require us to submit a housing plan.

Affordable Housing Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the UPB of total new business purchases, and allocate or transfer such amount to: (a) HUD to fund a Housing Trust Fund established and managed by HUD; and (b) a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In November 2008, FHFA advised us that it has suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice.

33	Freddie Mac

Prudential Management and Operations Standards

The GSE Act requires FHFA to establish prudential standards, by regulation or by guideline, for a broad range of operations of the enterprises. These standards must address internal controls, information systems, independence and adequacy of internal audit systems, management of interest rate risk exposure, management of market risk, liquidity and reserves, management of asset and investment portfolio growth, overall risk management processes, investments and asset acquisitions, management of credit and counterparty risk, and recordkeeping. FHFA may also establish any additional operational and management standards the Director of FHFA determines appropriate.

Portfolio Activities

The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with the enterprises’ mission and safe and sound operations. In establishing these criteria, FHFA must consider the ability of the enterprises to provide a liquid secondary market through securitization activities, the portfolio holdings in relation to the mortgage market and the enterprises’ compliance with the prudential management and operations standards prescribed by FHFA.

On December 28, 2010, FHFA issued a final rule adopting the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement.

See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio” for additional information on restrictions to our portfolio activities.

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

Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise. See “NOTE 18: REGULATORY CAPITAL — Subordinated Debt Commitment” for more information regarding subordinated debt.

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

34	Freddie Mac

disruptions in the availability of mortgage finance, and protect taxpayers. See “Conservatorship and Related Matters — Treasury Agreements.”

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

Legislative and Regulatory Developments

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Dodd-Frank Act will directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that are our customers and counterparties.

At this time, it is difficult to assess fully the impact of the Dodd-Frank Act on Freddie Mac and the financial services industry. Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are still in process. The final effects of the legislation will not be known with certainty until these rulemakings are complete. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

Recently initiated rulemakings that may have an impact on Freddie Mac include the following:

•	The Financial Stability Oversight Council has published a notice of proposed rulemaking inviting public comment on the criteria that will inform the Council’s designation of nonbank financial companies as subject to enhanced supervision and prudential standards pursuant to the provisions of the Dodd-Frank Act, as well as the Council’s processes and procedures for such designation. If Freddie Mac is so designated, it would be subject to Federal Reserve supervision and to prudential standards that may include risk-based capital and leverage requirements, liquidity requirements, resolution plan and credit exposure reporting requirements, concentration limits, contingent capital requirements, enhanced public disclosures, short-term debt limits, and overall risk management requirements, as well as other requirements and restrictions.

•	The U.S. Commodity Futures Trading Commission, or CFTC, and the SEC recently published a proposed rule regarding certain definitions in the Dodd-Frank Act, including the definitions of “swap dealer” and “major swap participant.” If Freddie Mac is deemed to be a major swap participant, FHFA, in consultation with the CFTC and the SEC, will be required to establish new rules with respect to our activities as a major swap participant regarding capital requirements, and margin requirements for certain derivatives transactions. In addition, Freddie Mac would be required to register with the CFTC and to comply with certain business conduct standards and reporting requirements. Even if we are not deemed a major swap participant, we could become subject to new rules related to clearing, trading, and reporting requirements for derivatives transactions.

We continue to review and assess the impact of these proposals. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.”

SEC Regulation on Disclosure for Asset-Backed Securities

On January 20, 2011, the SEC adopted a rule requiring issuers of asset-backed securities to disclose specified information concerning fulfilled and unfulfilled repurchase requests relating to the assets backing such securities, including certain historical information. This disclosure will first be required to be reported by February 14, 2012 (containing

35	Freddie Mac

information covering the three year period ended December 31, 2011), with subsequent filings due each quarter thereafter. While we are assessing the rule’s impact on us, we currently believe compliance with the disclosure requirements will likely present significant operational challenges for us.

Conforming Loan Limits

On September 30, 2010, Congress temporarily extended the current higher loan limits in certain high-cost areas through September 30, 2011. The higher loan limits in certain high-cost areas were set to expire on December 31, 2010. Actual conforming loan limits are established by FHFA for each county (or equivalent) and the loan limits for specific high-cost areas may be lower than the maximum amounts. For a further discussion of conforming loan limits, see “Our Business.”

Energy Loan Tax Assessment Programs

A number of states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. These programs are typically denominated as Property Assessed Clean Energy, or PACE, programs. While the specific terms may vary, these laws generally treat the new energy assessments like property tax assessments, which generally create a new lien to secure the assessment that is senior to any existing first mortgage lien. These laws could have a negative impact on Freddie Mac’s credit losses, to the extent a large number of borrowers obtain this type of financing.

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

We are subject to lawsuits relating to PACE programs. See “NOTE 21: LEGAL CONTINGENCIES” for additional information. Legislation has been introduced in the Senate and the House of Representatives that would require Freddie Mac and Fannie Mae to adopt standards that support PACE programs.

For more information regarding legislative and regulatory developments that could impact our business, see “RISK FACTORS — Legal and Regulatory Risks.”

Employees

At February 11, 2011, we had 5,231 full-time and 78 part-time employees. Our principal offices are located in McLean, Virginia.

Available Information

SEC Reports

We file reports and other information with the SEC. In view of the Conservator’s succession to all of the voting power of our stockholders, we do not expect to prepare or provide proxy statements for the solicitation of proxies from stockholders during the conservatorship. We make available free of charge through our website at www.freddiemac.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. In addition, materials that we filed with the SEC are available for review and copying free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.

We are providing our website addresses and the website address of the SEC here or elsewhere in this annual report on Form 10-K solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this annual report on Form 10-K.

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

36	Freddie Mac

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

Forward-Looking Statements

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K and:

•	the actions FHFA, Treasury, the Federal Reserve, the Obama Administration, Congress, and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay the dividend on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations, including following changes in any support provided to us by Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

37	Freddie Mac

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any future sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1A. RISK FACTORS

Before you invest in our securities, you should know that making such an investment involves risks, including the risks described below and in “BUSINESS,” “MD&A,” and elsewhere in this Form 10-K. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Conservatorship and Related Matters

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

38	Freddie Mac

cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value.

On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, stating that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements. For more information, see “BUSINESS — Executive Summary — Long-Term Financial Sustainability and Future Status.”

In addition to legislative actions, FHFA has expansive regulatory authority over us, and the manner in which FHFA will use its authority in the future is unclear. FHFA could take a number of regulatory actions that could materially adversely affect our company, such as changing or reinstating our current capital requirements, which are not binding during conservatorship.

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

As discussed above, on February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market. The report recommends winding down Freddie Mac and Fannie Mae. For more information, see “BUSINESS — Executive Summary — Long-Term Financial Sustainability and Future Status.”

In addition, Treasury has the ability to acquire almost 80% of our common stock for nominal consideration by exercising the warrant we issued to it pursuant to the Purchase Agreement. Consequently, the company could effectively remain under the control of the U.S. government even if the conservatorship was ended and the voting rights of common stockholders restored. The warrant held by Treasury, the restrictions on our business contained in the Purchase Agreement and the senior status of the senior preferred stock issued to Treasury under the Purchase Agreement, if the senior preferred stock has not been redeemed, also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital. Moreover, our draws under Treasury’s funding commitment, the senior preferred dividend obligation, and commitment fees paid to Treasury could permanently impair our ability to build independent sources of capital.

We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition.

It is unlikely that we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long-term, which will lead us to require additional draws under the Purchase Agreement. A variety of factors could lead us to make additional draws under the Purchase Agreement in the future, including:

•	dividend obligations on the senior preferred stock, which are cumulative and accrue at an annual rate of 10% (or 12% in any quarter in which dividends are not paid in cash) until all accrued dividends are paid in cash and which at their current level exceed our annual historical earnings in all but one period;

•	future losses, driven by ongoing weak economic conditions, which could cause, among other things, continued high provision for credit losses, increased REO operations expense and additional unrealized losses on the non-agency mortgage-related securities we hold;

•	required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities;

39	Freddie Mac

•	pursuit of public mission-oriented objectives that could produce suboptimal financial returns, such as our efforts under the MHA Program, the continued use or expansion of foreclosure suspensions, and other foreclosure prevention efforts, including any future requirements to reduce the principal amount of loans;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could reduce net interest income and increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI;

•	limitations in our access to the public debt markets, or increases in our debt funding costs;

•	establishment of a valuation allowance for our remaining deferred tax asset;

•	limitations on our ability to develop new products;

•	changes in business practices and requirements resulting from legislative or regulatory developments;

•	changes in accounting practices or standards; and

•	the quarterly commitment fee we must pay to Treasury under the Purchase Agreement (Treasury has waived the fee for the first quarter of 2011). The amount of the fee has not yet been established and could be substantial. Treasury has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment.

Under the Purchase Agreement, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. Although additional draws under the Purchase Agreement will allow us to remain solvent and avoid mandatory receivership, they will also increase the liquidation preference of, and the dividends we owe on, the senior preferred stock. Based on the aggregate liquidation preference of the senior preferred stock of $64.2 billion as of December 31, 2010, Treasury is entitled to annual cash dividends of $6.42 billion, which exceeds our annual historical earnings in all but one period. Increases in the already substantial liquidation preference and senior preferred dividend obligation, along with limited flexibility to redeem the senior preferred stock, will adversely affect our results of operations and financial condition and add to the significant uncertainty regarding our long-term financial sustainability.

Our business objectives and strategies have in some cases been significantly altered since we were placed into conservatorship, and may continue to change, in ways that negatively affect our future financial condition and results of operations.

FHFA, as Conservator, has directed the company to focus on managing to a positive stockholders’ equity. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our goal of managing to a positive stockholders’ equity. Some of these changes have increased our expenses or caused us to forego revenue opportunities. For example, FHFA has directed that we implement various initiatives under the MHA Program. We expect to incur significant costs associated with the implementation of these initiatives and we cannot currently estimate whether, or the extent to which, costs incurred in the near term from these initiatives may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives. The Conservator and Treasury have also not authorized us to engage in certain business initiatives and transactions, including the purchase or sale of certain assets, which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such initiatives and transactions may adversely affect our profitability. Other agencies of the U.S. government, as well as Congress, also have an interest in the conduct of our business. We do not know what actions they may request us to take.

In view of the conservatorship and the reasons stated by FHFA for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Among other things, we could experience significant changes in the size, growth and characteristics of our guarantee and investment activities, and we could further change our operational objectives, including our pricing strategy in our core mortgage guarantee business. Accordingly, our strategic and operational focus may not always be consistent with the generation of net income. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. It is also possible that the company could be restructured and its statutory mission revised. In addition, we may be directed to engage in initiatives that are operationally difficult or costly to implement.

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

40	Freddie Mac

Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. These restrictions could also adversely affect our financial results in future periods.

As our Conservator, FHFA possesses all of the powers of our stockholders, officers and directors. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. FHFA has the ability to withdraw or revise its delegations of authority and override actions of our Board of Directors at any time. The directors serve on behalf of, and exercise authority as directed by, the Conservator. In addition, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance.

FHFA is also Conservator of Fannie Mae, our primary competitor, and FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae. On a number of occasions, FHFA has directed us and Fannie Mae to confer and consider uniform approaches to particular issues and problems, and FHFA has in a few cases directed the two GSEs to adopt common approaches. For example, in January 2011, FHFA announced that it has directed Freddie Mac and Fannie Mae to work on a joint initiative, in coordination with HUD, to consider alternatives for future mortgage servicing structures and servicing compensation, including the possibility of reducing or eliminating the minimum servicing fee for performing loans, or other structures. FHFA has also directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop consistent requirements, policies and processes for, the servicing of non-performing mortgages, and to discuss joint standards for the evaluation of the servicing performance of servicers. We cannot predict the impact on our business of these actions or any similar actions FHFA may require us and Fannie Mae to take in the future. It is possible that FHFA could require us and Fannie Mae to take a common approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae.

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

We are subject to significant limitations on our business under the Purchase Agreement that could have a material adverse effect on our results of operations and financial condition.

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

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

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

41	Freddie Mac

stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, there can be no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. To the extent that we are placed in receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors of ours with respect to claims made under our guarantee. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, which ranks senior to our common stock and all other series of preferred stock upon liquidation, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $64.2 billion as of December 31, 2010. The liquidation preference will increase further if we make additional draws under the Purchase Agreement, if we do not pay dividends owed on the senior preferred stock in cash or if we do not pay the quarterly commitment fee to Treasury under the Purchase Agreement.

We have a variety of different, and potentially competing, objectives that may adversely affect our financial results and our ability to maintain positive net worth.

Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives. These objectives include providing liquidity, stability and affordability in the mortgage market; continuing to provide additional assistance to the struggling housing and mortgage markets; reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; returning to long-term profitability; and protecting the interests of the taxpayers. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. Current portfolio investment and mortgage guarantee activities, liquidity support, and loan modification and foreclosure forbearance initiatives, including our efforts under the MHA Program, are intended to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives under conservatorship, but may negatively impact our financial results and net worth.

We have experienced significant management changes and internal reorganizations which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since September 2008, we have had numerous changes in our senior management and governance structure, including FHFA becoming our Conservator, a reconstituted Board of Directors, three changes in our Chief Executive Officer, three changes in our Chief Financial Officer and a new Chief Operating Officer (who resigned in February 2011). We have recently experienced several significant internal reorganizations. The magnitude of these changes and the short time interval in which they have occurred, particularly during the ongoing housing and economic crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations.

This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by these and future reorganizations and the need to operate under the framework of conservatorship.

The conservatorship and uncertainty concerning our future may have an adverse effect on the retention and recruitment of management and other valuable employees.

Our ability to recruit, retain, and engage management and other valuable employees with the necessary skills to conduct our business may be adversely affected by the conservatorship, the uncertainty regarding its duration, the potential for future legislative or regulatory actions that could significantly affect our existence and our role in the secondary mortgage market, and the negative publicity concerning the GSEs. The actions taken by Treasury and the Conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives, management, and other valuable employees. For example, we are subject to restrictions on the amount and type of compensation we may pay our executives under conservatorship. The Conservator has also directed us to maintain individual salaries and wage rates for all employees at 2010 levels for 2011 (except in the case of promotions or significant changes in responsibilities). In addition, statutory and regulatory requirements restricting executive compensation at institutions that have received federal financial assistance, even if not expressly applicable to us, may be interpreted by FHFA or Treasury as limiting the compensation that we are able to provide to our executive officers and other employees. Although we have established compensation programs designed to help retain key employees, we are not currently in a

42	Freddie Mac

position to offer employees financial incentives that are equity-based and, as a result of this and other factors relating to the conservatorship that may affect our attractiveness as an employer, we may be at a competitive disadvantage compared to other potential employers. Uncertainty about the future of the GSEs affects all of our operations and heightens the risks related to retention of management and other valuable employees. A recovering economy is likely to put additional pressures on turnover in 2011, as other attractive opportunities may become available to people we want to retain. Accordingly, we may not be able to retain or replace executives or other employees with key skills, and may lose institutional knowledge, that could adversely affect our ability to conduct our business effectively. We may also face increased operational risk if key employees leave the company.

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.

Prior to our entry into conservatorship, the market price for our common stock declined substantially. After our entry into conservatorship, the market price of our common stock continued to decline (to less than $1 per share for an extended period immediately following our entry into conservatorship, and again following the delisting of our common stock from the NYSE at the direction of FHFA). As a result, the investments of our common and preferred stockholders lost substantial value, which they may never recover. There is significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Therefore, it is likely that our shares could further diminish in value, or cease to have any value.

The conservatorship and investment by Treasury has had, and will continue to have, other material adverse effects on our common and preferred stockholders, including the following:

•	No voting rights during conservatorship. The rights and powers of our stockholders are suspended during the conservatorship and our common stockholders do not have the ability to elect directors or to vote on other matters.

•	No longer managed to maximize stockholder returns. Because we are in conservatorship, we are no longer managed with a strategy to maximize stockholder returns. In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.

•	Priority of Senior Preferred Stock. The senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company.

•	Dividends have been eliminated. The Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

•	Warrant may substantially dilute investment of current stockholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common stockholders will be substantially diluted. It is possible that stockholders, other than Treasury, will not own more than 20.1% of our total common stock for the duration of our existence. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common stockholders. Accordingly, existing common stockholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

Competitive and Market Risks

Our investment activity is significantly limited under the Purchase Agreement and by FHFA, which will likely reduce our earnings from investment activities and result in greater reliance on our guarantee activities to generate revenue.

We are subject to significant limitations on our investment activity, which will adversely affect the earnings capacity of our mortgage-related investments portfolio. These limitations include: (a) a requirement to reduce the size of our mortgage-related investments portfolio; and (b) significant constraints on our ability to purchase or sell mortgage assets.

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, but also does not expect that active selling will be necessary to meet the required portfolio reduction targets. In addition, FHFA has stated that, given the size of our current mortgage-related investments portfolio and

43	Freddie Mac

the potential volume of delinquent mortgages to be purchased out of PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. Therefore, our ability to take advantage of opportunities to purchase or sell mortgage assets at attractive prices has been, and likely will continue to be, limited. In addition, notwithstanding the expectations expressed by Treasury and FHFA regarding future selling activity, we can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices, particularly given the potential in coming periods for continued high volumes of loan modifications and purchases of seriously delinquent loans, both of which result in the purchase of mortgage loans from our PCs for our mortgage-related investments portfolio.

These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited, as we may be required to adopt business practices that provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but that may negatively impact our future financial results. The combination of the restrictions on our business activities under the Purchase Agreement and FHFA regulation, combined with our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions, may have an adverse effect on our results of operations and financial condition. There can be no assurance that the current profitability levels on our new single-family business would be sufficient to attract new private sector capital in the future, should the company be in a position to seek such capital.

We are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; increased credit costs related to these risks could adversely affect our financial condition and/or results of operations.

Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans that we hold on our consolidated balance sheets. We are also exposed to mortgage credit risk with respect to securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. These relate primarily to: (a) Freddie Mac mortgage-related securities backed by multifamily loans; (b) certain single-family Other Guarantee Transactions; and (c) other guarantee commitments, including long-term standby commitments.

Factors that affect the level of our mortgage credit risk include the credit profile of the borrower, home prices, the features of the mortgage loan, the type of property securing the mortgage, and local and regional economic conditions, including unemployment rates. We continue to face significant mortgage credit risk, and our credit losses will likely increase in the near term and remain significantly above historical levels for the foreseeable future due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their home is currently worth, as well as the substantial backlog of seriously delinquent loans.

While mortgage interest rates remained low in 2010, many borrowers may not have been able to refinance into lower interest mortgages due to substantial declines in home values, market uncertainty and continued high unemployment rates. Therefore, there can be no assurance that continued low mortgage interest rates or efforts to modify and refinance mortgages pursuant to the MHA Program will reduce our overall mortgage credit risk.

We also continue to have significant amounts of mortgage loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A, interest-only, option ARMs, loans with original LTV ratios greater than 90%, and loans where borrowers had FICO scores less than 620 at the time of origination, that expose us to greater credit risk than do other types of mortgage loans. See “Table 44 — Certain Higher — Risk Categories in the Single-Family Credit Guarantee Portfolio” for more information.

Beginning in 2008, the conforming loan limits were significantly increased for mortgages originated in certain “high cost” areas (the initial increases applied to loans originated after July 1, 2007). Due to our relative lack of experience with these larger loans, purchases pursuant to the high cost conforming loan limits may also expose us to greater credit risks.

We also face the risk that multifamily borrowers will default if they are unable to refinance their loans at an affordable rate. This risk is particularly important with respect to multifamily loans because such loans generally have a balloon payment and typically have a shorter contractual term than single-family mortgages. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. This risk is significant given the state of the economy, lower levels of liquidity, property cash flows, and property market values. Of the $108.7 billion in UPB of loans in our multifamily mortgage portfolio as of December 31, 2010, approximately 2% and 4% will reach their maturity during 2011 and 2012, respectively.

44	Freddie Mac

We are exposed to significant credit risk related to the subprime, Alt-A and option ARM loans that back the non-agency mortgage-related securities we hold.

Our investments in non-agency mortgage-related securities have included securities that are backed by subprime, Alt-A and option ARM loans. Since 2007, mortgage loan delinquencies and credit losses in the U.S. mortgage market have substantially increased, particularly in the subprime, Alt-A and option ARM sectors of the residential mortgage market. In addition, home prices declined significantly, after extended periods during which home prices appreciated. As a result, the fair value of these investments has declined significantly since 2007 and we have incurred substantial losses through other-than-temporary impairments. In addition, many of these investments do not trade in a liquid secondary market and the size of our holdings relative to normal market activity is such that, if we were to attempt to sell a significant quantity of these securities, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets.

We could experience additional GAAP losses due to other-than-temporary impairments on our investments in these non-agency mortgage-related securities if, among other things: (a) interest rates change; (b) delinquency and loss rates on subprime, Alt-A and option ARM loans increase; or (c) there is a further decline in actual or forecasted home prices. In addition, the fair value of these investments may decline further due to additional ratings downgrades or market events. Any credit enhancements covering these securities, including subordination, may not prevent us from incurring losses. During 2010, we continued to experience the depletion of credit enhancements on selected securities backed by subprime first lien, option ARM and Alt-A loans due to poor performance in the underlying collateral. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information about the credit ratings for these securities and the extent to which these securities have been downgraded.

Certain strategies to mitigate our losses as an investor in non-agency mortgage-related securities may adversely affect our relationships with some of our largest seller/servicers.

On July 12, 2010, FHFA, as Conservator of Freddie Mac and Fannie Mae, announced that it had issued subpoenas to various entities seeking loan files and other transaction documents related to non-agency mortgage-related securities in which the two enterprises invested. FHFA stated that the documents will enable it to determine whether issuers of these securities and others are liable to Freddie Mac and Fannie Mae for certain losses they have suffered on the securities. We are assisting FHFA in this effort.

We also have joined an investor group that has delivered a notice of non-performance to Bank of New York Mellon, as Trustee, and Countrywide Home Loans Servicing LP (now known as BAC Home Loans Servicing, LP). The notice related to the possibility that certain mortgage pools backing certain mortgage-related securities issued by Countrywide Financial and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

These and other loss mitigation efforts may lead to disputes with some of our largest seller/servicers and counterparties that may result in litigation. The effectiveness of these loss mitigation efforts is highly uncertain and any potential recoveries may take significant time to realize.

The credit losses we experience in future periods as a result of the housing and economic crisis are likely to be larger, perhaps substantially larger, than our current loan loss reserves.

Our loan loss reserves, as reflected on our consolidated balance sheets, do not reflect our estimate of the total of all future credit losses inherent in our single-family and multifamily mortgage loans, including those underlying our financial guarantees. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses may exceed the amounts we have already reserved for loans currently identified as impaired, and that additional credit losses will be incurred in the future due to the housing and economic crisis, we are not permitted under GAAP to reflect the potential impact of these future trends in our loan loss reserves. As a result of the depth and extent of the housing and economic crisis, there is significant uncertainty regarding the full extent of future credit losses. Therefore, such credit losses are likely to be larger, perhaps substantially larger, than our current loan loss reserves. These additional credit losses we incur in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

Further declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and increase our losses.

Throughout 2010, the U.S. housing market continued to experience adverse trends, including continued price depreciation, and continued high serious delinquency and default rates. Home sales declined significantly following the expiration of the federal homebuyer tax credit program in April 2010, which increased the supply of unsold homes and placed further downward pressure on home prices. These conditions, coupled with high continued unemployment, led to

45	Freddie Mac

increases in credit losses and continued high loan delinquencies and provisioning for loan losses, all of which have adversely affected our financial condition and results of operations. We expect that national home prices in 2011 will likely be lower than in 2010, which could result in a continued high rate of serious delinquencies or defaults and a level of credit-related losses higher than our expectations when our guarantees were issued. It is possible that home price declines could be significantly greater than we anticipate, or that a sustained recovery in home prices would not begin until much later than we anticipate, which could result in higher losses due to other-than-temporary impairments on our investments in non-agency mortgage-related securities than would otherwise be recognized in earnings. Government programs designed to strengthen the U.S. housing market, such as the MHA Program, may fail to achieve expected results, and new programs could be instituted that cause our credit losses to increase. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk.”

Our business volumes are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market. Total residential mortgage debt declined approximately 2.3% in the first nine months of 2010 compared to a decline of 1.9% in 2009. If total outstanding U.S. residential mortgage debt were to continue to decline, there could be fewer mortgage loans available for us to purchase, and we could face more competition to purchase a smaller number of loans.

While major national multifamily market fundamentals (i.e., vacancy rates and effective rents) improved during 2010, there can be no assurance that this trend will continue. Additionally, certain local markets continue to exhibit weak fundamentals. We expect that our multifamily non-performing assets may increase due to the continuation of the challenging economic conditions particularly in certain geographical areas. Improvements in loan performance have historically lagged improvements in broader economic and market trends during market recoveries. As a result, we may continue to experience elevated credit losses related to multifamily activities in the first half of 2011, even if market conditions continue to improve. In addition, given the significant weakness currently being experienced in the U.S. economy, it is also possible that apartment fundamentals could deteriorate during 2011, which could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.

Our refinance volumes could decline if interest rates rise, which could cause our overall new issuance volumes to decline.

We continued to experience a high composition of refinance mortgages in our purchase volume during 2010, due to continued low interest rates and the impact of our relief refinance mortgages. Interest rates have been at historically low levels for an extended period of time, but have recently begun to increase. Overall originations of refinance mortgages, and our purchases of them, will likely decrease if interest rates continue to rise. Originations of refinance mortgages will also likely decline after the Home Affordable Refinance Program expires in June 2011. It is possible that our overall issuance volumes could decline if our volumes of purchase money mortgages do not increase to offset any such decrease in refinance mortgages. This could adversely affect the amount of revenue we receive from our guarantee activities.

We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.

We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations. We face similar risks with respect to contracts or arrangements we benefit from indirectly or that we enter into on behalf of our securitization trusts. Our primary exposures to institutional counterparty risk are with:

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

Many of our counterparties provide several types of services to us. In some cases, our business with institutional counterparties is concentrated. A significant failure by a major institutional counterparty could harm our business and financial results in a variety of ways and have a material adverse effect on our investments in mortgage loans, investments in securities, our derivative portfolio or our credit guarantee activities. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

46	Freddie Mac

Some of our counterparties may become subject to serious liquidity problems affecting, either temporarily or permanently, their businesses, which may adversely affect their ability to meet their obligations to us. Challenging market conditions have adversely affected and are expected to continue to adversely affect the liquidity and financial condition of a number of our counterparties, including some seller/servicers, mortgage insurers and bond insurers. In the past few years, some of our largest seller/servicers have experienced ratings downgrades and liquidity constraints, and certain large lenders have failed. These challenging market conditions could also increase the likelihood that we will have disputes with our counterparties concerning their obligations to us, especially with respect to counterparties that have experienced financial strain and/or have large exposures to us. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or our financial condition. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for additional information regarding our credit risks to our counterparties and how we seek to manage them.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or fail to honor any related indemnification or any recourse obligations. We also face the risk that seller/servicers may fail to perform their obligations to service loans in our single-family and multifamily mortgage portfolios or that their servicing performance could decline.

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

Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. As of December 31, 2010 and December 31, 2009, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.8 billion and $4.2 billion, respectively. Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeal process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of December 31, 2010, approximately 34% of these repurchase requests were outstanding more than four months since issuance of our repurchase request. The actual amount we collect on these requests and others we may make in the future could be significantly less than their UPB amounts because we expect many of these requests will be satisfied by reimbursement of our realized losses by seller/servicers, instead of repurchase of loans at their UPB, or may be rescinded in the course of the contractual appeals process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests would also be less than the UPB of the loans. We may also enter into agreements with seller/servicers to resolve claims for repurchases. The amounts we receive under any such agreements may be less than the losses we ultimately incur. Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Enforcing repurchase obligations of seller/servicers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and ability to retain market share.

We also have exposure to seller/servicers with respect to mortgage insurance. When a mortgage insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss. The volume of rescissions of claims under mortgage insurance remains high.

If a servicer is unable to fulfill its repurchase or other responsibilities, we may seek to recover the amounts that such servicer owes us, such as by attempting to sell the applicable mortgage servicing rights to a different servicer and applying the proceeds to such owed amounts, or by contracting the servicing responsibilities to a different servicer and retaining the net servicing fee. The ongoing weakness in the housing market has negatively affected the market for mortgage servicing rights, which increases the risk that we may be unable to sell such rights or may not receive a sufficient price for them. Increased industry consolidation, bankruptcies of mortgage bankers or bank failures may also make it more difficult for us to sell such rights, because there may not be sufficient capacity in the market, particularly in the event of multiple failures. This option may be difficult to accomplish with respect to our larger seller/servicers, as it may be difficult to transfer a large servicing portfolio. The financial stress on servicers and increased costs of servicing may lead to strategic defaults (i.e., defaults done deliberately as a financial strategy, and not involuntarily) by servicers, which would also require us to seek a successor servicer.

47	Freddie Mac

Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact the overall quality of our credit performance, which could adversely affect our financial condition or results of operations and have significant impacts on our ability to mitigate credit losses. The risk of such a decline in performance remains high as servicers continue to face challenges in building capacity to process the large volumes of problem loans and as weak economic conditions continue to affect the liquidity and financial condition of many of our seller/servicers, including some of our largest seller/servicers. Any efforts we take to attempt to improve our servicers’ performance could adversely affect our relationships with such servicers, many of which also sell loans to us.

The inability to realize the anticipated benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates and severity that exceed our current projections could cause our losses to be significantly higher than those currently estimated.

Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide or, in certain cases, reduce the likelihood that we could recover losses through lender repurchases or through recourse agreements or other credit enhancements, where applicable.

See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers.

Our financial condition or results of operations may be adversely affected by the financial distress of our counterparties to derivatives, funding and other transactions.

We use derivatives for several purposes, including to rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets and to hedge forecasted issuances of debt. The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration increased in the last several years due to industry consolidation and the failure of certain counterparties, and could further increase. One of our derivative counterparties accounted for greater than 10% of our net uncollateralized exposure, excluding commitments, at December 31, 2010. For a further discussion of our derivative counterparty exposure, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Some of our derivative and other capital markets counterparties have experienced various degrees of financial distress in the past few years, including liquidity constraints, credit downgrades and bankruptcy. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other capital markets counterparties to the extent that they fail to meet their obligations to us. For example, we may incur losses if collateral held by us cannot be liquidated at prices that are sufficient to recover the full amount of the loan or derivative exposure due us.

In addition, our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions.

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

We are exposed to risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee and bond insurers that insure bonds we hold as investment securities on our consolidated balance sheets. The weakened financial condition and liquidity position of these counterparties increases the risk that these entities will fail to reimburse us for claims under insurance policies. This risk could increase if home prices deteriorate further or if the economy worsens.

As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. Thus, if any of our mortgage insurers that provide credit enhancement fails to fulfill its obligation, we could experience increased credit losses. In addition, if a regulator determined that a mortgage insurer lacked sufficient capital to pay all claims when due, the regulator could take action that might impact the timing and amount of claim payments made to us. We independently assess the financial condition, including the claims-paying resources, of

48	Freddie Mac

each of our mortgage insurers. Based on our analysis of the financial condition of a mortgage insurer and pursuant to our eligibility requirements for mortgage insurers, we could take action against a mortgage insurer intended to protect our interests that may impact the timing and amount of claims payments received from that insurer.

In the event one or more of our bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities. We expect to receive substantially less than full payment of our claims from Financial Guaranty Insurance Company, or FGIC, and Ambac Assurance Corporation, or Ambac, due to adverse developments concerning these companies. We believe that, in addition to FGIC and Ambac, some of our other bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. For more information on the developments concerning FGIC and Ambac, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

If mortgage insurers were to further tighten their standards or fall out of compliance with regulatory capital requirements, the volume of high LTV ratio mortgages available for us to purchase could be reduced, which could negatively affect our business and make it more difficult for us to meet our affordable housing goals. Mortgage insurance standards could constrain our ability to increase our purchases of high LTV loans in the future, should we want to do so.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. Our purchases of mortgages with LTV ratios above 80% (other than relief refinance mortgages) have declined in recent years, in part because mortgage insurers tightened their eligibility requirements with respect to the issuance of insurance on new mortgages with higher LTV ratios. Recently, mortgage insurers have loosened some of these requirements. However, if mortgage insurers further restrict their eligibility requirements for high LTV ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to avail ourselves of suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase.

If a mortgage insurance company were to fall out of compliance with regulatory capital requirements and not obtain appropriate waivers, it could become subject to regulatory actions that restrict its ability to write new business in certain, or in some cases all, states. At least one of our mortgage insurers has fallen out of compliance with regulatory capital requirements, and others may do so in the future.

A mortgage insurer may attempt a corporate restructuring designed to enable it to continue to write new business through a new entity in the event the insurer falls out of compliance with regulatory capital requirements. Several insurers have completed such a restructuring. However, there can be no assurance that an insurer would be able to effect such a restructuring in the future, as the restructured entity would be required to satisfy regulatory requirements as well as our own conditions. These restructuring plans generally involve contributing capital to a subsidiary or affiliate. This could result in less liquidity available to the mortgage insurer to pay claims on its existing book of business, and an increased risk that the mortgage insurer would not pay its claims in full in the future.

Where mortgage insurance or another charter-acceptable credit enhancement is not available, it may be more difficult for us to purchase high LTV ratio (above 80%) loans that refinance mortgages into more affordable loans. The unavailability of suitable credit enhancement could also negatively impact our ability to pursue new business opportunities relating to high LTV ratio and other higher risk loans, should we seek, or be directed, to pursue such business opportunities. This could also impact our ability to meet our affordable housing goals, as purchases of loans with high LTV ratios can contribute to our performance under those goals.

The loss of business volume from key lenders could result in a decline in our market share and revenues.

Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2010 and 2009, approximately 78% and 74%, respectively, of our guaranteed mortgage securities issuances originated from purchase volume associated with our ten largest customers. During 2010, three mortgage lenders (Wells Fargo Bank, N.A., Bank of America, N.A. and Chase Home Finance LLC) each accounted for more than 10% of our single-family mortgage purchase volume and collectively accounted for approximately 50% of our single-family mortgage purchase volume. Similarly, we acquire a significant portion of our multifamily mortgage loans from several large lenders. We enter into mortgage purchase volume commitments with many of our single-family customers that provide for the customers to deliver to us a specified dollar amount of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. There is a risk that we will not be able to enter into a new commitment with a key customer that will maintain mortgage purchase volume following the expiration of the existing commitment. Since 2007, the mortgage industry has consolidated significantly and a smaller number of large lenders originate most single-family mortgages. The

49	Freddie Mac

loss of business from any one of our major lenders could adversely affect our market share and our revenues. Many of our seller/servicers also have tightened their lending criteria in recent years, which has reduced their loan volume, thus reducing the volume of loans available for us to purchase.

Ongoing weak business and economic conditions in the U.S. and abroad may adversely affect our business and results of operations.

Our business and results of operations are significantly affected by general business and economic conditions, including conditions in the international markets for our investments or our mortgage-related and debt securities. These conditions include employment rates, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, the strength of the U.S. financial markets and national economy and the local economies in which we conduct business, and the economies of other countries that purchase our mortgage-related and debt securities. There is significant uncertainty regarding the strength of the U.S. economic recovery. While the financial markets appear to have stabilized, there can be no assurance that this will continue. If the U.S. economy remains weak, we could experience continued high serious delinquencies and credit losses, which will adversely affect our results of operations and financial condition.

The mortgage credit markets have experienced very difficult conditions and volatility since 2007. This has resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry, causing disruptions to normal operations of major mortgage originators, including some of our largest customers, and contributed to the insolvency, closure or acquisition of a number of major financial institutions. These conditions also resulted in significant volatility, wide credit spreads and a lack of price transparency and could contribute to further consolidation within the financial services industry. We continue to be subject to adverse effects on our financial condition and results of operations due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

Competition from banking and non-banking companies may harm our business.

Competition in the secondary mortgage market combined with a decline in the amount of residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively impact our financial results. Increased competition from Fannie Mae and Ginnie Mae may alter our product mix, lower volumes and reduce revenues on new business. FHFA is also Conservator of Fannie Mae, our primary competitor, and FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae. Efforts we may make to increase the profitability of new single-family guarantee business, such as by tightening credit standards or raising guarantee fees, could cause our market share to decrease and the volume of our single-family guarantee business to decline. Historically, we also competed with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. While many of these institutions have ceased or substantially reduced their activities in the secondary market since 2008, it is possible that these institutions will reenter the secondary market.

Our business may be adversely affected by limited availability of financing and increased funding costs.

The amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

•	termination of, or future restrictions or other adverse changes with respect to, government support programs that may benefit us;

•	reduced demand for our debt securities; and

•	competition for debt funding from other debt issuers.

Our ability to obtain funding in the public debt markets or by pledging mortgage-related securities as collateral to other financial institutions could cease or change rapidly, and the cost of available funding could increase significantly due to changes in market confidence and other factors. For example, in the fall of 2008, we experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and were forced to rely on short-term debt to fund our purchases of mortgage assets and refinance maturing debt and to rely on derivatives to synthetically create the substantive economic equivalent of various debt funding structures.

We follow certain liquidity management practices and procedures. However, in the event we were unable to obtain funding from the public debt markets, there can be no assurance that such practices and procedures would provide us with sufficient liquidity to meet ongoing cash obligations for an extended period.

Since 2008, the ratings on the non-agency mortgage-related securities we hold backed by Alt-A, subprime and option ARM loans have decreased, limiting their availability as a significant source of liquidity for us through sales or use as

50	Freddie Mac

collateral in secured lending transactions. In addition, adverse market conditions have negatively impacted our ability to enter into secured lending transactions using agency securities as collateral. These trends are likely to continue in the future.

Government Support

Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and our debt funding costs. Under the Purchase Agreement, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The cost of our debt funding could increase if debt investors believe that the risk that we could be placed into receivership is increasing. In addition, under the Purchase Agreement, without the prior consent of Treasury, we may not increase our total indebtedness above a specified limit or become liable for any subordinated indebtedness.

We do not currently have a liquidity backstop available to us (other than draws from Treasury under the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might be available to us if needed, other than from Treasury as referenced above.

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

Competition for Debt Funding

We compete for low-cost debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments. Increased competition for low-cost debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our liquidity, financial condition and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities” for a description of our debt issuance programs.

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

Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business.

Our PCs are an integral part of our mortgage purchase program. We purchase many mortgages by issuing PCs in exchange for them in guarantor swap transactions. We also issue PCs backed by mortgage loans that we purchased for cash. Our competitiveness in purchasing single-family mortgages from our seller/servicers, and thus the volume and profitability of new single-family business, can be directly affected by the relative price performance of our PCs and comparable Fannie Mae securities. Increasing demand for our PCs helps support the price performance of our PCs, which in turn helps us compete with Fannie Mae and others in purchasing mortgages.

Our PCs typically trade at a discount to comparable Fannie Mae securities, which creates an incentive for customers to conduct a disproportionate share of their guarantor business with Fannie Mae. Various factors, including market conditions and the relative rates at which the underlying mortgages prepay, affect the price performance of our PCs. While we employ a variety of strategies to support the price performance of our PCs, any such strategies may fail or adversely affect our business. For example, we may attempt to compensate customers for the difference in price between our PCs and comparable

51	Freddie Mac

Fannie Mae securities by reducing guarantee fees. However, this could adversely affect the profitability of our single-family guarantee business.

We may be unable to maintain a liquid and deep market for our PCs, which could also adversely affect the price performance of PCs. A significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of our PCs.

A reduction in the credit ratings for our debt could adversely affect our liquidity.

Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently receive ratings from three nationally recognized statistical rating organizations for our unsecured borrowings. Our credit ratings are important to our liquidity. Actions by governmental entities or others, including changes in government support for us, additional GAAP losses, additional draws under the Purchase Agreement, a reduction in the credit ratings of or outlook on the U.S. Government, and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A reduction in our credit ratings could also trigger additional collateral requirements under our derivatives contracts. A significant increase in our borrowing costs could cause us to sustain additional GAAP losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the information that is provided to us before we purchase the loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan or a borrower. While we subsequently review a sample of these loans to determine if such loans are in compliance with our contractual standards, there can be no assurance that this would detect or deter mortgage fraud, or otherwise reduce our exposure to the risk of fraud. We are also exposed to fraud by third parties in the mortgage servicing function, particularly with respect to sales of REO properties and other dispositions of non-performing assets. We may experience significant financial losses and reputational damage as a result of such fraud.

The value of mortgage-related securities guaranteed by us and held as investments may decline if we were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish.

A portion of our investments in mortgage-related securities are securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction, which includes the Freddie Mac assets transferred to the securitization trusts that serve as collateral for the mortgage-related securities issued by the trusts (i.e.: (a) multifamily PCs; (b) REMICs and Other Structured Securities; and (c) certain Other Guarantee Transactions). The valuation of our guaranteed mortgage securities necessarily reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets, which could have an adverse affect on our financial condition and results of operations. This could also adversely affect our ability to sell or otherwise use these securities for liquidity purposes.

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

Our GAAP results can be significantly affected by changes in interest rates, and adverse changes in interest rates could increase our GAAP net loss or deficit in total equity (deficit) materially. For example, changes in interest rates affect the fair value of our derivatives portfolio. Since we generally record changes in fair values of our derivatives in current income, such changes could significantly impact our GAAP results. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net

52	Freddie Mac

income. Additionally, increases in interest rates could increase other-than-temporary impairments on our investments in non-agency mortgage-related securities.

Changes in interest rates may also affect prepayment assumptions, thus potentially impacting the fair value of our assets, including our investments in mortgage-related assets. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. An increased likelihood of prepayment on the mortgages underlying our mortgage-related securities may adversely impact the value of these securities.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The availability of derivative financial instruments (such as options and interest rate and foreign currency swaps) from acceptable counterparties of the types and in the quantities needed could also affect our ability to effectively manage the risks related to our investment funding. Our strategies and efforts to manage our exposures to these risks may not be effective. In particular, various factors, including uncertainty concerning trends in home prices, have made it more difficult for us to estimate future prepayments. This could make it more difficult for us to manage prepayment risk, and could cause our hedging-related losses to increase. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for a description of the types of market risks to which we are exposed and how we seek to manage those risks.

Changes in OAS could materially impact our fair value of net assets and affect future results of operations and stockholders’ equity (deficit).

OAS is an estimate of the yield spread between a given security and an agency debt yield curve. This includes consideration of potential variability in the security’s cash flows resulting from any options embedded in the security, such as prepayment options. The OAS between the mortgage and agency debt sectors can significantly affect the fair value of our net assets. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the impact of changes in mortgage-to-debt OAS.

Changes in market conditions, including changes in interest rates, may cause fluctuations in OAS. A widening of the OAS on a given asset, which typically causes a decline in the current fair value of that asset, may cause significant mark-to-fair value losses, and may adversely affect our financial results and stockholders’ equity (deficit), but may increase the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Conversely, a narrowing or tightening of the OAS typically causes an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Consequently, a tightening of the OAS may adversely affect our future financial results and stockholders’ equity (deficit). See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.

While wider spreads might create favorable investment opportunities, we are limited in our ability to take advantage of any such opportunities because, under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that declines by 10% per year beginning in 2010 until it reaches $250 billion. FHFA has stated its expectation in the Acting Director’s February 2, 2010 letter that any net additions to our mortgage-related investments portfolio would be related to purchasing delinquent mortgages out of PC pools.

We could experience significant reputational harm, which could affect the future of our company, if our efforts under the MHA Program, and other initiatives to support the U.S. residential mortgage market do not succeed.

We are focused on the MHA Program and other initiatives to support the U.S. residential mortgage market. If these initiatives do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support for our business and government decisions with respect to the future status and role of Freddie Mac.

Negative publicity causing damage to our reputation could adversely affect our business prospects, financial results or net worth.

Reputation risk, or the risk to our financial results and net worth from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors, our seller/servicers or the financial services and mortgage industries as a whole, particularly as they relate to the current economic downturn, may also adversely impact our reputation. Adverse reputation impacts on third parties with whom we have important relationships may impair market confidence or investor confidence in our business

53	Freddie Mac

operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes, and could affect what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. These adverse consequences could result from perceptions concerning our activities and role in addressing the mortgage market crisis, the concerns about deficiencies in foreclosure documentation practices or our actual or alleged action or failure to act in any number of areas, including corporate governance, regulatory compliance, financial reporting and disclosure, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators in response to our actual or alleged conduct.

The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

The MHA Program and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, there can be no assurance that any of our loss mitigation strategies will be successful and that credit losses will not continue to escalate. To the extent that borrowers participate in HAMP in large numbers, it is likely that the costs we incur related to loan modifications and other activities under HAMP will be substantial because we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees. We will not be reimbursed for these costs by Treasury.

FHFA has directed us to implement HAMP for troubled mortgages we own or guarantee. It is possible that Treasury could make changes to HAMP that, to the extent we were required to or elected to implement them, could make the program more costly to us, both in terms of credit expenses and the cost of implementing and operating the program. We could also be required or elect to make changes to our implementation of our other loss mitigation activities that could make these activities more costly to us. For example, we could be required to, or elect to, use principal reduction to achieve reduced payments for borrowers. This could further increase our losses, as we could bear the full costs of such reductions.

In June 2010, Treasury announced an initiative under which servicers will be required to consider an alternative modification approach that includes a possible reduction of principal for loans with LTV ratios over 115%. Mortgage investors will receive incentives based on the amount of reduced principal. In October 2010, Treasury provided guidance with respect to applying this alternative for borrowers who have already received permanent modifications or are in trial plans. Holders of mortgages and mortgage-related securities are not required to agree to a reduction of principal, but servicers must have a process for considering the approach. We do not currently have plans to apply these changes to mortgages that we own or guarantee. However, it is possible that FHFA might direct us to implement some or all of these changes. Our credit losses could increase to the extent we apply these changes.

A significant number of loans are in the trial period of HAMP. Although the ultimate completion rate remains uncertain, a large number of loans have failed to complete the trial period or qualify for any of our other loan modification and loss mitigation programs. It is possible that, in the future, additional loans will fail to complete the trial period or qualify for these other programs. For these loans, HAMP will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier, due to continued home price declines. These delays in foreclosure could also cause our REO operations expense to increase, perhaps substantially.

Our seller/servicers have a key role in the success of our loss mitigation activities. The continued increases in seriously delinquent loan volume, the ongoing weak conditions of the mortgage market during 2009 and 2010, and the number and variety of additions and changes to HAMP have placed a strain on the loss mitigation resources of many of our seller/servicers. This has also increased the operational complexity of the servicing function, as well as the risk that errors will occur. A decline in the performance of seller/servicers in mitigation efforts could result in missed opportunities for successful loan modifications, an increase in our credit losses and damage to our reputation.

Mortgage modifications on the scale of HAMP, particularly any new focus on principal reductions, have the potential to change borrower behavior and mortgage underwriting. This, coupled with the phenomenon of widespread underwater mortgages, could significantly affect borrower attitudes towards homeownership, the commitment of borrowers to making their mortgage payments, the way the market values residential mortgage assets, the way in which we conduct business and, ultimately, our financial results.

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs and REMICs and Other Structured Securities, either of which could negatively affect the pricing of such securities.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which has, and will continue to, increase our expenses. The size and scope of our effort under the MHA Program may also limit our ability to pursue other business opportunities or corporate initiatives.

54	Freddie Mac

Our relationships with our customers could be harmed by our actions as the compliance agent under HAMP, which could negatively affect our ability to purchase loans from them in the future.

We are the compliance agent for certain foreclosure avoidance activities under HAMP by mortgage holders other than Freddie Mac or Fannie Mae. In this role, we conduct examinations and review servicer compliance with the published requirements for the program. It is unclear how servicers will perceive our actions as compliance agent. It is possible that this could impair our relationships with our seller/servicers, which could negatively affect our ability to purchase loans from them in the future.

We may experience further write-downs and losses relating to our assets, including our investment securities, net deferred tax assets, REO properties or mortgage loans, that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced significant losses and write-downs relating to certain of our assets during 2008, 2009, and 2010, including significant declines in market value, impairments of our investment securities, market-based write-downs of REO properties, losses on non-performing loans purchased out of PC pools, and impairments on other assets. The fair value of our assets may be further adversely affected by continued weakness in the economy, further deterioration in the housing and financial markets, additional ratings downgrades or other events.

We increased our valuation allowance for our net deferred tax assets by $8.3 billion during 2010. The future status and role of Freddie Mac could be affected by actions of the Conservator, and legislative and regulatory action that alters the ownership, structure and mission of the company. The uncertainty of these developments could materially affect our operations, which could in turn affect our ability or intent to hold investments until the recovery of any temporary unrealized losses. If future events significantly alter our current outlook, a valuation allowance may need to be established for the remaining deferred tax asset.

Due to the ongoing weaknesses in the economy and in the housing and financial markets, we may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may continue to decline. This could adversely affect our results of operations, financial condition, liquidity and net worth.

We could also incur losses related to our REO properties due to the occurrence of a major natural or other disaster, such as hurricanes in Florida or earthquakes in California.

There may not be an active, liquid trading market for our equity securities.

Our common stock and classes of preferred stock that previously were listed and traded on the NYSE were delisted from the NYSE effective July 8, 2010, and now trade on the OTC market. The market price of our common stock declined significantly between June 16, 2010, the date we announced our intention to delist these securities, and July 8, 2010, the first day the common stock traded exclusively on the OTC market, and may decline further. Trading volumes on the OTC market have been, and will likely continue to be, less than those on the NYSE, which would make it more difficult for investors to execute transactions in our securities and could make the prices of our securities decline or be more volatile.

Operational Risks

We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.

In the fall of 2010, several large seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. These announcements have raised various concerns relating to foreclosure practices. The integrity of the foreclosure process is critical to our business, and our financial results could be adversely affected by deficiencies in the conduct of that process.

A number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in certain states in which they do business while they evaluated and addressed these issues. A number of these companies continue to address these issues, and certain of these suspensions remain in effect. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices. Some seller/servicers have announced issues relating to the improper execution of the documents used in foreclosure proceedings. In November 2010, we terminated the eligibility of one law firm to serve as counsel in foreclosures of Freddie Mac mortgages, due to issues with respect to the firm’s foreclosure practices. That firm had been responsible for handling a significant number of foreclosures for our servicers in Florida. It is possible that additional deficiencies in foreclosure practices will be identified, including relating to the foregoing.

These issues and the related foreclosure suspensions could prolong the foreclosure process regionally or nationwide and could delay sales of our REO properties. The deficiencies in the conduct of the foreclosure process potentially affect the validity of a number of actions that have already been taken, including foreclosure transfers through which we acquired some of our REO properties and sales of some of our REO properties. It will take time for seller/servicers to complete their

55	Freddie Mac

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

Concerns about the impact of deficient foreclosure practices on title to REO properties may create additional uncertainty among mortgage investors and potential home buyers about future trends in home prices. Over the long term, concerns about foreclosure practices may adversely affect trends in home prices regionally or nationally, which could also adversely affect our financial results. These concerns could increase both the uncertainty about the results of our models and the risk of errors in the implementation, operation or use of our models, in part because greater management judgment will need to be applied.

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

We have incurred, and will continue to incur, expenses related to deficiencies in foreclosure documentation practices and the costs of remediating them, which may be significant. These costs will include expenses to remediate issues relating to practices of certain legal counsel that will increase our expenses in future periods. We may also incur costs if we become involved in litigation or investigations relating to these issues. While we believe that our seller/servicers would be in violation of their servicing contracts with us to the extent that they improperly executed documents in foreclosure or bankruptcy proceedings, as such contracts require that foreclosure proceedings be conducted in accordance with applicable law, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. Our efforts to enforce our contractual rights may negatively impact our relationships with these seller/servicers, some of which are among our largest sources of mortgage loans.

We expect that remedying the document execution issues affecting the foreclosure process and related developments will likely place further strain on the resources of our seller/servicers, possibly including seller/servicers where such issues have not been identified to date. This could negatively affect their ability to service loans in our single-family mortgage portfolio or the quality of service they provide to us. Since our seller/servicers have an active role in our loss mitigation efforts, this could impact the overall quality of our credit performance and our ability to mitigate credit losses.

Delays in the foreclosure process may also adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold. Foreclosure delays may increase the administrative expenses of the securitization trusts for the non-agency mortgage-related securities, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts will continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of funds available for the senior tranches we own. The prospect of losses due to these impacts could adversely affect the market value of non-agency mortgage-related securities we own.

It has been difficult for us to determine the potential scope of these issues, in part because we must rely on our seller/servicers for much of the pertinent information and these companies have not yet completed their assessments of these

56	Freddie Mac

issues. Our evaluation of these issues, as well as the evaluations made by the seller/servicers, is complicated by the fact that state law governs the foreclosure process and, thus, the laws and regulations of a large number of different states must be examined.

Issues related to mortgages recorded through MERS could delay or disrupt foreclosure activities and have an adverse effect on our business.

The Mortgage Electronic Registration System, or the MERS® System, is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage finance industry, to maintain records of beneficial ownership of mortgages. The MERS System is maintained by MERSCORP, Inc., a privately held company, the shareholders of which include a number of organizations in the mortgage industry, including Freddie Mac, Fannie Mae, and certain seller/servicers, mortgage insurance companies and title insurance companies.

Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., has the ability to serve as a nominee for the owner of a mortgage loan and in that role become the mortgagee of record for the loan in local land records. Freddie Mac seller/servicers may choose to use MERS as a nominee, and to initiate foreclosures in MERS’ name. Approximately 39% of the loans Freddie Mac owns or guarantees are registered in MERS’ name; the beneficial ownership and the ownership of the servicing rights related to those loans are tracked in the MERS System.

MERS has been the subject of numerous lawsuits challenging foreclosures on mortgages for which MERS is mortgagee of record as nominee for the beneficial owner. It is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action related to MERS, could delay or disrupt foreclosure of mortgages that are registered on the MERS System. Publicity concerning regulatory or judicial decisions, even if such decisions were not adverse, or MERS-related concerns about the integrity of the assignment process, could adversely affect the mortgage industry and negatively impact public confidence in the foreclosure process, which could lead to legislative or regulatory action. Because MERS often executes legal documents in connection with foreclosure proceedings, it is possible that investigations by governmental authorities and others into deficiencies in foreclosure practices may negatively impact MERS and the MERS System.

Federal or state legislation or regulatory action also could prevent us from using the MERS System for mortgages that we currently own, guarantee, and securitize and for mortgages acquired in the future, or could create additional requirements for the transfer of mortgages that could affect the process for and costs of acquiring, transferring, servicing, and foreclosing mortgages. Such legislation or regulatory action could increase our costs or otherwise adversely affect our business. For example, we could be required to transfer mortgages out of the MERS System. There is also uncertainty regarding the extent to which seller/servicers will choose to use the MERS System in the future.

Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose legal, operational and reputational risks for us.

We cannot predict the impact that such events or actions may have on our business.

Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results and cause investors to lose confidence in our reported results.

We face continuing challenges because of deficiencies in our controls. Control deficiencies could result in errors, and lead to inadequate or untimely disclosures, affect operating results and cause investors to lose confidence in our reported financial results. For information about our ineffective disclosure controls and remaining material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and internal control over financial reporting, including: the nature of the conservatorship and our relationship with FHFA; the complexity of, and significant changes in, our business activities and related GAAP requirements; significant management changes and internal reorganizations in 2010; uncertainty regarding the sustainability of newly established controls; data quality or servicing-related issues; and the uncertain impacts of the ongoing housing and credit market volatility on the results of our models, which are used for financial accounting and reporting purposes. We cannot be certain that our efforts to improve and maintain our internal control over financial reporting will ultimately be successful.

Effectively designed and operated internal control over financial reporting provides only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. A failure to maintain effective internal control over financial reporting increases the risk of a material error in our reported financial results and delay in our financial reporting timeline. Depending on the nature of a control failure and any required remediation, ineffective controls could have a material adverse effect on our business.

Ineffective controls could also cause investors to lose confidence in our reported financial information, which may have an adverse effect on the trading price of our securities.

57	Freddie Mac

We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties.

We make significant use of business and financial models for financial accounting and reporting purposes and to manage risk. We face risk associated with our use of models. First, there is inherently some uncertainty associated with model results. Second, we could fail to properly implement, operate or use our models. Either of these situations could adversely affect our financial statements and our ability to manage risks.

We use market-based information as inputs to our models. However, it can take time for data providers to prepare information, and thus the most recent market information may not be available for the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that the inputs reflected in our models are not representative of current market conditions.

The severe deterioration of the housing and credit markets beginning several years ago and, more recently, the extended period of economic weakness and uncertainty has increased the risks associated with our use of models. Our models may not perform as well in situations for which there are few or no recent historical precedents. We have adjusted our models in response to recent events, but there remains some uncertainty about model results.

Models are inherently imperfect predictors of actual results. Our models rely on various assumptions that may be incorrect, including that historical experience can be used to predict future results. It has been more difficult to predict the behaviors of the housing and credit capital markets and market participants over the past several years, due to, among other factors: (a) the uncertainty concerning trends in home prices; (b) the lack of historical evidence about the behavior of deeply underwater borrowers, the effect of an extended period of extremely low interest rates on prepayments, and the impact of widespread loan modification programs, including the potential for the extensive use of principal reductions; and (c) the impact of the concerns about deficiencies in foreclosure documentation practices and related delays in the foreclosure process.

We face the risk that we could fail to implement, operate or use our models properly. For example, the assumptions underlying a model could be invalid, or we could apply a model to events or products outside the model’s intended use. We may fail to code a model correctly, or we could use incorrect data. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output. While we have processes and controls in place designed to mitigate these risks, there can be no assurances that such processes and controls will be successful.

Management often needs to exercise judgment to interpret or adjust modeled results to take into account new information or changes in conditions. The dramatic changes in the housing and credit capital markets in recent years have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This further increases both the uncertainty about model results and the risk of errors in the implementation, operation or use of the models.

We face the risk that the valuations, risk metrics, amortization results, loan loss reserve estimations and security impairment charges produced by our internal models may be different from actual results, which could adversely affect our business results, cash flows, fair value of net assets, business prospects and future financial results. Changes in, or replacements of, any of our models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different from those generated by the prior model. The different results could cause a revision of previously reported financial condition or results of operations, depending on when the change to the model, assumption, judgment or estimate is implemented. Any such changes may also cause difficulties in comparisons of the financial condition or results of operations of prior or future periods.

Due to increased uncertainty about model results, we also face increased risk that we could make poor business decisions in areas where model results are an important factor, including loan purchases, management and guarantee fee pricing and asset and liability management. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information on our use of models.

Changes in our accounting policies, as well as estimates we make, could materially affect how we report our financial condition or results of operations.

Our accounting policies are fundamental to understanding our financial condition and results of operations. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of our financial condition and results of operations and they require management to make particularly difficult, complex or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material

58	Freddie Mac

impact on our consolidated financial statements. For a description of our critical accounting policies, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”

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

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for more information.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, errors in our financial statements, disruption of our business, liability to customers, further legislative or regulatory intervention or reputational damage. We experienced a number of operational problems in 2010 related to inadequately designed or improperly executed systems. Servicing and loss mitigation processes are currently under considerable stress, which increases the risk that we may experience further operational problems in the future. Corporate reorganizations, inability to retain key staff members, and our efforts to reduce administrative expenses may increase the stress on existing processes.

Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. Our core systems and technical architecture include many legacy systems and applications that lack scalability and flexibility, which increases the risk of system failure. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives. We are investing considerable resources in a long-term project to improve our existing systems infrastructure. There can be no assurance that we will be able to complete this project successfully, or that it will reduce our operational risk. In the past, we have had difficulty in conducting similar large-scale infrastructure improvement projects.

Our employees could act improperly for their own gain and cause unexpected losses or reputational damage. While we have processes and systems in place to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.

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

We may not be able to protect the confidentiality of our information.

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

59	Freddie Mac

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

We outsource certain key functions to external parties, including: (a) processing functions for trade capture, market risk management analytics, and financial instrument valuation; (b) custody and recordkeeping for our mortgage-related investments; (c) processing functions for mortgage loan underwriting and servicing; and (d) certain services we provide to Treasury in our role as program compliance agent under HAMP. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted or otherwise negatively impacted. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. We may also be exposed to reputational harm, to the extent vendors do not conduct their activities under appropriate ethical standards. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services to us.

Our risk management efforts may not effectively mitigate the risks we seek to manage.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry and could affect us in substantial and unforeseeable ways and have an adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, the Dodd-Frank Act and related future regulatory changes could impact the value of assets that we hold, require us to change certain of our business practices, impose significant additional costs on us, limit the products we offer, require us to increase our regulatory capital, or make it more difficult for us to retain and recruit management and other valuable employees. We will also face a more complicated regulatory environment due to the Dodd-Frank Act and related future regulatory changes, which will increase compliance costs and could divert management attention or other resources. The Dodd-Frank Act and related future regulatory changes will also significantly affect many aspects of the financial services industry and potentially change the business practices of our customers and counterparties; it is possible that any such changes could adversely affect our business and financial results.

Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are expected to be finalized in 2011. The final effects of the legislation will not be known with certainty until these rulemakings are complete. The Dodd-Frank Act also mandates the preparation of studies of a wide range of issues, which could lead to additional legislative or regulatory changes. It could be difficult for us to comply with any future regulatory changes in a timely manner, due to the potential scope and number of such changes, which could limit our operations and expose us to liability.

The long-term impact of the Dodd-Frank Act and related future regulatory changes on our business and the financial services industry will depend on a number of factors that are difficult to predict, including our ability to successfully implement any changes to our business, changes in consumer behavior and our competitors’ and customers’ responses to the Dodd-Frank Act and related future regulatory changes.

Examples of aspects of the Dodd-Frank Act that may significantly affect us include the following:

•	The new Financial Stability Oversight Council could designate Freddie Mac as a non-bank financial company to be subject to supervision and regulation by the Federal Reserve. If this occurs, the Federal Reserve will have authority to examine Freddie Mac and we may be required to meet more stringent prudential standards than those applicable to

60	Freddie Mac

other non-bank financial companies. New prudential standards potentially could include capital requirements that are based on standards applicable to insured depository institutions.

•	The Dodd-Frank Act will have a significant impact on the derivatives market, including by subjecting large derivatives users, which may include Freddie Mac, to extensive new oversight and regulation. These new regulatory standards could impose significant additional costs on us relating to derivatives transactions and it may become more difficult for us to enter into desired hedging transactions with acceptable counterparties on favorable terms.

•	The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers and potentially originators to retain a portion of the underlying loans’ credit risk. Any such new standards and requirements could weaken or remove incentives for financial institutions to sell mortgage loans to us.

•	The Dodd-Frank Act and related future regulatory changes could negatively impact the volume of mortgage originations, and thus adversely affect the number of mortgages available for us to purchase.

•	Under the Dodd-Frank Act, new minimum mortgage underwriting standards will be required for residential mortgages, including a requirement that lenders make a reasonable and good faith determination based on “verified and documented information” that the consumer has a “reasonable ability to repay” the mortgage. The Act requires regulators to establish a class of qualified loans that will receive certain protections from legal liability, such as the borrower’s right to rescind the loan and seek damages. Mortgage originators and assignees, including Freddie Mac, may be subject to increased legal risk for loans that do not meet these requirements.

•	Under the Dodd-Frank Act, federal regulators, including FHFA, are directed to promulgate regulations, to be applicable to financial institutions, including Freddie Mac, that will prohibit incentive-based compensation structures that the regulators determine encourage inappropriate risks by providing excessive compensation or benefits or that could lead to material financial loss. It is possible that any such regulations will have an adverse effect on our ability to retain and recruit management and other valuable employees, as we may be at a competitive disadvantage as compared to other potential employers not subject to these or similar regulations.

For more information on the Dodd-Frank Act, see “BUSINESS — Regulation and Supervision —  Legislative and Regulatory Developments.”

Legislative or regulatory actions could adversely affect our business activities and financial results.

In addition to possible GSE reform legislation and the Dodd-Frank Act discussed above, our business initiatives may be directly adversely affected by other legislative and regulatory actions at the federal, state and local levels. We could be negatively affected by legislation or regulatory action that changes the foreclosure process of any individual state. For example, various states and local jurisdictions have implemented mediation programs designed to bring servicers and borrowers together to negotiate workout options. These actions could delay the foreclosure process and increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets. We could also be affected by any legislative or regulatory changes to existing bankruptcy laws or proceedings or foreclosure processes, including any changes that would allow bankruptcy judges to unilaterally change the terms of mortgage loans or otherwise require principal reductions. Our business could also be adversely affected by any modification, reduction or repeal of the federal income tax deductibility of mortgage interest payments.

Legislation or regulatory actions could indirectly adversely affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, securities dealers and other regulated entities that constitute a significant part of our customer base or counterparties, or could indirectly affect us to the extent that they modify industry practices. Legislative or regulatory provisions that create or remove incentives for these entities to sell mortgage loans to us, purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business results and financial condition.

The Basel Committee on Banking Supervision is in the process of substantially revising capital guidelines for financial institutions and has recently finalized portions of the so-called “Basel III” guidelines, which would set new capital and liquidity requirements for banks. Phase-in of Basel III is expected to take several years and there is significant uncertainty about how regulators might implement these guidelines or how the resulting regulations might impact us. For example, it is possible that any new regulations on the capital treatment of mortgage servicing rights, risk-based capital requirements for credit risk, and liquidity treatment of our debt and guarantee obligations could adversely affect our business results and financial condition.

We may make certain changes to our business in an attempt to meet the housing goals and subgoals set for us by FHFA that may increase our losses.

We may make adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including changes to our underwriting guidelines and the expanded use of targeted initiatives to reach

61	Freddie Mac

underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable. If our current efforts to meet the goals and subgoals prove to be insufficient, we may need to take additional steps that could further increase our losses. FHFA has not yet published a final rule with respect to our duty to serve underserved markets. However, it is possible that we could also make changes to our business in the future in response to this duty. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition.

We are involved in legal proceedings, governmental investigations and IRS examinations that could result in the payment of substantial damages or otherwise harm our business.

We are a party to various legal actions, including litigation in the U.S. Tax Court as result of a dispute of certain tax matters with the IRS related to our 1998 through 2005 federal income tax returns. We are also subject to investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of Virginia. In addition, certain of our current and former directors, officers and employees are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. The defense of these or any future claims or proceedings could divert management’s attention and resources from the needs of the business. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations, proceedings or examinations. Any legal proceeding, governmental investigation or examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. We are also cooperating with other investigations, such as the review being conducted by state attorneys general and state bank and mortgage regulators into foreclosure practices. These proceedings could divert management’s attention or other resources. See “LEGAL PROCEEDINGS” for information about our pending legal proceedings and “NOTE 14: INCOME TAXES” for information about our litigation with the IRS relating to potential additional income taxes and penalties for the 1998 to 2005 tax years and other tax-related matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices consist of five office buildings in McLean, Virginia. We own four of the office buildings, comprising approximately 1.3 million square feet. We occupy the fifth building, comprising approximately 200,000 square feet, under a lease from a third party.

ITEM 3. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 21: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 4. RESERVED

62	Freddie Mac

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.00 per share, trades in the OTC market and is quoted on the OTC Bulletin Board under the ticker symbol “FMCC.” As of February 11, 2011, there were 649,182,461 shares of our common stock outstanding.

On July 8, 2010, our common stock and 20 previously-listed classes of preferred securities were delisted from the NYSE. We delisted such securities pursuant to a directive by the Conservator. The classes of preferred stock that were previously listed on the NYSE also now trade in the OTC market.

Table 7 sets forth the high and low prices of our common stock on the NYSE and the high and low bid information for our common stock on the OTC Bulletin Board for the indicated periods. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Table 7 — Quarterly Common Stock Information

	High	Low

2010 Quarter Ended
December 31(1)	$0.50	$0.29
September 30(2)	0.44	0.24
June 30(3)	1.68	0.40
March 31(3)	1.52	1.12
2009 Quarter Ended(3)
December 31	$1.86	$1.02
September 30	2.50	0.54
June 30	1.05	0.53
March 31	1.50	0.35

(1)	Based on bid information for our common stock on the OTC Bulletin Board.
(2)	Based on the prices of our common stock on the NYSE prior to July 8, 2010 and bid information for our common stock on the OTC Bulletin Board on and after July 8, 2010.
(3)	Based on the prices of our common stock on the NYSE.

Holders

As of February 11, 2011, we had 2,153 common stockholders of record.

Dividends and Dividend Restrictions

We did not pay any cash dividends on our common stock during 2010 or 2009.

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to the Conservatorship

As Conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on Freddie Mac’s common stock or on any series of Freddie Mac’s preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends.

Restrictions Under the Purchase Agreement

The Purchase Agreement prohibits us and any of our subsidiaries from declaring or paying any dividends on Freddie Mac equity securities (other than the senior preferred stock) without the prior written consent of Treasury.

Restrictions Under the GSE Act

Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. If FHFA classifies us as undercapitalized, we are not permitted to make a capital distribution that would result in our being reclassified as significantly undercapitalized or critically undercapitalized. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment; the Director may approve a capital distribution only if the Director determines that the distribution will enhance the ability of the company to meet required capital levels promptly, will contribute to the long-term financial safety-and-soundness of the company or is otherwise in the public interest. Our capital requirements have been suspended during conservatorship.

63	Freddie Mac

Restrictions Under our Charter

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

Restrictions Relating to Subordinated Debt

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (a) our core capital is below 125% of our critical capital requirement; or (b) our core capital is below our statutory minimum capital requirement, and the Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our charter to purchase our debt obligations. FHFA has directed us to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. As noted above, our capital requirements have been suspended during conservatorship.

Restrictions Relating to Preferred Stock

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2010. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. On December 31, 2010, we paid dividends of $1.6 billion in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding in 2010.

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.

No stock options were exercised during the three months ended December 31, 2010. However, restrictions lapsed on 23,137 restricted stock units.

See “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for more information.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended December 31, 2010. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

Transfer Agent and Registrar

Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
http://www.computershare.com/investors

64	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the year ended December 31, 2010.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except share-related amounts)

Statements of Operations Data
Net interest income	$16,856	$17,073	$6,796	$3,099	$3,412
Provision for credit losses	(17,218)	(29,530)	(16,432)	(2,854)	(296)
Non-interest income (loss)	(11,588)	(2,732)	(29,175)	(275)	1,679
Non-interest expense	(2,932)	(7,195)	(5,753)	(5,959)	(2,513)
Net income (loss) attributable to Freddie Mac	(14,025)	(21,553)	(50,119)	(3,094)	2,327
Net income (loss) attributable to common stockholders	(19,774)	(25,658)	(50,795)	(3,503)	2,051
Earnings (loss) per common share:
Basic	(6.09)	(7.89)	(34.60)	(5.37)	3.01
Diluted	(6.09)	(7.89)	(34.60)	(5.37)	3.00
Cash dividends per common share	—	—	0.50	1.75	1.91
Weighted average common shares outstanding (in thousands)(2):
Basic	3,249,369	3,253,836	1,468,062	651,881	680,856
Diluted	3,249,369	3,253,836	1,468,062	651,881	682,664
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowance for loan losses)	$1,646,172	$—	$—	$—	$—
Total assets	2,261,780	841,784	850,963	794,368	804,910
Debt securities of consolidated trusts held by third parties	1,528,648	—	—	—	—
Other debt	713,940	780,604	843,021	738,557	744,341
All other liabilities	19,593	56,808	38,576	28,906	33,139
Total Freddie Mac stockholders’ equity (deficit)	(401)	4,278	(30,731)	26,724	26,914
Portfolio Balances(3)
Mortgage-related investments portfolio	$696,874	$755,272	$804,762	$720,813	$703,959
Total Freddie Mac Mortgage-Related Securities(4)	1,712,918	1,854,813	1,807,553	1,701,207	1,470,481
Total mortgage portfolio(5)	2,164,859	2,250,539	2,207,476	2,102,676	1,826,720
Non-performing assets(6)	125,405	104,984	46,620	16,119	7,761
Ratios
Return on average assets(7), (12)	(0.6)%	(2.5)%	(6.1)%	(0.4)%	0.3%
Non-performing assets ratio(8)	6.4	5.2	2.4	0.9	0.5
Return on common equity(9), (12)	N/A	N/A	N/A	(21.0)	9.8
Dividend payout ratio on common stock(10)	N/A	N/A	N/A	N/A	63.9
Equity to assets ratio(11), (12)	(0.2)	(1.6)	(0.2)	3.4	3.3

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for more information regarding our accounting policies and adjustments made to previously reported results due to changes in accounting principles.
(2)	Includes the weighted average number of shares during 2008, 2009 and 2010 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic earnings per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled. Effective in December 2007, we established trusts for the administration of cash remittances received related to the underlying assets of our PCs and REMICs and Other Structured Securities issued. As a result, after 2006, we report the balance of our mortgage portfolios to reflect the publicly-available security balances of Freddie Mac mortgage-related securities. For 2006, we report these balances based on the UPB of the underlying mortgage loans. We reflected this change as an increase in the UPB of our mortgage-related investments portfolio by $2.8 billion at December 31, 2007.
(4)	See “Table 34 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 16 — Segment Mortgage Portfolio Composition” for the composition of our total mortgage portfolio.
(6)	See “Table 54 — Non-Performing Assets” for a description of our non-performing assets.
(7)	Ratio computed as net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(8)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(9)	Ratio computed as net income (loss) attributable to common stockholders divided by the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value). Ratio is not presented for periods in which the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) is less than zero.
(10)	Ratio computed as common stock dividends declared divided by net income (loss) attributable to common stockholders. Ratio is not presented for periods in which net income (loss) attributable to common stockholders was a loss.
(11)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(12)	To calculate the simple averages for 2010, the beginning balances of total assets, total Freddie Mac stockholders’ equity, net of preferred stock (at redemption value), and total Freddie Mac stockholders’ equity are based on the January 1, 2010 balances included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” so that both the beginning and ending balances reflect changes in accounting principles.

65	Freddie Mac

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with “BUSINESS — Executive Summary” and our consolidated financial statements and related notes for the year ended December 31, 2010.

MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK

Mortgage Market and Economic Conditions

Overview

Mortgage and credit market conditions remained weak in 2010 due primarily to a continued weak labor market. The pace of economic recovery increased slightly in the fourth quarter of 2010, with the U.S. gross domestic product rising by 3.2% on an annualized basis during the period, compared to 2.6% during the third quarter of 2010, according to the Bureau of Economic Analysis advance estimate. Unemployment was 9.4% in December 2010, down slightly compared to 9.9% at December 2009, based on data from the U.S. Bureau of Labor Statistics.

Table 8 provides important indicators for the U.S. residential mortgage market.

Table 8 — Mortgage Market Indicators

	Year Ended December 31,
	2010	2009	2008

Home sale units (in thousands)(1)	5,229	5,531	5,398
Home price depreciation(2)	(4.1)%	(2.4)%	(11.9)%
Single-family originations (in billions)(3)	$1,570	$1,815	$1,500
Adjustable-rate mortgage share(4)	10%	7%	13%
Refinance share(5)	73%	68%	50%
U.S. single-family mortgage debt outstanding (in billions)(6)	$10,612	$10,861	$11,072
U.S. multifamily mortgage debt outstanding (in billions)(6)	$847	$851	$841

(1)	Includes sales of new and existing homes in the U.S. Source: National Association of Realtors news release dated January 20, 2011 (sales of existing homes) and U.S. Census Bureau news release dated January 26, 2011 (sales of new homes).
(2)	Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family credit guarantee portfolio to obtain a national index. The depreciation rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2010 and the percentage change will be subject to revision based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 28, 2011.
(4)	Adjustable-rate mortgage share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(6)	Source: Federal Reserve Flow of Funds Accounts of the United States dated December 9, 2010. The outstanding amounts for 2010 presented above reflect balances as of September 30, 2010, which is the latest information available.

Single-Family Housing Market

We believe the level of home sales in the U.S. is a significant driver of the direction of home prices. Within the industry, existing home sales are important for assessing the rate at which the mortgage market might absorb the inventory of listed, but unsold, homes in the U.S. (including listed REO properties), while we believe new home sales can be an indicator of other economic trends, such as the potential for growth in total U.S. mortgage debt outstanding. We believe that the end of the federal homebuyer tax credit program in April 2010 contributed to a decline in home sales mid-year, and the market slowly improved in the fourth quarter. New home sales fell 31.9% in May 2010 to a seasonally adjusted annual rate of 282,000, reflecting the fourth lowest level since the U.S. Census Bureau’s series began in 1963. New home sales recovered modestly in the second half of 2010, but ended the year at an annual rate of 329,000 in December. Because existing home sales are reported at closing, typically a month or more after the contract is signed, the full effect of the expiration of the federal homebuyer tax credit program was not felt until July 2010, when existing home sales decreased by 27.0%, as compared to June 2010 sales. Sales of existing homes rose 37.5% over the remainder of 2010, to an annual rate of 5.3 million in December.

We estimate that home prices decreased 4.1% nationwide during 2010, as a slight increase in home prices during the first half of 2010 was more than offset by a decrease in home prices during the second half of 2010, including a 1.4% decrease in the fourth quarter of 2010. These estimates are based on our own index of our single-family credit guarantee portfolio. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own. We believe home prices in the first half of the year were positively impacted by the availability of the federal homebuyer tax credit, as well as strong home sales in the spring and summer months of 2010, which is consistent with historical trends.

66	Freddie Mac

Serious delinquency rates on single-family loans declined during 2010, but remain at historically high levels for all major product types. The MBA reported in its National Delinquency Survey that delinquency rates on all single-family loans in their survey dipped to 8.6% as of December 31, 2010, down from the record 9.7% at year-end 2009. Residential loan performance was generally better in areas with lower unemployment rates and where property prices have fallen slightly or not declined at all in the last two years. In its survey, the MBA presents delinquency rates both for mortgages it classifies as subprime and for mortgages it classifies as prime conventional. The delinquency rates of subprime mortgages are markedly higher than those of prime conventional loan products in the MBA survey; however, the delinquency experience in prime conventional mortgage loans during the last two years has been significantly worse than in any year since the 1930s.

Based on data from the Federal Reserve’s Flow of Funds Accounts, there was a sustained and significant increase in single-family mortgage debt outstanding from 2001 to 2006. This increase in mortgage debt was driven by increasing sales of new and existing single-family homes during this same period. As reported by FHFA in its Conservator’s Report on the Enterprises’ Financial Condition, dated August 26, 2010, the market share of mortgage-backed securities issued by the GSEs and Ginnie Mae declined significantly from 2001 to 2006 while the market share of non-GSE securities peaked. Non-traditional mortgage types, such as interest-only, Alt-A, and option ARMs, also increased in market share during these years, which we believe introduced greater risk into the market. We believe these shifts in market activity, in part, help explain the significant differentiation in delinquency performance of securitized non-GSE and GSE mortgage loans as discussed below.

We estimate that we owned or guaranteed approximately one-fourth of the outstanding single-family mortgages in the U.S. at December 31, 2010. At December 31, 2010, we held or guaranteed approximately 462,000 seriously delinquent single-family loans, representing approximately one-tenth of the seriously delinquent single-family mortgages in the market as of December 31, 2010. We estimate that loans backing non-GSE securities comprised approximately one-tenth of the single-family mortgages in the U.S. and represented approximately one-fourth of the seriously delinquent single-family mortgages at December 31, 2010. As of December 31, 2010, we held non-GSE securities with a UPB of $158.4 billion as investments.

Concerns Regarding Deficiencies in Foreclosure Documentation Practices

In the fall of 2010, several large seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. These announcements raised various concerns relating to foreclosure practices. A number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in certain states in which they do business while they evaluated and addressed these issues. A number of these companies continue to address these issues, and certain of these suspensions remain in effect. We temporarily suspended certain foreclosure proceedings, and certain REO sales and eviction proceedings for REO properties for certain servicers during the fourth quarter of 2010 while we evaluated the impact of these issues. We resumed REO sales in November 2010.

In November 2010, we terminated the eligibility of one law firm to serve as counsel in foreclosures of Freddie Mac mortgages, due to issues with respect to the firm’s foreclosure practices. That firm had been responsible for handling a significant number of foreclosures for our servicers in Florida.

We expect that these issues and the related foreclosure suspensions could prolong the foreclosure process in many states and may delay sales of our REO properties.

On October 13, 2010, FHFA made public a four-point policy framework detailing FHFA’s plan to address these issues, including guidance for consistent remediation of identified foreclosure process deficiencies, and directed Freddie Mac and Fannie Mae to implement this plan.

We have incurred, and will continue to incur, expenses related to these deficiencies in foreclosure documentation practices and the costs of remediating them, which may be significant. For more information regarding how these deficiencies in foreclosure documentation practices could impact our business, see “RISK FACTORS — Operational Risks — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” and “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers.” Throughout this Form 10-K, we generally refer to these matters as the concerns about foreclosure documentation practices.

Issues have also been raised with respect to the MERS System. For more information, see “RISK FACTORS — Operational Risks — Issues related to mortgages recorded through MERS could delay or disrupt foreclosure activities and have an adverse effect on our business.”

Multifamily Housing Market

Major national multifamily market fundamentals improved during 2010 with several consecutive quarters’ apartment statistics reflecting positive trends. Vacancy rates, which had climbed to record levels in early 2010, improved, and effective

67	Freddie Mac

rents, the principal source of income for property owners, stabilized and began to increase on a national basis. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. These improving fundamentals helped to stabilize property values in a number of markets. However, the multifamily market continues to be negatively impacted by high unemployment and ongoing weakness in the economy. Since 2008, most of our competitors, other than Fannie Mae and FHA, ceased their activities in the multifamily mortgage business or severely curtailed these activities relative to their previous levels. However, some market participants began to re-enter the market on a limited basis in 2010.

Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy during 2011 to be significantly worse than we expect, including adverse changes in consumer confidence, national or international economic conditions and changes in the federal government’s fiscal policies. See “BUSINESS — Forward-Looking Statements” for additional information.

Overview

As in the past, we expect key macroeconomic drivers of the economy — such as income growth, unemployment rate, and inflation — will affect the performance of the housing and mortgage markets in 2011. With the federal government’s fiscal policy supporting aggregate demand for goods and services and a monetary policy that provides low interest rates and ample liquidity to capital markets, we believe the economic recovery will continue and gradually accelerate during 2011, with the second half of 2011 exhibiting stronger fundamentals than the early part of the year.

Single-Family Market

Below are four features that we believe will influence the 2011 housing and mortgage markets. The likelihood that any or all of these features will occur depends on a variety of factors, including the pace of the economic recovery.

•	Mortgage rates — By November 2010, fixed-rate mortgage rates had declined to their lowest level since the early 1950s. This allowed for the continuation of the refinance boom that began in 2009. If the federal funds rate remains under 0.5% for most of 2011, relatively low mortgage rates should be a feature of the 2011 mortgage market.

•	Home prices — We believe those local markets that have relatively large inventories of for-sale homes and REO dispositions will continue to see home price declines in 2011. We also believe that while certain markets may experience modest home price increases in 2011, home prices for the U.S. as a whole are likely to be lower than in 2010.

•	Homebuyer affordability — The three primary factors that affect buyer affordability are: (a) mortgage rates; (b) home prices; and (c) income. We believe buyer affordability is higher than the past several years. We believe that many first-time buyers will be attracted to the housing market in 2011, which should translate into more home sales in 2011 than in 2010 and a slight increase in mortgage debt outstanding.

•	Lower mortgage origination volume — More home sales in 2011 would generally result in increased purchase-money originations, and that is expected to be a feature of 2011’s mortgage market. However, refinance activity is expected to decline during 2011 as a result of at least three factors: (a) many borrowers have refinanced over the past year or are currently in the midst of refinancing, and hence will have little need to do so again in 2011; (b) MHA’s Home Affordable Refinance Program is scheduled to expire on June 30, 2011, which is expected to further dampen refinance volume during the second half of 2011; and (c) we expect interest rates will move up during 2011, reducing the financial incentive to refinance for those borrowers who have not done so already. As a result, we believe the anticipated decline in refinance originations should offset the potential increase in purchase-money originations, which should lead to lower total mortgage lending volume in 2011.

Multifamily Market

While major multifamily market fundamentals improved on a national basis during 2010, certain local markets continue to exhibit weak fundamentals. We expect that our multifamily non-performing assets may increase due to the continuation of challenging economic conditions, particularly in certain geographical areas. Improvements in loan performance have historically lagged improvements in broader economic and market trends during market recoveries. As a result, we may continue to experience elevated credit losses in the first half of 2011, even if market conditions continue to improve.

68	Freddie Mac

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

Change in Accounting Principles

As discussed in “BUSINESS — Executive Summary,” our adoption of two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting,” “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” “NOTE 4: VARIABLE INTEREST ENTITIES,” and “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

As these changes in accounting principles were applied prospectively, our results of operations for the year ended December 31, 2010 (on both a GAAP and Segment Earnings basis), which reflect the consolidation of trusts that issue our single-family PCs and certain Other Guarantee Transactions, are not directly comparable with the results of operations for the years ended December 31, 2009 and 2008, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

Table 9 — Summary Consolidated Statements of Operations — GAAP Results(1)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Net interest income	$16,856	$17,073	$6,796
Provision for credit losses	(17,218)	(29,530)	(16,432)

Net interest income (loss) after provision for credit losses	(362)	(12,457)	(9,636)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(164)	—	—
Gains (losses) on retirement of other debt	(219)	(568)	209
Gains (losses) on debt recorded at fair value	580	(404)	406
Derivative gains (losses)	(8,085)	(1,900)	(14,954)
Impairment of available-for-sale securities:(2)
Total other-than-temporary impairment of available-for-sale securities	(1,778)	(23,125)	(17,682)
Portion of other-than-temporary impairment recognized in AOCI	(2,530)	11,928	—

Net impairment of available-for-sale securities recognized in earnings	(4,308)	(11,197)	(17,682)
Other gains (losses) on investment securities recognized in earnings	(1,252)	5,965	1,501
Other income	1,860	5,372	1,345

Total non-interest income (loss)	(11,588)	(2,732)	(29,175)

Non-interest expense:
Administrative expenses	(1,546)	(1,651)	(1,505)
REO operations expense	(673)	(307)	(1,097)
Other expenses	(713)	(5,237)	(3,151)

Total non-interest expense	(2,932)	(7,195)	(5,753)

Loss before income tax benefit (expense)	(14,882)	(22,384)	(44,564)
Income tax benefit (expense)	856	830	(5,552)

Net loss	(14,026)	(21,554)	(50,116)
Less: Net (income) loss attributable to noncontrolling interest	1	1	(3)

Net loss attributable to Freddie Mac	$(14,025)	$(21,553)	$(50,119)

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for information regarding accounting changes impacting the current period.
(2)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Other Changes in Accounting Principles” for additional information regarding the impact of this amendment.

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

69	Freddie Mac

Table 10 — Average Balance, Net Interest Income and Rate/Volume Analysis

	Year Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$48,803	$77	0.16%	$55,764	$193	0.35%	$29,311	$618	2.11%
Federal funds sold and securities purchased under agreements to resell	46,739	79	0.17	28,524	48	0.17	23,018	423	1.84

Mortgage-related securities:
Mortgage-related securities(3)	526,748	25,366	4.82	675,167	32,563	4.82	661,756	34,263	5.18
Extinguishment of PCs held by Freddie Mac	(213,411)	(11,182)	(5.24)	—	—	—	—	—	—

Total mortgage-related securities, net	313,337	14,184	4.53	675,167	32,563	4.82	661,756	34,263	5.18

Non-mortgage-related securities(3)	27,995	191	0.68	16,471	727	4.42	19,757	804	4.07
Mortgage loans held by consolidated trusts(4)(5)	1,722,387	86,698	5.03	—	—	—	—	—	—
Unsecuritized mortgage loans(4)(6)	206,116	8,727	4.23	127,429	6,815	5.35	93,649	5,369	5.73

Total interest-earning assets	$2,365,377	$109,956	4.65	$903,355	$40,346	4.47	$827,491	$41,477	5.01

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,738,330	$(86,398)	(4.97)	$—	$—	—	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(213,411)	11,182	5.24	—	—	—	—	—	—

Total debt securities of consolidated trusts held by third parties	1,524,919	(75,216)	(4.93)	—	—	—	—	—	—

Other debt:
Short-term debt	219,654	(552)	(0.25)	287,259	(2,234)	(0.78)	244,569	(6,800)	(2.78)
Long-term debt(7)	543,306	(16,363)	(3.01)	557,184	(19,916)	(3.57)	561,261	(26,532)	(4.73)

Total other debt	762,960	(16,915)	(2.22)	844,443	(22,150)	(2.62)	805,830	(33,332)	(4.14)

Total interest-bearing liabilities	2,287,879	(92,131)	(4.03)	844,443	(22,150)	(2.62)	805,830	(33,332)	(4.14)
Income (expense) related to derivatives(8)	—	(969)	(0.04)	—	(1,123)	(0.13)	—	(1,349)	(0.17)
Impact of net non-interest-bearing funding	77,498	—	0.13	58,912	—	0.17	21,661	—	0.12

Total funding of interest-earning assets	$2,365,377	$(93,100)	(3.94)	$903,355	$(23,273)	(2.58)	$827,491	$(34,681)	(4.19)

Net interest income/yield		$16,856	0.71		$17,073	1.89		$6,796	0.82

	2010 vs. 2009 Variance Due to			2009 vs. 2008 Variance Due to
			Total			Total
	Rate(9)	Volume(9)	Change	Rate(9)	Volume(9)	Change
			(in millions)

Interest-earning assets:
Cash and cash equivalents	$(83)	$(33)	$(116)	$(740)	$315	$(425)
Federal funds sold and securities purchased under agreements to resell	(1)	32	31	(457)	82	(375)
Mortgage-related securities:
Mortgage-related securities(3)	(50)	(7,147)	(7,197)	(2,384)	684	(1,700)
Extinguishment of PCs held by Freddie Mac	—	(11,182)	(11,182)	—	—	—

Total mortgage-related securities, net	(50)	(18,329)	(18,379)	(2,384)	684	(1,700)

Non-mortgage-related securities(3)	(850)	314	(536)	65	(142)	(77)
Mortgage loans held by consolidated trusts(4)(5)	—	86,698	86,698	—	—	—
Unsecuritized mortgage loans(4)(6)	(1,641)	3,553	1,912	(381)	1,827	1,446

Total interest-earning assets	$(2,625)	$72,235	$69,610	$(3,897)	$2,766	$(1,131)

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$—	$(86,398)	$(86,398)	$—	$—	$—
Extinguishment of PCs held by Freddie Mac	—	11,182	11,182	—	—	—

Total debt securities of consolidated trusts held by third parties	—	(75,216)	(75,216)	—	—	—

Other debt:
Short-term debt	1,248	434	1,682	5,587	(1,021)	4,566
Long-term debt(7)	3,068	485	3,553	6,424	192	6,616

Total other debt	4,316	919	5,235	12,011	(829)	11,182

Total interest-bearing liabilities	4,316	(74,297)	(69,981)	12,011	(829)	11,182
Income (expense) related to derivatives(8)	154	—	154	226	—	226

Total funding of interest-earning assets	$4,470	$(74,297)	$(69,827)	$12,237	$(829)	$11,408

Net interest income	$1,845	$(2,062)	$(217)	$8,340	$1,937	$10,277

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on their amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Loan fees, primarily consisting of delivery fees, included in interest income for mortgage loans held by consolidated trusts were $127 million, $0 million, and $0 million for 2010, 2009 and 2008, respectively.
(6)	Loan fees, primarily consisting of delivery fees and multifamily prepayment fees, included in unsecuritized mortgage loan interest income were $130 million, $78 million, and $102 million for 2010, 2009 and 2008, respectively.
(7)	Includes current portion of long-term debt.
(8)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(9)	Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

70	Freddie Mac

Table 11 summarizes components of our net interest income.

Table 11 — Net Interest Income(1)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Contractual amounts of net interest income(2)	$17,684	$18,907	$9,001
Amortization income (expense), net:(3)
Accretion of impairments on available-for-sale securities(4)	392	1,180	551
Asset-related amortization expense, net:
Mortgage loans held by consolidated trusts	(712)	—	—
Unsecured mortgage loans	311	233	52
Mortgage-related securities	(272)	(1,345)	(311)
Other assets	36	30	—

Asset-related amortization expense, net	(637)	(1,082)	(259)
Debt-related amortization expense, net:
Debt securities of consolidated trusts	1,152	—	—
Other long-term debt securities	(766)	(809)	(1,148)

Debt-related amortization expense, net	386	(809)	(1,148)

Total amortization income (expense), net	141	(711)	(856)
Expense related to derivatives(5)	(969)	(1,123)	(1,349)

Net interest income	16,856	17,073	6,796
Provision for credit losses	(17,218)	(29,530)	(16,432)

Net interest income (loss) after provision for credit losses	$(362)	$(12,457)	$(9,636)

(1)	Our prospective adoption of the changes in accounting standards related to transfers of financial assets and consolidation of VIEs significantly impacted the presentation of our financial results. Consequently, our financial results for 2010 are not directly comparable to our financial results for 2009 and 2008. For more information, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES.”
(2)	Includes the reversal of interest income accrued, net of interest received on a cash basis related to mortgage loans that are on non-accrual status.
(3)	Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments, and the reclassification of previously deferred balances from AOCI for certain derivatives in cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.
(4)	The portion of the impairment charges recognized in earnings expected to be recovered is recognized as net interest income. Upon our adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, previously recognized non-credit-related other-than-temporary impairments are no longer accreted into net interest income.
(5)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.

Our adoption of the change to the accounting standards for transfers of financial assets and consolidation of VIEs, as discussed above, had the following impact on net interest income and net interest yield for the year ended December 31, 2010, and will have similar effects on those items in future periods:

•	we now include in net interest income both: (a) the interest income earned on the assets held in our consolidated single-family trusts, comprised primarily of mortgage loans, restricted cash and cash equivalents and investments in securities purchased under agreements to resell (the average balance of such assets was $1.7 trillion for the year ended December 31, 2010); and (b) the interest expense related to the debt in the form of PCs and Other Guarantee Transactions issued by consolidated trusts that are held by third parties (the average balance of such debt was $1.5 trillion for the year ended December 31, 2010). Prior to January 1, 2010, we reflected the earnings impact of these securitization activities as management and guarantee income, recorded within non-interest income on our consolidated statements of operations, and as interest income on single-family PCs and on certain Other Guarantee Transactions held for investment; and

•	we reverse accrued but uncollected interest income recognized in prior periods on non-performing loans, where the collection of principal and interest is not reasonably assured, and do not recognize any further interest income associated with these loans upon their placement on non-accrual status except when cash payments are received. Interest income that we did not recognize, which we refer to as forgone interest income, and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $4.7 billion during 2010, compared to $349 million during 2009 on loans held at December 31, 2010 and 2009, respectively. The increase in forgone interest income and the reversal of interest income reduced our net interest yield for the year ended December 31, 2010, compared to the years ended December 31, 2009 and 2008, respectively. Prior to consolidation of these trusts, we did not reverse interest income on non-performing loans for loans held by the trusts, and the forgone interest income on non-performing loans of the trusts did not reduce net interest income or net interest yield, since it was accounted for through a charge to provision for credit losses.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Net interest income decreased by $217 million during the year ended December 31, 2010, compared to the year ended December 31, 2009, due to: (a) a decrease in the average balance of mortgage-related securities; and (b) higher interest

71	Freddie Mac

expense on seriously delinquent mortgage loans. These factors were partially offset by: (a) lower funding costs; and (b) the inclusion of amounts previously classified as management and guarantee income. Net interest yield declined substantially during 2010 because the net interest yield of the assets held in our consolidated single-family trusts was lower than the net interest yield of PCs previously included in net interest income and our balance of non-performing mortgage loans increased.

During the year ended December 31, 2010, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Net interest income and net interest yield during 2010 and 2009 also benefited, compared to prior years, from the funds we received from Treasury under the Purchase Agreement. These funds are reinvested and generate net interest income while the costs of such funds are not reflected in interest expense, but instead are reflected as dividends paid on senior preferred stock.

Net interest income and net interest yield increased significantly during 2009 compared to 2008 primarily due to a decrease in funding costs as a result of the replacement of some higher cost short- and long-term debt with new lower cost debt; and an increase in the average balance of our investments in mortgage loans and mortgage-related securities, including an increase in our holdings of fixed-rate assets. These items were partially offset by the impact of declining short-term interest rates on floating-rate mortgage-related and non-mortgage-related securities.

Provision for Credit Losses

We maintain loan loss reserves at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Increases in our loan loss reserves are generally reflected in earnings through the provision for credit losses. As discussed in “Net Interest Income,” our provision for credit losses in 2010 was positively impacted by the changes in accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010, since we no longer account for forgone interest income on non-performing loans within our provision for credit losses. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Since the beginning of 2008, on an aggregate basis, we recorded provision for credit losses associated with single-family loans of approximately $62.3 billion, and recorded an additional $4.7 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet provisioned for, we believe, as of December 31, 2010, that we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses decreased to $17.2 billion in 2010, compared to $29.5 billion in 2009, due to a substantial slow down in the rate of growth in non-performing single-family loans. Loss severity rates on our single-family mortgage loans increased only slightly in 2010, whereas severity rates increased steadily throughout the first half of 2009 before moderating in the second half of 2009. The adverse effect of a slight increase in loss severity rates during 2010 was partially offset by higher recoveries from mortgage insurers and repurchases by seller/servicers. We also experienced an increase in the number of single-family loans subject to individual impairment resulting from an increase in modifications considered TDRs during 2010.

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

Our provision for credit losses exceeded the level of our charge-offs, net, by $4.3 billion during 2010, primarily as a result of a continued increase in our non-performing single-family loans. While the quarterly amount of our provision for credit losses declined for all four consecutive quarters in 2010, our quarterly amount of charge-offs, net of recoveries remained elevated. We believe the level of our charge-offs will continue to increase in 2011 as more of our single-family non-performing loans are resolved. As of December 31, 2010 and 2009, the UPB of our single-family non-performing loans was $115.5 billion and $98.7 billion, respectively, and the UPB of multifamily non-performing loans was $2.9 billion and $1.6 billion, respectively. Although still increasing, the rate of growth in the UPB of our non-performing loans slowed substantially during 2010. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on

72	Freddie Mac

our single-family credit guarantee portfolio, including credit performance, charge-offs, and growth in the balance of our non-performing assets.

In 2010, we also experienced high volumes of loan modifications involving concessions to borrowers and consequently, a rise in the number of loans categorized as TDRs. Impairment analysis for TDRs requires giving recognition in the provision for credit losses to the excess of our recorded investment in the loan over the present value of the expected future cash flows. This generally results in a higher allowance for loan losses than for loans that are not TDRs. We expect the number of loan modifications to decline in 2011; however, we expect the percentage of modifications that qualify as TDRs in 2011 will remain high, since the majority of our modifications are anticipated to include a significant reduction in the contractual interest rate, which represents a concession to the borrower.

Our serious delinquencies have remained high due to the continued weakness in home prices and persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers in building capacity to process large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans. In an effort to help mitigate such risk, beginning in the fourth quarter of 2010, we are making significant investments in systems and personnel to help our seller/servicers manage their performance. We believe this will help us to better realize the benefits of our loss mitigation plans, though it is too early to determine if this will be successful.

Our allowance for loan losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults; (b) the impact of the MHA Program and our other loss mitigation efforts; (c) any governmental actions or programs that impact the ability of troubled borrowers to obtain modifications, including legislative changes to bankruptcy laws; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) delays in the foreclosure process, including those related to the concerns about deficiencies in foreclosure documentation practices; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for additional information on seller/servicer repurchase obligations.

Our loan loss reserves associated with our multifamily mortgage portfolio were $828 million and $831 million as of December 31, 2010 and 2009, respectively. The multifamily market improved on a national basis in 2010, with several consecutive quarters of positive trends in vacancy rates and effective rents. However, some geographic areas in which we have investments in multifamily mortgage loans, including the states of Nevada, Arizona, and Georgia, continue to exhibit weaker than average fundamentals.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

Due to the change in accounting standards for consolidation of VIEs, beginning January 1, 2010, when we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. During 2010, we extinguished debt securities of consolidated trusts with a UPB of $33.5 billion (representing our purchase of single-family PCs with a corresponding UPB amount) and our losses on extinguishment of these debt securities of consolidated trusts were $164 million. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Gains (Losses) on Retirement of Other Debt

We repurchase or call our outstanding other debt securities from time to time to help support the liquidity of the market for our other debt securities and to manage the mix of liabilities funding our assets. When we repurchase or call outstanding debt securities, or holders put outstanding debt securities to us, we recognize a gain or loss to the extent the amount paid to redeem the debt security differs from its carrying value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information regarding our accounting policies related to debt retirements.

Gains (losses) on retirement of other debt were $(219) million, $(568) million, and $209 million during 2010, 2009, and 2008, respectively. We recognized fewer losses on debt retirement during 2010 compared to 2009 primarily due to decreased losses on calls and puts in 2010 compared to 2009. A tender offer for our subordinated debt also contributed to losses during 2009. During 2008, we recognized gains due to an increased level of call activity, primarily involving our debt with coupon levels that increase at predetermined intervals. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

73	Freddie Mac

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relates to changes in the fair value of our foreign-currency denominated debt. During 2010, we recognized gains on debt recorded at fair value of $580 million primarily due to the U.S. dollar strengthening relative to the Euro. During 2009 and 2008, we recognized gains (losses) on debt recorded at fair value of $(404) million and $406 million, respectively, primarily due to fluctuations in exchange rates of the U.S. dollar relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

Table 12 presents derivative gains (losses) reported in our consolidated statements of operations. See “NOTE 12: DERIVATIVES — Table 12.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of operations. At December 31, 2010 and 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts deferred in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

Table 12 — Derivative Gains (Losses)

	Derivative Gains (Losses)
Derivatives not designated as hedging instruments under	Year Ended December 31,
the accounting standards for derivatives and hedging	2010	2009	2008
	(in millions)

Interest-rate swaps	$(7,679)	$13,611	$(27,965)
Option-based derivatives(1)	4,843	(10,686)	17,080
Other derivatives(2)	(755)	(882)	(2,774)
Accrual of periodic settlements(3)	(4,494)	(3,943)	(1,295)

Total	$(8,085)	$(1,900)	$(14,954)

(1)	Primarily includes purchased call and put swaptions and purchased interest rate caps and floors.
(2)	Includes futures, foreign currency swaps, commitments, swap guarantee derivatives, and credit derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) swap and forward interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivatives portfolio.

Our mix and volume of derivatives change period to period as we respond to changing interest rate environments. We use receive- and pay-fixed interest rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a variable-rate payment. Receive-fixed swaps increase in value and pay-fixed swaps decrease in value when interest rates decrease (with the opposite being true when interest rates increase).

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

74	Freddie Mac

instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption with the same maturity as the noncallable debt is the substantive economic equivalent of callable debt. Due to limits on our ability to issue long-term and callable debt in the second half of 2008 and the first few months of 2009, we pursued these strategies to an increased extent during those periods. However, the use of these derivatives may expose us to additional counterparty credit risk. For a discussion regarding our ability to issue debt, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”

During 2010, declining longer-term swap interest rates resulted in a loss on derivatives of $8.1 billion. Specifically, the decrease in longer-term swap interest rates resulted in fair value losses on our pay-fixed swaps of $17.5 billion, partially offset by fair value gains on our receive-fixed swaps of $9.7 billion. We recognized fair value gains of $4.8 billion on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in forward interest rates during 2010.

During 2009, the mix and volume of our derivative portfolio were impacted by fluctuations in swap interest rates, resulting in a loss on derivatives of $1.9 billion. Longer-term swap interest rates and implied volatility both increased during 2009. As a result of these factors, we recorded gains on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps, resulting in a $13.6 billion net gain. We also recorded losses of $10.7 billion on option-based derivatives, primarily on our purchased call swaptions, as the impact of the increasing forward swap interest rates more than offset the impact of higher implied volatility.

During 2008, we recognized a net derivative loss of $15.0 billion primarily because swap interest rates declined significantly in 2008. We had a loss of $28.0 billion for interest-rate swaps that was partially offset by the gain of $17.1 billion related to our option-based derivatives as a result of a decrease in forward swap interest rates combined with an increase in implied volatility during 2008.

Investment Securities-Related Activities

Since January 1, 2010, as a result of our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we no longer account for the single-family PCs and certain Other Guarantee Transactions we hold as investments in securities. Instead, we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. Our adoption of these amendments resulted in a decrease in our investments in securities of $286.5 billion on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings of $4.3 billion, $11.2 billion, and $17.7 billion during 2010, 2009, and 2008, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 8: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during 2010, 2009, and 2008. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(1.3) billion, $4.9 billion and $955 million related to gains (losses) on trading securities during 2010, 2009, and 2008, respectively.

The fair value of our securities classified as trading was approximately $60.3 billion at December 31, 2010 compared to approximately $222.3 billion at December 31, 2009. The decline in fair value was primarily due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, pursuant to which we no longer account for the single-family PCs and certain Other Guarantee Transactions that we hold as investment securities as stated above.

During 2010, the losses on trading securities was primarily due to the movement of securities with unrealized gains towards maturity, particularly interest-only securities, partially offset by fair value gains on our non-interest-only securities classified as trading primarily due to decreased interest rates.

During 2009, we recognized net gains on trading securities of $4.9 billion, compared to net gains of $955 million in 2008. The fair value of our securities classified as trading increased to $222.3 billion at December 31, 2009 compared to $190.4 billion at December 31, 2008, primarily due to the increased balance of agency securities. The increased balance in our investments in trading securities, combined with a steepening yield curve and tightening OAS levels, contributed

75	Freddie Mac

$3.3 billion to the gains on these trading securities during 2009. In addition, we sold agency securities classified as trading with UPBs of approximately $148.7 billion, which generated realized gains of $1.7 billion.

In 2008, we elected the fair value option for approximately $87 billion of securities and transferred the securities previously classified as available-for-sale to trading. The increase in the balance of the trading securities along with a decrease in interest rates resulted in significant gains on trading securities. Partially offsetting these gains were losses related to interest-only securities classified as trading, primarily as a result of the decrease in interest rates, and the realization of $481 million of losses from the sale of certain agency securities prior to our entry into conservatorship during the third quarter of 2008 in an effort to meet the mandatory target capital surplus requirement then in effect.

Other Income

Table 13 summarizes the significant components of other income.

Table 13 — Other Income

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Other income (losses):
Management and guarantee income	$143	$3,033	$3,370
Gains (losses) on guarantee asset	(61)	3,299	(7,091)
Income on guarantee obligation	135	3,479	4,826
Gains (losses) on sale of mortgage loans	267	745	117
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(679)	(30)
Gains (losses) on mortgage loans recorded at fair value	(249)	(190)	(14)
Recoveries on loans impaired upon purchase	806	379	495
Low-income housing tax credit partnerships	—	(4,155)	(453)
Trust management income (expense)	—	(761)	(70)
All other	819	222	195

Total other income	$1,860	$5,372	$1,345

Other income includes items associated with our guarantee business activities on non-consolidated trusts, including management and guarantee income, gains (losses) on guarantee asset, income on guarantee obligation, gains (losses) on sale of mortgage loans, and trust management income (expense). Upon consolidation of our single-family PC trusts and certain Other Guarantee Transactions commencing January 1, 2010, guarantee-related items no longer have a material impact on our results and are therefore included in other income on our consolidated statements of operations. The management and guarantee income recognized during 2010 was earned from our non-consolidated securitization trusts and other mortgage credit guarantees which had an aggregate UPB of $44.0 billion as of December 31, 2010 compared to $1.87 trillion as of December 31, 2009. For additional information on the impact of consolidation of our single-family PC trusts and certain Other Guarantee Transactions, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” AND “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

All other income increased to $819 million in 2010 from $222 million in 2009, primarily due to recognition of mortgage-servicing income related to reclaimed servicing rights associated with one of our former single-family seller/servicers, and assessment of penalties and other fees on single-family seller servicers, including penalties arising from failures to complete foreclosures within required time periods, and to a lesser extent, increased expectations of recoveries from certain legal claims.

Lower-of-Cost-or-Fair-Value Adjustments on Held-for-Sale Mortgage Loans

We recognized lower-of-cost-or-fair-value adjustments of $0 million, $(679) million, and $(30) million in 2010, 2009, and 2008, respectively. Due to the change in the accounting standard for consolidation of VIEs, which we adopted on January 1, 2010, all single-family mortgage loans on our consolidated balance sheet were reclassified as held-for-investment. Consequently, beginning in 2010, we no longer record lower-of-cost-or-fair-value adjustments on single-family mortgage loans. During 2009, we transferred $10.6 billion of single-family mortgage loans from held-for-sale to held-for-investment. Upon transfer, we evaluated the lower of cost or fair value for each individual loan. We recognized approximately $438 million of losses associated with these transfers during 2009, representing the unrealized losses of certain loans on the dates of transfer; however, we were not permitted to similarly recognize any unrealized gains on individual loans at the time of transfer. We did not transfer any mortgage loans between these categories during 2008.

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

76	Freddie Mac

impaired loans where the borrower has made required payments that return the loan to less than three months past due, the recovery amounts are instead recognized as interest income over time as periodic payments are received.

During 2010, 2009, and 2008, we recognized recoveries on loans impaired upon purchase of $806 million, $379 million and $495 million, respectively. Our recoveries on loans impaired upon purchase increased in 2010, compared to 2009, due to a higher volume of short sales and foreclosure transfers, combined with improvements in home prices in certain geographical areas during 2010. Recoveries on impaired loans decreased in 2009, compared to 2008, because a greater percentage of loans purchased from PCs were modified instead of being repaid in full or proceeding to foreclosure. Modifications on seriously delinquent loans can delay the ultimate resolution of losses and consequently extend the timeframe for the recognition of our recoveries, if any, on loans impaired upon purchase. Our recoveries on these loans may be volatile in the short-term due to the effects of changes in home prices, among other factors.

Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Other Guarantee Transactions due to adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, as these loans are already recognized on our balance sheets. Consequently, our recoveries on loans impaired upon purchase will decrease over time since we can only recognize recoveries on impaired loans purchased prior to January 1, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information about the impact of adoption of these amendments.

Low-Income Housing Tax Credit Partnerships

We wrote down the carrying value of our LIHTC investments to zero in the fourth quarter of 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party. See “NOTE 14: INCOME TAXES” for information on the availability of unexpired tax credits.

Non-Interest Expense

Table 14 summarizes the components of non-interest expense.

Table 14 — Non-Interest Expense

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Administrative expenses:
Salaries and employee benefits	$895	$912	$828
Professional services	246	310	262
Occupancy expense	64	68	67
Other administrative expenses	341	361	348

Total administrative expenses	1,546	1,651	1,505
REO operations expense	673	307	1,097
Other expenses	713	5,237	3,151

Total non-interest expense	$2,932	$7,195	$5,753

Administrative Expenses

Administrative expenses decreased in 2010 compared to 2009, in part due to our focus on cost reduction measures in 2010, particularly on professional services costs. Administrative expenses increased in 2009 compared to 2008, in part due to higher professional services costs to support corporate initiatives, including our efforts under MHA Programs, and higher legal fees.

77	Freddie Mac

REO Operations Expense

The table below presents the components of our REO operations expense for 2010, 2009, and 2008, and REO inventory and disposition information.

Table 15 — REO Operations Expense, REO Inventory and Dispositions

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)

REO operations expense:
Single-family:
REO property expenses(1)	$1,163	$708	$372
Disposition (gains) losses, net(2)	102	749	682
Change in holding period allowance(3)	211	(612)	495
Recoveries(4)	(800)	(558)	(452)

Total single-family REO operations expense	676	287	1,097
Multifamily REO operations (income) expense	(3)	20	—

Total REO operations expense	$673	$307	$1,097

REO inventory (in properties), at December 31:
Single-family	72,079	45,047	29,340
Multifamily	14	5	6

Total	72,093	45,052	29,346

REO property dispositions (in properties)	101,215	69,406	35,579

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period write-downs while in REO inventory.
(3)	Includes both the increase (decrease) in the estimated fair value of properties that remain in inventory at the end of the year as well as any reductions associated with dispositions during the year.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

Total REO operations expense was $673 million in 2010 as compared to $307 million in 2009 and $1.1 billion in 2008. The increase in 2010 was primarily due to higher property expenses associated with larger REO inventories. We currently expect REO property expenses to continue to increase due to expected continued high levels of REO acquisitions and inventory in 2011. Net disposition losses declined in 2010, compared to the prior two years, as the pace of home value declines slowed and sales proceeds were more closely aligned with acquisition values of our REO inventory. We also experienced increases in recoveries associated with foreclosed loans during 2010 and 2009, primarily due to the increases in those years in our REO acquisitions for which we had credit protection.

Our REO acquisition volume temporarily slowed in the fourth quarter of 2010 due to delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices. For more information on how this could adversely affect our REO operations (income) expense, see “RISK FACTORS — Operational Risks — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.”

Other Expenses

Other expenses were $0.7 billion, $5.2 billion, and $3.2 billion in 2010, 2009, and 2008, respectively. During 2009 and 2008, other expenses include significant losses on loans purchased. Our losses on loans purchased were $25 million, $4.8 billion, and $1.6 billion in 2010, 2009, and 2008, respectively. When a loan underlying our PCs is seriously delinquent and modified, we generally exercise our repurchase option and purchase the loan from the PC pool, recording the loan as an unsecuritized mortgage loan, held-for-investment. We record losses on loans purchased when the acquisition basis of a loan purchased from our non-consolidated securitization trusts exceeds the estimated fair value of the loan on the date of purchase. Beginning January 1, 2010, our single-family PC trusts are consolidated as a result of the change in the accounting standard for consolidation of VIEs. As a result, we no longer record losses on loans purchased when we purchase loans from these consolidated entities since the loans are already recorded on our consolidated balance sheets. During 2010, losses on loans purchased were associated solely with single-family loans purchased pursuant to other guarantee commitments. See “Recoveries on Loans Impaired Upon Purchase” for additional information about the impacts of these loans on our financial results. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans” and “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Other expenses for 2008 also include a $1.1 billion securities administrator loss on investment activity, which was related to losses incurred on short-term lending transactions with Lehman Brothers Holdings, Inc., or Lehman, executed prior to Lehman’s bankruptcy in 2008. We had no securities administrator losses on investment activity during 2009 or 2010.

78	Freddie Mac

Income Tax Benefit (Expense)

For 2010, 2009, and 2008, we reported income tax benefit (expense) of $0.9 billion, $0.8 billion, and $(5.6) billion, respectively, resulting in effective tax rates of 6%, 4%, and (12)%, respectively. Our effective tax rate differed from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. The income tax benefits recognized in 2010 and 2009 represent the current tax benefits associated with our ability to carry back net operating tax losses generated in 2009 and expected to be generated in 2010, as well as amounts related to the amortization of net deferred losses on pre-2008 closed cash flow hedges. See “NOTE 14: INCOME TAXES” for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

The Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. Our new purchases of multifamily mortgage loans are primarily made for purposes of aggregation and then securitization, which supports the availability of financing for multifamily properties. We also purchase non-agency CMBS for investment; however we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment include management and guarantee fee income and the interest earned on assets related to multifamily investment activities, net of allocated funding costs.

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

Segment Earnings for periods presented prior to 2010 include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

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

Under the revised method of presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments represent the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward; and (b) in 2009, the

79	Freddie Mac

write-down of our LIHTC investments. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

Effective January 1, 2010, we also made significant changes to our GAAP consolidated statements of operations as a result of our adoption of changes in accounting standards for transfers of financial assets and the consolidation of VIEs. These changes make it difficult to see the earnings impact of the business activities conducted by our Investments, Single-family Guarantee and Multifamily segments. For example, much of the earnings impact of our securitization activity is now included within the net interest income line of our GAAP consolidated statements of operations, whereas, prior to January 1, 2010, the earnings impact of such activity was reflected in GAAP management and guarantee income and other line items. As a result, in presenting Segment Earnings we make significant reclassifications to certain line items in order to reflect a measure of net interest income on investments, and a measure of management and guarantee income on guarantees, that is in line with our internal measures of performance.

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

We restated Segment Earnings for 2009 and 2008 to reflect the changes in our method of measuring and assessing the performance of our reportable segments described above. The restated Segment Earnings for 2009 and 2008 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of our implementation of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as this change was applied prospectively consistent with our GAAP results. As a result, our Segment Earnings results for 2010 are not directly comparable with the results for 2009 and 2008. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

See “NOTE 17: SEGMENT REPORTING” for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

80	Freddie Mac

Table 16 provides information about our various segment mortgage portfolios at December 31, 2010, 2009 and 2008. For a discussion of each segment’s portfolios, see Segment Earnings — Results.

Table 16 — Segment Mortgage Portfolio Composition(1)

	December 31, 2010	December 31, 2009	December 31, 2008
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$79,097	$44,135	$33,552
Freddie Mac mortgage-related securities	263,152	374,362	424,220
Non-Freddie Mac mortgage-related securities	139,428	179,330	203,829

Total Investments — Mortgage investments portfolio	481,677	597,827	661,601

Single-family Guarantee — Managed loan portfolio:
Single-family unsecuritized mortgage loans(3)	69,766	10,743	5,203
Single-family Freddie Mac mortgage-related securities held by us	261,508	372,666	422,463
Single-family Freddie Mac mortgage-related securities held by third parties	1,437,399	1,474,016	1,378,585
Single-family other guarantee commitments(4)	8,632	5,877	10,532

Total Single-family Guarantee — Managed loan portfolio	1,777,305	1,863,302	1,816,783

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	2,095	1,949	2,061
Multifamily Freddie Mac mortgage-related securities held by third parties	11,916	6,182	4,445
Multifamily other guarantee commitments(4)	10,038	9,192	9,152

Total Multifamily — Guarantee portfolio	24,049	17,323	15,658

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	59,548	62,764	65,237
Multifamily loan portfolio	85,883	83,938	72,721

Total Multifamily — Mortgage investments portfolio	145,431	146,702	137,958

Total Multifamily portfolio	169,480	164,025	153,616

Less: Freddie Mac single-family and certain multifamily securities(5)	(263,603)	(374,615)	(424,524)

Total mortgage portfolio	$2,164,859	$2,250,539	$2,207,476

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment.
(3)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout.
(4)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(5)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and certain Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.

81	Freddie Mac

Segment Earnings — Results

Investments

Table 17 presents the Segment Earnings of our Investments segment.

Table 17 — Segment Earnings and Key Metrics — Investments(1)

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$6,192	$8,090	$2,815
Non-interest income (loss):
Net impairments of available-for-sale securities	(3,819)	(9,870)	(17,129)
Derivative gains (losses)	(1,859)	4,695	(12,845)
Other non-interest income (loss)	(405)	4,682	2,793

Total non-interest income (loss)	(6,083)	(493)	(27,181)

Non-interest expense:
Administrative expenses	(455)	(515)	(486)
Other non-interest expense	(18)	(33)	(1,117)

Total non-interest expense	(473)	(548)	(1,603)

Segment adjustments(2)	1,358	—	—

Segment Earnings (loss) before income tax benefit (expense)	994	7,049	(25,969)
Income tax benefit (expense)	259	(572)	(2,047)
Less: Net (income) loss - noncontrolling interest	(2)	(1)	(5)

Segment Earnings (loss), net of taxes	$1,251	$6,476	$(28,021)

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$465,048	$600,562	$584,146
Non-mortgage-related investments(7)	123,537	100,759	72,087
Unsecuritized single-family loans	59,028	49,013	29,163

Total average balances of interest-earning assets	$647,613	$750,334	$685,396

Return:
Net interest yield — Segment Earnings basis	0.96%	1.08%	0.42%

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Investments segment equals GAAP net income (loss) attributable to Freddie Mac for the Investments segment. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 17: SEGMENT REPORTING — Table 17.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 17: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Based on UPB and excludes mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	For securities, we calculate average balances based on their amortized cost.
(6)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet beginning on January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Segment Earnings for our Investments segment decreased by $5.2 billion to $1.3 billion in 2010, compared to $6.5 billion in 2009.

During 2010, the UPB of the Investments segment mortgage investments portfolio decreased by 19.4%, compared to a decrease of 9.6% during 2009. The UPB of the Investments segment mortgage investments portfolio decreased from $598 billion at December 31, 2009 to $482 billion at December 31, 2010.

We held $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010 compared to $440.0 billion of agency securities and $113.7 billion of non-agency mortgage-related securities as of December 31, 2009. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and select sales. Liquidations during 2010 increased substantially due to higher refinance activity, as mortgage rates hit record lows, and increased purchases of seriously delinquent and modified loans from the mortgage pools underlying both our PCs and other agency securities. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. Purchase and sales activity in the Investments segment was minimal in 2010. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

Segment Earnings net interest income and net interest yield decreased $1.9 billion and 12 basis points, respectively, during 2010, compared to 2009. The primary driver underlying these decreases was a decrease in the average balance of

82	Freddie Mac

mortgage-related securities, partially offset by a decrease in funding costs as a result of the replacement of higher-cost long-term debt at lower rates.

Segment Earnings non-interest loss increased $5.6 billion in 2010, compared to 2009. Included in other non-interest income (loss) are gains (losses) on trading securities of $(1.4) billion in 2010, compared to $4.8 billion in 2009. In 2010, the losses on trading securities was primarily due to the movement of securities with unrealized gains towards maturity, particularly interest-only securities, partially offset by fair value gains on our non-interest-only securities classified as trading primarily due to decreased interest rates. The net gains on trading securities during 2009 related primarily to tightening OAS levels.

Impairments recorded in our Investments segment decreased by $6.1 billion during 2010, compared to 2009. Impairments for 2010 and 2009 are not comparable because the adoption of the amendment to the accounting standards for investments in debt and equity securities on April 1, 2009 significantly impacted both the identification and measurement of other-than-temporary impairments. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded derivative gains (losses) for this segment of $(1.9) billion in 2010, compared to $4.7 billion in 2009. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported Segment Earnings, because, while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During 2010, longer-term swap interest rates declined, resulting in fair value losses on our pay-fixed swaps that were partially offset by fair value gains on our receive-fixed swaps and gains on our purchased call swaptions. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

The objectives set forth for us under our charter and conservatorship, restrictions set forth in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our Investments segment results. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. This will likely cause a corresponding reduction in our net interest income from these assets and therefore negatively affect our Investments segment results. FHFA also stated its expectation that any net additions to our mortgage-related investments portfolio would be related to purchasing seriously delinquent mortgages out of PC pools. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

For information on the impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, see “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

Segment Earnings for our Investments segment increased $34.5 billion in 2009 compared to 2008. Impairments recorded in our Investments segment decreased by $7.3 billion during 2009, compared to 2008. As noted above, impairments for 2009 and 2008 are not comparable because of the adoption of the amendment to the accounting standards for investments in debt and equity securities on April 1, 2009. We recorded derivative gains of $4.7 billion in 2009, primarily due to increases in longer-term swap interest rates and implied volatility. Segment Earnings non-interest expense for 2008 includes a loss of $1.1 billion related to short-term lending transactions with Lehman. Segment Earnings net interest income increased $5.3 billion and Segment Earnings net interest yield increased 66 basis points to 108 basis points for 2009 compared to 2008. The increases in Segment Earnings net interest income and Segment Earnings net interest yield were primarily due to decreased funding costs due to the replacement of higher cost short- and long-term debt with lower cost debt issuances, and increases in the average balance of interest-earning assets.

83	Freddie Mac

Single-Family Guarantee

Table 18 presents the Segment Earnings of our Single-family Guarantee segment.

Table 18 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$72	$307	$280
Provision for credit losses	(18,785)	(29,102)	(16,325)
Non-interest income:
Management and guarantee income	3,635	3,448	3,615
Other non-interest income	1,351	721	880

Total non-interest income	4,986	4,169	4,495
Non-interest expense:
Administrative expenses	(879)	(915)	(826)
REO operations expense	(676)	(287)	(1,097)
Other non-interest expense	(629)	(4,888)	(1,730)

Total non-interest expense	(2,184)	(6,090)	(3,653)

Segment adjustments(2)	(953)	—	—

Segment Earnings (loss) before income tax benefit (expense)	(16,864)	(30,716)	(15,203)
Income tax benefit (expense)	608	3,573	(5,146)

Segment Earnings (loss), net of taxes	(16,256)	(27,143)	(20,349)
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	5,941	(2,871)
Tax-related adjustments	—	(2,080)	1,005

Total reconciling items, net of taxes	—	3,861	(1,866)

Net income (loss) attributable to Freddie Mac	$(16,256)	$(23,282)	$(22,215)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(4)	$1,728	$1,799	$1,771
Issuance — Single-family credit guarantees(4)	$385	$472	$353
Fixed-rate products — Percentage of purchases(5)	95%	99%	92%
Liquidation rate — Single-family credit guarantees(6)	29%	24%	16%
Management and Guarantee Fee Rate (in bps):
Contractual management and guarantee fees	13.5	13.9	15.3
Amortization of delivery fees	6.1	4.8	4.8

Segment Earnings management and guarantee income	19.6	18.7	20.1

Credit:
Serious delinquency rate, at end of period	3.84%	3.98%	1.83%
REO inventory, at end of period (number of units)	72,079	45,047	29,340
Single-family credit losses, in bps(7)	76.2	42.7	20.9
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$10,612	$10,861	$11,072
30-year fixed mortgage rate(9)	4.9%	5.1%	5.1%

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Single-family Guarantee segment equals GAAP net income (loss) attributable to Freddie Mac for the Single-family Guarantee segment. For reconciliations of Segment Earnings for the Single-family Guarantee segment in 2010, 2009 and 2008 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 17: SEGMENT REPORTING — Table 17.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 17: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee obligation and guarantee asset which were excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which were amortized into earnings. These reconciling items existed in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(4)	Based on UPB.
(5)	Excludes Other Guarantee Transactions, and includes purchases of interest-only mortgages with fixed interest rates.
(6)	Includes our purchases of delinquent loans from PCs. On February 10, 2010, we announced that we would begin purchasing substantially all 120 days or more delinquent mortgages from our PC pools. See “NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information.
(7)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with single-family mortgage loans. Calculated as the amount of credit losses divided by the average balance of our single-family credit guarantee portfolio.
(8)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated December 9, 2010. The outstanding amount for 2010 reflects the balance as of September 30, 2010, which is the latest available information.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the year, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

During 2010, 2009 and 2008, Segment Earnings (loss) for our Single-family Guarantee segment was $(16.3) billion, $(27.1) billion and $(20.3) billion, respectively. Segment Earnings (loss) improved in 2010, compared to 2009, primarily due to a decline in credit-related expenses. Credit-related expenses consist of our provision for credit losses and REO operations

84	Freddie Mac

expense. The increase in Segment Earnings (loss) during 2009, as compared to 2008, was primarily due to higher Segment Earnings provision for credit losses and, to a lesser extent, higher losses on loans purchased.

Table 19 provides summary information about the composition of Segment Earnings (loss) for this segment in 2010. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of delivery fees.

Table 19 — Segment Earnings Composition — Single-Family Guarantee Segment

	Year Ended December 31, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average
	Amount	Rate	Amount	Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)

Year of origination(5):
2010	$418	23.8	$(109)	6.2	$309
2009	837	19.3	(367)	8.4	470
2008	554	29.5	(2,151)	114.3	(1,597)
2007	493	21.2	(7,170)	307.2	(6,677)
2006	289	16.5	(5,847)	332.6	(5,558)
2005	313	15.8	(2,644)	132.8	(2,331)
2004 and prior	731	16.3	(1,173)	26.1	(442)

Total	$3,635	19.6	$(19,461)	104.7	(15,826)

Administrative expenses					(879)
Net interest income					72
Income tax benefit and other non-interest income and (expense), net(6)					377

Segment Earnings (loss), net of taxes					$(16,256)

(1)	Includes amortization of delivery fees of $1.1 billion for the year ended December 31, 2010.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense.
(3)	Based on the average securitized balance of the single-family credit guarantee portfolio. Historical rates of average credit expenses may not be representative of future results.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.
(6)	Includes segment adjustments.

During 2010, we raised our management and guarantee fee rates with certain of our seller/servicers; however, these increased rates are still lower than the average rates of the PCs that were liquidated during 2010. We implemented delivery fee increases in 2009 for mortgages with certain combinations of LTV ratios and other higher-risk loan characteristics, subject to certain maximum limits. We currently believe the increase in management and guarantee fee rates we implemented in 2009 and 2010, when coupled with the higher credit quality of the mortgages within our new PC issuances in 2009 and 2010, will provide management and guarantee fee income, over the long term, that exceeds our anticipated credit-related and administrative expenses associated with the underlying loans. However, the increase in management and guarantee fees associated with 2009 and 2010 originated business will not be sufficient to offset the future expenses associated with our 2005 to 2008 PC issuances since the management and guarantee fees associated with those securities do not change. Consequently, we expect to continue to report a net loss for the Single-family Guarantee segment in 2011.

Segment Earnings management and guarantee income increased slightly in 2010 compared to 2009, primarily due to an increase in the amortization of delivery fees. Increased amortization of delivery fees in 2010, compared to 2009, reflects the impact of higher delivery fees associated with loans purchased in the last two years combined with higher prepayment rates on guaranteed mortgages in 2010 as mortgage rates declined and refinancing activity increased. Segment Earnings management and guarantee income was lower in 2009 than in 2008 primarily due to lower average fee rates in 2009.

The UPB of the Single-family Guarantee managed loan portfolio was $1.78 trillion at December 31, 2010 compared to $1.86 trillion at December 31, 2009. The decline in this portfolio was primarily attributable to liquidations of Freddie Mac mortgage-related securities, partially offset by increased purchases of seriously delinquent mortgages out of PC pools. The liquidation rate on our securitized single-family credit guarantees increased to 29% for 2010, compared to 24% and 16% in 2009 and 2008, respectively.

Our single-family mortgage purchases in 2010 decreased by 19% to $386.4 billion, as compared to $475.4 billion in 2009. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Our mortgage purchase volumes are impacted by several factors, including origination volumes, the price performance of our PCs, mortgage product and underwriting trends, competition, customer-specific behavior, contract terms, and governmental initiatives concerning our business activities. Origination volumes can be affected by government programs, such as the increase in refinance loan volume during 2010 and 2009 associated with our relief refinance initiative. Ginnie Mae, which

85	Freddie Mac

has become a more significant competitor since 2008, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae increased its share of the securitization market in 2010, in large part due to favorable pricing of loans insured by FHA, the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify for a conventional mortgage.

Refinance volumes continued to be high due to continued low interest rates, and represented 80% of our single-family mortgage purchase volume during 2010. Relief refinance mortgages represented 28% of our single-family mortgage purchase volume during 2010. We believe the combination of high refinance activity (excluding relief refinance mortgages), changes in underwriting standards and fewer purchases of loans with higher-risk characteristics resulted in overall improvement in the credit quality associated with our single-family mortgage purchases in 2009 and 2010 as compared to purchases from 2005 through 2008 as measured by original LTV ratios, FICO credit scores, and income documentation standards.

During 2010, 2009 and 2008, our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $18.8 billion, $29.1 billion and $16.3 billion, respectively. Segment Earnings provision for credit losses decreased in 2010, compared to 2009, primarily due to a substantial slow down in the rate of growth in non-performing single-family loans, as well as a less significant increase in loss severity, but was partially offset by an increase in the number of single-family loans subject to individual impairment resulting from an increase in modifications classified as TDRs during 2010. Our estimates of allowance for loan losses associated with loans classified as TDRs generally result in an increase in the allowance for loan losses as compared to non-TDR loans evaluated on an aggregate basis. Our Segment Earnings provision for credit losses for the segment was higher in 2009, compared to 2008, due to increased credit deterioration in our single-family credit guarantee portfolio, primarily related to loans with higher-risk characteristics and loans originated in 2007 and 2006. Our Segment Earnings provision for loan losses is generally higher than that recorded under GAAP primarily due to recognized provision associated with forgone interest income on non-performing loans, which is not recognized under GAAP since the loans are placed on non-accrual status.

The serious delinquency rate on our single-family credit guarantee portfolio decreased slightly to 3.84% as of December 31, 2010 from 3.98% as of December 31, 2009 due to a higher volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. As of December 31, 2010, more than one-third of our single-family credit guarantee portfolio is comprised of mortgage loans originated during 2009 and 2010. These new vintages reflect the combination of changes in underwriting practices and other factors discussed in “BUSINESS — EXECUTIVE SUMMARY — Our Primary Business Objectives” and are replacing the older vintages that have a higher composition of loans with higher-risk characteristics. We currently expect that, over time, this should positively impact the serious delinquency rates and credit losses of our single-family credit guarantee portfolio. Although the volume of new serious delinquencies declined in each quarter of 2010, our serious delinquency rate remains high, reflecting continued stress in the housing and labor markets.

Charge-offs associated with single-family loans increased to $16.7 billion in 2010, compared to $9.7 billion in 2009 and $3.4 billion in 2008, primarily due to an increase in the volume of foreclosure transfers and short sales. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and growth in the balance of our non-performing assets.

Segment Earnings non-interest income was $5.0 billion, $4.2 billion, and $4.5 billion in 2010, 2009, and 2008, respectively. The increase in 2010, compared to 2009 was primarily due to higher management and guarantee fees, discussed above, and higher recoveries on loans impaired upon purchase. In 2010, increased recoveries on loans impaired upon purchase resulted from a higher volume of short sales and foreclosure transfers, compared to 2009, combined with improvements in home prices in certain geographical areas.

Segment Earnings non-interest expense was $2.2 billion, $6.1 billion, and $3.7 billion in 2010, 2009 and 2008, respectively. The decline in non-interest expense in 2010, compared to 2009, was primarily due to a decline in losses on loans purchased that resulted from changes in accounting standards adopted on January 1, 2010. Single-family Guarantee REO operations expense increased during 2010, compared to 2009, as a result of higher property expenses and holding period write-downs that were partially offset by lower disposition losses and increased recoveries. Single-family Guarantee REO operations expense decreased during 2009, compared to 2008, primarily due to stabilization of single-family home prices in 2009, which mitigated holding period writedowns and disposition losses. During 2010 and 2009, we experienced significant increases in REO activity in all regions of the U.S., particularly in California, Florida, Nevada and Arizona. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Portfolio Management Activities — Credit Performance” for further information on serious delinquency rates and REO activity.

86	Freddie Mac

Segment Earnings income tax benefit was $608 million and $3.6 billion in 2010 and 2009, respectively. The income tax benefit in 2010 primarily resulted from carrying back a portion of our expected current year tax loss to offset prior years’ income. We exhausted our capacity for carrying back net operating losses for tax purposes during 2010.

Multifamily

Table 20 presents the Segment Earnings of our Multifamily segment.

Table 20 — Segment Earnings and Key Metrics — Multifamily(1)

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$1,114	$856	$772
Provision for credit losses	(99)	(574)	(229)
Non-interest income (loss):
Management and guarantee income	101	90	76
Security impairments	(96)	(137)	—
Derivative gains (losses)	6	(27)	(3)
Other non-interest income (loss)	237	(462)	(517)

Total non-interest income (loss)	248	(536)	(444)
Non-interest expense:
Administrative expenses	(212)	(221)	(193)
REO operations income (expense)	3	(20)	—
Other non-interest expense	(66)	(18)	(21)

Total non-interest expense	(275)	(259)	(214)

Segment adjustments(2)	—	—	—

Segment Earnings (loss) before income tax benefit (expense)	988	(513)	(115)
LIHTC partnerships tax benefit	585	594	589
Income tax benefit (expense)	(611)	(594)	(532)
Less: Net (income) loss — noncontrolling interest	3	2	2

Segment Earnings (loss), net of taxes	965	(511)	(56)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	7	(2)
Fair value-related adjustments	—	(3,761)	—
Tax-related adjustments	—	1,313	1

Total reconciling items, net of taxes	—	(2,441)	(1)

Net income (loss) attributable to Freddie Mac	$965	$(2,952)	$(57)

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$83,096	$78,371	$64,424
Average balance of Multifamily guarantee portfolio	$21,756	$16,188	$14,118
Average balance of Multifamily investment securities portfolio	$61,332	$63,797	$65,513
Liquidation rate — Multifamily loan portfolio	5.7%	3.6%	6.4%
Growth rate	8.6%	14.6%	27.9%
Yield and Rate:
Net interest yield — Segment Earnings basis	0.77%	0.60%	0.59%
Average Management and guarantee fee rate, in bps(4)	50.1	53.3	50.5
Credit:
Delinquency rate(5)	0.26%	0.20%	0.05%
Loan loss reserves, in bps	75.3	82.1	31.3
Loan loss reserves at period end	$828	$831	$277
Credit losses, in bps(6)	9.6	4.4	1.1

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Multifamily segment equals GAAP net income (loss) attributable to Freddie Mac for the Multifamily segment. For reconciliations of Segment Earnings for the Multifamily segment in 2010, 2009, and 2008 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 17: SEGMENT REPORTING — Table 17.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 17: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation, which were excluded from Segment Earnings in 2009 and 2008.
(4)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the average balance of the multifamily guarantee portfolio, excluding certain bonds under the NIBP.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for information on our reported multifamily delinquency rate.
(6)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with multifamily mortgage loans. Calculated as the amount of credit losses divided by the combined average balances of our multifamily loan portfolio and multifamily guarantee portfolio.

Segment Earnings (loss) for our Multifamily segment increased to $965 million for 2010 compared to $(511) million for 2009. Segment Earnings (loss) improved in 2010 primarily due to increased net interest income and lower provision for credit losses in 2010. Segment Earnings (loss) declined to $(511) million in 2009 from $(56) million in 2008, primarily due to higher provision for credit losses and recognition of security impairments in 2009.

87	Freddie Mac

A primary contributor to the change in Multifamily Segment Earnings in 2010 is the treatment of our LIHTC investments. In 2009 and 2008, LIHTC partnership losses were recognized in the Multifamily Segment, negatively impacting Segment Earnings in those years. At December 31, 2009, the LIHTC investments were written down to zero and resulted in a favorable variance in 2010 Segment Earnings as partnership losses were no longer being recognized.

Net interest income increased $258 million, or 30%, for 2010 compared to 2009, primarily attributable to lower funding costs on allocated debt in 2010, which declined principally due to the removal of the LIHTC investments from the Multifamily segment in the fourth quarter of 2009. Net interest income was also positively impacted by an increase in prepayment fees driven by an increase in refinancing in 2010, as compared to 2009. As a result, net interest yield was 77 basis points in 2010, an improvement of 17 basis points from 2009. Net interest income increased $84 million, or 11%, for 2009 compared to 2008, driven by a 22% increase in the average balance of our multifamily loan portfolio and lower interest rates, which decreased our cost of funding.

Segment Earnings non-interest income (loss) increased to $248 million in 2010 compared to $(536) million in 2009, primarily attributable to the absence of LIHTC partnership losses in 2010. Multifamily Segment Earnings non-interest income (loss) also increased, although to a much lesser extent, due to higher gains recognized on the sale of loans through securitization. We recognized $267 million in net gains on sales of $6.6 billion in UPB of multifamily loans during the year ended December 31, 2010. These gains were partially offset by $249 million in fair value losses recognized on mortgage loans held-for-sale reflecting market volatility. Impairment on CMBS during 2010 and 2009 totaled $96 million and $137 million, respectively. There were no impairments recognized for either GAAP or Segment Earnings on available-for-sale CMBS during 2008.

Major national multifamily market fundamentals improved during 2010, with several consecutive quarters of positive trends in vacancy rates and effective rents. Vacancy rates, which had climbed to record levels in early 2010, improved and effective rents, the principal source of income for property owners, stabilized and began to improve on a national basis. These improving fundamentals helped to stabilize property values in a number of markets. However, the multifamily market continues to be negatively impacted by high unemployment and ongoing weakness in the economy. The multifamily mortgage market differs from the residential single-family market in several respects. The likelihood that a multifamily borrower will make scheduled payments on its mortgage is based on the ability of the property to generate sufficient cash flow to make those payments, and is generally affected by rent levels, vacancy rates and property operating expenses. The multifamily market is affected by the balance between the supply of, and demand for, rental housing (both multifamily and single-family), which in turn is affected by unemployment rates, the number of new units added to the rental housing supply, rates of household formation and the relative cost of owner-occupied housing alternatives. However, some local markets continue to exhibit weaker than average fundamentals, particularly in the states of Nevada, Arizona, and Georgia, which may increase our risk for future losses. For further information on delinquencies, including geographical and other concentrations see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our Multifamily segment provision for credit losses decreased to $99 million in 2010 from $574 million in 2009, reflecting improved fundamentals, as discussed above. This decrease was partially offset by an increase in the amount of loans identified as impaired and the specific reserve recorded in connection with those loans. The increase in Multifamily segment provision for credit losses in 2009, as compared to 2008, reflected significant deterioration in multifamily market fundamentals including higher vacancy rates and declines in effective rental rates, which adversely affected our multifamily borrowers. For loans we identify as having deteriorating underlying performance characteristics, such as estimated current LTV ratio and DSCRs, we evaluate each individual property, using estimates of property value to determine if a specific reserve is needed. Although we use the most recently available results of our multifamily borrowers to assess a property’s value, there is a significant lag in reporting as they prepare their results in the normal course of business.

The delinquency rate for loans in the multifamily mortgage portfolio was 0.26% and 0.20% as of December 31, 2010 and 2009, respectively, and increased in 2010 due to weakness in certain markets. Our multifamily delinquent loans as of December 31, 2010 are principally loans on properties located in Georgia and Texas. As of December 31, 2010, over one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans. The multifamily delinquency rate of credit-enhanced loans as of December 31, 2010 and 2009, was 0.85% and 1.03%, respectively, while the delinquency rate for non-credit-enhanced loans was 0.12% and 0.07%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported delinquency rates.

We account for multifamily mortgages as TDRs where the original terms of the mortgage loan agreement are modified due to the borrower’s financial difficulties, and we have granted a concession. Accounting for TDRs requires recognition in the provision for credit losses for the excess of our recorded investment in the loan over the present value of the expected

88	Freddie Mac

future cash flows. This generally results in a higher allowance for loan losses than for loans that are not TDRs. In 2010, we experienced increased volumes of TDRs and REO acquisitions, compared to 2009. Refinance risk, which is the risk that a multifamily borrower with a maturing balloon mortgage will not be able to refinance and will instead default, is significant given the state of the economy, lower levels of liquidity, property cash flows, and property market values. This is also likely to lead to an increase in the volume of TDRs and REO acquisitions. REO and loss mitigation activities resulted in net charge-offs of $103 million in 2010. In 2011, we expect our charge-offs will continue to increase, driven by a higher level of REO acquisitions and loss mitigation activities, as we continue to work with borrowers to resolve troubled loans.

The UPB of the total multifamily portfolio increased to $169.5 billion at December 31, 2010 from $164.0 billion at December 31, 2009, due to increased guarantees of securities issued during 2010 as part of our CME initiative as well as increased purchases of loans, which we expect to securitize in 2011. Subject to market conditions, we expect to continue to purchase loans and subsequently securitize these loans in 2011 under our CME initiative, which supports liquidity for the multifamily market.

CONSOLIDATED BALANCE SHEETS ANALYSIS

The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our more significant accounting policies and estimates applied in determining our reported financial position.

Change in Accounting Principles

As a result of our adoption of two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs, our consolidated balance sheets as of December 31, 2010 reflect the consolidation of our single-family PC trusts and certain Other Guarantee Transactions. The cumulative effect of these changes in accounting principles was an increase of $1.5 trillion to assets and liabilities, and a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our non-accrual policy to single-family seriously delinquent mortgage loans consolidated as of January 1, 2010.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting,” “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” “NOTE 4: VARIABLE INTEREST ENTITIES,” and “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and other liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. Securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities. As discussed above, commencing January 1, 2010, we consolidated the assets of our single-family PC trusts and certain Other Guarantee Transactions. These short-term assets are comprised primarily of restricted cash and cash equivalents and investments in securities purchased under agreements to resell.

Excluding amounts related to our consolidated VIEs, we held $37.0 billion and $64.7 billion of cash and cash equivalents, $1.4 billion and $0 billion of federal funds sold, and $15.8 billion and $7.0 billion of securities purchased under agreements to resell at December 31, 2010 and December 31, 2009, respectively. The aggregate decrease in these assets is largely related to using such assets for debt calls and maturities, as well as purchases of delinquent mortgages from PC pools during 2010. In addition, excluding amounts related to our consolidated VIEs, we held on average $42.2 billion and $55.8 billion of cash and cash equivalents and $29.4 billion and $28.5 billion of federal funds sold and securities purchased under agreements to resell during the years ended December 31, 2010 and 2009, respectively.

Investments in Securities

Tables 21 and 22 provide detail regarding our investments in securities as of December 31, 2010, 2009, and 2008. Due to the accounting changes noted above, Tables 21 and 22 do not include our holdings of single-family PCs and certain Other

89	Freddie Mac

Guarantee Transactions as of December 31, 2010. For information on our holdings of such securities, see “Table 16 — Segment Mortgage Portfolio Composition.”

Table 21 — Investments in Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
December 31, 2010	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)

Available-for-sale mortgage-related securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total available-for-sale mortgage-related securities	247,523	8,188	(23,077)	232,634

Total investments in available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

December 31, 2009

Available-for-sale mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
CMBS	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total available-for-sale mortgage-related securities	413,956	10,850	(42,675)	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total available-for-sale non-mortgage-related securities	2,444	109	—	2,553

Total investments in available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

December 31, 2008

Available-for-sale mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
CMBS	64,214	2	(14,716)	49,500
Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total available-for-sale mortgage-related securities	493,971	7,061	(50,928)	450,104

Available-for-sale non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total available-for-sale non-mortgage-related securities	8,788	6	—	8,794

Total investments in available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

(1)	Gross unrealized losses at December 31, 2010 and 2009 include non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and all periods presented include temporary unrealized losses.

90	Freddie Mac

Table 22 — Investments in Trading Securities

	December 31,
	2010	2009	2008
	(in millions)

Mortgage-related securities:
Freddie Mac	$13,437	$170,955	$158,822
Fannie Mae	18,726	34,364	31,309
Ginnie Mae	172	185	198
Other	31	28	32

Total mortgage-related securities	32,366	205,532	190,361

Non-mortgage-related securities:
Asset-backed securities	44	1,492	—
Treasury bills	17,289	14,787	—
Treasury notes	10,122	—	—
FDIC-guaranteed corporate medium-term notes	441	439	—

Total non-mortgage-related securities	27,896	16,718	—

Total fair value of investments in trading securities	$60,262	$222,250	$190,361

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us. We held investments in non-mortgage-related available-for-sale and trading securities of $27.9 billion and $19.3 billion as of December 31, 2010 and December 31, 2009, respectively. Our holdings of non-mortgage-related securities at December 31, 2010 increased compared to December 31, 2009 due to the acquisition of Treasury notes and additional Treasury bills to maintain required liquidity and contingency levels, partially offset by our sale of the majority of our non-mortgage-related asset-backed securities in 2010.

We did not record a net impairment of available-for-sale securities recognized in earnings during 2010 on our non-mortgage-related securities. We recorded net impairments of $185 million for our non-mortgage-related securities during 2009, as we could not assert that we did not intend to, or will not be required to, sell these securities before a recovery of the unrealized losses. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Other Guarantee Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

Table 23 provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. Due to the accounting changes noted above, Table 23 does not include our holdings of single-family PCs and certain Other Guarantee Transactions as of December 31, 2010, but includes such securities as of December 31, 2009. For further information on our holdings of such securities, see “Table 16 — Segment Mortgage Portfolio Composition.”

91	Freddie Mac

Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31,
	2010			2009
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$79,955	$8,118	$88,073	$294,958	$77,708	$372,666
Multifamily	339	1,756	2,095	277	1,672	1,949

Total Freddie Mac mortgage-related securities	80,294	9,874	90,168	295,235	79,380	374,615

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	21,238	18,139	39,377	36,549	28,585	65,134
Multifamily	228	88	316	438	90	528
Ginnie Mae:
Single-family	296	117	413	341	133	474
Multifamily	27	—	27	35	—	35

Total agency securities	21,789	18,344	40,133	37,363	28,808	66,171

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	363	53,855	54,218	395	61,179	61,574
Option ARM	—	15,646	15,646	—	17,687	17,687
Alt-A and other	2,405	16,438	18,843	2,845	18,594	21,439
CMBS	21,401	37,327	58,728	23,476	38,439	61,915
Obligations of states and political subdivisions(5)	9,851	26	9,877	11,812	42	11,854
Manufactured housing	930	150	1,080	1,034	167	1,201

Total non-agency mortgage-related securities(6)	34,950	123,442	158,392	39,562	136,108	175,670

Total UPB of mortgage-related securities	$137,033	$151,660	288,693	$372,160	$244,296	616,456

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(11,839)			(5,897)
Net unrealized (losses) on mortgage-related securities, pre-tax			(11,854)			(22,896)

Total carrying value of mortgage-related securities			$265,000			$587,663

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	For our Freddie Mac mortgage-related securities we are subject to the credit risk associated with the mortgage loans underlying our securities. On January 1, 2010, we began prospectively recognizing on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 28 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 50% and 55% of these securities held at December 31, 2010 and 2009, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 23% and 26% of total non-agency mortgage-related securities held at December 31, 2010 and 2009, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $616.5 billion at December 31, 2009 to $288.7 billion at December 31, 2010 primarily as a result of a decrease of $286.5 billion related to our adoption of the amendments to the accounting standards for the transfer of financial assets and the consolidation of VIEs on January 1, 2010.

Table 24 summarizes our mortgage-related securities purchase activity for 2010, 2009, and 2008. The purchase activity for all years presented includes our purchase activity related to the single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Due to the accounting changes noted above, effective January 1, 2010, purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

92	Freddie Mac

Table 24 — Total Mortgage-Related Securities Purchase Activity(1)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$69	$56	$36
Non-agency mortgage-related securities purchased for Other Guarantee Transactions(2)	9,579	10,189	8,246

Total Non-Freddie Mac mortgage related securities purchased for resecuritization	9,648	10,245	8,282

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	43,298	49,534
Variable-rate	373	2,697	18,519

Total Fannie Mae	373	45,995	68,053

Ginnie Mae fixed-rate	—	27	8

Total agency securities	373	46,022	68,061

Non-agency mortgage-related securities:
Single-family variable-rate	—	—	618
CMBS:
Fixed-rate	—	—	713
Variable-rate	40	—	703

Total CMBS	40	—	1,416
Obligations of states and political subdivisions fixed-rate	—	180	81

Total non-agency mortgage-related securities	40	180	2,115

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	413	46,202	70,176

Total non-Freddie Mac mortgage-related securities purchased	$10,061	$56,447	$78,458

Freddie Mac mortgage-related securities repurchased:
Single-family:
Fixed-rate	$40,462	$176,974	$192,701
Variable-rate	923	5,414	26,344
Multifamily:
Fixed-rate	271	—	111
Variable-rate	111	—	—

Total Freddie Mac mortgage-related securities repurchased	$41,767	$182,388	$219,156

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases in 2010 and 2009 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” for further information on this component of the HFA Initiative.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At December 31, 2010, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $23.1 billion, compared to $42.7 billion at December 31, 2009. This improvement in unrealized losses reflects: (a) a decline in market interest rates; and (b) fair value gains related to the movement of securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at December 31, 2010 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 8: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

Higher-Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, interest-only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•	Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not

93	Freddie Mac

identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. Tables 25 and 26 present information about our holdings of these securities.

Table 25 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	12/31/2010	09/30/2010	06/30/2010	03/31/2010	12/31/2009
	(dollars in millions)

UPB:
Subprime first lien	$53,756	$55,250	$56,922	$58,912	$61,019
Option ARM	15,646	16,104	16,603	17,206	17,687
Alt-A(2)	15,917	16,406	16,909	17,476	17,998
Gross unrealized losses, pre-tax:(3)
Subprime first lien	$14,026	$16,446	$17,757	$18,462	$20,998
Option ARM	3,853	4,815	5,770	6,147	6,475
Alt-A(2)	2,096	2,542	3,335	3,539	4,032
Present value of expected credit losses:
Subprime first lien	$5,937	$4.364	$3,311	$4,444	$4,263
Option ARM	4,850	4,208	3,534	3,769	3,700
Alt-A(2)	2,469	2,101	1,653	1,635	1,845
Collateral delinquency rate:(4)
Subprime first lien	45%	45%	46%	49%	49%
Option ARM	44	44	45	46	45
Alt-A(2)	27	26	26	27	26
Cumulative collateral loss:(5)
Subprime first lien	18%	17%	16%	15%	13%
Option ARM	13	11	10	9	7
Alt-A(2)	6	6	5	5	4
Average credit enhancement:(6)
Subprime first lien	25%	25%	26%	28%	29%
Option ARM	12	12	13	15	16
Alt-A(2)	9	9	10	10	11

(1)	See “Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(3)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(4)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(5)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination.
(6)	Reflects the ratio of the current amount of the securities that will absorb losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of all credit enhancement in the form of subordination of the security divided by the total UPB of all of the tranches of collateral pools from which credit support is drawn for the security that we own. Excludes credit enhancement provided by monoline bond insurance.

Table 26 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	12/31/2010	09/30/2010	06/30/2010	03/31/2010	12/31/2009
	(in millions)

Net impairment of available-for-sale securities recognized in earnings:
Subprime — first and second liens	$1,207	$213	$17	$332	$515
Option ARM	668	577	48	102	15
Alt-A and other	372	296	333	19	51
Principal repayments and cash shortfalls:(2)
Subprime — first and second liens:
Principal repayments	$1,512	$1,685	$2,001	$2,117	$2,807
Principal cash shortfalls	6	8	12	13	14
Option ARM:
Principal repayments	$347	$377	$435	$449	$525
Principal cash shortfalls	111	122	80	32	2
Alt-A and other:
Principal repayments	$537	$582	$653	$617	$792
Principal cash shortfalls	62	56	67	22	21

(1)	See “Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

Since the first quarter of 2008, we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. As discussed below, we recognized impairment on our holdings of such securities in 2010 and 2009, including during the three months ended December 31, 2010 and 2009. See “Table 27 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

94	Freddie Mac

We continue to pursue strategies to mitigate our losses as an investor in non-agency mortgage-related securities. On July 12, 2010, FHFA, as Conservator of Freddie Mac and Fannie Mae, announced that it had issued subpoenas to various entities seeking loan files and other transaction documents related to non-agency mortgage-related securities in which the two enterprises invested. FHFA stated that the documents will enable it to determine whether issuers of these securities and others are liable to Freddie Mac and Fannie Mae for certain losses they have suffered on the securities. We are assisting FHFA in this effort. In its announcement, FHFA noted that, before and during conservatorship, Freddie Mac and Fannie Mae sought to assess and enforce their rights as investors in non-agency mortgage-related securities, in an effort to recoup losses suffered in connection with their portfolios. However, difficulty in obtaining the loan documents has presented a challenge to the companies’ efforts. There is no assurance as to how the various entities will respond to the subpoenas, or to what extent the information sought will result in loss recoveries.

We also have joined an investor group that has delivered a notice of non-performance to Bank of New York Mellon, as Trustee, and Countrywide Home Loans Servicing LP (now known as BAC Home Loans Servicing, LP). The notice related to the possibility that certain mortgage pools backing certain mortgage-related securities issued by Countrywide Financial and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

The effectiveness of these or any other loss mitigation efforts for these securities is highly uncertain and any potential recoveries may take significant time to realize. These efforts could have a material impact on our estimate of future losses.

For purposes of our impairment analysis, our estimate of the present value of expected future credit losses on our portfolio of non-agency mortgage-related securities increased to $14.3 billion at December 31, 2010 from $12.0 billion at September 30, 2010. This deterioration was due to an increase in estimated cumulative losses on the collateral underlying these securities and a reduction in the projected structural credit enhancement of the securities. The increase in estimated cumulative losses resulted from declines in actual home prices, our expectation that home prices will be lower in 2011 compared to 2010 for the U.S. as a whole, as well as increasing interest rates, which affect the expected level of voluntary prepayments and defaults on adjustable rate mortgages. Increasing interest rates also reduce the expected benefits of credit enhancements by decreasing the excess interest available to the trust to absorb future collateral losses.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $705 million on impaired non-agency mortgage-related securities, of which $598 million related to 2010. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities. In addition, it is difficult to estimate the point at which credit enhancements will be exhausted. During 2010, we continued to experience the depletion of credit enhancements on selected securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral.

The investments in non-agency mortgage-related securities we hold backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

The concerns about deficiencies in foreclosure documentation practices may also adversely affect the values of, and our losses on, non-agency mortgage-related securities we hold, including by causing further delays in foreclosure timelines.

95	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

Table 27 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments for the three months ended December 31, 2010 and 2009.

Table 27 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended
	December 31, 2010		December 31, 2009
		Net Impairment of		Net Impairment of
		Available-For-Sale		Available-For-Sale
		Securities Recognized		Securities Recognized
	UPB	in Earnings	UPB	in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$31,315	$1,191	$26,398	$499
Other years — first and second liens(1)	1,005	16	870	16

Total subprime — first and second liens(1)	32,320	1,207	27,268	515

Option ARM:
2006 & 2007	11,142	585	2,516	15
Other years	2,156	83	167	—

Total option ARM	13,298	668	2,683	15

Alt-A:
2006 & 2007	4,987	204	2,516	35
Other years	6,062	161	871	16

Total Alt-A	11,049	365	3,387	51

Other loans	616	7	80	—

Total subprime, option ARM, Alt-A and other loans	57,283	2,247	33,418	581
CMBS	1,141	19	1,596	83
Manufactured housing	312	4	142	3

Total available-for-sale mortgage-related securities	$58,736	$2,270	$35,156	$667

(1) Includes all second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $2.3 billion and $4.3 billion during the three months and year ended December 31, 2010, respectively, as our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. Included in these net impairments are $2.2 billion and $4.2 billion of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three months and year ended December 31, 2010, respectively.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has been declining for several years. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family credit guarantee portfolio also impact the performance of our investments in non-agency mortgage-related securities. High unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence contributed to poor performance during the three months and year ended December 31, 2010. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona, and Nevada. Loans in these states undergoing economic stress are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain monoline bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the years ended December 31, 2010 and 2009. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment earnings charge could exceed our credit enhancement levels, we do not believe that those conditions were likely at December 31, 2010. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2010 and as such has been recorded in AOCI.

96	Freddie Mac

During the three months and year ended December 31, 2009, we recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $0.7 billion and $11.0 billion, respectively. The impairments recorded during the three months ended December 31, 2009 related primarily to increases in expected future credit losses on our holdings of non-agency mortgage-related securities. Of the impairments recorded during the year ended December 31, 2009, $6.9 billion were recognized in the first quarter, prior to our adoption of the amendment to the accounting standards related to investments in debt and equity securities, and included both credit and non-credit-related other-than-temporary impairments. For further information on our adoption of the amendment to the accounting standards for investments in debt and equity securities and how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Other Changes in Accounting Principles — Change in the Impairment Model for Debt Securities.” See “NOTE 8: INVESTMENTS IN SECURITIES” for additional information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the years ended December 31, 2010, 2009, and 2008.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change due to the performance of the individual securities and mortgage market conditions. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support available for the senior tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Foreclosure processing suspensions can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the senior tranches we own. Given the extent of the housing and economic downturn over the past few years, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with any assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls. For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.”

97	Freddie Mac

Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities

Table 28 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at December 31, 2010 based on their ratings as of December 31, 2010 as well as those held at December 31, 2009 based on their ratings as of December 31, 2009 using the lowest rating available for each security.

Table 28 — Ratings of Available-For-Sale Non-Agency Mortgage-Related-Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Monoline
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of December 31, 2010	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$2,085	4%	$2,085	$(199)	$31
Other investment grade	3,407	6	3,408	(436)	449
Below investment grade(2)	48,718	90	42,423	(13,421)	1,789

Total	$54,210	100%	$47,916	$(14,056)	$2,269

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	139	1	140	(18)	129
Below investment grade(2)	15,507	99	10,586	(3,835)	50

Total	$15,646	100%	$10,726	$(3,853)	$179

Alt-A and other loans:
AAA-rated	$1,293	7%	$1,301	$(87)	$7
Other investment grade	2,761	15	2,765	(362)	368
Below investment grade(2)	14,789	78	11,495	(2,002)	2,443

Total	$18,843	100%	$15,561	$(2,451)	$2,818

CMBS:
AAA-rated	$28,007	48%	$28,071	$(52)	$42
Other investment grade	26,777	45	26,740	(676)	1,655
Below investment grade(2)	3,897	7	3,644	(1,191)	1,704

Total	$58,681	100%	$58,455	$(1,919)	$3,401

Credit Ratings as of December 31, 2009
Subprime loans:
AAA-rated	$4,600	7%	$4,597	$(643)	$34
Other investment grade	6,248	10	6,247	(1,562)	625
Below investment grade(2)	50,716	83	45,977	(18,897)	1,895

Total	$61,564	100%	$56,821	$(21,102)	$2,554

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	350	2	345	(152)	166
Below investment grade(2)	17,337	98	13,341	(6,323)	163

Total	$17,687	100%	$13,686	$(6,475)	$329

Alt-A and other loans:
AAA-rated	$1,825	9%	$1,844	$(247)	$9
Other investment grade	4,829	23	4,834	(1,051)	530
Below investment grade(2)	14,785	68	12,267	(4,249)	2,752

Total	$21,439	100%	$18,945	$(5,547)	$3,291

CMBS:
AAA-rated	$32,831	53%	$32,914	$(2,108)	$43
Other investment grade	26,233	42	26,167	(4,661)	1,658
Below investment grade(2)	2,813	5	2,711	(1,019)	1,701

Total	$61,877	100%	$61,792	$(7,788)	$3,402

(1)	Represents the amount of UPB covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB- and certain securities that are no longer rated.

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheet increased to $1.9 trillion as of December 31, 2010 from $138.8 billion as of December 31, 2009, primarily due to a change in the accounting for consolidation of VIEs discussed in “Change in Accounting Principles,” which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of Other Guarantee Transactions as of January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information on the impact of these accounting changes, and “NOTE 5:

98	Freddie Mac

MORTGAGE LOANS AND LOAN LOSS RESERVES” for characteristics and other information, including amounts and changes in our loan loss reserves, as well as a reconciliation of the UPB amounts of our mortgage loans to the amounts recorded on our consolidated balance sheets.

The UPB of unsecuritized single-family mortgage loans increased by $94.0 billion, to $148.9 billion at December 31, 2010 from $54.9 billion at December 31, 2009, primarily due to increased purchases of seriously delinquent and modified loans from the mortgage pools underlying our PCs. As guarantor, we have the right to purchase mortgages that back our PCs from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages is known as our repurchase option, and we also exercise this option when we modify a mortgage. See “NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our purchases of single-family loans from PC pools.

The UPB of multifamily mortgage loans increased to $85.9 billion at December 31, 2010 from $83.9 billion at December 31, 2009, due to increased purchases of loans that we expect to securitize through our CME initiative. Our multifamily loan sales in 2010 primarily consisted of sales through Other Guarantee Transactions. Subject to market conditions, we expect to increase sales of multifamily mortgage loans through our Other Guarantee Transactions which may reduce the outstanding UPB of our multifamily loan portfolio in future periods.

Table 29 summarizes our purchase and guarantee activity in mortgage loans for the years ended December 31, 2010, 2009, and 2008. Activity for the year ended December 31, 2010 consists of: (a) mortgage loans underlying consolidated single-family PCs and certain Other Guarantee Transactions (regardless of whether such securities are held by us or third parties); (b) unsecuritized single-family and multifamily mortgage loans; and (c) mortgage loans underlying our mortgage-related financial guarantees which are not consolidated on our balance sheets. Activity for the years ended December 31, 2009 and 2008 consists of: (a) mortgage loans underlying Freddie Mac mortgage-related securities (regardless of whether such securities are held by us or third parties) which were not consolidated on our balance sheets prior to January 1, 2010; (b) unsecuritized single-family and multifamily mortgage loans on our consolidated balance sheets; and (c) mortgage loans associated with other guarantee commitments.

Table 29 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Year Ended December 31,
	2010		2009		2008
	Purchase	% of	Purchase	% of	Purchase	% of
	Amount	Purchases	Amount	Purchases	Amount	Purchases
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$258,621	64%	$392,291	80%	$284,029	75%
20-year amortizing fixed-rate	23,852	6	11,895	2	7,303	2
15-year amortizing fixed-rate	83,025	21	64,590	13	29,671	8
Adjustable-rate(2)	16,534	4	2,809	1	11,723	3
Interest-only(3)	909	<1	845	<1	24,063	6
HFA bonds	2,469	1	802	<1	—	—
FHA/VA and USDA Rural Development(4)	968	<1	2,118	<1	796	<1

Total single-family(5)	386,378	96%	475,350	97%	357,585	94%

Multifamily(6)	15,372	4	16,571	3	23,972	6

Total mortgage loan purchases and other guarantee commitment activity(7)	$401,750	100%	$491,921	100%	$381,557	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(8)	9%		8%		21%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes net additions of seriously delinquent loans and balloon/reset mortgages purchased out of PC pools. Includes other guarantee commitments associated with mortgage loans. See endnotes (6) and (7) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during 2010, 2009, or 2008.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Excludes FHA/VA loans that back Other Guarantee Transactions.
(5)	Includes $23.9 billion, $26.3 billion, and $2.6 billion of mortgage loans in excess of $417,000, which are referred to as conforming jumbo mortgages, for the years ended December 31, 2010, 2009, and 2008, respectively.
(6)	Includes $572 million and $14 million as of December 31, 2010 and 2009, respectively, of our unsecuritized guarantees of HFA bonds under the TCLFP. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information on this component of the Housing Finance Agency Initiative.
(7)	Includes issuances of other guarantee commitments on single-family loans of $5.7 billion, $2.4 billion, and $1.6 billion and issuances of other guarantee commitments on multifamily loans of $1.7 billion, $0.5 billion, and $4.4 billion during the years ended December 31, 2010, 2009, and 2008, respectively.
(8)	See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our single-family credit guarantee portfolio.

99	Freddie Mac

Second lien mortgages are another type of residential mortgage loan product with a higher risk of default; however, we do not purchase or hold significant amounts of these loans on our consolidated balance sheets. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 19.3 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations, or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liabilities, net. See “NOTE 12: DERIVATIVES” for additional information regarding our derivatives.

At December 31, 2010, the net fair value of our total derivative portfolio was $(1.1) billion, as compared to $(0.4) billion at December 31, 2009. This decrease in the net fair value of our total derivative portfolio was primarily due to the decline in longer-term swap interest rates. See “NOTE 12: DERIVATIVES — Table 12.1 — Derivative Assets and Liabilities at Fair Value” for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2010 and 2009. Also see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

Table 30 shows the fair value for each derivative type and the maturity profile of our derivative positions as of December 31, 2010. A positive fair value in Table 30 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated. See “Table 41 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 30 also provides the weighted average fixed rate of our pay-fixed and receive-fixed swaps.

100	Freddie Mac

Table 30 — Derivative Fair Values and Maturities

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted average fixed rate(4)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(5)	22,412	371	—	123	(9)	257
Weighted average fixed rate(4)			—	3.47%	1.88%	4.19%

Total receive-fixed	324,590	3,685	137	657	1,260	1,631

Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted average fixed rate(4)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(5)	56,259	(4,009)	—	—	—	(4,009)
Weighted average fixed rate(4)			—	—	—	4.54%

Total pay-fixed	394,294	(21,198)	(273)	(1,275)	(3,297)	(16,353)

Total interest-rate swaps	721,259	(17,509)	(136)	(618)	(2,033)	(14,722)

Option-based:
Call swaptions
Purchased	114,110	8,391	2,793	2,684	1,428	1,486
Written	11,775	(244)	(39)	(23)	(182)	—
Put swaptions
Purchased	59,975	1,404	144	451	226	583
Written	6,000	(8)	(8)	—	—	—
Other option-based derivatives(6)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	239,094	10,993	2,882	3,112	1,471	3,528

Futures	212,383	(167)	(167)	—	—	—
Foreign-currency swaps	2,021	172	—	123	49	—
Commitments(7)	14,292	(20)	(20)	—	—	—
Swap guarantee derivatives	3,614	(36)	—	—	(3)	(33)

Subtotal	1,192,663	(6,567)	$2,559	$2,617	$(516)	$(11,227)

Credit derivatives	12,833	7

Subtotal	1,205,496	(6,560)
Derivative interest receivable (payable), net		(820)
Trade/settle receivable (payable), net		1
Derivative collateral (held) posted, net		6,313

Total	$1,205,496	$(1,066)

(1)	Fair value is categorized based on the period from December 31, 2010 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily includes purchased interest rate caps and floors.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

101	Freddie Mac

Table 31 summarizes the changes in derivative fair values.

Table 31 — Changes in Derivative Fair Values

	2010(1)	2009(1)
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(2,267)	$(3,827)
Net change in:
Commitments(2)	(31)	6
Credit derivatives	(8)	(23)
Swap guarantee derivatives	(2)	(23)
Other derivatives:(3)
Changes in fair value	(3,508)	2,762
Fair value of new contracts entered into during the period(4)	444	3,148
Contracts realized or otherwise settled during the period	(1,188)	(4,310)

Ending balance, at December 31 — Net asset (liability)	$(6,560)	$(2,267)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 30 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2010. Fair value excludes derivative interest receivable or (payable), net of $(0.6) billion, trade/settle receivable or (payable), net of $1 million, and derivative cash collateral posted, net of $2.5 billion at December 31, 2009.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

REO, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties, which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net increased to $7.1 billion at December 31, 2010 from $4.7 billion at December 31, 2009. Temporary suspensions of foreclosure transfers of occupied homes during portions of 2009, delays associated with the HAMP process and servicer capacity constraints generally resulted in higher balances of non-performing loans in our single-family credit guarantee portfolio in 2010. Foreclosure activity increased during 2010 as many of the non-performing loans transitioned to REO. We experienced the highest volume of single-family REO acquisitions in 2010 in the states of Florida, California, Illinois, Minnesota, Georgia and Arizona. We expect our REO inventory to continue to grow in 2011. However, the pace of our REO acquisitions could slow due to further delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

We recognize deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. We record valuation allowances to reduce our net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or, with respect to the portion of our deferred tax assets related to our available-for-sale securities, upon our conclusion that we have the intent and ability to hold such securities to the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized or whether a valuation allowance is necessary.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in all subsequent quarters, including in the fourth quarter of 2010. We increased our valuation allowance by $8.3 billion in total during 2010. The $8.3 billion increase during 2010 was primarily attributable to the creation of a net operating loss carryforward in 2010 and other temporary differences generated during the year, as well as a $3.1 billion increase attributable to the adoption of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information on our adoption of these accounting standards. Our total valuation allowance as of December 31, 2010 was $33.4 billion. As of December 31, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $5.5 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax assets may change in future periods, particularly if the mortgage and housing markets continue to decline.

102	Freddie Mac

IRS Examinations

The IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court in October 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court in December 2010. We currently believe adequate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 14: INCOME TAXES.”

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts, other guarantee commitments, accounts and other receivables, debt issuance costs, net, and other miscellaneous assets. Upon consolidation of our single-family PCs and certain Other Guarantee Transactions, our guarantee asset does not have a material impact on our financial position and is, therefore, included in other assets on our consolidated balance sheets. Our guarantee asset declined to $541 million as of December 31, 2010 from $10.4 billion as of December 31, 2009 primarily because we no longer recognize a guarantee asset on PCs and certain Other Guarantee Transactions issued by consolidated securitization trusts. All other assets increased to $10.3 billion as of December 31, 2010 from $4.9 billion as of December 31, 2009 primarily because of servicer receivables in our securitization trusts that were recorded on our consolidated balance sheets beginning January 1, 2010 upon consolidation of our single-family PCs and certain Other Guarantee Transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Debt, Net

Commencing January 1, 2010, we consolidated our single-family PCs and certain Other Guarantee Transactions in our financial statements. Consequently, PCs and Other Guarantee Transactions issued by our consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated trusts. The debt securities of our consolidated trusts are prepayable without penalty at any time. Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument.

Table 32 reconciles the par value of other debt and the UPB of debt securities of consolidated trusts held by third parties to the amounts shown on our consolidated balance sheets.

Table 32 — Reconciliation of the Par Value and UPB to Total Debt, Net

	December 31,
	2010	2009
	(in millions)

Total debt:
Other debt:
Par value	$728,217	$805,073
Unamortized balance of discounts and premiums(1)	(14,529)	(24,907)
Hedging-related and other basis adjustments(2)	252	438

Subtotal	713,940	780,604
Debt securities of consolidated trusts held by third parties:
UPB	1,517,001	—
Unamortized balance of discounts and premiums	11,647	—

Subtotal	1,528,648	—

Total debt, net	$2,242,588	$780,604

(1)	Primarily represents unamortized discounts on zero-coupon debt.
(2)	Primarily represents deferrals related to debt instruments that were in hedge accounting relationships and changes in the fair value attributable to instrument-specific credit risk related to foreign-currency-denominated debt.

103	Freddie Mac

Table 33 summarizes our other short-term debt.

Table 33 — Other Short-Term Debt

	2010
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$194,742	0.24%	$213,465	0.25%	$240,037
Medium-term notes	2,364	0.31	1,955	0.34	3,661
Federal funds purchased and securities sold under agreements to repurchase	—	—	72	0.30	—

Other short-term debt	$197,106	0.25

	2009
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$227,611	0.26%	$261,020	0.70%	$340,307
Medium-term notes	10,560	0.69	19,372	1.10	34,737
Federal funds purchased and securities sold under agreements to repurchase	—	—	33	0.29	—

Other short-term debt	$238,171	0.28

	2008
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$310,026	1.67%	$231,361	2.65%	$310,026
Medium-term notes	19,676	2.61	11,758	2.74	19,676
Federal funds purchased and securities sold under agreements to repurchase	—	—	519	2.86	3,500

Other short-term debt	$329,702	1.73

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, of which $0.9 billion, $0.5 billion, and $0 billion of short-term debt represents the fair value of debt securities with the fair value option elected at December 31, 2010, 2009, and 2008, respectively.
(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs.
(3)	Represents par value, net of associated discounts, premiums and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.
(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs.

104	Freddie Mac

Table 34 presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type. Balances as of December 31, 2010 are based on the UPB of the securities. Balances as of December 31, 2009 and 2008 are based on the UPB of the mortgage loans underlying our mortgage-related financial guarantees, including those underlying our securities (regardless of whether such securities are held by us or third parties) which were issued by trusts that were not consolidated on our balance sheets prior to January 1, 2010.

Table 34 — Freddie Mac Mortgage-Related Securities(1)

	December 31, 2010(2)			December 31, 2009(2)	December 31, 2008(2)
	Issued by	Issued by
	Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Total	Total
	(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,213,448	$—	$1,213,448	$1,318,053	$1,213,361
20-year amortizing fixed-rate	65,210	—	65,210	57,705	63,587
15-year amortizing fixed-rate	248,702	—	248,702	241,721	243,704
Adjustable-rate(3)	61,269	—	61,269	68,428	93,705
Interest-only(4)	79,835	—	79,835	131,529	160,588
FHA/VA and USDA Rural Development	3,369	—	3,369	1,343	1,428

Total single-family	1,671,833	—	1,671,833	1,818,779	1,776,373

Multifamily	—	4,603	4,603	5,085	5,677

Total single-family and multifamily	1,671,833	4,603	1,676,436	1,823,864	1,782,050

Other Guarantee Transactions:
HFA bonds:(5)
Single-family	—	6,168	6,168	3,113	—
Multifamily	—	1,173	1,173	391	—

Total HFA bonds	—	7,341	7,341	3,504	—
All Other Guarantee Transactions:
Single-family(6)	15,806	4,243	20,049	23,841	23,585
Multifamily	—	8,235	8,235	2,655	829

Total Other Guarantee Transactions	15,806	12,478	28,284	26,496	24,414

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(7)	—	857	857	949	1,089

Total Freddie Mac Mortgage-Related Securities	$1,687,639	$25,279	$1,712,918	$1,854,813	$1,807,553

Less: Repurchased Freddie Mac Mortgage-Related Securities(8)	(170,638)

Total UPB of debt securities of consolidated trusts held by third parties	$1,517,001

(1)	Based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes other guarantee commitments for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria. Prior year amounts have been revised to conform to the current presentation.
(3)	Includes $1.3 billion, $1.4 billion, and $1.6 billion in UPB of option ARM mortgage loans as of December 31, 2010, 2009, and 2008, respectively. See endnote (6) for additional information on option ARM loans that back our Other Guarantee Transactions.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by non-agency mortgage-related securities that include prime, FHA/VA and subprime mortgage loans and also include $8.4 billion, $9.6 billion, and $10.8 billion in UPB of securities backed by option ARM mortgage loans at December 31, 2010, 2009, and December 31, 2008, respectively.
(7)	Backed by FHA/VA loans.
(8)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders as of December 31, 2010. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

105	Freddie Mac

Table 35 provides additional details regarding our issued and guaranteed mortgage-related securities.

Table 35 — Freddie Mac Mortgage-Related Securities by Class Type(1)

	December 31,
	2010	2009	2008
	(in millions)

Held by Freddie Mac:
Single-Class	$157,752	$255,171	$293,597
Multiclass	105,851	119,444	130,927

Total held by Freddie Mac(2)	263,603	374,615	424,524

Held by third parties:
Single-Class	1,020,200	1,031,869	865,375
Multiclass	429,115	448,329	517,654

Total held by third parties	1,449,315	1,480,198	1,383,029

Total Freddie Mac mortgage-related securities(2)	$1,712,918	$1,854,813	$1,807,553

(1)	Based on UPB of the securities and excludes mortgage-related securities traded, but not yet settled.
(2)	Beginning January 1, 2010, includes single-family single-class and certain multiclass securities held by us, which are recorded as extinguishments of debt securities of consolidated trusts on our consolidated balance sheets. Prior to 2010, all Freddie Mac mortgage-related securities held by us were accounted for as investments in securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies related to our investments in securities and debt securities of consolidated trusts.

Table 36 presents issuances and extinguishments of the debt securities of our consolidated trusts during 2010 as well as the UPB of consolidated trusts held by third parties.

Table 36 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

Year Ended
December 31, 2010
(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,564,093
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more, amortizing fixed-rate	255,101
20-year amortizing fixed-rate	24,293
15-year amortizing fixed-rate	78,316
Adjustable-rate	15,869
Interest-only	845
FHA/VA	1,429
Debt securities of consolidated trusts retained by us at issuance	(15,725)

Net issuances of debt securities of consolidated trusts	360,128
Reissuances of debt securities of consolidated trusts previously held by us(2)	51,209

Total issuances to third parties of debt securities of consolidated trusts	411,337
Extinguishments, net(3)	(458,429)

Ending balance of debt securities of consolidated trusts held by third parties	$1,517,001

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of December 31, 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer advanced interest payable and certain other servicer liabilities, accounts payable and accrued expenses, payables related to securities, and other miscellaneous liabilities. Upon consolidation of our single-family PC trusts and certain Other Guarantee Transactions, the guarantee obligation and related reserve for guarantee losses do not have a material effect on our financial position and are, therefore, included in other liabilities on our consolidated balance sheets. Our guarantee obligation declined to $625 million as of December 31, 2010 from $12.5 billion as of December 31, 2009, primarily because we no longer recognize a guarantee obligation on PCs and certain Other Guarantee Transactions that are issued by consolidated trusts. Our reserve for guarantee losses decreased by $32.2 billion during 2010 to $235 million as of December 31, 2010, as a result of the consolidation of our single-family PC trusts and certain Other Guarantee Transactions. Upon consolidation, reserves for credit losses related to mortgage loans held in consolidated securitization trusts are included in our allowance for loan losses. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

106	Freddie Mac

Total Equity (Deficit)

Total equity (deficit) decreased from $4.4 billion at December 31, 2009 to $(401) million at December 31, 2010, reflecting: (a) a net loss of $14.0 billion for the year ended December 31, 2010; (b) the cumulative effect of changes in accounting principles of $(11.7) billion due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs; and (c) payment of senior preferred stock dividends in an aggregate amount of $5.7 billion. These amounts were partially offset by: (a) a $13.6 billion decrease in unrealized losses in AOCI on our available-for-sale securities; (b) $12.5 billion received from Treasury during 2010 under the Purchase Agreement; and (c) a $0.7 billion decrease in unrealized losses in AOCI related to our closed cash flow hedge relationships.

The balance of AOCI at December 31, 2010 was a net loss of approximately $12.0 billion, net of taxes, compared to a net loss of $23.6 billion, net of taxes, at December 31, 2009. The balance of AOCI was $26.3 billion at January 1, 2010, due to the impacts of the cumulative effect of changes in accounting principles. Net unrealized losses in AOCI on our available-for-sale securities decreased by $13.6 billion during 2010 primarily attributable to fair value increases resulting from: (a) the impact of a decline in interest rates, primarily related to our agency securities; and (b) improved market conditions for our investments in non-agency mortgage-related securities. Net unrealized losses in AOCI on our closed cash flow hedge relationships decreased by $0.7 billion during 2010, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information on the cumulative effect of these changes in accounting principles.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” for additional information regarding these and other risks.

Risk management is a critical aspect of our business. We manage risk through a framework whereby our executive management is responsible for independent risk evaluation. Within this framework, executive management monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities.

Credit Risk

We are subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment.

Institutional Credit Risk

In recent periods, challenging market conditions adversely affected the liquidity and financial condition of our counterparties and this may continue in 2011. Despite federal intervention, bank failures remained high in 2010. Our exposure to mortgage seller/servicers remained high in 2010 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We also rely significantly on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a prudent and timely manner. Our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. However, agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information on institutional credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in 2010 and 2009 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Non-Mortgage-Related Securities” as well as “Cash and Other Investments Counterparties” below.

We are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to potentially mitigate losses on our investments in non-agency mortgage-related securities. Our Conservator directed us to work with Fannie Mae to enforce investor rights in securitization trusts in which we both have

107	Freddie Mac

interests. We are also pursuing other loss mitigation strategies, in some cases in conjunction with other investors. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information on our investments in non-agency mortgage-related securities.

Consolidation in the industry and any efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to individual counterparties. The failure of any of our primary counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 78% of our single-family purchase volume during 2010. Wells Fargo Bank, N.A., Bank of America, N.A., and Chase Home Finance LLC accounted for 27%, 12% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume for 2010. During 2010, our top three multifamily lenders, CBRE Capital Markets, Inc., Wells Fargo Multifamily Capital and Berkadia Commercial Mortgage LLC, accounted for 17%, 16%, and 11%, respectively, of our multifamily mortgage purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 84% of our multifamily purchase volume in 2010.

Pursuant to their repurchase obligations, our seller/servicers repurchase mortgages sold to us, whether we subsequently securitized the loans or held them as unsecuritized loans on our consolidated balance sheets. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages. We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. In some cases, the ultimate amounts of recovery payments we received and may receive in the future from seller/servicers were and may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations.

Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. The UPB of loans subject to repurchase requests issued to our single-family seller/servicers declined to approximately $3.8 billion as of December 31, 2010 from $4.2 billion as of December 31, 2009, primarily because the volume of resolved requests exceeded our issuance of new requests in 2010. Repurchase request resolution during 2010 benefitted from agreements with certain seller/servicers, including the agreement with Bank of America discussed below. Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of December 31, 2010, approximately 34% of these repurchase requests were outstanding for more than four months since issuance of our repurchase request. The actual amount we expect to collect on these requests is significantly less than their UPB amounts primarily because many of these requests are satisfied by reimbursement of our realized losses by seller/servicers, or may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests would also be less than the UPB of the loans. We may also enter into agreements with seller/servicers to resolve claims for repurchases.

During the years ended December 31, 2010 and 2009, we recovered amounts that covered losses with respect to $6.4 billion and $4.3 billion, respectively, of UPB of loans associated with our repurchase requests, including amounts associated with one-time settlement agreements. Four of our larger single-family seller/servicers collectively had approximately 32% and 23% of their repurchase obligations outstanding more than four months at December 31, 2010 and December 31, 2009, respectively as measured by the UPB of loans associated with our repurchase requests. In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain of our larger seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. It is too early to tell if these provisions will help in resolving future repurchase requests or the impact they may have on the size or timing of our credit losses. In the event of non-performance by a seller/servicer, we may also seek partial recovery of amounts owed by the seller/servicer by transferring all or a portion of the mortgage servicing rights of the seller/servicer to a different servicer. However, this option may be difficult to accomplish with respect to our larger seller/servicers, as it may be challenging to transfer a large servicing portfolio.

108	Freddie Mac

Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of December 31, 2010 and 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively, GMAC), indirect subsidiaries of Ally Financial Inc. (formerly, GMAC Inc.), are seller/servicers that together serviced and subserviced for an affiliated entity approximately 3% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2010. In March 2010, we entered into an agreement with GMAC under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements. The agreement did not have a material impact on our 2010 consolidated statements of operations.

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and two of its affiliates, BAC Home Loans Servicing, LP and Countrywide Home Loans, Inc., to resolve currently outstanding and future claims for repurchases arising from the breach of representations and warranties on certain loans purchased by us from Countrywide Home Loans, Inc. and Countrywide Bank FSB. Under the terms of the agreement, we received a $1.28 billion cash payment in consideration for releasing Bank of America and its two affiliates from current and future repurchase requests arising from loans sold to us by the Countrywide entities for which the first regularly scheduled monthly payments were due on or before December 31, 2008. The UPB of the loans in this portfolio, as of December 31, 2010, was approximately $114 billion. The agreement applies only to certain claims for repurchase based on breaches of representations and warranties and the agreement contains specified limitations and does not cover loans sold to us or serviced for us by other Bank of America entities. The agreement did not have a material impact on our 2010 consolidated statements of operations.

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

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represents miscellaneous costs and expenses incurred in connection with the dissolution of TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million in funds held in bank accounts maintained by TBW related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We have analyzed the report and, as necessary and appropriate, may revise the amount of our claim.

No actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets. However, TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. TBW has indicated to us that it may file an action to recover certain funds paid to us prior to the bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. On or about May 14, 2010, certain underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder. Discovery in the proceeding has been stayed at the request of the U.S. Department of Justice, pending completion of a criminal trial involving the former chief executive officer of TBW. See “NOTE 21: LEGAL CONTINGENCIES” for additional information on our claim arising from TBW’s bankruptcy.

Our seller/servicers also have an active role in our loan workout efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A.,

109	Freddie Mac

JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 68% of our single-family mortgage loans, the first three of which each serviced 10% or more of our single-family mortgage loans, as of December 31, 2010. We are also indirectly exposed to the actions and financial capacity of servicers in their roles as trustee and issuer of private-label mortgage-related securities we hold.

During the second half of 2010, a number of our single-family servicers, including several of our largest, announced that they were evaluating the potential extent of issues relating to the possible improper execution of documents associated with foreclosures of loans they service, including those they service for us. Some of these companies also announced they would temporarily suspend foreclosure proceedings in some or all states in which they do business while they assess these issues. A number of these companies continue to address these issues, and certain of these suspensions remain in effect. See “RISK FACTORS — Operational Risks — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.” For information on our problem loan workouts, see “Mortgage Credit Risk — Portfolio Management Activities — Loan Workout Activities.” In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices.

As of December 31, 2010, our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through lender repurchase or through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provide credit enhancement fail to fulfill their obligation, we could experience increased credit losses.

We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing regular analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. In addition, state insurance authorities regulate mortgage insurers and we periodically meet with certain state authorities to discuss their views. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by such organizations. None of our mortgage insurers has a rating higher than BBB. In evaluating the likelihood that an insurer will have the ability to pay our expected claims, we consider our own analysis of the insurer’s financial capacity, any downgrades in the insurer’s credit rating and various other factors.

Table 37 summarizes our exposure to mortgage insurers as of December 31, 2010. In the event that a mortgage insurer fails to perform, the outstanding coverage represents our maximum exposure to credit losses resulting from such failure.

Table 37 — Mortgage Insurance by Counterparty

			As of December 31, 2010
			Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$52.5	$33.7	$13.9
Radian Guaranty Inc.	B+	Negative	38.3	16.2	11.3
Genworth Mortgage Insurance Corporation	BB+	Negative	34.0	1.0	8.6
United Guaranty Residential Insurance Co.	BBB	Stable	29.0	0.4	7.1
PMI Mortgage Insurance Co.	B	Positive	27.3	2.4	6.9
Republic Mortgage Insurance Company	BB+	Negative	23.1	2.5	5.8
Triad Guaranty Insurance Corp.(4)	NR	NR	10.2	1.3	2.5
CMG Mortgage Insurance Co.	BBB	Negative	2.7	0.1	0.7

Total			$217.1	$57.6	$56.8

(1)	Latest rating available as of February 11, 2011. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

110	Freddie Mac

We received proceeds of $1.8 billion and $952 million during the years ended December 31, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.5 billion and $1.0 billion as of December 31, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2010, increases in default volumes and in the time between claim filing and receipt of payment resulted in an increase in our receivables for mortgage and pool insurance claims. Although the volume of rescissions of claims under mortgage insurance coverage temporarily declined mid-year, the volume of rescissions returned to elevated levels by year-end. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss.

The UPB of single-family loans covered by pool insurance declined approximately 25% during the year ended December 31, 2010, primarily due to payoffs and other liquidation events. We did not purchase any pool insurance on single-family loans during 2010 and 2009 and we do not expect to acquire any such policies for credit enhancement during 2011. We also reached the maximum limit of recovery on certain of these policies. As a result, losses we recognized on certain loans previously identified as credit enhanced increased during 2010, compared to prior years. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

Our pool insurance policies generally have coverage periods that range from ten to twelve years. In many cases, we entered into these agreements to cover higher-risk mortgage product types delivered to us through bulk transactions. As of December 31, 2010, pool insurance policies which will expire: (a) during 2011 covered approximately $1.1 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $373 million; and (b) between 2012 and 2017 covered approximately $44.0 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $1.0 billion. Any losses in excess of the contractual limit will be borne by us. We expect to generate claims sufficient to utilize the $1.4 billion of loss coverage on policies which expire between 2011 and 2017. The remaining pool insurance policies, for which the remaining contractual limit for reimbursement of losses was approximately $1.9 billion, expire after 2017. These figures include coverage under our pool insurance policies with Triad, based on the stated coverage amounts under such policies. As noted below, we do not expect to receive full payment of our claims from Triad.

Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. In 2010, we approved Essent Guaranty, Inc., which acquired certain assets and infrastructure of Triad in December 2009, as a new mortgage insurer.

Bond Insurers

Most of the non-agency mortgage-related securities we hold rely primarily on subordinated tranches to provide credit loss protection. Bond insurance, including primary and secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase while secondary policies are acquired by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims.

Table 38 presents our coverage amounts of monoline bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 38 — Monoline Bond Insurance by Counterparty

			December 31, 2010
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)

Ambac(3)	NR	N/A	$4.6	43%
FGIC(3)	NR	N/A	2.0	19
MBIA Insurance Corp.	B–	Negative	1.5	14
Assured Guaranty Municipal Corp. (AGMC)	AA–	Negative	1.3	12
National Public Finance Guarantee Corp. (NPFGC)	BBB	Developing	1.2	11
Others			0.1	1

Total			$10.7	100%

(1)	Latest ratings available as of February 11, 2011. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Neither S&P nor Moody’s provide credit ratings for Ambac or FGIC.

111	Freddie Mac

In November 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer was terminated due to insufficient participation by security holders. On August 4, 2010, FGIC Corporation, the parent company of FGIC, announced that it had filed for bankruptcy. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Office of the Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the circuit court. The plan of rehabilitation was filed with the circuit court by the Office of the Commissioner of Insurance on October 8, 2010, and approved on January 24, 2011. On November 8, 2010, Ambac Financial Group Inc, the parent company of Ambac, filed for bankruptcy. We continue to monitor these developments and assess the impact on our investments.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers. We believe that, in addition to FGIC and Ambac, some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer as they emerge, and it would impact our ability to recover certain unrealized losses on our mortgage-related securities, which may result in further impairment losses on our investments in securities. We considered the expected impact of the FGIC and Ambac developments, as well as our expectations regarding our other bond insurers’ ability to meet their obligations, in making our impairment determinations at December 31, 2010 and 2009. See “NOTE 8: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by monoline bond insurers.

Table 39 shows the non-agency mortgage-related securities we hold that were covered by primary monoline bond insurance at December 31, 2010 and December 31, 2009.

Table 39 — Non-Agency Mortgage-Related Securities Covered by Primary Monoline Bond Insurance at December 31, 2010 and December 31, 2009

					MBIA Insurance
	Ambac		FGIC		Corp.		AGMC(1)		Other(2)		Total
		Gross		Gross		Gross		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized
	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)
	(in millions)

At December 31, 2010:

First lien subprime	$676	$(207)	$924	$(322)	$12	$(1)	$427	$(99)	$3	$—	$2,042	$(629)
Second lien subprime	—	—	227	(12)	—	—	—	—	—	—	227	(12)
Option ARM	50	—	—	—	—	—	129	(16)	—	—	179	(16)
Alt-A and other(5)	1,150	(186)	832	(93)	425	(29)	340	(82)	71	(1)	2,818	(391)
Manufactured housing	97	(11)	—	—	154	(15)	—	—	—	—	251	(26)
CMBS	2,206	(277)	—	—	—	—	—	—	1,195	(159)	3,401	(436)
Obligations of states and political subdivisions	419	(44)	38	(2)	234	(19)	366	(18)	17	(3)	1,074	(86)

Total	$4,598	$(725)	$2,021	$(429)	$825	$(64)	$1,262	$(215)	$1,286	$(163)	$9,992	$(1,596)

At December 31, 2009:

First lien subprime	$737	$(325)	$1,061	$(432)	$18	$(3)	$452	$(160)	$6	$—	$2,274	$(920)
Second lien subprime	—	—	280	(70)	—	—	—	—	—	—	280	(70)
Option ARM	163	(47)	—	—	—	—	166	(65)	—	—	329	(112)
Alt-A and other(5)	1,340	(657)	927	(430)	522	(265)	422	(136)	80	(38)	3,291	(1,526)
Manufactured housing	105	(24)	—	—	171	(30)	—	—	—	—	276	(54)
CMBS	2,206	(495)	—	—	—	—	—	—	1,196	(307)	3,402	(802)
Obligations of states and political subdivisions	459	(33)	38	(3)	247	(13)	390	(13)	17	(3)	1,151	(65)

Total	$5,010	$(1,581)	$2,306	$(935)	$958	$(311)	$1,430	$(374)	$1,299	$(348)	$11,003	$(3,549)

(1)	Assured Guaranty Municipal Corp. was formerly known as Financial Security Assurance.
(2)	Represents monoline insurance provided by Syncora Guarantee Inc., Radian Group, Inc., and CIFG Holdings Ltd, and includes certain exposures to bonds insured by NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp.
(3)	Represents the amount of UPB covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers unpaid interest.
(4)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(5)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

112	Freddie Mac

Cash and Other Investments Counterparties

We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. These financial instruments are investment grade at the time of purchase and primarily short-term in nature, which mitigates institutional credit risk for these instruments. To minimize counterparty risk of our on-balance-sheet assets, we access government programs and initiatives designed to support the economic environment in general and the credit and mortgage markets in particular. For example, we have adjusted our policies and exposure measurement methodology to reflect the FDIC’s added insurance coverage on principal and interest deposits up to $250,000. We also manage significant cash flow for the securitization trusts that are created in connection with our issuance of Freddie Mac mortgage-related securities. See “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on these transactions associated with securitization trusts.

Table 40 summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented both on our consolidated balance sheets as well as those off-balance sheet. As of December 31, 2009, cash and other investment transactions that we entered into on behalf of our securitization trusts represented off-balance sheet exposure.

113	Freddie Mac

Table 40 — Counterparty Credit Exposure — Cash Equivalents, Federal Funds Sold, and Securities Purchased Under Agreements to Resell(1)

	December 31, 2010
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Unrestricted:
Cash equivalents, unrestricted(5) —
A-1+	17	$15,270	5
A-1	22	9,752	38
Federal funds sold, unrestricted —
A-1	1	1,100	3
A-2	1	300	3
Securities purchased under agreements to resell, unrestricted —
A-1+	1	5,500	22
A-1	6	9,574	18
A-2	1	700	3

Subtotal	49	42,196	18

Restricted, held by consolidated trusts:(6)
Cash equivalents, restricted(7) —
A-1+	6	6,250	1
Federal funds sold, restricted —
A-1	2	2,350	3
Securities purchased under agreements to resell, restricted —
A-1+	1	10,000	27
A-1	1	17,000	23

Subtotal	10	35,600	19

Off-balance sheet exposure	—	—	—

Total	59	$77,796	18

	December 31, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5)
A-1+	22	$30,153	3
A-1	27	9,439	54
Securities purchased under agreements to resell —
A-1	1	7,000	25

Subtotal	50	46,592	17

Off-balance sheet exposure:(6)
Cash equivalents(7)
A-1+	7	6,775	1
Securities purchased under agreements to resell —
A-1	1	7,500	26

Subtotal	8	14,275	14

Total	58	$60,867	16

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve Bank and other federally-chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly liquid investments that have an original maturity of three months or less. Excludes $12.0 billion and $25.1 billion of cash deposited with the Federal Reserve Bank as of December 31, 2010 and 2009, respectively.
(6)	Represents the non-mortgage-related assets managed by us on behalf of securitization trusts created for administration of remittances for Freddie Mac mortgage-related securities. Due to our January 1, 2010 adoption of the amendments to accounting standards on accounting for transfers of financial assets and consolidation of VIEs, the assets of single-family PCs were consolidated on our balance sheet, which caused a significant increase in on-balance sheet restricted assets and a corresponding decrease in off-balance sheet restricted assets as of December 31, 2010. These assets may only be used to settle the obligations of the trusts.
(7)	Consists of highly liquid investments that have an original maturity of three months or less. Excludes $1.3 billion and $8.2 billion of cash deposited with the Federal Reserve Bank as of December 31, 2010 and 2009, respectively.

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. We are an active user of exchange-traded products, such as Treasury and Eurodollar Futures,

114	Freddie Mac

to reduce our overall exposure to derivative counterparties. Exchange-traded derivatives do not measurably increase our institutional credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled directly between us and the counterparty. When our net position with an OTC counterparty subject to a master netting agreement has a market value above zero at a given date (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), then the counterparty could potentially be obligated to deliver cash, securities, or a combination of both having that market value necessary to satisfy its obligation to us under the derivative.

The Dodd-Frank Act will require that, in the future, many types of derivatives be centrally cleared and traded on exchanges or comparable trading facilities. Pursuant to the Dodd-Frank Act, the CFTC is in the process of determining the types of derivatives that must be subject to this requirement. In addition, we continue to work with the Chicago Mercantile Exchange and other parties to implement a central clearing platform for interest rate derivatives and we executed two trades through this platform in the fourth quarter of 2010, beginning on the first day it became operationally ready. We will be exposed to institutional credit risk with respect to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities in the future, to the extent we use them to clear and trade derivatives, and to the members of such clearing organizations that execute and submit our transactions for clearing.

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

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are required to post collateral if our net exposure to them on derivative contracts exceeds $1 million. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

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

115	Freddie Mac

Table 41 — Derivative Counterparty Credit Exposure

	December 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$53,975	$—	$—	6.8	$10 million or less
AA−	4	270,694	1,668	29	6.4	$10 million or less
A+	7	441,004	460	1	6.2	$1 million or less
A	3	177,277	16	2	5.2	$1 million or less

Subtotal(7)	17	942,950	2,144	32	6.1
Other derivatives(8)		244,640	—	—
Commitments(9)		14,292	103	103
Swap guarantee derivatives		3,614	—	—

Total derivatives(10)		$1,205,496	$2,247	$135

	December 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA+	1	$1,150	$—	$—	6.4	$—
AA	3	61,058	—	—	7.3	$10 million or less
AA–	4	265,157	2,642	78	6.4	$10 million or less
A+	7	440,749	61	31	6.0	$1 million or less
A	4	241,779	511	19	4.6	$1 million or less

Subtotal(7)	19	1,009,893	3,214	128	5.9
Other derivatives(8)		199,018	—	—
Commitments(9)		13,872	81	81
Swap guarantee derivatives		3,521	—	—

Total derivatives(10)		$1,226,304	$3,295	$209

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on December 31, 2010, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $32 million. Our uncollateralized exposure as of December 31, 2009 was $128 million. One of our counterparties, HSBC Bank USA, which was rated AA- as of February 11, 2011, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at December 31, 2010.

As indicated in Table 41, approximately 99% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at December 31, 2010. The uncollateralized exposure to non-AAA-rated counterparties was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

116	Freddie Mac

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

As indicated in Table 41, the total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $103 million and $81 million at December 31, 2010 and 2009, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our seller/servicer customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our PCs and REMICs and Other Structured Securities could be challenged if a seller/servicer intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller/servicer or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller/servicer were to become insolvent. We seek to mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring transfer of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

Mortgage Credit Risk

We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economy. All mortgages that we purchase or guarantee have an inherent risk of default. To manage our mortgage credit risk in our single-family credit guarantee and multifamily mortgage portfolios, we focus on three key areas: underwriting standards and quality control process; portfolio diversification; and portfolio management activities, including loss mitigation and the use of credit enhancements.

Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. See “BUSINESS — Our Business” for information about our charter requirements for single-family loans purchases, and “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” for information about delegated underwriting and quality control monitoring. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals” for a discussion of factors that may cause us to purchase loans that do not meet our normal standards.

We were significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2008 and 2009. In recent years, particularly 2005 to 2007, financial institutions significantly increased mortgage lending and securitization of certain higher risk mortgage loans, such as subprime, option ARM, interest-only and Alt-A, and these loans comprised a much larger proportion of origination and securitization issuance volumes during 2006 and 2007, and to a lesser extent in 2005, as compared to prior or subsequent years. During this time, we increased our participation in the market for these products through our purchases of non-agency mortgage-related securities and through our guarantee activities. Our expanded participation in these products was driven by a combination of competing objectives and pressures, including meeting our affordable housing goals, competition, the desire to maintain or increase market share, and generating returns for investors. The mortgage market has changed significantly since 2007. Financial institutions tightened their

117	Freddie Mac

underwriting standards, which has significantly reduced the amount of subprime, option ARM, interest-only and Alt-A loans being originated.

Conditions in the mortgage market continued to remain challenging during 2010. All types of single-family mortgage loans have been affected by the compounding pressures on household wealth caused by declines in home values that began in 2006 and the ongoing weak employment environment. Our serious delinquency rates remained high in 2010, primarily due to economic factors which adversely affected borrowers. Contributing to this increase were: (a) delays related to servicer processing capacity constraints; (b) delays associated with the HAMP trial period and related processes; and (c) delays in the foreclosure process, including those associated with deficiencies in foreclosure documentation practices, those imposed by third parties, and our own temporary suspensions of foreclosure transfers. Although the UPB of our single-family non-performing loans continued to increase during 2010, the number of loans that transitioned to serious delinquency gradually declined during the same period, though it remained high.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $150,000 at both December 31, 2010 and December 31, 2009, respectively. Table 42 provides additional characteristics of single-family mortgage loans purchased during the years ended December 31, 2010, 2009, and 2008, and of our single-family credit guarantee portfolio at December 31, 2010, 2009, and 2008.

118	Freddie Mac

Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During
	the Year Ended December 31,			Portfolio(2) at December 31,
	2010	2009	2008	2010	2009	2008
Original LTV Ratio Range(3)(4)
60% and below	31%	34%	24%	23%	23%	22%
Above 60% to 70%	17	18	16	16	16	16
Above 70% to 80%	45	41	40	43	45	46
Above 80% to 90%	4	5	11	9	8	8
Above 90% to 100%	3	2	9	8	8	8
Above 100%	—	—	—	1	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	67%	66%	71%	71%	71%	72%

Estimated Current LTV Ratio Range(5)
60% and below				27%	28%	32%
Above 60% to 70%				12	12	13
Above 70% to 80%				17	16	16
Above 80% to 90%				16	16	16
Above 90% to 100%				10	10	10
Above 100% to 110%				6	6	5
Above 110% to 120%				4	4	3
Above 120%				8	8	5

Total				100%	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)				78%	85%	N/A
All other mortgages				78%	77%	N/A
Total mortgages				78%	77%	72%

Credit Score(3)(7)
740 and above	73%	73%	53%	53%	50%	46%
700 to 739	17	18	22	21	22	23
660 to 699	7	7	15	15	16	17
620 to 659	2	2	7	7	8	9
Less than 620	1	—	3	3	3	4
Not available	—	—	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)				745	738	N/A
All other mortgages				732	729	N/A
Total mortgages				733	730	725

Loan Purpose
Purchase	20%	20%	41%	31%	35%	40%
Cash-out refinance	21	26	31	29	30	30
Other refinance(8)	59	54	28	40	35	30

Total	100%	100%	100%	100%	100%	100%

Property Type
Detached/townhome(9)	94%	94%	90%	92%	92%	91%
Condo/Co-op	6	6	10	8	8	9

Total	100%	100%	100%	100%	100%	100%

Occupancy Type
Primary residence	93%	93%	89%	91%	91%	91%
Second/vacation home	4	5	6	5	5	5
Investment	3	2	5	4	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at December 31, 2010, 2009, and 2008, are excluded from portfolio balance data since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns in 2010 and 2009 exclude mortgage loans acquired under our relief refinance initiative. See ‘‘Table 47 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(5)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchase activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(6)	The ending balances of relief refinance mortgages comprised approximately 7% and 2% of our single-family credit guarantee portfolio as of December 31, 2010 and 2009, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities.

119	Freddie Mac

Loan-to-Value Ratios

An important safeguard against credit losses on mortgage loans in our single-family credit guarantee portfolio is provided by the borrowers’ equity in the underlying properties. As discussed in “BUSINESS — Our Business,” our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures.

As shown in Table 42, the percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 18% as of both December 31, 2010 and December 31, 2009. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 14.9% and 14.8% as of December 31, 2010 and December 31 2009, respectively. In addition, as of December 31, 2010 and 2009, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 721 and 719, respectively.

Credit Score

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores.

Loan Purpose

Mortgage loan purpose indicates how the borrower intends to use the funds from a mortgage loan. In a purchase transaction, the funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. The percentage of purchase transactions in our single-family loan acquisition volume declined significantly in 2009 and remained at low levels during 2010. Due to continued lower interest rates, we expect refinance activity to remain high in 2011, though it will likely decline from 2010 levels. Historically, cash-out refinancings have a higher risk of default than mortgages originated in no cash-out, or rate and term, refinance transactions.

Property Type

Townhomes and detached single-family houses are the predominant type of single-family property. Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher composition of first-time homebuyers and homebuyers whose purpose is for investment, or a second home. In practice, investors and second home borrowers often seek to finance the condominium purchase with loans having a higher original LTV ratio than other borrowers. Approximately 41% of the condominium loans within our single-family credit guarantee portfolio are in California, Florida, and Illinois, which are among the states that have been most adversely affected by the economic recession and housing downturn. Condominium loans comprised 15% and 13% of our credit losses during the years ended December 31, 2010 and 2009, respectively, while these loans comprised 8% of our single-family credit guarantee portfolio at both dates.

Occupancy Type

Borrowers may purchase a home as a primary residence, second/vacation home or investment property that is typically a rental property. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or secondary residences.

Geographic Concentration

Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family credit guarantee portfolio. While our single-family credit guarantee portfolio’s geographic distribution was relatively stable in recent years and remains broadly diversified across these regions, we were negatively impacted by overall home price declines in each region since 2006. Our credit losses continue to be greatest in those states that experienced significant decreases in property values since 2006, such as California, Florida, Nevada and

120	Freddie Mac

Arizona. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information concerning the distribution of our single-family credit guarantee portfolio by geographic region.

Attribute Combinations

Certain combinations of loan characteristics often can also indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.8 billion and $12.7 billion at December 31, 2010 and December 31, 2009, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. In addition, some borrowers may use second liens at the time of purchase to reduce the LTV ratio on first lien mortgages, or may obtain second lien mortgages subsequently. A borrower who obtains a second lien mortgage, either at the time of origination or subsequently, is more susceptible to declines in home prices, which would reduce the equity in their home to a lower level than if there were no second lien and increase the risk of delinquency on the first lien. The practice of simultaneously obtaining first and second lien mortgages declined in 2009 and 2010, as compared to prior years. We obtain second lien information on loans we purchase only if the second lien mortgage was established at or before the time of origination of the first lien, and therefore we do not know about a second lien mortgage if the borrower obtains it after origination. As of both December 31, 2010 and 2009, approximately 14% of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first lien and we estimate that these loans comprised 19% and 21%, respectively, of our seriously delinquent loans, based on UPB.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. In a rising interest rate environment, balloon/reset and ARM borrowers typically default at a higher rate than fixed-rate borrowers. However, during the last two years, when interest rates have generally declined, our delinquency and default rates on adjustable-rate and balloon/reset mortgage loans on a relative basis have been as high as, or higher than, fixed-rate loans since these borrowers are also susceptible to declining housing and economic conditions and/or had other higher-risk characteristics.

The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. During 2009 and 2010, a higher proportion of our single-family mortgage purchases were fixed-rate loans as compared to earlier periods, due to continued low interest rates for conforming mortgages, which increased refinancing activity by borrowers that desire fixed-rate products. Our non-HAMP loan modifications generally result in new terms that include fixed interest rates after modification. Increased non-HAMP modification volume in recent periods therefore also contributed to the increase in the amount of fixed-rate single-family loans in our single-family credit guarantee portfolio. Our HAMP modifications generally result in reduced payments for a minimum of five years, after which time payments gradually increase to a rate consistent with the market rate at the time of modification.

The following paragraphs provide information on the interest-only, option ARM, and adjustable-rate mortgage loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than other mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. At December 31, 2010 and December 31, 2009, interest-only loans represented approximately 5% and 7%, respectively, of the UPB of our single-family credit guarantee portfolio. The UPB of interest-only loans declined during 2010 primarily due to refinancing into other mortgage products, modifications of seriously delinquent loans to amortizing terms, and foreclosure events. We purchased $0.9 billion and $0.8 billion of these loans during the years ended December 31, 2010 and 2009, respectively. As of September 1, 2010, we no longer purchase interest-only loans.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has payment options until a specified date, when the terms are recast. At both December 31, 2010 and 2009, option ARM loans represented approximately 1% of the UPB of our single-family credit guarantee portfolio. We did not purchase option ARM loans in our single-family credit

121	Freddie Mac

guarantee portfolio during 2010 or 2009. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Adjustable-Rate Mortgage Loans

Table 43 presents information for single-family mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2010 that contain adjustable payment terms. The reported balances in the table are aggregated by adjustable-rate loan product type and categorized by year of the next scheduled contractual reset date. At December 31, 2010, approximately 60% of these adjustable-rate loans have interest rates that are scheduled to reset in 2011 or 2012. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 43 — Single-Family Scheduled Adjustable-Rate Resets by Year at December 31, 2010(1)

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)

ARMs/amortizing	$28,022	$7,418	$3,827	$2,758	$11,946	$6,594	$60,565
ARMs/interest-only(2)	25,261	18,802	10,681	5,021	3,681	8,365	71,811
Balloon/resets(3)	1,190	334	95	16	12	1	1,648

Total	$54,473	$26,554	$14,603	$7,795	$15,639	$14,960	$134,024

(1)	Based on the UPBs of mortgage products that contain adjustable-rate interest provisions. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes mortgage loans underlying Other Guarantee Transactions since reset information was not available to us for these loans.
(2)	Reflects the UPB of interest-only loans that reset and begin amortization of principal in each of the years shown.
(3)	Represents the portion of the UPBs that are scheduled to reset during the period specified above.

Conforming Jumbo Loans

We purchased $23.9 billion and $26.3 billion of conforming jumbo loans during the years ended December 31, 2010 and 2009, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of December 31, 2010 and December 31, 2009 was $37.8 billion and $26.6 billion, respectively. The average size of these loans was approximately $548,000 and $546,000 at December 31, 2010 and December 31, 2009, respectively.

Other Categories of Single-Family Mortgage Loans

While we classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and our classifications of such loans may differ from those used by other companies. For example, some financial institutions may use FICO credit scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio.

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information).

We estimate that approximately $2.5 billion and $2.9 billion of security collateral underlying our Other Guarantee Transactions at December 31, 2010 and 2009, respectively, were identified as subprime based on information provided to us when we entered into these transactions. In addition, as of December 31, 2010 and 2009, we also held $1.5 billion and $1.6 billion, respectively, of certain securities backed by FHA/VA guaranteed loans within our Other Guarantee Transactions that we previously reported as subprime. In prior disclosures, we reported these FHA/VA loans as subprime because they were incorrectly identified as subprime at that time.

As of December 31, 2010 and 2009, we also held $8.4 billion and $9.6 billion, respectively, of option ARM securities underlying our Other Guarantee Transactions. We have not identified these option ARM securities as either subprime or Alt-A securities. However, these securities could currently be exhibiting similar credit performance to collateral identified as subprime or Alt-A.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At December 31, 2010 and 2009, we held $54.2 billion and $61.6 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, particularly through subordination, and 10% and 18% of these securities were investment grade at December 31, 2010 and 2009, respectively. The credit performance of loans

122	Freddie Mac

underlying these securities deteriorated significantly beginning in 2008 and continued to deteriorate in 2010. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $116.1 billion as of December 31, 2010 from $147.9 billion as of December 31, 2009. The UPB of our Alt-A loans declined in 2010 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of December 31, 2010, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO credit score at origination was 719. Although Alt-A mortgage loans comprised approximately 6% of our single-family credit guarantee portfolio as of December 31, 2010, these loans represented approximately 37% of our credit losses during 2010.

We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain loans with higher-risk characteristics, including Alt-A loans. As a result, we did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the year ended December 31, 2010, compared to $0.5 billion of Alt-A purchases for the year ended December 31, 2009. However, during the second quarter of 2010, we partially terminated certain other guarantee commitments, which included $1.5 billion of UPB of Alt-A mortgage loans, in order to permit these loans to be securitized within a new PC issuance. There was no change to our Alt-A exposure on these mortgages as a result of these transactions. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either a part of our relief refinance mortgage initiative or in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the product became available in 2009 to December 31, 2010, we purchased approximately $10.2 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $7.0 billion during the year ended December 31, 2010.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2010 and 2009, we held investments of $18.8 billion and $21.4 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 22% and 31%, respectively, of these securities were investment grade. The credit performance of loans underlying these securities deteriorated significantly beginning in 2008 and continued to deteriorate in 2010. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio

Table 44 presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced over the past few years.

123	Freddie Mac

Table 44 — Certain Higher-Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of December 31, 2010
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$369.0	100%	5.5%	10.3%
Categories (individual characteristics):
Alt-A	116.1	99%	5.8%	12.2%
Interest-only loans	95.4	112%	0.5%	18.4%
Option ARM loans	9.4	115%	3.1%	21.2%
Original LTV ratio greater than 90%(5)	154.3	104%	5.3%	7.8%
Lower original FICO scores (less than 620)(5)	61.2	89%	10.4%	13.9%

	As of December 31, 2009
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$413.3	97%	2.6%	10.8%
Categories (individual characteristics):
Alt-A	147.9	94%	1.9%	12.3%
Interest-only loans	129.9	106%	0.2%	17.6%
Option ARM loans	10.8	111%	1.4%	17.9%
Original LTV ratio greater than 90%(5)	144.4	104%	3.0%	9.1%
Lower original FICO scores (less than 620)(5)	67.7	87%	6.1%	14.9%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. For refinance mortgages, the original LTV ratios are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the property sales price.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	See endnotes (4) and (7) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above attributes comprised approximately 20% and 22% of our single-family credit guarantee portfolio as of December 31, 2010 and 2009, respectively. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined approximately 11%, to $369.0 billion as of December 31, 2010 from $413.3 billion as of December 31, 2009. This decline was principally due to liquidations resulting from repayments, payoffs, refinancing activity and other principal curtailments as well as those resulting from foreclosure events. The serious delinquency rates associated with these loans decreased slightly to 10.3% as of December 31, 2010 from 10.8% as of December 31, 2009.

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

124	Freddie Mac

Table 45 provides attributes of our multifamily mortgage portfolio at December 31, 2010 and 2009.

Table 45 — Multifamily Mortgage Portfolio — by Attribute

			Delinquency Rate(2) at
	UPB at December 31,		December 31,
	2010	2009	2010	2009
Original LTV Ratio(1)	(dollars in billions)

Below 75%	$72.0	$65.0	0.08%	0.07%
75% to 80%	29.9	29.5	0.24	0.15
Above 80%	6.8	6.8	2.30	1.63

Total	$108.7	$101.3	0.26%	0.20%

Weighted average LTV ratio at origination	70%	70%

Geographic Distribution

California	$19.4	$18.2	0.06%	—%
Texas	12.8	11.7	0.52	0.26
New York	9.2	9.0	—	—
Florida	6.4	5.6	0.56	0.42
Virginia	5.6	5.6	—	—
Georgia	5.5	5.3	0.98	0.65
All other States	49.8	45.9	0.24	0.24

Total	$108.7	$101.3	0.26%	0.20%

Maturity Dates

2010	N/A	$1.8	N/A	0.21%
2011	$2.3	3.5	0.97%	—
2012	4.1	4.4	0.82	0.14
2013	6.8	7.4	—	—
2014	8.5	8.8	0.02	—
Beyond 2014	87.0	75.4	0.26	0.25

Total	$108.7	$101.3	0.26%	0.20%

Year of Origination

2004 and prior	$15.9	$19.4	0.31%	0.08%
2005	8.0	8.4	—	—
2006	11.7	12.0	0.25	0.16
2007	20.8	21.3	0.97	0.63
2008	23.0	23.9	0.03	0.13
2009	15.2	16.3	—	—
2010	14.1	N/A	—	N/A

Total	$108.7	$101.3	0.26%	0.20%

Current Loan Size Distribution

Above $25 million	$39.7	$36.9	0.07%	—%
Above $5 million to $25 million	59.7	55.3	0.38	0.32
$5 million and below	9.3	9.1	0.37	0.25

Total	$108.7	$101.3	0.26%	0.20%

Legal Structure

Unsecuritized loans	$85.9	$83.9	0.11%	0.08%
Non-consolidated Freddie Mac mortgage-related securities	13.1	8.2	1.30	1.61
Other guarantee commitments	9.7	9.2	0.23	—

Total	$108.7	$101.3	0.26%	0.20%

(1)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(2)	See “Portfolio Management — Credit Performance — Delinquencies” for more information about our delinquency rates.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans are generally for shorter terms than single-family loans, and most have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. Fixed-rate loans may also create less risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise as with a variable-rate mortgage is eliminated. As of December 31, 2010 and 2009, approximately 85% and 86%, respectively, of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable-rates.

125	Freddie Mac

We estimate that approximately 8% of loans in our multifamily mortgage portfolio had a current LTV ratio of greater than 100% as of December 31, 2010, and the estimated current average DSCR for these loans as of that date was 1.1, based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value.

Because multifamily loans generally have a balloon payment and typically have a shorter contractual term than single-family mortgages, the maturity date for a multifamily loan is also an important loan characteristic. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk, but it does indicate our potential exposure to default.

While we believe the underwriting practices we employ for our multifamily loan portfolio are prudent, the ongoing weak economic conditions in the U.S. negatively impacted many multifamily residential properties. Our delinquency rates have remained relatively low compared to other industry participants, which we believe to be, in part, the result of our underwriting standards versus those used by others in the industry. We monitor the financial performance of our multifamily borrowers and during 2010 we observed stabilization in measures such as the DSCR and estimated current LTV ratios for many of our properties. To the extent multifamily loans reach maturity and a borrower with deterioration in cash flows and property market value requires refinancing of the property, we will work with the borrower to obtain principal repayment to reduce the refinanced balance to conform to our underwriting standards. However, should a distressed borrower not have the financial capacity to do so, we may either experience higher default rates and credit losses, or need to provide continued financing ourselves at below-market rates through a TDR. This refinancing risk for multifamily loans is greater for those loans with balloon provisions where the remaining UPB is due upon maturity. Of the $108.7 billion in UPB of our multifamily mortgage portfolio as of December 31, 2010, approximately 2% and 4% will reach their maturity during 2011 and 2012, respectively.

Portfolio Management Activities

The portfolio information below relates to our single-family credit guarantee and multifamily mortgage portfolios, which exclude our holdings of non-Freddie Mac mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements.

At December 31, 2010 and 2009, our credit-enhanced mortgages represented 15% and 16%, respectively, of our single-family credit guarantee portfolio and multifamily mortgage portfolio, on a combined basis, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We recognized recoveries of $3.4 billion and $2.1 billion in 2010 and 2009, respectively, under our primary and pool mortgage insurance policies and other credit enhancements as discussed below related to our single-family credit guarantee portfolio. In 2010 and 2009, there was a significant decline in our credit enhancement coverage for new purchases compared to 2008, primarily as a result of the high refinance activity during these years. Refinance loans typically have lower LTV ratios, which fall below the 80% charter threshold noted above. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property for certain of these loans.

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

126	Freddie Mac

enhancements do not provide full reimbursement for covered losses. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation, as this would reduce the amount of our recovery of credit losses.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio and is typically provided on a loan-level basis. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage to a third-party insurer. Most mortgage insurers increased premiums and tightened underwriting standards during 2009 and 2008. The amount of insurance we obtain on any mortgage depends on our requirements and our assessment of risk.

Generally, in order to file a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a foreclosure action. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount. Historically, it typically took two months from the time a claim was filed to receive a primary mortgage insurance payment; however, due to our insurers’ performing greater diligence reviews on these claims to verify that the original underwriting of the loans by our seller/servicers was in accordance with their standards, the recovery timelines extended beginning in 2008 by several months and continued to extend in the last two years. As of December 31, 2010 and 2009, in connection with loans underlying our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses, was $52.9 billion and $58.2 billion, respectively.

Other prevalent types of credit enhancements that we use are lender recourse (under which we may require a lender to repurchase a loan upon default) and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. For pool insurance contracts that expire before the completion of the contractual term of the mortgage loan, we seek to ensure that the contracts cover the period of time during which we believe the mortgage loans are most likely to default. As of December 31, 2010 and 2009, in connection with loans underlying our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $9.6 billion and $11.1 billion, respectively, and under pool insurance was $3.3 billion and $3.6 billion, respectively. In certain instances, the cumulative losses we have incurred as of December 31, 2010 combined with our expectations of potential future claims may exceed the maximum limit of loss allowed by the policy.

In order to file a claim under a pool insurance policy, we generally must have finalized the primary mortgage claim, disposed of the foreclosed property, and quantified the net loss payable to us with respect to the insured loan to determine the amount due under the pool insurance policy. Certain pool insurance policies have specified loss deductibles that must be met before we are entitled to recover under the policy. Pool insurance proceeds are generally received five to six months after disposition of the underlying property. We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. See “Institutional Credit Risk — Mortgage Insurers” for further discussion about pool insurance coverage and our mortgage loan insurers.

Other forms of credit enhancements on our single-family credit guarantee portfolio include government insurance or guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At December 31, 2010 and 2009, respectively, the maximum amount of losses we could recover under other forms of credit enhancements in connection with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, was $0.2 billion and $0.3 billion.

At December 31, 2010 and 2009, the UPB of single-family Other Guarantee Transactions with subordination coverage at origination was $4.1 billion and $4.5 billion, respectively, and the subordination coverage on these securities was $622 million and $784 million, respectively. However, at December 31, 2010 and 2009, the average serious delinquency rate on single-family Other Guarantee Transactions with subordination coverage was 21.1% and 24.1%, respectively.

We also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and housing revenue bonds. Typically, we required credit enhancements on loans in situations where we delegated the underwriting process for the loan to the seller/servicer, which provides first loss coverage on the mortgage loan. We may also require credit enhancements during construction or rehabilitation in cases where we commit to purchase or guarantee a permanent loan upon completion and in cases where occupancy has not yet reached a level that produces the operating income that was the basis for underwriting the mortgage. The total UPB of mortgage loans in our multifamily mortgage portfolio, excluding Other Guarantee Transactions, for which we have credit enhancement coverage was $13.0 billion and $11.0 billion as of December 31, 2010 and December 31, 2009, respectively, and we had maximum potential coverage as of such dates of $3.4 billion and $3.0 billion, respectively.

127	Freddie Mac

Additionally, Other Guarantee Transactions issued by our Multifamily segment include subordinated classes, that we do not guarantee, that provide for credit loss protection to the senior classes that we guarantee. Subordinated classes are allocated credit losses prior to the senior classes. At December 31, 2010 and 2009, the UPB of Multifamily Other Guarantee Transactions with subordination coverage was $8.2 billion and $2.6 billion, respectively, and the subordination coverage on these securities was $1.0 billion and $0.3 billion, respectively.

Other Credit Risk Management Activities

To compensate us for higher levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. In 2009, we implemented certain increases in delivery fees for certain mortgages deemed to be higher risk based on combinations of product type, property type, loan purpose, LTV ratio and/or borrower credit scores. We announced additional delivery fee increases in the fourth quarter of 2010 that become effective March 1, 2011 (or later, as outstanding contracts permit) for loans with higher LTV ratios.

We have also entered into credit derivatives on specified mortgage-related assets that in most cases are intended to limit our exposure to credit default losses. The fair value of these credit derivatives was not significant at December 31, 2010, or 2009. See “NOTE 12: DERIVATIVES” for further discussion.

MHA Program

The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program are:

Home Affordable Modification Program.  HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP applies both to delinquent borrowers and to those current borrowers at risk of imminent default. Other features of HAMP include the following:

•	HAMP uses specified requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that all participating servicers must use in modifying loans held or guaranteed by all types of investors: Freddie Mac, Fannie Mae, banks and trusts backing non-agency mortgage-related securities.

•	Under HAMP, the goal is to reduce the borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used forbearance in 2009 and 2010 and did not use principal reduction in modifying our loans.

•	Under HAMP, each modification must be preceded by a standardized NPV test to evaluate whether the NPV of the income that the mortgage holder will receive after the modification will equal or exceed the NPV of the income that the holder would have received had there been no modification. HAMP does not require a modification if the NPV of the income that the mortgage holder will receive after modification is less than the NPV of the income the holder would have received had there been no modification; however, Freddie Mac will permit such a modification in certain circumstances. Our practice in this regard is intended to increase the number of modifications under the program; however, it may cause us to incur higher losses than would otherwise be recognized under HAMP.

•	HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months. After the final trial-period payment is received by our servicer and the borrower has provided necessary documentation, the borrower and servicer will enter into the modification.

•	Servicers will be paid a $1,000 incentive fee when they originally modify a loan and an additional $500 incentive fee if the loan was current when it entered the trial period (i.e., where default was imminent but had not yet occurred). In addition, servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

•	Borrowers whose loans are modified through HAMP will accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms.

•	HAMP applies to loans originated on or before January 1, 2009, and borrowers’ requests for such modifications will be considered until December 31, 2012.

128	Freddie Mac

Table 46 presents the number of single-family loans that completed or were in process of modification under HAMP as of December 31, 2010 and 2009.

Table 46 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	December 31, 2010		December 31, 2009
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$23,635	107,073	$3,127	13,927
Loans in the HAMP trial period	$4,905	22,352	$28,151	129,380

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through December 31, 2010 and 2009, respectively.

As of December 31, 2010, the borrower’s monthly payment was reduced on average by an estimated $566, which amounts to an average of $6,787 per year, and a total of $727 million in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years and borrowers whose payments were adjusted below current market levels will have their payment gradually increase after the fifth year to a rate consistent with the market rate at the time of modification. Since we repurchase loans modified under HAMP from our PC pools, we bear the costs of these payment reductions. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

The number of our loans in the HAMP trial period declined to 22,352 as of December 31, 2010 from 129,380 as of December 31, 2009. A large number of borrowers entered into trial period plans when the program was initially introduced in 2009, and many of them either received permanent modifications or had their trial period plans cancelled in 2010. Significantly fewer new borrowers entered into HAMP trial period plans during 2010. Consequently, we expect fewer borrowers will complete a HAMP modification during 2011 than did in 2010, since a large number of the delinquent borrowers that were eligible for the program already attempted or completed the trial period.

Approximately 31% of our loans in the HAMP trial period as of December 31, 2010 had been in the trial period for more than the minimum duration of three months. Since the start of our HAMP effort, the trial period plans of more than 121,000 borrowers, or 48% of those starting the program, have been cancelled and the borrowers did not receive permanent HAMP modifications, primarily due to the failure to continue trial period payments, the failure to provide the income or other required documentation of the program, or the failure to meet the income requirements of the program. To address the documentation issues, guidelines for HAMP provide that, beginning with trial periods that became effective on or after June 1, 2010, borrowers must provide income documentation before entering into a HAMP trial period. The ultimate completion rate for HAMP modifications, which is the percentage of borrowers that successfully exit the trial period and receive final modifications, remains uncertain. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. For more information on our HAMP modifications, including redefault rates on these loans, see “Loan Workout Activities.”

In March 2010, Treasury expanded HAMP to include borrowers with FHA-insured loans, including incentives comparable to the incentive structure of HAMP. In November 2010, we notified our seller/servicers that we will not pay any incentive fees for mortgages modified under HAMP that are insured by FHA.

During 2010, Treasury issued guidelines for the following enhancements to HAMP. We do not currently have plans to apply these changes to mortgages that we own or guarantee. However, it is possible that FHFA might direct us to implement some or all of these changes.

•	Unemployed Homeowners: In May 2010, Treasury announced a plan to provide temporary assistance for unemployed borrowers while they search for employment. Under this plan, certain borrowers may receive forbearance plans for a minimum of three months. At the end of the forbearance period or when the borrowers’ financial situation changes, e.g., they become employed, the borrowers must then be evaluated for a HAMP modification or other loan workouts, including HAFA.

•	Principal Reduction Approach and Incentives: In June 2010, Treasury announced an initiative under which servicers will be required to consider an alternative modification approach including a possible reduction of principal for loans with LTV ratios over 115%. Mortgage investors will receive incentives based on the amount of reduced principal. In October 2010, Treasury provided guidance with respect to applying this alternative for borrowers who have already

129	Freddie Mac

received permanent modifications or are in trial plans. Investors will not be required to agree to a reduction of principal, but servicers must have a process for considering the approach.

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

The relief refinance mortgage initiative, which we announced in March 2009, is our implementation of the Home Affordable Refinance Program. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. On July 1, 2009, we announced that the current LTV ratio limit would be increased from 105% to 125%. We began purchasing mortgages that refinance such higher-LTV ratio loans on October 1, 2009. We also increased the amount of closing costs that can be included in the new refinance mortgage to up to $5,000. Through our program, we offer this refinancing option only for qualifying mortgage loans that we hold or guarantee. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements.

The implementation of the relief refinance mortgage product will result in a higher volume of purchases and increased delivery fees from the new loans. However, the net effect of the refinance activity on our financial results is not expected to be significant.

Table 47 below presents the composition of our purchases of refinanced single-family loans during the years ended December 31, 2010 and 2009.

Table 47 — Single-Family Refinance Loan Volume(1)

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)			(dollars in millions)

Relief refinance mortgages:
Above 105% LTV Ratio	$3,977	16,667	1.1%	$219	953	0.1%
80% to 105% LTV Ratio	43,906	192,650	13.1	19,380	85,110	4.8
Below 80% LTV Ratio	57,766	323,851	22.0	15,119	83,155	4.7

Total relief refinance mortgages	$105,649	533,168	36.2%	$34,718	169,218	9.6%

Total refinance loan volume(2)	$303,060	1,470,786	100%	$379,035	1,757,500	100%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 36% and 10% of our total refinance volume in 2010 and 2009, respectively. Relief refinance mortgages with LTV ratios of 80% and above represented approximately 12% and 4% of our total single-family credit guarantee portfolio purchases in 2010 and 2009, respectively. It is uncertain how relief refinance mortgages with LTV ratios of 80% and above will perform in the future, as only a short period of time has elapsed since these loans were originated. These mortgages comprised approximately 4% of our total single-family credit guarantee portfolio at December 31, 2010.

Home Affordable Foreclosure Alternatives Program.  In May 2009, the Obama Administration announced HAFA, which is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a trial period or if they defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. HAFA took effect in April 2010 and we began our implementation of this program in August 2010. Under HAFA, we will pay certain incentive fees to borrowers and servicers of mortgages that we own or guarantee that become the subject of HAFA short sales or deed-in-lieu transactions. We will not receive reimbursement of these fees from Treasury. In December 2010, Treasury announced changes to HAFA intended to expand eligibility of borrowers and to eliminate the percentage cap on amounts payable to subordinate lienholders. We will work with FHFA to determine the extent to which we will implement such changes. We also allow for non-HAFA short sale or deed in lieu transactions. We historically paid and may continue to pay incentive fees for non-HAFA short sales and deed-in-lieu transactions.

Hardest Hit Fund.  In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create programs to assist homeowners in those states that have been hit hardest by the housing crisis and economic downturn. In August 2010, Treasury issued guidelines on how the MHA Program should operate in conjunction with these HFA programs. These HFA programs include, among others, unemployment assistance and mortgage reinstatement assistance

130	Freddie Mac

programs. In October 2010, we issued instructions requiring servicers to accept assistance on behalf of borrowers under the HFAs’ unemployment assistance and mortgage reinstatement assistance programs. The unemployment assistance programs are designed to assist unemployed or underemployed borrowers by paying all or a portion of their monthly mortgage payment for a period of time. The mortgage reinstatement assistance programs are designed to bring delinquent borrowers to current status. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. As HFAs were in the process of implementing these programs during 2010, we believe participation in these programs by our borrowers has been limited through December 31, 2010, and our delinquency statistics have not been significantly affected. However, our delinquency reporting statistics may be impacted in 2011 to the extent a significant number of borrowers receive assistance through these programs.

Compliance Agent.  We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP by mortgage holders other than Freddie Mac and Fannie Mae. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program. Some of these examinations are on-site, and others involve off-site documentation reviews. We report the results of our examination findings to Treasury. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program. It is unclear how servicers will perceive our actions in this role. It is possible that this could hurt our relationships with our seller/servicers, which could negatively affect our ability to purchase loans from them in the future.

Expected Impact of the MHA Program on Freddie Mac

As previously discussed, HAMP, which is part of the MHA Program, is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. We believe our overall loss mitigation programs could reduce our ultimate credit losses over the long term. However, we cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

We are devoting significant internal resources to the implementation and support of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. It is likely that the costs we incur related to loan modifications and other activities under HAMP will be significant, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	Except for certain Other Guarantee Transactions and loans underlying our other guarantee commitments, we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentive fees and we will not receive a reimbursement of these costs from Treasury. We paid $241 million of servicer and borrower incentive fees in 2010, as compared to $11 million of such fees in 2009. We also have the potential to incur up to $8,000 of additional servicer incentive fees and borrower compensation fees per modification as long as the borrower remains current on a loan modified under HAMP. As of December 31, 2010, we have also accrued $83 million for both initial fees and recurring incentive fees not yet due. We also incur incentive fees to the servicer and borrower for short sales and deed-in-lieu transactions under HAFA. As of December 31, 2010, the incentive fees on these HAFA transactions were not significant.

•	Under HAMP, we typically provide concessions to borrowers, including interest rate reductions and forbearance of principal and interest on a portion of the UPB. To the extent borrowers successfully obtain HAMP modifications, we will continue to experience high volumes of TDRs, similar to our experience during 2010.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For those borrowers who redefault or who do not complete the trial period and do not qualify for another loan workout, HAMP will have delayed the foreclosure process. If home prices decline while these events take place, a delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	We expect that non-GSE mortgages modified under HAMP will include mortgages backing our investments in non-agency mortgage-related securities. Such modifications reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement).

131	Freddie Mac

Loan Workout Activities

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in seriously delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. Loan workouts are intended to reduce the number of seriously delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Workout Activities” for a general description of our loan workouts.

For multifamily loans, we monitor a variety of mortgage loan characteristics such as the LTV ratio, DSCR and geographic concentrations, among others, that help us assess the financial performance of the property and the borrower’s ability to repay the loan. In certain cases, we may provide short-term loan extensions of up to 12 months with no changes to the effective borrowing rate. During 2010, we extended, modified, or restructured multifamily loans totaling $816 million in UPB, compared with $225 million in 2009. Multifamily loan modifications during 2010 included: (a) $71 million in UPB for short-term loan extensions; and (b) $745 million in UPB for loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. Although our loan modification activity for multifamily loans is increasing, and we expect it may continue to increase in the near term, the majority of our workout activities are for single-family loans.

We are currently focusing our single-family loan modification efforts on HAMP. If a borrower is not eligible for a HAMP modification, the borrower is considered for modification under our other loan modification programs. If the borrower is not eligible for any such programs, the loan is considered for other foreclosure alternatives, such as a short sale. In 2010, we helped more than 275,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 143,000 foreclosures.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $52 billion as of December 31, 2010 from $20 billion as of December 31, 2009. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 116% and the serious delinquency rate on these loans was 19.1% as of December 31, 2010.

132	Freddie Mac

Table 48 presents volumes of single-family workouts, serious delinquency, and foreclosures for the years ended 2010, 2009, and 2008.

Table 48 — Single Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes(1)

	Years Ended December 31,
	2010		2009		2008
	Number of	Loan	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications(2)
with no change in terms(3)	4,639	$799	5,866	$1,008	10,122	$1,524
with extension of loan terms	20,664	3,602	15,596	2,500	9,401	1,549
with reduction of contractual interest rate	48,749	10,838	2,375	562	15,465	3,315
with rate reduction and term extension	65,937	14,439	38,540	8,043	96	18
with rate reduction, term extension and principal forbearance	30,288	7,915	2,667	621	—	—

Total loan modifications(4)	170,277	37,593	65,044	12,734	35,084	6,406
Repayment plans(5)	31,210	4,523	33,725	4,711	42,062	5,768
Forbearance agreements(6)	34,594	7,156	14,628	2,848	4,192	518

Total home retention actions:	236,081	49,272	113,397	20,293	81,338	12,692

Foreclosure alternatives:
Short sale(7)	38,773	9,109	18,890	4,481	5,333	1,208
Deed-in-lieu transactions	402	63	329	56	200	32

Total foreclosure alternatives	39,175	9,172	19,219	4,537	5,533	1,240

Total single-family loan workouts	275,256	$58,444	132,616	$24,830	86,871	$13,932

Delinquent loan additions	502,710		597,188		340,094

Single-family foreclosures(8)	142,877		90,436		53,371

Delinquent loans, at period end	462,439		498,829		231,426

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	Includes approximately 128,000, 4,000, and 2,000 TDRs during the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 23,151 and 35,608 borrowers as of December 31, 2010 and 2009, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before a loan workout is pursued or completed. Our reported activity has been revised such that we only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	In 2010, we began to exclude third-party sales at foreclosure auction from our short sale results. Prior period amounts have been revised to conform to the current period presentation. See endnote (8).
(8)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We had significant increases in single-family loan workout activity, particularly loan modifications and short sales during the year ended December 31, 2010 compared to the year ended December 31, 2009. Loan modifications may include the additions of past due amounts to principal, interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used forbearance in 2009 and 2010 and did not use principal reduction in modifying our loans. In the second quarter of 2010, we implemented a temporary streamlined alternative loan modification process for single-family borrowers who completed an existing trial period but did not qualify for a permanent modification under HAMP. We refer to this initiative as the HAMP backup modification and it was offered for modifications completed on or before December 1, 2010. This temporary non-HAMP modification program was intended to minimize the need for additional documentation. We paid servicer incentive fees on our HAMP backup modifications that differed in amount from the incentive fees that are paid under HAMP. We did not offer borrower incentive fees under our HAMP backup modification. We completed only a modest number of HAMP backup modifications in 2010. If the borrower was not eligible for this program, the borrower was considered for other workout activities, such as another type of non-HAMP modification or a short sale.

We completed 38,773 short sales during the year ended December 31, 2010, compared to 18,890 in the year ended December 31, 2009. We expect that the growth in short sales will continue, in part due to our implementation of HAFA effective August 1, 2010 and also due to incentives we provide to servicers to complete short sales instead of foreclosures.

133	Freddie Mac

The number of modified loans in our single-family credit guarantee portfolio has been increasing and such loans comprised approximately 2.1% and 0.9% of our single-family credit guarantee portfolio as of December 31, 2010 and 2009, respectively. Table 49 presents the reperformance rate of modified single-family loans in each of the last five quarterly periods.

Table 49 — Reperformance Rates(1) of Modified Single-Family Loans

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	93%	94%	95%	94%	96%	—
6 to 8 months		91%	93%	93%	93%	—
9 to 11 months			90%	91%	93%	—
12 to 14 months				88%	92%	—
15 to 17 months					91%	—
18 to 20 months						—

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	93%	93%	94%	90%	88%	73%
6 to 8 months		86%	87%	82%	78%	64%
9 to 11 months			81%	77%	72%	60%
12 to 14 months				75%	69%	58%
15 to 17 months					67%	57%
18 to 20 months						55%

	Quarter of Loan Modification Completion(2)
Total (HAMP and non-HAMP):	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	93%	94%	95%	92%	89%	73%
6 to 8 months		90%	92%	88%	79%	64%
9 to 11 months			88%	85%	74%	60%
12 to 14 months				82%	71%	58%
15 to 17 months					68%	57%
18 to 20 months						55%

(1)	Represents the percentage of loans that are current or less than three monthly payments past due. Excludes those loan modification activities for which the borrower has started the required process, but the modification has not been made permanent, or effective, such as loans in the trial period under HAMP.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us, which in certain cases may be delayed by a backlog in servicer processing of modifications.

The redefault rate is the percentage of our modified loans that became seriously delinquent, transitioned to REO, or completed a loss-producing foreclosure alternative. As of December 31, 2010, the redefault rate for all our single-family loan modifications (including those under HAMP) completed during 2010, 2009, and 2008 was 8%, 38%, and 50%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last two years. As of December 31, 2010, the redefault rate for loans modified under HAMP in 2010 and 2009 was approximately 7% and 11%, respectively. These redefault rates may not be representative of the future performance of loans, including those modified under HAMP, as only a short period of time has elapsed since the modifications were effective. We believe the redefault rate for loans modified in 2010 and 2009, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

Our servicers have a key role in the success of our loan workout activities, including the HAMP process. The majority of our HAMP efforts have been primarily focused with our larger seller/servicers, which service the majority of our loans, and variations in their approaches may cause fluctuations in HAMP processing volumes. The significant increases in seriously delinquent loan volume and the challenging conditions of the mortgage market during 2009 and 2010 placed a strain on the loan workout resources of many of our mortgage servicers. To the extent servicers do not complete loan modifications with eligible borrowers or are unable to facilitate the increasing volume of foreclosures, our credit losses could increase.

In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we implemented several temporary suspensions of all foreclosure transfers of occupied homes during certain periods of the last two years. The MHA Program further restricts foreclosure while the borrower is being evaluated for HAMP and during the borrower’s trial period. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with the initiation and other, pre-closing steps in the foreclosure process.

134	Freddie Mac

Credit Performance

Delinquencies

Unless otherwise noted, we report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our seller/servicers. For multifamily loans, we report delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is current under the modified terms. In addition, Multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.

Our single-family and multifamily delinquency rates include all single-family and multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government. In 2010, we began to include loans underlying Other Guarantee Transactions in both our multifamily and single-family delinquency rates, which generally resulted in higher reported rates. Where applicable, prior period data throughout this report has been revised to conform with the current presentation.

Some of our workout and other loss mitigation activities create fluctuations in our single-family serious delinquency statistics. For example, loans that we report as delinquent before they enter the HAMP trial period continue to be reported as delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications impact our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Temporary actions to suspend foreclosure transfers of occupied homes, the longer foreclosure process timeframes of certain states, process requirements of HAMP, and general constraints on servicer capacity caused our single-family serious delinquency rates to increase more rapidly in 2009 than they would have otherwise, as loans that would have completed a workout or been foreclosed upon have instead remained in a delinquent status. These factors also caused our single-family delinquency rates to be higher in 2010 than they otherwise would have been. Delays in the foreclosure process relating to the concerns about deficiencies in foreclosure practices could have a similar effect on our single-family serious delinquency rates.

Table 50 presents delinquency rates for our single-family credit guarantee and multifamily mortgage portfolios.

Table 50 — Delinquency Rates

	December 31,
	2010		2009		2008
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate(1)	of Portfolio	Rate(1)	of Portfolio	Rate(1)

Single-family:
Non-credit-enhanced	85%	3.01%	84%	3.02%	82%	1.27%
Credit-enhanced	15	8.27	16	8.68	18	4.27

Total single-family credit guarantee portfolio(2)	100%	3.84	100%	3.98	100%	1.83

Multifamily:
Non-credit-enhanced	80%	0.12	87%	0.07	87%	0.02
Credit-enhanced	20	0.85	13	1.03	13	0.21

Total multifamily mortgage portfolio	100%	0.26	100%	0.20	100%	0.05

(1)	In 2010, we began to include loans underlying Other Guarantee Transactions in our reported delinquency rates. Prior period delinquency rates have been revised to conform to the current year presentation.
(2)	As of December 31, 2010 and December 31, 2009, approximately 61.3% and 49.2%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined slightly to 3.84% as of December 31, 2010 from 3.98% as of December 31, 2009. Serious delinquency rates for interest-only and option ARM products, which together represented approximately 6% of our total single-family credit guarantee portfolio at December 31, 2010, increased to 18.4% and 21.2% at December 31, 2010, respectively, compared with 17.6% and 17.9% at December 31, 2009,

135	Freddie Mac

respectively. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, which is a more traditional mortgage product, were 4% at both December 31, 2010, and December 31, 2009. The slight improvement in the single-family serious delinquency rate during 2010 was primarily due to a higher volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. Although the volume of new serious delinquencies declined in each quarter of 2010, our serious delinquency rate remains high, reflecting continued stress in the housing and labor markets. In addition our serious delinquency rate has been negatively impacted by the decline in the total number of loans of our single-family credit guarantee portfolio during 2010, which is the denominator used in our rate calculations.

During 2010 and 2009, home prices in certain regions and states improved modestly, but remained weak overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast and Northeast regions, the home price declines of the past three years combined with higher rates of unemployment have resulted in persistently high serious delinquency rates. These increases in serious delinquency rates have been more severe in Arizona, California, Florida, and Nevada. As of December 31, 2010, single-family loans in California comprised 16% of our single-family credit guarantee portfolio; however, seriously delinquent loans in California comprised more than 20% of the seriously delinquent loans in our single-family credit guarantee portfolio, based on UPB. During 2010, we also continued to experience higher serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices since 2006 than those homeowners that have built equity over time.

Table 51 presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 51 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of December 31, 2010
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency	2010 Credit Losses
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate	Alt-A	Non Alt-A
	(in billions)						(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$47	$410	$457	91%	3.3%	7.1%	$3.7	$5.0
All other states	69	1,283	1,352	73%	1.9%	3.0%	1.5	3.9
Year of origination:
2010	—	323	323	70%	—	0.1%	—	—
2009	—	391	391	70%	<0.1%	0.3%	—	0.1
2008	10	149	159	86%	2.2%	4.9%	0.2	0.8
2007	36	172	208	104%	6.2%	11.6%	1.9	2.8
2006	31	125	156	104%	5.8%	10.5%	1.9	2.3
2005	21	156	177	91%	3.3%	6.0%	1.1	1.7
All other years	18	377	395	58%	1.7%	2.5%	0.1	1.2

	As of December 31, 2009
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency	2009 Credit Losses
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate	Alt-A	Non Alt-A
	(in billions)						(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$59	$421	$480	86%	1.1%	7.7%	$2.7	$2.4
All other states	89	1,334	1,423	74%	0.9%	3.0%	0.8	2.0
Year of origination:
2009	—	438	438	70%	—	0.1%	—	—
2008	13	214	227	82%	0.3%	3.4%	0.1	0.3
2007	46	227	273	97%	1.8%	10.5%	1.4	1.4
2006	40	167	207	98%	1.9%	9.4%	1.6	1.2
2005	25	205	230	87%	1.2%	5.2%	0.3	0.9
All other years	24	504	528	58%	0.9%	2.2%	0.1	0.6

(1)	See endnote (5) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

136	Freddie Mac

Table 52 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of December 31, 2010 and 2009.

Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	December 31, 2010
	Current LTV Ratio(1) ≤ 80			Current LTV Ratio(1) of 81-100			Current LTV Ratio(1) > 100			Current LTV Ratio(1) All Loans
			Serious			Serious			Serious			Serious
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	1.1%	6.2%	8.6%	0.8%	12.1%	15.1%	0.9%	26.4%	27.5%	2.8%	12.9%	15.1%
15- year amortizing fixed rate	0.2	1.7	4.6	<0.1	3.0	11.8	<0.1	5.4	22.2	0.2	1.8	5.1
ARMs/adjustable rate(4)	0.1	6.5	12.2	<0.1	8.6	18.4	<0.1	9.6	28.6	0.1	7.6	16.9
Interest only(5)	<0.1	0.5	17.6	0.1	0.4	25.3	0.1	1.2	39.9	0.2	0.9	33.3
Other(6)	<0.1	2.6	3.7	<0.1	2.6	8.5	0.1	6.0	13.2	0.1	3.1	5.6
Total FICO scores < 620	1.4	4.9	7.6	0.9	11.2	15.3	1.1	23.2	27.9	3.4	10.4	13.9

FICO scores of 620 to 659
20 and 30- year or more amortizing fixed rate	2.4	3.6	5.2	1.7	7.3	9.8	1.8	18.5	20.5	5.9	8.3	10.3
15- year amortizing fixed rate	0.6	0.9	2.6	<0.1	1.5	7.3	<0.1	3.3	16.6	0.6	0.9	3.0
ARMs/adjustable rate(4)	0.1	0.6	6.0	0.1	1.2	13.5	0.1	3.1	25.9	0.3	1.5	13.6
Interest only(5)	<0.1	0.2	10.9	0.2	0.7	20.6	0.3	1.1	35.6	0.5	0.9	29.2
Other(6)	<0.1	1.0	2.6	<0.1	1.0	5.4	<0.1	1.1	5.3	<0.1	1.0	4.3
Total FICO scores of 620 to 659	3.1	2.7	4.5	2.0	6.6	10.3	2.2	15.6	22.0	7.3	6.5	9.9

FICO scores ≥ 660
20 and 30- year or more amortizing fixed rate	36.5	0.5	1.0	20.0	1.6	2.8	10.4	8.2	10.4	66.9	1.9	2.8
15- year amortizing fixed rate	12.5	0.1	0.4	0.9	0.2	1.4	0.1	0.6	7.3	13.5	0.1	0.5
ARMs/adjustable rate(4)	1.9	0.1	1.6	0.8	0.3	5.4	0.8	1.3	17.0	3.5	0.4	5.6
Interest only(5)	0.7	0.1	3.7	1.2	0.3	10.3	2.8	0.6	23.1	4.7	0.4	16.7
Other(6)	<0.1	0.5	2.1	<0.1	0.3	2.0	0.1	0.4	1.3	0.1	0.4	1.7
Total scores FICO ≥ 660	51.6	0.4	0.8	22.9	1.4	3.1	14.2	6.5	12.6	88.7	1.3	2.7

Total of FICO scores not available	0.4	3.0	4.6	0.1	8.2	11.9	0.1	17.0	23.7	0.6	4.1	8.8

All FICO scores
20 and 30- year or more amortizing fixed rate	40.2	1.0	1.6	22.6	2.6	3.9	13.2	11.0	13.1	76.0	2.9	4.0
15- year amortizing fixed rate	13.3	0.2	0.6	0.9	0.3	2.0	0.2	1.1	8.8	14.4	0.2	0.8
ARMs/adjustable rate(4)	2.1	0.4	2.4	1.0	0.8	7.0	0.9	2.0	18.7	4.0	0.8	6.7
Interest only(5)	0.7	0.1	4.5	1.3	0.3	11.7	3.2	0.7	24.9	5.2	0.5	18.4
Other(6)	0.2	5.0	9.3	0.1	5.6	8.6	0.1	5.1	7.3	0.4	5.2	8.6

Total Single-Family Credit Guarantee Portfolio(7)	56.5%	0.7%	1.4%	25.9%	2.4%	4.3%	17.6%	8.9%	14.9%	100.0%	2.1%	3.8%

By Region(8)

FICO scores < 620:
North Central	0.2%	4.7%	7.1%	0.2%	10.5%	13.7%	0.2%	22.2%	22.5%	0.6%	10.9%	13.0%
Northeast	0.5	5.7	9.4	0.3	14.3	19.9	0.2	30.0	30.5	1.0	10.7	14.5
Southeast	0.2	4.9	8.4	0.2	10.9	15.5	0.3	21.4	31.9	0.7	10.7	16.4
Southwest	0.3	4.5	5.9	0.1	10.4	12.7	0.1	24.7	24.1	0.5	7.6	9.2
West	0.2	4.0	5.6	0.1	8.5	13.5	0.3	22.8	28.0	0.6	12.3	15.8
Total FICO scores < 620	1.4	4.9	7.6	0.9	11.2	15.3	1.1	23.2	27.9	3.4	10.4	13.9

FICO scores of 620 to 659
North Central	0.6	2.7	4.3	0.4	6.4	9.6	0.4	14.5	16.6	1.4	6.6	8.9
Northeast	0.9	2.9	5.4	0.6	8.4	13.7	0.3	20.3	23.2	1.8	6.4	9.6
Southeast	0.5	2.8	5.3	0.4	6.0	10.0	0.6	13.7	25.5	1.5	6.6	12.1
Southwest	0.6	2.6	3.4	0.3	6.1	8.1	0.1	15.2	15.3	1.0	4.5	5.6
West	0.5	2.1	3.5	0.3	5.6	9.6	0.8	16.7	23.7	1.6	8.5	12.7
Total FICO scores of 620 to 659	3.1	2.7	4.5	2.0	6.6	10.3	2.2	15.6	22.0	7.3	6.5	9.9

FICO scores ≥ 660
North Central	8.9	0.3	0.7	4.9	1.4	2.8	2.3	5.4	7.9	16.1	1.2	2.1
Northeast	15.0	0.4	1.0	5.6	2.1	4.4	1.5	8.7	12.0	22.1	1.1	2.1
Southeast	7.4	0.4	1.2	4.1	1.2	3.0	3.6	5.0	15.1	15.1	1.4	4.1
Southwest	7.3	0.4	0.7	2.9	1.3	2.3	0.3	5.3	6.8	10.5	0.7	1.2
West	13.0	0.3	0.6	5.4	1.2	2.7	6.5	7.8	13.8	24.9	2.1	3.9
Total FICO scores ≥ 660	51.6	0.4	0.8	22.9	1.4	3.1	14.2	6.5	12.6	88.7	1.3	2.7

Total of FICO scores not available	0.4	3.0	4.6	0.1	8.2	11.9	0.1	17.0	23.7	0.6	4.1	8.8

All FICO scores
North Central	9.6	0.6	1.2	5.6	2.3	3.9	3.0	8.1	10.5	18.2	2.0	3.1
Northeast	16.6	0.8	1.6	6.4	3.3	6.0	2.0	12.5	15.4	25.0	1.9	3.2
Southeast	8.2	0.9	1.9	4.7	2.2	4.3	4.5	7.4	17.8	17.4	2.4	5.6
Southwest	8.2	0.8	1.2	3.4	2.4	3.6	0.5	10.0	10.9	12.1	1.5	2.1
West	13.9	0.4	0.9	5.8	1.6	3.4	7.6	9.4	15.5	27.3	2.7	4.7

Total Single-Family Credit Guarantee Portfolio(7)	56.5%	0.7%	1.4%	25.9%	2.4%	4.3%	17.6%	8.9%	14.9%	100.0%	2.1%	3.8%

137	Freddie Mac

	December 31, 2009
	Current LTV Ratio(1) ≤ 80			Current LTV Ratio(1) of 81-100			Current LTV Ratio(1) > 100			Current LTV Ratio(1) All Loans
			Serious			Serious			Serious			Serious
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	1.2%	4.0%	9.5%	0.9%	7.2%	16.6%	0.9%	14.9%	29.1%	3.0%	7.5%	16.2%
15- year amortizing fixed rate	0.2	1.0	4.4	<0.1	1.4	11.4	<0.1	1.9	18.6	0.2	1.0	5.0
ARMs/adjustable rate(4)	0.1	4.6	12.2	<0.1	4.9	19.9	0.1	5.2	29.7	0.2	4.8	17.6
Interest only(5)	<0.1	0.2	17.9	0.1	0.2	27.1	0.1	0.8	44.2	0.2	0.5	35.4
Other(6)	<0.1	2.3	3.9	<0.1	1.8	7.5	<0.1	2.1	11.9	<0.1	2.2	5.4
Total FICO scores < 620	1.5	3.2	8.2	1.0	6.5	16.8	1.1	12.8	29.7	3.6	6.0	14.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed rate	2.5	2.1	5.3	1.9	3.7	10.0	1.8	8.3	20.4	6.2	4.1	10.3
15- year amortizing fixed rate	0.6	0.5	2.6	0.1	0.5	5.9	<0.1	1.4	11.9	0.7	0.5	2.9
ARMs/adjustable rate(4)	0.2	0.3	6.0	0.1	0.5	13.1	0.1	1.6	25.0	0.4	0.7	13.1
Interest only(5)	0.1	0.1	11.9	0.1	0.3	21.3	0.4	0.5	38.1	0.6	0.4	29.7
Other(6)	<0.1	0.9	2.3	<0.1	0.8	5.5	<0.1	0.6	4.0	<0.1	0.7	3.6
Total FICO scores of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.8	22.3	7.9	3.2	10.1

FICO scores ≥ 660:
20 and 30- year or more amortizing fixed rate	36.2	0.3	1.0	19.3	0.6	2.8	10.2	2.2	9.4	65.7	0.6	2.6
15- year amortizing fixed rate	11.3	—	0.4	1.0	0.1	1.3	0.2	0.2	4.9	12.5	<0.1	0.5
ARMs/adjustable rate(4)	1.8	—	1.7	0.9	0.1	5.6	0.8	0.6	16.0	3.5	0.2	5.6
Interest only(5)	1.2	—	3.4	1.8	0.1	9.6	3.1	0.3	24.2	6.1	0.2	15.7
Other(6)	<0.1	0.4	2.0	<0.1	0.2	1.5	0.1	0.2	1.3	0.1	0.2	1.5
Total FICO scores ≥ 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total of FICO scores not available	0.4	1.9	4.8	0.1	3.8	14.1	0.1	8.2	28.9	0.6	2.5	7.5

All FICO scores:
20 and 30- year or more amortizing fixed rate	40.3	0.6	1.7	22.0	1.2	4.1	12.9	4.0	12.5	75.2	1.3	4.0
15- year amortizing fixed rate	12.1	0.1	0.6	1.1	0.1	1.9	0.2	0.4	6.1	13.4	0.1	0.7
ARMs/adjustable rate(4)	2.0	0.3	2.6	1.1	0.4	7.2	1.1	0.9	17.9	4.2	0.5	6.7
Interest only(5)	1.3	—	4.2	2.0	0.1	11.2	3.6	0.3	26.4	6.9	0.2	17.6
Other(6)	0.1	2.5	10.5	0.1	2.2	10.2	0.1	2.0	8.6	0.3	2.3	10.0

Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

By Region(8)

FICO scores <620:
North Central	0.2%	3.2%	7.9%	0.3%	6.5%	14.8%	0.2%	12.8%	23.6%	0.7%	6.8%	14.2%
Northeast	0.5	3.3	9.4	0.2	7.4	20.3	0.2	14.5	30.4	0.9	5.7	14.7
Southeast	0.3	3.3	9.1	0.2	6.8	18.0	0.3	12.4	33.6	0.8	6.3	17.0
Southwest	0.3	3.4	6.5	0.1	6.5	13.3	0.1	13.9	22.0	0.5	5.3	9.8
West	0.2	2.5	7.3	0.2	4.3	18.3	0.3	11.5	34.8	0.7	5.9	18.7
Total FICO scores < 620	1.5	3.2	8.2	1.0	6.5	16.8	1.1	12.8	29.7	3.6	6.0	14.9

FICO scores of 620 to 659:
North Central	0.5	1.5	4.5	0.5	3.4	9.6	0.5	6.9	16.5	1.5	3.5	9.2
Northeast	1.0	1.5	5.0	0.5	3.7	12.3	0.4	7.7	21.3	1.9	2.9	8.9
Southeast	0.7	1.7	5.5	0.4	3.2	11.3	0.6	6.4	26.0	1.7	3.3	12.2
Southwest	0.6	1.9	3.6	0.4	3.2	8.0	0.1	6.9	13.6	1.1	2.8	5.8
West	0.6	1.2	4.3	0.4	2.3	12.5	0.7	6.7	27.5	1.7	3.3	13.9
Total FICO scores of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.8	22.3	7.9	3.2	10.1

FICO scores ≥ 660:
North Central	8.3	0.2	0.8	5.1	0.5	2.7	2.7	1.6	7.0	16.1	0.4	2.1
Northeast	14.3	0.1	0.8	5.4	0.6	3.7	1.9	2.0	10.0	21.6	0.3	1.9
Southeast	7.8	0.2	1.2	4.1	0.5	3.6	3.4	1.5	14.6	15.3	0.5	4.0
Southwest	6.8	0.2	0.7	3.2	0.5	2.0	0.6	1.4	4.9	10.6	0.3	1.2
West	13.3	0.1	0.7	5.2	0.3	3.9	5.8	1.9	15.6	24.3	0.5	4.2
Total FICO scores ≥ 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total of FICO scores not available	0.4	1.9	4.8	0.1	3.8	14.1	0.1	8.2	28.9	0.6	2.5	7.5

All FICO scores:
North Central	9.1	0.4	1.3	5.8	1.1	3.9	3.4	3.2	9.8	18.3	1.0	3.2
Northeast	16.0	0.4	1.5	6.2	1.2	5.4	2.4	3.9	13.5	24.6	0.8	3.0
Southeast	8.8	0.5	2.0	4.8	1.1	5.2	4.3	3.1	17.8	17.9	1.1	5.6
Southwest	7.7	0.6	1.3	3.8	1.1	3.4	0.8	3.8	8.6	12.3	0.9	2.2
West	14.2	0.2	1.1	5.7	0.6	5.0	7.0	2.9	17.8	26.9	0.9	5.3

Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 51 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans.
(6)	Consist of FHA/VA and USDA Rural Development product types.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

138	Freddie Mac

The table below presents delinquency and default rate information for our single-family credit guarantee portfolio based on year of origination.

Table 53 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	December 31,
	2010			2009			2008
		Serious	Foreclosure and		Serious	Foreclosure and		Serious	Foreclosure and
	Percentage	Delinquency	Short Sale	Percentage	Delinquency	Short Sale	Percentage	Delinquency	Short Sale
Year of Loan Origination	of Portfolio	Rate	Rate(1)	of Portfolio	Rate	Rate(1)	of Portfolio	Rate	Rate(1)

2010	18%	0.05%	—%	—%	—%	—%	—%	—%	—%
2009	21	0.26	0.04	23	0.05	—	—	—	—
2008	9	4.89	1.26	12	3.38	0.37	15	0.56	0.02
2007	11	11.63	4.92	14	10.47	2.24	19	3.46	0.63
2006	9	10.46	5.00	11	9.35	2.70	15	3.50	1.14
2005	10	6.04	2.95	12	5.24	1.63	15	2.05	0.79
2004 and prior	22	2.46	0.88	28	2.20	0.69	36	1.08	0.48

Total	100%	3.84%		100%	3.98%		100%	1.83%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to December 31, 2010, 2009, and 2008, respectively, divided by the number of loans in our single-family credit guarantee portfolio.

At December 31, 2010, approximately 29% of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2008, 2007 or 2006, which experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in 2006 through 2008; and (c) an environment of decreasing home sales and broadly declining home prices in the period shortly following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products. Our single-family credit guarantee portfolio was positively affected by refinance activity in 2010 and 2009 as the UPB of loans originated for these years comprised 39% of this portfolio as of December 31, 2010. Approximately 95% and 99% of the loans we purchased in our single-family credit guarantee portfolio in 2010 and 2009, respectively, were amortizing fixed-rate mortgage products.

Our multifamily mortgage portfolio delinquency rate increased during 2010, rising to 0.26% at December 31, 2010 from 0.20% at December 31, 2009, due to weakness in certain markets. The delinquency rates for loans in our multifamily mortgage portfolio are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to their becoming delinquent or providing temporary relief through loan modifications. While major multifamily market fundamentals improved on a national basis during 2010, improvements in loan performance have historically lagged improvements in broader economic and market trends during market recoveries. As a result, we may continue to experience elevated credit losses in the first half of 2011, even if market conditions continue to improve. The majority of multifamily loans included in our multifamily mortgage portfolio delinquency rates are credit-enhanced loans for which we believe the credit enhancement will reduce our expected losses. Market fundamentals for multifamily properties that we monitor in Nevada, Arizona, and Georgia continued to be challenging during 2010. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. There were no loans three monthly payments or more past due for which we continued to accrue interest during the year ended December 31, 2010.

We classify TDRs as those loans in which we have modified the loan and granted the borrower a concession. TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification.

139	Freddie Mac

Table 54 provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 54 — Non-Performing Assets(1)

	December 31,
	2010	2009	2008	2007	2006
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming or less than three monthly payments past due	$26,612	$711	$484	$282	$323
Seriously delinquent	3,144	477	163	67	87
Multifamily TDRs	911	229	150	167	216

Total TDRs	30,667	1,417	797	516	626
Other single-family non-performing loans(2)(3)	84,272	12,106	5,590	5,842	3,335
Other multifamily non-performing loans(4)	1,750	1,196	197	188	257

Total non-performing mortgage loans — on balance sheet	116,689	14,719	6,584	6,546	4,218

Non-performing mortgage loans — off-balance sheet:
Single-family loans(3)	1,450	85,395	36,718	7,786	2,718
Multifamily loans	198	178	63	51	82

Total non-performing mortgage loans — off-balance sheet	1,648	85,573	36,781	7,837	2,800

Real estate owned, net	7,068	4,692	3,255	1,736	743

Total non-performing assets	$125,405	$104,984	$46,620	$16,119	$7,761

Loan loss reserves as a percentage of our non-performing mortgage loans	33.7%	33.8%	36.0%	19.6%	8.8%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.4%	5.2%	2.4%	0.9%	0.5%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s serious delinquency.
(3)	The significant increase in other single-family non-performing loans — on balance sheet and the significant decrease in the non-performing single-family mortgage loans off-balance sheet from December 31, 2009 to December 31, 2010 is primarily related to the adoption of amendments of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(4)	Of this amount, $1.6 billion and $1.1 billion were current at December 31, 2010 and 2009, respectively.

The amount of non-performing assets increased to approximately $125.4 billion as of December 31, 2010, from $105.0 billion at December 31, 2009, primarily due to continued high transition of loans into serious delinquency, which led to higher volumes of loan modifications and, consequently, a rise in the number of loans categorized as TDRs. Serious delinquencies have remained high due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers in building capacity to service high volumes of problem loans. The UPB of loans categorized as TDRs increased to $30.7 billion at December 31, 2010 from $1.4 billion as of December 31, 2009, largely due to a significant increase in loan modifications during 2010 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. Many of the TDRs during 2010 were loan modifications under HAMP, but an increasing number of our non-HAMP modifications have similar changes in terms, excluding forbearance of principal amounts. We expect the number of non-HAMP modifications to continue to increase in 2011. We expect our non-performing assets, including loans deemed to be TDRs, to increase in 2011.

Table 55 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of

140	Freddie Mac

regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 55 — REO Activity by Region(1)

	December 31,
	2010	2009	2008
	(number of properties)

REO Inventory
Beginning property inventory	45,052	29,346	14,394
Adjustment to beginning balance(2)	1,340	—	—
Properties acquired by region:
Northeast	11,022	7,529	5,125
Southeast	35,409	19,255	10,725
North Central	29,550	19,946	13,678
Southwest	14,092	8,942	5,686
West	36,843	29,440	15,317

Total properties acquired	126,916	85,112	50,531

Properties disposed by region:
Northeast	(8,490)	(5,663)	(3,846)
Southeast	(26,082)	(15,678)	(8,239)
North Central	(22,349)	(15,549)	(10,548)
Southwest	(11,044)	(7,142)	(5,155)
West	(33,250)	(25,374)	(7,791)

Total properties disposed	(101,215)	(69,406)	(35,579)

Ending property inventory	72,093	45,052	29,346

(1)	See endnote (8) to “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting standard for consolidation of VIEs on January 1, 2010.

Our REO property inventory increased 60% during 2010 and 54% during 2009, in part due to increased levels of foreclosures associated with borrowers that did not qualify for or that did not successfully complete a modification or short sale. During 2009, we experienced a significant increase in the number of seriously delinquent loans in our single-family credit guarantee portfolio. However, due to the effect of HAMP, our suspensions of foreclosure transfers and other programs, many of these loans did not transition to REO until 2010 or have not yet transitioned to REO. We expect our REO acquisitions to continue to increase in 2011. However, the pace of our REO acquisitions slowed during the fourth quarter of 2010 and could continue to be affected by delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices. We temporarily suspended certain foreclosure proceedings, REO sales and eviction proceedings for our REO properties for certain servicers in the fourth quarter of 2010 due to these concerns, but we resumed REO sales in November 2010.

As discussed in “Loan Workout Activities,” we have implemented several initiatives designed to assist troubled borrowers avoid foreclosure. We temporarily suspended foreclosure transfers in 2009 on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, for seriously delinquent borrowers, we continued with steps in the foreclosure process up to, but stopping short of, a foreclosure sale of the property. The MHA Program restricts foreclosure activities when a borrower is being evaluated for HAMP and during a borrower’s trial period. Our suspension or delay of foreclosure transfers and any delay in foreclosures that might be imposed by regulatory or governmental agencies result in a temporary decline in REO acquisitions and slow the rate of growth of our REO inventory. In July 2008, we also extended the period of time in which we required seller/servicers to complete the foreclosure process on our loans. This was done with respect to certain states where the normal timeframe for foreclosure is relatively short, and was intended to provide more time to evaluate the possibilities for a loan workout solution. Due to temporary suspensions and other factors, the average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years. The nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 448 days and 370 days for foreclosures completed during 2010 and 2009, respectively.

Our single-family REO acquisitions during 2010 and 2009 were most significant in the states of California, Florida, Arizona, Michigan, Georgia, and Illinois. The West region represented approximately 29% of the new REO acquisitions during 2010, based on the number of units, and the highest concentration in that region is in California. At December 31, 2010, our REO inventory in California comprised 11% of total REO property inventory, based on the number of properties. Although we have increased our resource capacity necessary to maintain and dispose of the progressive increase in our REO acquisitions and inventory over the last two years, we are limited in our disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. A portion of our REO properties are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have begun the

141	Freddie Mac

process of eviction. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of December 31, 2010, 2009 and 2008, approximately 28%, 35% and 23%, respectively, of our REO property inventory were not marketable due to the above conditions. For these and other reasons, the average holding period of our REO property varies significantly in different geographical areas. As of December 31, 2010 and 2009, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 3.4% and 1.6%, respectively.

Although the composition of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 5% and 6%, respectively, at December 31, 2010, the percentage of our REO acquisitions in 2010 that had been secured by either of these loan types represented approximately 39% of our total REO acquisitions, based on loan amount prior to acquisition.

We expanded our methods for REO sales during 2010, including the expanded use of REO auctions and bulk sale transactions of properties in certain geographical areas. In addition, in certain locations we have offered REO properties for purchase by Neighborhood Stabilization Program grant recipients prior to listing the properties for sale to the general public. For the first 15 days following listing, we also offer most of our REO properties exclusively to Neighborhood Stabilization Program grant recipients and purchasers who intend to occupy the properties.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information.

Table 56 summarizes our loan loss reserves activity for held-for-investment mortgage loans recognized on our consolidated balance sheets and underlying Freddie Mac mortgage-related securities and other guarantee commitments, in total.

Table 56 — Loan Loss Reserves Activity(1)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions)

Total loan loss reserves:
Beginning balance	$33,857	$15,618	$2,822	$619	$548
Adjustments to beginning balance(2)	(186)	—	—	—	—
Provision for credit losses	17,218	29,530	16,432	2,854	296
Charge-offs, gross(3)	(16,322)	(9,402)	(3,072)	(376)	(313)
Recoveries(3)	3,363	2,088	779	239	166
Transfers, net(4)	1,996	(3,977)	(1,343)	(514)	(78)

Ending balance	$39,926	$33,857	$15,618	$2,822	$619

Components of Loan Loss Reserves:
Single-family	$39,098	$33,026	$15,341	$2,760	$592
Multifamily	$828	$831	$277	$62	$27
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	2.03%	1.69%	0.81%	0.16%	0.04%

(1)	Consists of reserves for loans held-for-investment and those underlying Freddie Mac mortgage-related securities and other guarantee commitments.
(2)	Adjustments relate to the adoption of accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(3)	Charge-offs represent the amount of the UPB of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure transfer or a short sale or deed-in-lieu transaction. Charge-offs exclude $528 million, $280 million, $377 million, and $156 million for the years ended December 31, 2010, 2009, 2008, and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (c) net amounts attributable to recapitalization of past due interest on modified mortgage loans. See “Institutional Credit Risk — Mortgage Seller/Servicers” for more information about our agreements with our seller/servicers in 2010, including GMAC Mortgage, LLC, Bank of America, N.A., and certain of their affiliates.

See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses.

142	Freddie Mac

Credit Loss Performance

Many loans that are seriously delinquent or in foreclosure result in credit losses. Table 57 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 57 — Credit Loss Performance

	December 31,
	2010	2009	2008
	(dollars in millions)

REO
REO balances, net:
Single-family	$6,961	$4,661	$3,208
Multifamily	107	31	47

Total	$7,068	$4,692	$3,255

REO operations (income) expense:
Single-family	$676	$287	$1,097
Multifamily	(3)	20	—

Total	$673	$307	$1,097

Charge-offs
Single-family:
Charge-offs, gross(1) (including $16.2 billion, $9.4 billion and $3.1 billion relating to loan loss reserves, respectively)	$16,746	$9,661	$3,441
Recoveries(2)	(3,362)	(2,088)	(779)

Single-family, net	13,384	7,573	2,662

Multifamily:
Charge-offs, gross(1) (including $104 million, $21 million and $8 million relating to loan loss reserves, respectively)	104	21	8
Recoveries(2)	(1)	—	—

Multifamily, net	103	21	8

Total Charge-offs:
Charge-offs, gross(1) (including $16.3 billion, $9.4 billion and $3.1 billion relating to loan loss reserves, respectively)	16,850	9,682	3,449
Recoveries (2)	(3,363)	(2,088)	(779)

Total Charge-offs, net	$13,487	$7,594	$2,670

Credit losses(3)
Single-family	$14,060	$7,860	$3,759
Multifamily	100	41	8

Total	$14,160	$7,901	$3,767

Total (in bps)(4)	72.7	40.8	20.1

(1)	Represent the amount of the UPB of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of operations.
(4)	Calculated as credit losses divided by the average balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We record charge-offs at the time we take ownership of a property through foreclosure, and any delays in the foreclosure process could reduce the rate at which seriously delinquent loans proceed to foreclosure, and would delay our recognition of charge-offs. We expect our credit losses to increase in 2011, as our short sale and REO acquisition volumes will likely remain high, because the level of seriously delinquent loans and pending foreclosures remains elevated and market conditions, such as home prices and the rate of home sales, continue to remain weak. However, our realization of credit losses could be delayed due to the concerns about deficiencies in foreclosure documentation practices.

As discussed in “Loan Workout Activities,” we implemented several suspensions in foreclosure transfers of owner-occupied homes during certain periods of 2008 and 2009, and some servicers implemented suspensions in 2010, all of which affected our charge-off and REO operations expenses. Any suspension or delays of foreclosure transfers, including as a result

143	Freddie Mac

of concerns about foreclosure documentation practices, and any imposed delays in the foreclosure process by regulatory or governmental agencies will cause a delay in our recognition of credit losses.

Table 58 provides detail by region for charge-offs. Regional charge-off trends generally follow a pattern that is similar to, but lags, that of regional serious delinquency trends.

Table 58 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2010			2009			2008
	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,
	gross	Recoveries(2)	net	gross	Recoveries(2)	net	gross	Recoveries(2)	net
	(in millions)

Northeast	$1,367	$(318)	$1,049	$854	$(194)	$660	$353	$(86)	$267
Southeast	4,311	(1,005)	3,306	2,124	(557)	1,567	693	(193)	500
North Central	2,638	(694)	1,944	1,502	(393)	1,109	689	(191)	498
Southwest	761	(288)	473	484	(169)	315	234	(82)	152
West	7,669	(1,057)	6,612	4,697	(775)	3,922	1,472	(227)	1,245

Total	$16,746	$(3,362)	$13,384	$9,661	$(2,088)	$7,573	$3,441	$(779)	$2,662

(1)	See endnote (8) to “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and foreclosure transfers on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements. Recoveries of charge-offs through credit enhancements are limited in many instances to amounts less than the full amount of the loss.

Single-family charge-offs, gross, for 2010 increased to $16.7 billion compared to $9.7 billion for 2009, primarily due to an increase in the volume of foreclosure transfers and short sales and continued weakness of residential real estate markets. The severity of charge-offs increased slightly in 2010 due to overall declines in housing markets resulting in higher per-property losses, but was more stable than we experienced in 2009. Our per-property loss severity during 2010 continued to be greatest in those states that experienced significant increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. California also accounted for 16% of loans in our single-family credit guarantee portfolio as of December 31, 2010, and comprised approximately 26% of our total credit losses in 2010. In addition, although Alt-A loans comprised approximately 6% and 8% of our single-family credit guarantee portfolio as of December 31, 2010 and 2009, respectively, these loans accounted for approximately 37% and 44% of our credit losses during 2010 and 2009, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on severity rates, and see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since the real estate market has already experienced significant home price declines since 2006 and we experienced significant growth in actual credit losses during 2009 and 2010, our portfolio’s market value has been less sensitive to additional 5% declines in home prices during 2010 for purposes of this analysis. As shown in the analysis below, the NPV impact of expected credit losses resulting from a 5% home price shock declined significantly in the first half of 2010, primarily due to the impacts of a decline in interest rates and actual losses realized during that period. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. Our quarterly credit risk sensitivity estimates are as follows:

144	Freddie Mac

Table 59 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)

At:
December 31, 2010	$9,926	54.9 bps	$9,053	50.0 bps
September 30, 2010	$9,099	49.5 bps	$8,187	44.6 bps
June 30, 2010	$8,327	44.5 bps	$7,445	39.8 bps
March 31, 2010(5)	$10,228	54.4 bps	$9,330	49.6 bps
December 31, 2009	$12,646	67.4 bps	$11,462	61.1 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
(5)	Credit loss projections in this sensitivity analysis beginning as of March 31, 2010 declined, in part, because as of March 31, 2010, we adjusted our model used in this analysis for both serious delinquency and loss severity projections. The enhanced model reduces our serious delinquency projections for loans that are at least one year of age based on the mortgage product type, borrower’s credit score and other attributes. Other changes to the model included incorporating recent delinquency experiences to better forecast serious delinquencies for fixed coupon Alt-A mortgages. Severity assumptions for certain loans with reduced documentation, regardless of whether the loan has a fixed or variable coupon, were increased based on our experience with these loans.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Risk types have become increasingly inter-related such that an operational breakdown, can result in a credit or market related event or loss. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies or turnover in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely and reliable financial reporting, or result in other adverse consequences.

Our business decision-making, risk management and financial reporting are highly dependent on our use of models. In recent periods, external market factors have contributed to increased risk associated with the use of these models. We are taking certain actions to address our model oversight and governance process, including clarifying roles, aligning model resources and providing more transparency to management over model issues and changes.

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

In order to manage the risk of inaccurate or unreliable valuations of our financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. For more information on the controls in our valuation process, see “FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement.”

Announcements in the fall of 2010 of deficiencies in foreclosure documentation by several large seller/servicers and designated counsel firms have raised various concerns relating to foreclosure practices. The integrity of the foreclosure process is critical to our business, and our financial results could be adversely affected by deficiencies in the conduct of that process. For further information about foreclosure documentation deficiencies and our other operational risks, see “RISK FACTORS — Operational Risks.”

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2010. As of December 31, 2010, we had one material weakness which remained unremediated related to conservatorship, causing us to conclude that both our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2010. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. In view of our mitigating activities related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2010 have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

145	Freddie Mac

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities, including securities issued by our consolidated trusts; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or seriously delinquent loans from PC pools.

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

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $12.5 billion in cash from Treasury pursuant to draws under the Purchase Agreement during 2010.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

We may require cash in order to fulfill our mortgage purchase commitments. Historically, we fulfilled our purchase commitments related to our mortgage purchase flow business primarily by swap transactions, whereby our customers exchanged mortgage loans for PCs, rather than through cash outlays. However, it is at the discretion of the seller, subject to limitations imposed by the contract governing the commitment, whether the purchase commitment is fulfilled through a swap transaction or with cash. We provide liquidity to our seller/servicers through our cash purchase program. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. See “OFF-BALANCE SHEET ARRANGEMENTS” for additional information regarding our mortgage purchase commitments.

We make extensive use of the Fedwire system in our business activities. The Federal Reserve requires that we fully fund our account in the Fedwire system to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. We routinely use an open line of credit with a third party, which provides intraday liquidity to fund our activities through the Fedwire system. This line of credit is an uncommitted intraday loan facility. As a result, while we expect to continue to use the facility, we may not be able to draw on it, if and when needed. This line of credit requires that we post collateral that, in certain circumstances, the secured party has the right to repledge to other third parties, including the Federal Reserve Bank. As of December 31, 2010, we pledged approximately $10.5 billion of securities to this secured party. See “NOTE 8: INVESTMENTS IN SECURITIES — Collateral Pledged” for further information.

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

We are required to pledge collateral to third parties in connection with secured financing and daily trade activities. In accordance with contracts with certain derivative counterparties, we post collateral to those counterparties for derivatives in a net loss position, after netting by counterparty, above agreed-upon posting thresholds. See “NOTE 8: INVESTMENTS IN SECURITIES — Collateral Pledged” for information about assets we pledge as collateral.

We are involved in various legal proceedings, including those discussed in “LEGAL PROCEEDINGS,” which may result in a use of cash in order to settle claims or pay certain costs.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, without access to short- and long-term unsecured debt markets. We also actively manage the concentration

146	Freddie Mac

of debt maturities and closely monitor our monthly maturity profile. Under these practices and policies, we maintain a backup core reserve portfolio of liquid non-mortgage securities designed to provide additional liquidity in the event of a liquidity crisis.

Our liquidity management policies provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- or long-term unsecured debt markets. At least 50% of such amount, which is based on the average daily 35-day cash liquidity needs of the preceding three months, must be held: (a) in U.S. Treasury securities with remaining maturities of five years or less or other U.S. government-guaranteed securities with remaining maturities of one year or less; or (b) as uninvested cash at the Federal Reserve Bank of New York;

•	maintain a portfolio of liquid, high quality marketable non-mortgage-related securities with a market value of at least $10 billion, exclusive of the 35-day cash requirement discussed above. The portfolio must consist of securities with maturities greater than 35 days. The credit quality of these investments is monitored by our risk management group on a daily basis;

•	limit the proportion of debt maturing within the next year. We actively manage the composition of short-and long-term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce the risk that we will be unable to refinance our debt as it comes due; and

•	maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any one day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets. This is based on a daily forecast of all existing contractual cash obligations over the following 365 calendar days.

No more than an aggregate of $10 billion of market value may be held in U.S. Treasury notes with remaining maturities of between one and five years to satisfy the short-term liquidity requirements described above.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

Throughout 2010, we complied with all liquidity requirements under these policies. Furthermore, the majority of funds for covering our short-term cash liquidity needs are invested in short-term assets with a rating of A-1/P-1 or AAA, as appropriate. In the event of a downgrade of a position, our credit governance policies require us to exit from the position within a specified period.

To facilitate cash management, we forecast cash outflows. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Notwithstanding these practices, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our business may be adversely affected by limited availability of financing and increased funding costs.”

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

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. If we do not have a capital surplus (i.e., positive net worth) at the end of 2012, then the amount of funding available after 2012 will be $149.3 billion ($200 billion funding commitment reduced by cumulative draws for net worth deficits through December 31, 2009). In the event we have a capital surplus at the end of 2012, then the amount of funding available after 2012 will depend on the size of that surplus relative to cumulative draws needed for deficits during 2010 to 2012, as follows:

•	If the year-end 2012 surplus is lower than the cumulative draws needed for 2010 to 2012, then the amount of available funding is $149.3 billion less the surplus.

•	If the year-end 2012 surplus exceeds the cumulative draws for 2010 to 2012, then the amount of available funding is $149.3 billion less the amount of those draws.

147	Freddie Mac

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at December 31, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.7 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the UPB of total new business purchases, and allocate or transfer such amount to: (a) HUD to fund a Housing Trust Fund established and managed by HUD; and (b) a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In November 2008, FHFA advised us that it had suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice.

We are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement. Treasury waived the fee for the first quarter of 2011. The amount of the fee has not yet been established and could be substantial.

For more information on these actions, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision.”

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at December 31, 2010 that FHFA will submit on our behalf, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.42 billion to $6.47 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.6 billion in cash on the senior preferred stock on December 31, 2010 at the direction of our Conservator. We have paid cash dividends to Treasury of $10.0 billion to date, an amount equal to 16% of our aggregate draws under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could also contribute to future draws if the fee is not waived in the future. Treasury has waived the fee for the first quarter of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment.

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

Other Debt Securities

We fund our business activities primarily through the issuance of short- and long-term debt. Competition for funding can vary with economic, financial market, and regulatory environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

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

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during 2010, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost

148	Freddie Mac

debt. Our short-term debt was 28% of outstanding other debt on December 31, 2010, as compared to 31% and 30% at December 31, 2009 and September 30, 2010, respectively.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $1.08 trillion in 2010 and will be $972 billion in 2011. We also cannot become liable for any subordinated indebtedness without the prior written consent of Treasury.

As of December 31, 2010, we estimate that the par value of our aggregate indebtedness for purposes of the debt limit imposed by the Purchase Agreement totaled $728.2 billion, which was approximately $351.8 billion below the applicable limit of $1.08 trillion. Under the Purchase Agreement, the amount of our “indebtedness” is determined based on par value, without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, our aggregate indebtedness for this purpose excludes debt securities of consolidated trusts held by third parties. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 60 summarizes the par value of other debt securities we issued, based on settlement dates, during 2010 and 2009.

Table 60 — Other Debt Security Issuances by Product, at Par Value(1)

	Year Ended December 31,
	2010	2009
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$481,853	$590,697
Medium-term notes — callable	1,500	7,780
Medium-term notes — non-callable(2)	1,364	11,886

Total other short-term debt	484,717	610,363
Other long-term debt:
Medium-term notes — callable(3)	219,847	193,580
Medium-term notes — non-callable	74,487	99,099
U.S. dollar Reference Notes® securities — non-callable	36,500	56,000

Total other long-term debt	330,834	348,679

Total other debt issued	$815,551	$959,042

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $1.4 billion and $536 million of medium-term notes — non-callable issued for the years ended December 31, 2010 and 2009, respectively, which were accounted for as debt exchanges.
(3)	Includes $0 million and $25 million of medium-term notes — callable issued for the years ended December 31, 2010 and 2009, respectively, which were accounted for as debt exchanges.

Other Short-Term Debt

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

Other Long-Term Debt

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

149	Freddie Mac

Reference Notes® Securities

Reference Notes® securities are regularly issued, U.S. dollar denominated, non-callable fixed-rate securities, which we generally issue with original maturities ranging from two through ten years. We have also issued €Reference Notes® securities denominated in Euros, which remain outstanding, but did not issue any such securities in 2010 or 2009. We hedge our exposure to changes in foreign-currency exchange rates by entering into swap transactions that convert foreign-currency denominated obligations to U.S. dollar-denominated obligations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks” for more information.

The investor base for our debt is predominantly institutional. From late 2008 through the first quarter of 2010, the Federal Reserve purchased substantial amounts of our debt securities under its debt purchase program.

Subordinated Debt

During 2010 and 2009, we did not call or issue any Freddie SUBS® securities. At both December 31, 2010 and 2009, the balance of our subordinated debt outstanding was $0.7 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Other Debt Retirement Activities

We repurchase or call our outstanding medium- and long-debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets. When our debt securities become seasoned or one-time call options on our debt securities expire, they may become less liquid, which could cause their price to decline. By repurchasing debt securities, we help preserve the liquidity of our debt securities and improve their price performance, which helps to reduce our funding costs over the long-term. Our repurchase activities also help us manage the funding mismatch, or duration gap, created by changes in interest rates. For example, when interest rates decline, the expected lives of our investments in mortgage-related securities decrease, reducing the need for long-term debt. We use a number of different means to shorten the effective weighted average lives of our outstanding debt securities and thereby manage the duration gap, including retiring long-term debt through repurchases or calls; changing our debt funding mix between short-and long-term debt; or using derivative instruments, such as entering into receive-fixed swaps or terminating or assigning pay-fixed swaps. From time to time, we may also enter into transactions in which we exchange newly issued debt securities for similar outstanding debt securities held by investors. These transactions are accounted for as debt exchanges.

Table 61 provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during 2010 and 2009.

Table 61 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Year Ended December 31,
	2010	2009
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$262	$5,814
Repurchases of outstanding medium-term notes	5,301	35,795
Repurchases of outstanding Freddie SUBS® securities	—	3,875
Calls of callable medium-term notes	256,256	198,940
Exchanges of medium-term notes	1,364	551

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 62 indicates our credit ratings as of February 11, 2011.

150	Freddie Mac

Table 62 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

Effective September 7, 2008, we no longer had a “risk-to-the-government” rating from S&P because of conservatorship. Moody’s also provides a “Bank Financial Strength” rating that represents Moody’s opinion of our intrinsic safety and soundness and, as such, excludes certain external credit risks and credit support elements. Our “Bank Financial Strength” rating from Moody’s remained at “E+” as of February 11, 2011. A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $82.1 billion in the aggregate of cash and cash equivalents, federal funds sold, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2010. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2010, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

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

During 2010, the market for non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans continued to be illiquid as investor demand for these assets remained low. We expect this illiquidity to continue in the near future. These market conditions, and the continued poor credit quality of the underlying assets, limit our ability to use these investments as a significant source of funds. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information.

Cash Flows

Our cash and cash equivalents decreased approximately $27.7 billion to $37.0 billion during 2010. The adoption of the new accounting standards on transfers of financial assets and the consolidation of VIEs effective January 1, 2010 impacted the presentation of our consolidated statements of cash flows. Cash flows provided by operating activities during 2010 were $9.8 billion, primarily driven by a decrease in net purchases of held-for-sale mortgages. Cash flows provided by investing activities during 2010 were $386.6 billion, primarily resulting from net proceeds received on a higher balance of held-for-investment mortgage loans as repayments of held-for-investment mortgage loans now include both unsecuritized and securitized loans. Cash flows used for financing activities for 2010 were $424.1 billion, largely attributable to repayments, net of proceeds from issuances, of debt securities of consolidated trusts held by third parties.

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

151	Freddie Mac

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

Capital Resources

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide submissions to FHFA on both minimum and risk-based capital. See “NOTE 18: REGULATORY CAPITAL” for our minimum capital requirement, core capital, and GAAP net worth results as of December 31, 2010.

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

We are focusing our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives. In this regard, we are focused on serving our mission, helping families keep their homes, and stabilizing the economy by playing a vital role in the Obama Administration’s housing programs. However, these changes to our business objectives and strategies may conflict with maintaining positive GAAP equity. In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At December 31, 2010, our liabilities exceeded our assets under GAAP by $401 million. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $500 million, which we expect to receive by March 31, 2011. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could adversely affect our net worth, including our dividend obligation on the senior preferred stock; how long and to what extent the housing market, including home prices, remains weak, which could increase credit expenses and cause additional other-than-temporary impairments of the non-agency mortgage-related securities we hold; foreclosure prevention efforts and foreclosure processing delays, which could increase our expenses; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI; required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities; quarterly commitment fees payable to Treasury; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury; establishment of additional valuation allowances for our remaining net deferred tax asset; changes in accounting practices or standards; the effect of the MHA Program and other government initiatives; limitations on our ability to develop new products; the introduction of additional public mission-related initiatives that may adversely impact our financial results; or changes in business practices resulting from legislative and regulatory developments.

152	Freddie Mac

Given the substantial senior preferred stock dividend obligation to Treasury, which will increase with additional draws, senior preferred stock dividend payments will contribute to our future draw requests under the Purchase Agreement with Treasury.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “Liquidity — Dividend Obligation on the Senior Preferred Stock,” “BUSINESS — Executive Summary — Long-Term Financial Sustainability and Future Status” and “RISK FACTORS.”

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

Our Level 1 financial instruments consist of exchange-traded derivatives, Treasury bills, and Treasury notes, where quoted prices exist for the exact instrument in an active market.

Our Level 2 instruments generally consist of high credit quality agency securities, CMBS, non-mortgage-related asset-backed securities, FDIC guaranteed corporate medium-term notes, interest-rate swaps, option-based derivatives, and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service inputs with the value derived by comparison to recent transactions involving similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during 2010, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities

153	Freddie Mac

beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “Controls over Fair Value Measurement” for information on our validation processes.

Our valuation process and related fair value hierarchy assessments require us to make judgments regarding the liquidity of the marketplace. These judgments are based on the volume of securities traded in the marketplace, the width of bid/ask spreads and dispersion of prices on similar securities. As previously mentioned, the non-agency mortgage-related security markets continued to be illiquid during 2010. We continue to utilize the prices on such securities provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification process, ensure that the prices used to develop our financial statements are in accordance with the guidance in the accounting standards for fair value measurements and disclosures.

We also consider credit risk in the valuation of our assets and liabilities with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations. See “Consideration of Credit Risk in Our Valuation” for more information.

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

Table 63 below summarizes our assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

Table 63 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At December 31,
	2010		2009
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$232,634	30%	$384,684	37%
Trading, at fair value	60,262	5	222,250	2
Mortgage loans:
Held-for-sale, at fair value	6,413	100	2,799	100
Derivative assets, net(1)	143	—	215	1
Other assets:
Guarantee assets, at fair value	541	100	10,444	100

Total assets carried at fair value on a recurring basis(1)	$299,993	25	$620,392	25

Liabilities:
Debt securities recorded at fair value	$4,443	—%	$8,918	—%
Derivative liabilities, net(1)	1,209	3	589	3

Total liabilities carried at fair value on a recurring basis(1)	$5,652	2	$9,507	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At December 31, 2010 and 2009, we measured and recorded at fair value on a recurring basis $79.8 billion and $161.5 billion, respectively, or approximately 25% of total assets carried at fair value on a recurring basis at both dates, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at December 31, 2010 primarily consist of non-agency mortgage-related securities. At December 31, 2010 and 2009, we also measured and recorded at fair value on a recurring basis Level 3 liabilities of $0.8 billion and $0.6 billion, respectively, or 2% of total liabilities at both dates, carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities consist of certain derivative contracts in which we are in a liability position.

During 2010, our Level 3 assets decreased by $81.7 billion primarily due to the transfer of the majority of CMBS from Level 3 to Level 2 and our adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. During 2010, the CMBS market continued to improve and we observed significantly less variability in fair value quotes received from dealers and third-party pricing services. In the fourth quarter of 2010 we determined that these market conditions stabilized to a degree that we believe indicates unobservable inputs are no longer significant to the fair values of these securities. As a result, we transferred $51.3 billion of CMBS from Level 3 to Level 2. The adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs resulted in the

154	Freddie Mac

elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including: (a) certain mortgage-related securities issued by our consolidated trusts that are held by us; and (b) the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.4 billion of other Level 3 assets to Level 2 during 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

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

See “NOTE 20: FAIR VALUE DISCLOSURES — Table 20.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risk” and “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Consideration of Credit Risk in Our Valuation

We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.

For our foreign-currency denominated debt and certain other debt securities with the fair value option elected, we considered institutional credit risk as a component of the fair value determination. The changes in fair value attributable to changes in instrument-specific credit risk were primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

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

Controls over Fair Value Measurement

We employ control processes to validate the techniques and models we use to determine fair value. These processes are designed to ensure that fair value measurements are appropriate and reliable. These control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups within our Finance and Enterprise Risk Management divisions, independent of our trading and investing function, execute, validate, and review the valuation process. Additionally, the Valuation & Finance Model Committee (Valuation Committee), which includes senior representation from business areas, and our Enterprise Risk Management and Finance divisions, participates in the review and validation process.

Our control process includes performing monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. This review covers all categories of products with increased attention to higher risk/impact valuations. Validation processes are intended to ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services.

155	Freddie Mac

Where applicable, prices are back-tested by comparing the settlement prices to our fair value measurements. Analytical procedures include automated checks of prices for reasonableness based on variations from prices in previous periods, comparisons of prices to internally calculated expected prices, based on market moves, and relative value and yield comparisons based on specific characteristics of securities. To the extent that we determine that a price is outside of established parameters, we will further examine the price, including follow up discussions with the specific pricing service or dealer and ultimately not use that price if we are not able to determine that the price is valid. The prices provided to us consider the existence of credit enhancements, including monoline insurance coverage and the current lack of liquidity in the marketplace. These processes are executed prior to the use of the prices in the financial statements.

Where models are employed to assist in the measurement of fair value, all changes made to those models during the periods presented are put through the corporate model change governance process and material changes are reviewed by the Valuation Committee. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 20: FAIR VALUE DISCLOSURES — Table 20.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “RISK MANAGEMENT — Operational Risks” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for information concerning the risks associated with these models.

During 2010 and 2009, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 20: FAIR VALUE DISCLOSURES” for more information on fair values.

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

Changes in Mortgage-To-Debt OAS

The fair value of our net assets can be significantly affected from period to period by changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the basis risk represented by the impact of changes in mortgage-to-debt OAS because we generally hold a substantial portion of our mortgage assets for the long-term and we do not believe that periodic increases or decreases in the fair value of net assets arising from fluctuations in OAS will significantly affect the long-term value of our investments in mortgage loans and mortgage-related securities.

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

156	Freddie Mac

Core Management and Guarantee Fees, Net

Core management and guarantee fees, net represents a fair value estimate of the annual income of our credit guarantee activities, based on current credit guarantee characteristics and market conditions. This estimate considers both contractual management and guarantee fees collected over the life of the credit guarantees and credit-related delivery fees collected up front when pools are formed, and associated costs and obligations, which include default costs.

Change in the Fair Value of Credit Guarantee Activities

Change in the fair value of credit guarantee activities represents the estimated impact on the fair value of the credit guarantee business resulting from increases in the amount of such business we conduct plus the effect of changes in interest rates, projections of the future credit outlook and other market factors (e.g., impact of the passage of time on cash flow discounting). Our estimated fair value of credit guarantee activities will change as credit conditions change.

We generally do not hedge changes in the fair value of our existing credit guarantee activities, with two exceptions discussed below. While periodic changes in the fair value of credit guarantee activities may have a significant impact on the fair value of net assets, we believe that changes in the fair value of our existing credit guarantee activities are not the best indication of long-term fair value expectations because such changes do not reflect our expectation that, over time, replacement business will largely replenish management and guarantee fee income lost because of prepayments. However, to the extent that projections of the future credit outlook reflected in the changes in fair value are realized, our fair value results may be affected.

We hedge interest rate exposure related to net buy-ups (up front payments we make that increase the management and guarantee fee that we will receive over the life of the pool) and float (expected gains or losses resulting from our mortgage security program remittance cycles). These value changes are excluded from our estimate of the changes in fair value of credit guarantee activities, so that it reflects only the impact of changes in interest rates and other market factors on the unhedged portion of the projected cash flows from the credit guarantee business. The fair value changes associated with net buy-ups and float are considered in asset-liability management return (described above) because they relate to hedged positions.

Discussion of Fair Value Results

Table 64 summarizes the change in the fair value of net assets for 2010 and 2009.

Table 64 — Summary of Change in the Fair Value of Net Assets

	2010	2009
	(in billions)

Beginning balance	$(62.5)	$(95.6)
Changes in fair value of net assets, before capital transactions	(2.9)	0.3
Capital transactions:
Dividends, share repurchases and issuances, net(1)	6.8	32.8

Ending balance	$(58.6)	$(62.5)

(1)	Includes the funds received from Treasury of $12.5 billion and $36.9 billion for 2010 and 2009, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. The fair value of net assets as of December 31, 2010 was $(58.6) billion, compared to $(62.5) billion as of December 31, 2009. Our fair value results for the year ended December 31, 2010 included funds received from Treasury of $12.5 billion under the Purchase Agreement that increased the liquidation preference of our senior preferred stock, which was partially offset by the $5.7 billion of dividends paid to Treasury on our senior preferred stock. During 2010, the fair value of net assets, before capital transactions, decreased by $2.9 billion compared to a $0.3 billion increase during 2009.

During 2010, the decrease in the fair value of net assets, before capital transactions, was primarily due to: (a) an increase in the risk premium related to our single-family loans as higher capital assumptions were applied reflecting the continued weak and uncertain credit environment; and (b) a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a $6.9 billion decrease in our fair value measurement of mortgage loans. The decrease in fair value was partially offset by high estimated core spread income and an increase in the fair value of our investments in residential and commercial mortgage-related securities driven by the tightening of OAS levels.

During 2009, the increase in the fair value of net assets, before capital transactions was principally related to an increase in the fair value of our mortgage loans and our investments in mortgage-related securities, resulting from higher core spread income and net tightening of mortgage-to-debt OAS. The increase in fair value was partially offset by an increase in the guarantee obligation related to the declining credit environment. Included in the reduction of the fair value of

157	Freddie Mac

net assets, before capital transactions, is $3.5 billion related to our partial valuation allowance against our net deferred tax assets recorded during 2009.

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

Arrangements Related to Guarantee and Securitization Activities

Most of our off-balance sheet arrangements relate to our business of guaranteeing mortgages and mortgage-related securities, and related securitization activities. We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue. As of December 31, 2010, our off-balance sheet arrangements primarily related to: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and other guarantee commitments is primarily represented by the UPB of the loans and securities underlying the non-consolidated trusts and guarantees to third parties, which was $43.9 billion, $1.5 trillion and $1.4 trillion at December 31, 2010, 2009 and 2008, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to new accounting standards for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 10: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization arrangements.

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. These other guarantee commitments totaled $5.5 billion, $5.1 billion, and $10.6 billion of UPB at December 31, 2010, 2009, and 2008, respectively. We also had other guarantee commitments outstanding with respect to multifamily housing revenue bonds of $9.7 billion, $9.2 billion, and $9.2 billion in UPB at December 31, 2010, 2009, and 2008, respectively. In addition, as of December 31, 2010, 2009, and 2008, we issued other guarantee commitments on HFA bonds under the TCLFP with UPB of $3.5 billion, $0.8 billion, and $0 billion respectively.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.6 billion, $12.4 billion and $12.3 billion at December 31, 2010, 2009 and 2008, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in excess of these commitments to advance funds. At December 31, 2010, 2009, and 2008, there were no liquidity guarantee advances outstanding. Advances under our liquidity guarantees would typically mature in 60 to 120 days. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days.

Our exposure to losses on the transactions described above would be partially mitigated by the recovery we would receive through exercising our rights to the collateral backing the underlying loans and the available credit enhancements, which may include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses.

Other Agreements

We own an interest in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate on our balance sheets in accordance with the accounting standards on the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See

158	Freddie Mac

“NOTE 4: VARIABLE INTEREST ENTITIES” for additional information related to our significant variable interests in these VIEs.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $220.7 billion, $325.9 billion and $216.5 billion in notional value at December 31, 2010, 2009, and 2008, respectively.

CONTRACTUAL OBLIGATIONS

Table 65 provides aggregated information about the listed categories of our contractual obligations as of December 31, 2010. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties) and other liabilities reported on our consolidated balance sheet and our operating leases at December 31, 2010. The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreement, even if the contract is renewable. Many of our purchase agreements for goods or services include clauses that would allow us to cancel the agreement prior to the expiration of the contract within a specified notice period; however, this table includes these obligations without regard to such termination clauses (unless we have provided the counterparty with actual notice of our intention to terminate the agreement).

In Table 65, the amounts of future interest payments on debt securities outstanding at December 31, 2010 are based on the contractual terms of our debt securities at that date. These amounts were determined using the key assumptions that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2010 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2010, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.

Table 65 excludes certain obligations that significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain.

•	future payments related to debt securities of consolidated trusts held by third parties, because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-related securities in the event a loan underlying a security becomes delinquent. We also purchase mortgages from pools underlying our PCs in certain circumstances, including when loans are 120 days or more delinquent;

•	any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. As of December 31, 2010, the aggregate liquidation preference of the senior preferred stock was $64.2 billion and our annual dividend obligation was $6.42 billion. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements” for additional information;

•	future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon changes in the underlying financial instruments in response to items such as changes in interest rates and foreign exchange rates and are therefore uncertain;

•	future dividends on the preferred stock we issued, because dividends on these securities are non-cumulative;

•	the guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain; and

•	future contributions to our Pension Plan, as we have not yet determined whether a contribution is required in 2011. See “NOTE 15: EMPLOYEE BENEFITS” for additional information about contributions to our Pension Plan.

159	Freddie Mac

Table 65 — Contractual Obligations by Year at December 31, 2010

	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)

Long-term debt(1)	$530,978	$120,951	$138,474	$79,177	$36,328	$45,779	$110,269
Short-term debt(1)	197,239	197,239	—	—	—	—	—
Interest payable(2)	74,969	19,861	10,239	8,039	6,375	5,416	25,039
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)(5)	948	737	15	14	10	9	163
Purchase obligations:
Purchase commitments(6)	14,513	14,513	—	—	—	—	—
Other purchase obligations	478	406	46	12	6	3	5
Operating lease obligations	31	11	7	4	3	2	4

Total specified contractual obligations	$819,156	$353,718	$148,781	$87,246	$42,722	$51,209	$135,480

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. Excludes debt securities of consolidated trusts held by third parties. For additional information about our debt, see “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS.”
(2)	Includes estimated future interest payments on our short-term and long-term debt securities as well as the accrual of periodic cash settlements of derivatives, netted by counterparty. Also includes accrued interest payable recorded on our consolidated balance sheet, which consists primarily of the accrual of interest for our PCs and certain Other Guarantee Transactions, and the accrual of interest on short-term and long-term debt.
(3)	Other contractual liabilities primarily represent future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the consolidated trusts established for the administration of cash remittances received related to the underlying assets of Freddie Mac mortgage-related securities.
(4)	Accrued obligations related to our defined benefit plans, defined contribution plans, and executive deferred compensation plan are included in the Total and 2011 columns. However, the timing of payments due under these obligations is uncertain. See “NOTE 15: EMPLOYEE BENEFITS” for additional information.
(5)	As of December 31, 2010, we have recorded tax liabilities for unrecognized tax benefits totaling $1.2 billion and allocated interest of $248 million. These amounts have been excluded from this table because we cannot estimate the years in which these liabilities may be settled. See “NOTE 14: INCOME TAXES” for additional information.
(6)	Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties. The majority of purchase commitments included in this caption are accounted for as derivatives in accordance with the accounting standards for derivatives and hedging.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts within our consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

Our critical accounting policies and estimates relate to: (a) fair value measurements; (b) allowances for loan losses and reserve for guarantee losses; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Fair Value Measurements

Assets and liabilities within our consolidated financial statements measured at fair value include: (a) mortgage-related and non-mortgage related securities; (b) mortgage loans held-for-sale; (c) derivative instruments; (d) debt securities denominated in foreign currencies and certain other debt; and (e) REO. The measurement of fair value requires management to make judgments and assumptions. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of operations as well as our consolidated fair value balance sheets. For information regarding our fair value methods and assumptions, see “NOTE 20: FAIR VALUE DISCLOSURES.”

The accounting standards for fair value measurements and disclosures also establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the inputs a market participant would use at the measurement date. For certain categories of assets, the valuation technique relies on significant unobservable inputs. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. See “FAIR VALUE MEASUREMENTS AND ANALYSIS” for additional information regarding fair value hierarchy and measurements.

Fair value affects our statements of operations in the following ways:

•	For certain financial instruments that are recorded in the consolidated balance sheets at fair value, changes in fair value are recognized in current period earnings. These include:

—	mortgage-related and non-mortgage-related securities classified as trading, which are recorded in other gains (losses) on investment securities recognized in earnings;

160	Freddie Mac

—	derivatives with no hedge designation, which are recorded in derivative gains (losses); and

—	debt securities recorded at fair value, which are recorded in gains (losses) on debt recorded at fair value.

•	For other financial instruments that are recorded in the consolidated balance sheets at fair value, changes in fair value are recognized, net of tax, in AOCI. These include:

—	mortgage-related and non-mortgage related securities classified as available-for-sale. These unrealized gains and losses may affect earnings over time through amortization, sale or impairment recognition; and

—	the effective portion of the changes in derivatives that were designated in cash flow hedge accounting relationships. The deferred gains and losses on closed cash flow hedges are reclassified from AOCI and recognized in earnings as the originally forecasted transactions affect earnings. If it is probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI is reclassified to earnings immediately.

•	Mortgage loans held for sale are reported at the lower of cost or fair value, except for loans for which we elected the fair value option. We elected the fair value option for multifamily mortgage loans held for sale purchased through our CME initiative. Changes in fair value are recognized in earnings in other income.

•	REO is initially recorded at fair value less estimated costs to sell and is subsequently carried at the lower of cost or fair value less estimated costs to sell. When a loan is transferred to REO, losses are charged-off against the allowance for loan losses and any gains are recognized immediately in earnings. Subsequent declines in fair value are recognized in REO operations expense.

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets, whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. We use the same methodology to determine our allowance for loan losses and reserve for guarantee losses, as the relevant factors affecting credit risk are the same. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity.

We estimate credit losses related to homogeneous pools of loans in accordance with the accounting standards for contingencies. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting standards for receivables.

Single Family Loan Loss Reserves

Single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectibility. We consider the output of this model, together with other information such as expected future levels of loan modifications and expected repurchases of loans by seller/servicers as a result of their non-compliance with our underwriting standards, and the effects of macroeconomic variables such as rates of unemployment and the effects of home price changes on borrower behavior.

There is significant risk and uncertainty associated with our estimate of losses incurred on our single-family loans. The process for determining the estimate is complex, and requires us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and estimated loss severity. To accomplish this, we evaluate many factors, including current LTV ratios, a loan’s product type, and geographic location.

Individually impaired single-family loans include loans that have undergone a TDR and are measured for impairment as the excess of our recorded investment in the loan over the present value of the expected future cash flows. Our expectation of future cash flows incorporates many of the judgments indicated above.

We identified an error in the application of this process in the second quarter of 2010 that impacted our provision for credit losses and allowance for loan losses. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment.”

Multifamily Loan Loss Reserves

To calculate loan loss reserves for the multifamily loan portfolio, we consider all available evidence including, but not limited to, operating cash flows from the underlying property as represented by its current DSCR, the fair value of collateral underlying the impaired loans, evaluation of the repayment prospects, the adequacy of third-party credit enhancements, loss severity trends, rates of reperformance and other available economic data related to multifamily real estate, including apartment vacancy and rental rates. Individually impaired multifamily loans are measured for impairment based on the fair

161	Freddie Mac

value of the underlying collateral, as reduced by estimated disposition costs, as multifamily loans are generally collateral-dependent and most multifamily loans are non-recourse to the borrower. Non-recourse means generally that the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.

Combined Loan Loss Reserves

The processes for establishing the single-family and multifamily loan loss reserves rely on the use of models. We regularly evaluate the underlying estimates and models we use when determining the loan loss reserves and update our assumptions to reflect our historical experience and current view of economic factors. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, and market conditions. However, there are significant risks associated with our use of models, especially in the current environment. See “RISK FACTORS — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties.”

We believe the level of our loan loss reserves is reasonable based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the adequacy of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses. For example, the inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections could cause our losses on our single-family loans to be significantly higher than those currently estimated.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. We prospectively adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009. This amendment changed the recognition, measurement and presentation of other-than-temporary impairment for debt securities. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Other Changes in Accounting Principles — Change in the Impairment Model for Debt Securities” for further information regarding the impact of this amendment on our consolidated financial statements.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized, net of tax, in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments and assumptions and consideration of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors, judgments, and assumptions include, but are not limited to:

•	whether we intend to sell the security and it is more likely than not that we will be required to sell the security before sufficient time elapses to recover all unrealized losses;

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score, and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default and prepayment models. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property;

•	analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment, and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics);

162	Freddie Mac

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period; and

•	the impact of changes in credit ratings (i.e., rating agency downgrades).

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings.

See “NOTE 8: INVESTMENTS IN SECURITIES — Table 8.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “NOTE 8: INVESTMENTS IN SECURITIES — Table 8.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities” for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for more information on impairment recognition on securities.

We believe our judgments and assumptions used in our evaluation of other-than-temporary impairment are reasonable. However, different judgments or assumptions could have resulted in materially different recognition of other-than-temporary impairment and changes in one or more of those judgments or assumptions could cause our realized losses to be significantly higher than those estimated.

Realizability of Deferred Tax Assets, Net

We use the asset and liability method to account for income taxes pursuant to the accounting standards for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years from current operations and unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized.

The consideration of this evidence requires significant estimates, assumptions, and judgments, particularly about our future financial condition and results of operations and our intent and ability to hold available-for-sale debt securities with temporary unrealized losses until recovery. As discussed in “RISK FACTORS,” the conservatorship and related matters fundamentally affecting our control, management, and operations are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies, and our future profitability, the impact of which cannot be reliably forecasted at this time. As such, any changes in these estimates, assumptions or judgments may have a material effect on our financial position and results of operations.

We determined that, as of September 30, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties as of that date. Those conditions continued to exist as of December 31, 2010. As a result, we continue to maintain a valuation allowance against these net deferred tax assets at December 31, 2010. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, we would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, we determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted AOCI, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of this deferred tax asset is not dependent upon the generation of sufficient taxable income but rather on our intent and ability to hold these securities until recovery of these unrealized losses which may be at maturity. Our conclusion that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires significant estimates, assumptions, and judgments, as described above in “Impairment Recognition on Investments in

163	Freddie Mac

Securities.” Any changes in these estimates, assumptions, or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of this deferred tax asset not being realized and may have a material effect on our financial position and results of operations. For more information see “NOTE 14: INCOME TAXES.”

Accounting Changes and Recently Issued Accounting Pronouncements

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for more information concerning our accounting policies and recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

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

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest rate risk and credit risk disclosures in our periodic public reports. For the year ended December 31, 2010, our duration gap averaged zero months, PMVS-L averaged $338 million and PMVS-YC averaged $23 million. Our 2010 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Portfolio Management Activities — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-K.

164	Freddie Mac

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Interest-Rate Risk Management Framework

Our approach to managing interest rate risk is designed to be disciplined and comprehensive. Our objective is to minimize our interest rate risk exposure across a range of interest rate scenarios. To do this, we analyze the interest rate sensitivity of financial assets and liabilities at the instrument level on a daily basis and across a variety of interest rate scenarios. For risk management purposes, the interest rate characteristics of each instrument are determined daily based on market prices and internal models. The fair values of our assets, liabilities and derivatives are primarily based on either third party prices, or observable market based inputs. These fair values, whether direct from third parties or derived from observable inputs, are reviewed and validated by groups that are separate from our trading and investing function. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement.”

Our interest rate risk framework includes interest rate risk guidelines. Annually, our Board of Directors establishes certain limits for risk measures, and if we exceed these limits we are required to notify the Business and Risk Committee of the Board of Directors as well as provide our expected course of action to return below the limits. These limits encompass a range of interest rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also on an annual basis, our Enterprise Risk Management division establishes management limits and makes recommendations with respect to the limits to be established by the Board of Directors. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits are set at values below those set by our Board of Directors, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the limits set by our Board of Directors.

Sources of Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities used to fund those assets. For the vast majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. We use derivatives as an important part of our strategy to manage interest rate and prepayment risk. When determining to use derivatives to mitigate our exposures, we consider a number of factors, including cost, efficiency, exposure to counterparty risks, and our overall risk management strategy. See “MD&A — RISK MANAGEMENT” for a discussion of our exposure to credit risks, our use of derivatives, and operational risks of our business. See “RISK FACTORS” for a discussion of our market risk exposure, including those related to derivatives, institutional counterparties, and other market risks.

Our credit guarantee activities also expose us to interest-rate risk because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantees. We generally do not hedge these changes in fair value except for interest-rate exposure related to net buy-ups and float. Float, which arises from timing differences between when the borrower makes principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from mortgage borrowers and paid to us as trust management income.

The types of interest-rate risk and other market risks to which we are exposed are described below.

Duration Risk and Convexity Risk

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates (expressed in percentage terms). For mortgage assets, we compute each instrument’s duration by applying a 50 basis point shock, both upward and downward, to the LIBOR curve and evaluating the impact on the instrument’s fair value. Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying a 50 basis point shock, both upward and downward, to the LIBOR curve and evaluating the impact on the duration. Currently, short-term interest rates are historically low and, at some points, the LIBOR curve is less than 50 basis points. As a result, the 50 basis point shock to the LIBOR curve described above is bounded by zero. Our convexity risk primarily results from prepayment risk. We seek to manage duration risk and convexity risk through asset

165	Freddie Mac

selection and structuring (that is, by identifying or structuring mortgage-related securities with attractive prepayment and other characteristics), by issuing a broad range of both callable and non-callable debt instruments, and by using interest-rate derivatives and written options. Managing the impact of duration risk and convexity risk is the principal focus of our daily market risk management activities. These risks are encompassed in our PMVS and duration gap risk measures, discussed in greater detail below. We use prepayment models to determine the estimated duration and convexity of mortgage assets for our PMVS and duration gap measures. When interest rates decline, mortgage asset prices tend to rise, but the rise is limited by the increased likelihood of prepayments, which exposes us to negative convexity. Through the use of our models, we estimate on a weekly basis the negative convexity profile of our portfolio over a wide range of interest rates. This process is designed to help us to identify the particular interest rate scenarios where the convexity of our portfolio appears to be most negative, and therefore the particular interest rate scenario where the interest rate price sensitivity of our financial instruments appears to be most acute. We use this information to develop hedging strategies that are customized to provide interest rate risk protection for the specific interest rate environment where we believe we are most exposed to negative convexity risk. This strategy allows us to select hedging instruments that are expected to be most efficient for our portfolio, thereby reducing the overall cost of interest rate hedging activities.

By managing our convexity profile over a wide range of interest rates, we are able to hedge prepayment risk for particular interest rate scenarios. As a result, the intensity and frequency of our ongoing risk management actions is relatively constant over a wide range of interest rate environments. Our approach to convexity risk management focuses our portfolio rebalancing activities for the specific interest rate scenario where market and interest rate volatility appear to be most pronounced. This approach to convexity risk reduces our ongoing rebalancing activity to a relatively low level compared to the overall daily trading volume of interest rate swaps and Treasury futures.

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

Volatility Risk

Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect GAAP total equity (deficit). Volatility risk arises from the prepayment risk that is inherent in mortgages or mortgage-related securities. Volatility risk is the risk that the homeowner’s prepayment option will gain or lose value as the expected volatility of future interest rates changes. In general, as expected future interest rate volatility increases, the homeowner’s prepayment option increases in value, thus negatively impacting the value of the mortgage security backed by the underlying mortgages. We manage volatility risk by maintaining a portfolio of callable debt and option-based interest rate derivatives that have relatively long option terms. We actively manage and monitor our volatility risk exposure over a range of changing interest rate scenarios, however we do not eliminate our volatility risk exposure completely.

Basis Risk

Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect GAAP total equity (deficit). This risk arises principally because we generally hedge mortgage-related investments with debt securities. As principally a buy-and-hold investor, we do not actively manage the basis risk arising from funding mortgage-related investments with our debt securities, also referred to as mortgage-to-debt OAS risk or spread risk. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS ” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.

Model Risk

Proprietary models, including mortgage prepayment models, interest rate models, and mortgage default models, are an integral part of our investment framework. As market conditions change rapidly, as they have since 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with these market changes. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair values of our net assets. We actively manage our model risk by reviewing the performance of our models. To improve the accuracy of our models, changes to the underlying assumptions or modeling techniques are made on a periodic basis. Model development and model testing are reviewed and approved independently by our Enterprise Risk Management division. Model performance is also reported regularly through a series of internal management committees. See “RISK FACTORS — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting

166	Freddie Mac

purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties” for a discussion of the risks associated with our use of models. Given the importance of models to our investment management practices, model changes undergo a rigorous model change review process. As a result, it is common for model changes to take several months to complete. Given the time consuming nature of the model change review process, it is sometimes necessary for risk management purposes to make adjustments to our interest rate risk statistics that reflect the expected impact of the pending model change. These adjustments are included in our PMVS and duration gap disclosures.

Foreign-Currency Risk

Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., Euros to the U.S. dollar) will adversely affect GAAP total equity (deficit). We are exposed to foreign-currency risk because we have debt denominated in currencies other than the U.S. dollar, our functional currency. We mitigate virtually all of our foreign-currency risk by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Risk Management Strategy

Although we cannot hedge all of our exposure to changes in interest rates, this exposure is subject to established limits and is monitored through our risk management process. We employ a risk management strategy that seeks to substantially match the duration characteristics of our assets and liabilities. Through our asset and liability management process, we seek to mitigate interest-rate risk by issuing a wide variety of callable and non-callable debt products. The prepayment option held by mortgage borrowers drives the fair value of our mortgage assets such that the combined fair value of our mortgage assets and non-callable debt will decline if interest rates move significantly in either direction. We seek to mitigate much of our exposure to changes in interest rates by funding a significant portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair value change driven by the mortgage prepayment option. However, because the mortgage prepayment option is not fully hedged by callable debt, the combined fair value of our mortgage assets and debt will be affected by changes in interest rates. It was more difficult for us to implement this strategy at the end of 2008 and during the first half of 2009, as our ability to issue callable debt and other long-term debt was limited due to the weakened market conditions.

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

Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is the change in the market value of our net assets and liabilities from an instantaneous 50 basis point shock to interest rates and assumes no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements.

While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant. Definitions of our primary interest rate risk measures follow:

•	To estimate PMVS-L, an instantaneous parallel 50 basis point shock is applied to the yield curve, as represented by the US swap curve, holding all spreads to the swap curve constant. This shock is applied to all financial instruments. The resulting change in market value for the aggregate portfolio is computed for both the up rate and down rate shock and the change in market value in the more adverse scenario of the up and down rate shocks is the PMVS. Because this process uses a parallel, or level, shock to interest rates, we refer to this measure as PMVS-L.

•	To estimate sensitivity related to the shape of the yield curve, a yield curve steepening and flattening of 25 basis points is applied to all instruments. The resulting change in market value for the aggregate portfolio is computed for both the steepening and flattening yield curve scenarios. The more adverse yield curve scenario is then used to determine the PMVS-yield curve. Because this process uses a non-parallel shock to interest rates, we refer to this measure as PMVS-YC.

167	Freddie Mac

•	We calculate our exposure to changes in interest rates using effective duration. Effective duration measures the percentage change in price of financial instruments from a 1% change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.

•	Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of equity unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of equity will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity to be expected from a 1% change in interest rates.

•	Together, duration and convexity provide a measure of an instrument’s overall price sensitivity to changes in interest rates. Freddie Mac utilizes the aggregate duration and convexity risk of all interest rate sensitive instruments on a daily basis to estimate the PMVS. The duration and convexity measures provide a convenient method for estimating the PMVS using the following formula:

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

The expected loss in portfolio market value is an estimate of the sensitivity to changes in interest rates of the fair value of all interest-earning assets, interest-bearing liabilities, and derivatives on a pre-tax basis. When we calculate the expected loss in portfolio market value and duration gap, we also take into account the cash flows related to certain credit guarantee-related items, including net buy-ups and expected gains or losses due to net interest from float. In making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

•	Credit guarantee activities. We do not consider the sensitivity of the fair value of credit guarantee activities to changes in interest rates except for the guarantee-related items mentioned above (i.e., net buy-ups and float), because we believe the expected benefits from replacement business provide an adequate hedge against interest-rate changes over time.

•	Other assets with minimal interest-rate sensitivity. We do not include other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not consider other factors that may have a significant effect on our financial instruments, most notably business activities and strategic actions that management may take in the future to manage interest rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

PMVS Results

Table 66 provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2010 and 2009. Table 66 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the

168	Freddie Mac

entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 66, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at December 31, 2010, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 66 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
December 31, 2010	$35	$588	$1,884
December 31, 2009	$10	$329	$1,246

	Year Ended December 31,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.0	$23	$338	0.4	$74	$476
Minimum	(0.7)	$—	$—	(0.5)	$—	$—
Maximum	0.7	$83	$668	1.8	$219	$1,127
Standard deviation	0.3	$18	$179	0.4	$52	$169

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 67 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 67 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
December 31, 2010	$3,614	$588	$(3,026)
December 31, 2009	$3,507	$329	$(3,178)

Duration Gap Results

We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to eleven different specific interest rate changes from three months to 30 years. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our exposure to interest rate changes for a wide range of interest rate yield curve scenarios. Our average duration gap, rounded to the nearest month, for the months of December 2010 and 2009 was zero months in both periods. Our average duration gap, rounded to the nearest month, during the years ended December 31, 2010 and 2009 was zero months in both periods.

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

The derivatives we use to hedge interest-rate and foreign-currency risk are common in the financial markets. We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

169	Freddie Mac

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

In addition to swaps, futures and purchased options, our derivative positions include written options, swaptions, certain commitments, swap guarantee derivatives, and credit derivatives.

For more information, see “NOTE 12: DERIVATIVES.”

Derivative-Related Risks

Our use of derivatives exposes us to credit risk with respect to our counterparties to derivative transactions. Through counterparty selection, all derivative transactions are executed in a manner that seeks to control and reduce counterparty credit exposure. In order to attempt to minimize the potential replacement cost should a derivative counterparty fail, we utilize derivative counterparty limits. These counterparty limits, which include current exposure and potential exposure in a stress scenario, are monitored by members of our Enterprise Risk Management division, which is responsible for establishing and monitoring credit and counterparty risk tolerances for our business activities. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for information on derivative counterparty credit risk.

Our use of derivatives also exposes us to derivative market liquidity risk, which is the risk that we may not be able to enter into or exit out of derivative transactions at a reasonable cost. A lack of sufficient capacity or liquidity in the derivatives market could limit our risk management activities, increasing our exposure to interest-rate risk. To help maintain continuous access to derivative markets, we use a variety of products and transact with many different derivative counterparties. In addition to OTC derivatives, we also use exchange-traded derivatives, asset securitization activities, callable debt, and short-term debt to rebalance our portfolio.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

The Dodd-Frank Act will require that, in the future, many types of derivatives be centrally cleared and traded on exchanges or comparable trading facilities. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for additional information on this requirement and our use of a central clearing platform for interest rate derivatives.

170	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

171	Freddie Mac

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise, and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the supplemental consolidated fair value balance sheets of the Company as of December 31, 2010 and 2009. As discussed in “Note 20: Fair Value Disclosures”, the supplemental consolidated fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical-cost consolidated balance sheets and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated fair value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets or amounts required to settle obligations may vary significantly from the fair values presented. In our opinion, the supplemental consolidated fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in “Note 20: Fair Value Disclosures”.

As explained in “Note 3: Conservatorship and Related Matters”, in September 2008, the Company was placed into conservatorship by the FHFA. The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA.

As discussed in “Note 2: Change in Accounting Principles”, the Company adopted as of January 1, 2010, amendments to the accounting guidance for transfers of financial assets and the consolidation of variable interest entities, which changed, among other things, how it evaluates securitization trusts for purposes of consolidation. Also, as discussed in “Note 2: Change in Accounting Principles” in 2009 the Company adopted an amendment to the accounting guidance for investments

172	Freddie Mac

in debt and equity securities which changed how it recognizes, measures, and presents other-than-temporary impairment for debt securities.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2011

173	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in millions, except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$86,698	$—	$—
Unsecuritized	8,727	6,815	5,369

Total mortgage loans	95,425	6,815	5,369
Investments in securities	14,375	33,290	35,067
Other	156	241	1,041

Total interest income	109,956	40,346	41,477

Interest expense
Debt securities of consolidated trusts	(75,216)	—	—
Other debt	(16,915)	(22,150)	(33,332)

Total interest expense	(92,131)	(22,150)	(33,332)
Expense related to derivatives	(969)	(1,123)	(1,349)

Net interest income	16,856	17,073	6,796
Provision for credit losses	(17,218)	(29,530)	(16,432)

Net interest income (loss) after provision for credit losses	(362)	(12,457)	(9,636)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(164)	—	—
Gains (losses) on retirement of other debt	(219)	(568)	209
Gains (losses) on debt recorded at fair value	580	(404)	406
Derivative gains (losses)	(8,085)	(1,900)	(14,954)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(1,778)	(23,125)	(17,682)
Portion of other-than-temporary impairment recognized in AOCI	(2,530)	11,928	—

Net impairment of available-for-sale securities recognized in earnings	(4,308)	(11,197)	(17,682)
Other gains (losses) on investment securities recognized in earnings	(1,252)	5,965	1,501
Other income (Note 23)	1,860	5,372	1,345

Non-interest income (loss)	(11,588)	(2,732)	(29,175)

Non-interest expense
Salaries and employee benefits	(895)	(912)	(828)
Professional services	(246)	(310)	(262)
Occupancy expense	(64)	(68)	(67)
Other administrative expenses	(341)	(361)	(348)

Total administrative expenses	(1,546)	(1,651)	(1,505)
Real estate owned operations expense	(673)	(307)	(1,097)
Other expenses (Note 23)	(713)	(5,237)	(3,151)

Non-interest expense	(2,932)	(7,195)	(5,753)

Loss before income tax benefit (expense)	(14,882)	(22,384)	(44,564)
Income tax benefit (expense)	856	830	(5,552)

Net loss	(14,026)	(21,554)	(50,116)
Less: Net (income) loss attributable to noncontrolling interest	1	1	(3)

Net loss attributable to Freddie Mac	(14,025)	(21,553)	(50,119)

Preferred stock dividends	(5,749)	(4,105)	(675)
Amount allocated to participating security option holders	—	—	(1)

Net loss attributable to common stockholders	$(19,774)	$(25,658)	$(50,795)

Loss per common share:
Basic	$(6.09)	$(7.89)	$(34.60)
Diluted	$(6.09)	$(7.89)	$(34.60)
Weighted average common shares outstanding (in thousands):
Basic	3,249,369	3,253,836	1,468,062
Diluted	3,249,369	3,253,836	1,468,062
Dividends per common share	$—	$—	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

174	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $1 at December 31, 2010 related to our consolidated VIEs)	$37,012	$64,683
Restricted cash and cash equivalents (includes $7,514 at December 31, 2010 related to our consolidated VIEs)	8,111	527
Federal funds sold and securities purchased under agreements to resell (includes $29,350 at December 31, 2010 related to our consolidated VIEs)	46,524	7,000
Investments in securities:
Available-for-sale, at fair value (includes $817 and $10,879, respectively, pledged as collateral that may be repledged)	232,634	384,684
Trading, at fair value	60,262	222,250

Total investments in securities	292,896	606,934
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $11,644 at December 31, 2010)	1,646,172	—
Unsecuritized (net of allowances for loan losses of $28,047 and $1,441, respectively)	192,310	111,565

Total held-for-investment mortgage loans, net	1,838,482	111,565
Held-for-sale, at lower-of-cost-or-fair-value (includes $6,413 and $2,799 at fair value, respectively)	6,413	16,305

Total mortgage loans, net	1,844,895	127,870
Accrued interest receivable (includes $6,895 at December 31, 2010 related to our consolidated VIEs)	8,713	3,376
Derivative assets, net	143	215
Real estate owned, net (includes $118 at December 31, 2010 related to our consolidated VIEs)	7,068	4,692
Deferred tax assets, net	5,543	11,101
Other assets (Note 23) (includes $6,001 at December 31, 2010 related to our consolidated VIEs)	10,875	15,386

Total assets	$2,261,780	$841,784

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,502 at December 31, 2010 related to our consolidated VIEs)	$10,286	$5,047
Debt, net:
Debt securities of consolidated trusts held by third parties	1,528,648	—
Other debt (includes $4,443 and $8,918 at fair value, respectively)	713,940	780,604

Total debt, net	2,242,588	780,604
Derivative liabilities, net	1,209	589
Other liabilities (Note 23) (includes $3,851 at December 31, 2010 related to our consolidated VIEs)	8,098	51,172

Total liabilities	2,262,181	837,412

Commitments and contingencies (Notes 1, 10, 12, and 21)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	64,200	51,700
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,179,789 shares and 648,369,668 shares outstanding, respectively	—	—
Additional paid-in capital	7	57
Retained earnings (accumulated deficit)	(62,733)	(33,921)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $10,740 and $15,947, respectively, net of taxes, of other-than-temporary impairments)	(9,678)	(20,616)
Cash flow hedge relationships	(2,239)	(2,905)
Defined benefit plans	(114)	(127)

Total AOCI, net of taxes	(12,031)	(23,648)
Treasury stock, at cost, 76,684,097 shares and 77,494,218 shares, respectively	(3,953)	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	(401)	4,278
Noncontrolling interest	—	94

Total equity (deficit)	(401)	4,372

Total liabilities and equity (deficit)	$2,261,780	$841,784

The accompanying notes are an integral part of these consolidated financial statements.

175	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$51,700	1	$14,800	—	$—
Senior preferred stock issuance	—	—	—	—	1	1,000
Increase in liquidation preference	—	12,500	—	36,900	—	13,800

Senior preferred stock, end of year	1	64,200	1	51,700	1	14,800

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109	464	14,109

Preferred stock, end of year	464	14,109	464	14,109	464	14,109

Common stock, par value
Balance, beginning of year	726	—	726	—	726	152
Adjustment to par value	—	—	—	—	—	(152)

Common stock, end of year	726	—	726	—	726	—

Additional paid-in capital
Balance, beginning of year		57		19		871
Stock-based compensation		24		58		74
Income tax benefit from stock-based compensation		1		7		(16)
Common stock issuances		(67)		(90)		(66)
Noncontrolling interest purchase		(31)		—		4
Adjustment to common stock par value		—		—		152
Common stock warrant issuance		—		—		2,304
Commitment from the U.S. Department of the Treasury		—		—		(3,304)
Transfer from retained earnings (accumulated deficit)		23		63		—

Additional paid-in capital, end of year		7		57		19

Retained earnings (accumulated deficit)
Balance, beginning of year		(33,921)		(23,191)		26,909
Cumulative effect of change in accounting principle		(9,011)		—		1,023

Balance, beginning of year, as adjusted		(42,932)		(23,191)		27,932
Cumulative effect of change in accounting principle		—		14,996		—
Net loss attributable to Freddie Mac		(14,025)		(21,553)		(50,119)
Senior preferred stock dividends declared		(5,749)		(4,105)		(172)
Preferred stock dividends declared		—		—		(503)
Common stock dividends declared		—		—		(323)
Dividends equivalent payments on expired stock options		(4)		(5)		(6)
Transfer to additional paid-in capital		(23)		(63)		—

Retained earnings (accumulated deficit), end of year		(62,733)		(33,921)		(23,191)

AOCI, net of taxes
Balance, beginning of year		(23,648)		(32,357)		(11,143)
Cumulative effect of change in accounting principle		(2,690)		—		(850)

Balance, beginning of year, as adjusted		(26,338)		(32,357)		(11,993)
Cumulative effect of change in accounting principle		—		(9,931)		—
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		13,621		17,825		(20,616)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		673		773		377
Changes in defined benefit plans		13		42		(125)

AOCI, net of taxes, end of year		(12,031)		(23,648)		(32,357)

Treasury stock, at cost
Balance, beginning of year	77	(4,019)	79	(4,111)	80	(4,174)
Common stock issuances	—	66	(2)	92	(1)	63

Treasury stock, end of year	77	(3,953)	77	(4,019)	79	(4,111)

Noncontrolling interest
Balance, beginning of year		94		97		181
Cumulative effect of change in accounting principle		(2)		—		—

Balance, beginning of year, as adjusted		92		97		181
Net income (loss) attributable to noncontrolling interest		(1)		(1)		3
Noncontrolling interest purchase		(89)		—		(82)
Dividends and other		(2)		(2)		(5)

Noncontrolling interest, end of year		—		94		97

Total equity (deficit)		$(401)		$4,372		$(30,634)

Comprehensive income (loss)
Net loss		$(14,026)		$(21,554)		$(50,116)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		14,307		18,640		(20,364)

Comprehensive income (loss)		281		(2,914)		(70,480)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		1		(3)

Total comprehensive income (loss) attributable to Freddie Mac		$282		$(2,913)		$(70,483)

The accompanying notes are an integral part of these consolidated financial statements.

176	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Cash flows from operating activities
Net loss	$(14,026)	$(21,554)	$(50,116)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Derivative losses (gains)	3,591	(2,046)	13,650
Asset related amortization — premiums, discounts, and basis adjustments	326	163	(493)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	1,127	3,959	8,765
Net discounts paid on retirements of other debt	(1,959)	(4,303)	(8,844)
Net premiums received from issuance of debt securities of consolidated trusts	3,888	—	—
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	383	568	(209)
Provision for credit losses	17,218	29,530	16,432
Losses on investment activity	5,542	5,356	16,108
(Gains) losses on debt recorded at fair value	(580)	404	(406)
Deferred income tax expense (benefit)	(670)	(670)	5,507
Purchases of held-for-sale mortgages	(10,188)	(101,976)	(38,070)
Sales of mortgages acquired as held-for-sale	5,627	88,094	24,578
Repayments of mortgages acquired as held-for-sale	21	3,050	896
Change in:
Accrued interest receivable	832	(1,193)	(554)
Accrued interest payable	(1,700)	(1,324)	(786)
Income taxes payable	662	312	(1,185)
Other, net	(233)	2,918	4,568

Net cash provided by (used for) operating activities	9,861	1,288	(10,159)

Cash flows from investing activities
Purchases of trading securities	(54,550)	(250,411)	(200,613)
Proceeds from sales of trading securities	17,771	153,093	94,764
Proceeds from maturities of trading securities	40,389	69,025	18,382
Purchases of available-for-sale securities	(6,542)	(15,346)	(174,968)
Proceeds from sales of available-for-sale securities	2,645	22,259	35,872
Proceeds from maturities of available-for-sale securities	44,398	86,702	193,573
Purchases of held-for-investment mortgages	(68,180)	(23,606)	(25,099)
Repayments of mortgages acquired as held-for-investment	425,298	6,862	6,516
Decrease (increase) in restricted cash	7,399	426	(857)
Net proceeds from (payments of) mortgage insurance and acquisitions and dispositions of real estate owned	13,093	(4,690)	(2,573)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(32,023)	3,150	(3,588)
Derivative premiums and terminations and swap collateral, net	(3,075)	99	(12,829)
Purchase of noncontrolling interest	(23)	—	—

Net cash provided by (used for) investing activities	386,600	47,563	(71,420)

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	96,253	—	—
Repayments of debt securities of consolidated trusts held by third parties	(461,084)	—	—
Proceeds from issuance of other debt	1,115,097	1,333,859	1,435,678
Repayments of other debt	(1,180,935)	(1,395,806)	(1,329,327)
Increase in liquidation preference of senior preferred stock	12,500	36,900	13,800
Repurchase of REIT preferred stock	(100)	—	—
Payment of cash dividends on senior preferred stock, preferred stock, and common stock	(5,749)	(4,105)	(998)
Excess tax benefits associated with stock-based awards	1	1	3
Payments of low-income housing tax credit partnerships notes payable	(115)	(343)	(742)
Other, net	—	—	(83)

Net cash (used for) provided by financing activities	(424,132)	(29,494)	118,331

Net (decrease) increase in cash and cash equivalents	(27,671)	19,357	36,752
Cash and cash equivalents at beginning of year	64,683	45,326	8,574

Cash and cash equivalents at end of year	$37,012	$64,683	$45,326

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$95,468	$25,169	$35,664
Net derivative interest carry and swap collateral interest	4,305	2,274	953
Income taxes	(848)	(472)	1,230
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as trading and available-for-sale securities	372	1,088	—
Underlying mortgage loans related to guarantor swap transactions	324,004	—	—
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	324,004	—	—
Transfers from held-for-investment mortgages to held-for-sale mortgages	196	435	—
Transfers from held-for-sale mortgages to held-for-investment mortgages	—	10,336	—
Transfers from available-for-sale securities to trading securities	—	—	87,281
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Department of the Treasury	—	—	3,304

The accompanying notes are an integral part of these consolidated financial statements.

177	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury. For more information on the roles of FHFA and the Treasury, see “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS.”

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we purchase multifamily mortgage loans primarily for securitization, and CMBS for investment. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE 17: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP, and our relief refinance mortgage initiative; (c) minimizing our credit losses; and (d) maintaining the credit quality of the loans we purchase and guarantee.

In addition to our primary business objectives discussed above, we have a variety of different, and potentially competing, objectives based on our charter, public statements from Treasury and FHFA officials, and guidance from our Conservator. For information regarding these objectives see “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

Our current accounting policies are described below. For additional information regarding recently adopted accounting standards and other changes in accounting principles see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES.” We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

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

178	Freddie Mac

approvals prior to modifying the corresponding loan data within our loan reporting systems. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss reserving processes to consider potential processing lags in loan workout data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The resulting error impacted our provision for credit losses, allowance for loan losses, and provision for income taxes and affected our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. Based upon our evaluation during the second quarter of 2010 of all relevant quantitative and qualitative factors related to this error, we concluded that this error was not material to our previously issued consolidated financial statements for any of the periods affected and was not material to our then estimated earnings for the full year ended December 31, 2010 or to the trend of earnings. As a result, in accordance with the accounting standard related to accounting changes and correction of errors, we recorded the cumulative effect of this error as a correction in the second quarter of 2010 as an increase to our provision for credit losses. The cumulative effect, net of taxes, of this error corrected in the second quarter of 2010 was $1.2 billion, of which $0.9 billion related to the year ended December 31, 2009. Our updated analysis based on the impact of this error relative to full-year actual results did not change our conclusion that it is not material to our actual earnings for the full year ended December 31, 2010 or to the trend of earnings.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements, including, but not limited to, valuing financial instruments and other assets and liabilities, establishing the allowance for loan losses and reserves for guarantee losses, assessing impairments and subsequent accretion of impairments on investments and assessing the realizability of net deferred tax assets. Actual results could be different from these estimates.

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

We use securitization trusts in our securities issuance process that are VIEs. We are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. See “NOTE 4: VARIABLE INTEREST ENTITIES” for more information. When we transfer assets into a VIE that we consolidate at the time of the transfer (or shortly thereafter), we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if

179	Freddie Mac

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

Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities

Overview

We securitize substantially all of the single-family mortgages we purchase and issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one party. We issue PCs through various swap-based exchanges significantly more often than through cash-based exchanges. We issue REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets in exchange for REMICs and Other Structured Securities. We also issue Other Guarantee Transactions to third parties in exchange for non-Freddie Mac mortgage-related securities.

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

REMICs and Other Structured Securities

Our REMICs and Other Structured Securities use resecuritization trusts that meet the definition of a VIE. REMICs and Other Structured Securities represent beneficial interests in groups of PCs and other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued mortgage-related securities as collateral. Similar to our

180	Freddie Mac

PCs, we guarantee the payment of principal and interest to the holders of the tranches of our REMICs and Other Structured Securities. However, for REMICs and Other Structured Securities where we have already guaranteed the underlying assets, there is no incremental credit risk assumed by us.

With respect to the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs unless we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

We receive a transaction fee from third parties for issuing REMICs and Other Structured Securities in exchange for PCs or other mortgage-related assets. We defer the portion of the transaction fee that is equal to the estimated value of our future administrative responsibilities for issued REMICs and Other Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting, and other required services. We estimate the value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge. The remaining portion of the transaction fee relates to compensation earned in connection with structuring-related services we rendered to third parties and is allocated between REMICs and Other Structured Securities we retain, if any, and the REMICs and Other Structured Securities acquired by third parties, based on the relative fair value of the securities. The portion of the fee allocated to any REMICs and Other Structured Securities we retain is deferred as a carrying value adjustment and is amortized into interest income using the effective interest method over the contractual lives of these securities. The fee allocated to REMICs and Other Structured Securities acquired by third parties is recognized immediately in earnings as other income.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. Other Guarantee Transactions typically involve us purchasing either the senior tranches from a non-Freddie Mac senior-subordinated securitization or single-class pass-through securities, placing the acquired assets into a securitization trust, providing a guarantee of the principal and interest of the acquired assets and issuing securities backed by these assets. To the extent that we are deemed to be the primary beneficiary of such a securitization trust, we recognize the mortgage loans underlying the Other Guarantee Transaction as mortgage loans held-for-investment, at amortized cost. Correspondingly, we recognize the issued securities held by third parties as debt securities of consolidated trusts. However, to the extent we are not deemed to be the primary beneficiary of such a securitization trust, we recognize a guarantee asset, to the extent a management and guarantee fee is charged, and we recognize a guarantee obligation at fair value. We do not receive transaction fees, apart from our management and guarantee fee, for these transactions.

Purchases and Sales of Freddie Mac Mortgage-Related Securities

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

Single-Class REMICs and Other Structured Securities

Our mortgage-related securities that we classify as REMICs and Other Structured Securities may be single-class or multiclass resecuritization transactions. In REMICs and Other Structured Securities that are single-class securities, the collateral includes PCs and single-class REMICs and Other Structured Securities. We do not consolidate these resecuritization trusts as we are not deemed to be the primary beneficiary of such trusts. Our single-class REMICs and Other Structured Securities pass through all of the cash flows of the underlying PCs directly to the holders of the securities and are

181	Freddie Mac

deemed to be substantially the same as the underlying PCs. As a result, when we purchase single-class REMICs and Other Structured Securities, we extinguish a pro rata portion of the outstanding debt securities of the related PC trust on our consolidated balance sheets.

When we sell single-class REMICs and Other Structured Securities, we recognize a liability to the third-party beneficial interest holders of the related consolidated PC trust as debt securities of consolidated trusts held by third parties. That is, our sale of single-class REMICs and Other Structured Securities, is accounted for as the issuance of debt, not as the sale of investment securities.

Multiclass REMICs and Other Structured Securities

In multiclass REMICs and Other Structured Securities, the collateral includes PCs and REMICs and Other Structured Securities. Generally, PCs serve as the primary type of collateral for these resecuritizations. We do not consolidate these resecuritization trusts as we are not deemed to be the primary beneficiary of such trusts. In our multiclass REMICs and Other Structured Securities, the cash flows of the underlying PCs are divided (e.g., stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase multiclass REMICs and Other Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in Securities” for further information regarding our accounting for investments in multiclass REMICs and Other Structured Securities. The purchase of these securities is generally funded through the issuance of unsecured debt to third parties.

We recognize, as assets, both the investment in the multiclass REMICs and Other Structured Securities and the mortgage loans backing the PCs held by the trusts which underlie multiclass REMICs and Other Structured Securities. Additionally, we recognize, as liabilities, the unsecured debt issued to third parties to fund the purchase of the multiclass REMICs and Other Structured Securities as well as the debt issued to third parties of the PC trusts we consolidate which underlie multiclass REMICs and Other Structured Securities. This results in recognition of interest income from both assets and interest expense from both liabilities.

When we sell multiclass REMICs and Other Structured Securities, we account for the transfer in accordance with the accounting standards for transfers of financial assets. To the extent the transfer of multiclass REMICs and Other Structured Securities qualifies as a sale, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred. Any gain (loss) on the sale of multiclass REMICs and Other Structured Securities is reflected in our consolidated statements of operations as a component of other gains (losses) on investment securities. To the extent the transfer of multiclass REMICs and Other Structured Securities does not qualify as a sale, we account for the transfer as a financing transaction and recognize a liability for the proceeds received from third parties in the transfer.

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

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received on the underlying assets of our consolidated trusts, which are deposited into a separate custodial account. These cash remittances include both scheduled and unscheduled principal and interest payments. These funds are segregated and are not commingled with our general operating funds. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC and REMICs and Other Structured Securities holders, in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of operations. The funds are maintained in this separate custodial account until they are remitted to the PC and REMICs and Other Structured Securities holders on their respective security payment dates.

Mortgage Loans

Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Historically, we classified mortgage loans that we purchased to use as collateral for future PC and other mortgage-related security issuances as held-for-sale because we intended to securitize the loans in transactions that qualified for derecognition from our consolidated financial statements and did not have the intent to hold these loans for the foreseeable future. Effective January 1, 2010 we were required to consolidate our single-family PC trusts and certain Other Guarantee Transactions, and, therefore, recognized the

182	Freddie Mac

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

Held-for-investment mortgage loans are reported in our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, delivery fees and other pricing adjustments). These deferred items are amortized into interest income over the contractual lives of the loans using the effective interest method. We recognize interest income on an accrual basis except when we believe the collection of principal or interest is not probable. If the collection of principal and interest is not probable, we cease the accrual of interest income.

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statement of operations, with changes in this valuation allowance also being recorded in other income. Premiums, discounts and other cost basis adjustments recognized upon acquisition on single-family loans classified as held-for-sale are deferred and not amortized. We have elected the fair value option for multifamily mortgage loans purchased through our CME initiative to reflect our strategy in this program. See “NOTE 20: FAIR VALUE DISCLOSURES — Fair Value Election — Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis, with subsequent gains or losses related to sales or changes in fair value reported in other income in our consolidated statements of operations.

Cash flows related to mortgage loans held by our consolidated trusts are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). In addition, cash flows related to purchases of mortgage loans held-for-sale are classified in operating activities. When mortgage loans held-for-sale are sold or securitized, proceeds from the sale or securitization and any related gain or loss are classified in operating activities.

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets. We recognize incurred losses by recording a charge to the provision for credit losses in our consolidated statements of operations. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment.

We estimate credit losses related to homogeneous pools of loans in accordance with the accounting standards for contingencies. Accordingly, we maintain an allowance for loan losses on mortgage loans held-for-investment when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting standards for receivables.

For both the single-family and multifamily portfolios, we charge off (in full or in part) our recorded investment in a loan in the period it is determined that the loan (or a portion thereof) is uncollectible. This generally occurs at final disposition of the loan; however, it may occur prior to final disposition. For example, a charge-off is recorded if a specific loss is realized upon the modification of a loan in a TDR.

Single-Family Loans

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including current LTV ratios and trends in home prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate factors including, but not limited to:

•	current LTV ratios and historical trends in home prices;

•	loan product type;

183	Freddie Mac

•	geographic location;

•	delinquency history;

•	delinquency status;

•	loan age;

•	sourcing channel;

•	occupancy type;

•	UPB at origination;

•	actual and estimated rates of loss severity for similar loans;

•	default experience;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

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

Our reserve estimate also reflects our best projection of delinquencies we believe are likely to occur as a result of loss events that have occurred through December 31, 2010 and December 31, 2009, respectively. However, the continued weakness in the national housing market, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loan workout programs, make forecasting of delinquency rates inherently imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

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

Multifamily Loans

We determine our loan loss reserves individually for multifamily loans identified as impaired. Refer to “Impaired Loans” below for further discussion on individually impaired multifamily loans. The remaining multifamily loans are evaluated collectively for incurred losses based on all available evidence, including but not limited to, operating cash flows from the underlying property as represented by its current DSCR, evaluation of the repayment prospects, and the adequacy of third-party credit enhancements. In determining our loan loss reserve estimate, we utilize available economic data related to multifamily real estate, including apartment vacancy and rental rates, as well as estimates of loss severity and rates of reperformance.

184	Freddie Mac

Non-Performing Loans

We classify mortgage loans as non-performing and place them on non-accrual status when we believe collectibility of interest and principal is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

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

Single-Family

Individually impaired single-family loans include loans that have undergone a TDR. Impairment and interest income recognition are discussed separately in the paragraphs that follow. All other single-family impaired loans are aggregated and measured collectively for impairment based on similar risk characteristics. Collective impairment is measured as described above in the “Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” section of this note. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.

Multifamily

Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower so generally the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on non-TDR multifamily impaired loans is subject to our non-accrual policy as discussed in the Non-Performing Loans section above.

Troubled Debt Restructurings

Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted if the borrower’s effective borrowing rate under the terms of the contractual modification is less than the effective borrowing rate prior to the modification. In addition, for multifamily loans, we also consider other qualitative factors in determining whether a concession is deemed granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled enterprise. A concession typically includes one or more of the following being granted to the borrower: (a) a reduction in the contractual interest rate; (b) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; and (c) a reduction in the principal amount of the loan. For loans modified under the MHA Program, the TDR assessment is performed upon successful completion of the trial period at the date the contractual terms of the modified loan become effective.

Impairment of a loan having undergone a TDR is measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans or at the loan’s effective interest rate prior to modification for adjustable-rate loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the modification date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in the Non-Performing Loans section above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statement of operations.

185	Freddie Mac

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” We currently have not classified any securities as “held-to-maturity,” although we may elect to do so in the future. In addition, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. Subsequent to our election, these securities were classified as trading securities. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI and other gains (losses) on investment securities, respectively. See “NOTE 20: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

We record purchases and sales of securities that are specifically exempt from the requirements of derivatives and hedge accounting on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of derivatives and hedge accounting are recorded on the expected settlement date with a corresponding commitment recorded on the trade date.

When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We consolidate the trusts that issue these securities when we hold substantially all of the outstanding beneficial interests issued by the trusts. We recognize interest income on the securities and interest expense on the debt we issued. See “Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities — Purchases and Sales of Freddie Mac Mortgage-Related Securities” for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts.

In connection with transfers of financial assets that qualified as sales prior to the adoption of the amendments to accounting standards on transfers of financial assets and the consolidation of VIEs, we may have retained individual securities not transferred to third parties upon the completion of a securitization transaction. These securities may have been backed by mortgage-related assets purchased from our customers, PCs, and REMICs and Other Structured Securities. The securities we acquired in these transactions were classified as available-for-sale or trading and are considered guaranteed investments. Therefore, the fair values of these securities reflect that they are considered to be of high credit quality and the securities are not subject to credit-related impairments. They are subject to the credit risk associated with the underlying collateral. Therefore, our exposure to credit losses on collateral underlying our retained securitization interests was recorded within our reserve for guarantee losses.

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

We recognize impairment losses on available-for-sale securities within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. On April 1, 2009, we prospectively adopted an amendment to the accounting standards for investments in debt and equity securities. This amendment changed the recognition, measurement, and presentation of other-than-temporary impairment for debt securities.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and will not be required to sell the security prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized,

186	Freddie Mac

net of tax, in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information and our analysis is refined where the current fair value or other characteristics of the security warrant. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. See “NOTE 8: INVESTMENTS IN SECURITIES — Impairment Recognition on Investments in Securities” for a discussion of important factors we consider in our evaluation.

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other than temporary and is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings.

We elected the fair value option for available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of operations in the period they occur, including increases in value. For additional information on our election of the fair value option, see “NOTE 20: FAIR VALUE DISCLOSURES.”

Gains and losses on the sale of securities are included in other gains (losses) on investment securities recognized in earnings, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.

For securities classified as trading or available-for-sale and those securities where we elected the fair value option, we classify the cash flows as investing activities because we hold these securities for investment purposes. In cases where the transfer of available-for-sale securities represents a secured borrowing, we classify the related cash flows as financing activities.

Repurchase and Resale Agreements and Dollar Roll Transactions

We enter into repurchase and resale agreements primarily as an investor or to finance certain of our security positions. Such transactions are accounted for as secured financings because the transferor does not relinquish control over the transferred assets.

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

As a result of the adoption of the amendments to the accounting standards on transfers of financial assets and the consolidation of VIEs, we consolidated our single-family PC trusts and certain Other Guarantee Transactions in our financial statements commencing January 1, 2010. Consequently, PCs and Other Guarantee Transactions issued by the consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. The debt securities of our consolidated trusts are prepayable without penalty at any time. Other debt represents short-term and long-term debt securities that we issue to third parties to fund our general business activities.

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

187	Freddie Mac

and not deferred. For additional information on our election of the fair value option, see “NOTE 20: FAIR VALUE DISCLOSURES.”

When we purchase a PC or a REMIC and Other Structured Security that is a single-class security from a third party, we extinguish the debt of the related PC trusts and recognize a gain or loss related to the difference between the amount paid to redeem the debt security and its carrying value, adjusted for any related purchase commitments accounted for as derivatives, in earnings as a component of gains (losses) on extinguishment of debt securities of consolidated trusts. Cash flows related to debt securities issued by our consolidated trusts are classified as either financing activities (e.g., repayment of principal to PC holders) or operating activities (e.g., interest payments to PC holders included within net income (loss)). Other than interest paid, cash flows related to other debt are classified as financing activities. Interest paid on other debt is classified as operating activities.

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

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In accordance with an amendment to derivatives and hedging accounting standards regarding certain hybrid financial instruments, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At December 31, 2010, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At December 31, 2010 and 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

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

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of REO acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell plus expected recoveries through credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is reported as a component of other assets on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses specifically

188	Freddie Mac

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

Income Taxes

We use the asset and liability method of accounting for income taxes under GAAP. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years, from current operations and from unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of December 31, 2010 and 2009, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of December 31, 2010 and 2009. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 14: INCOME TAXES.”

Regarding tax positions taken or expected to be taken (and any associated interest and penalties), we recognize a tax position so long as it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. See “NOTE 14: INCOME TAXES” for additional information.

Income tax benefit (expense) includes: (a) deferred tax benefit (expense), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance; and (b) current tax benefit (expense), which represents the amount of tax currently payable to or receivable from a tax authority including any related interest and penalties plus amounts accrued for unrecognized tax benefits (also including any related interest and penalties). Income tax benefit (expense) excludes the tax effects related to adjustments recorded to equity.

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

Comprehensive Income

Comprehensive income is the change in equity, on a net of tax basis, resulting from transactions and other events and circumstances from non-owner sources during a period. It includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income (loss) plus changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.

189	Freddie Mac

Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements

Accounting for Multiple-Deliverable Arrangements

In October 2009, the FASB issued an amendment to the accounting standards on revenue recognition for multiple-deliverable revenue arrangements. This amendment changes the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. It eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Our adoption of this amendment on January 1, 2011 is not expected to have a material impact on our consolidated financial statements in 2011.

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

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. As a result, a large portion of our off-balance sheet assets and liabilities prior to January 1, 2010 have been consolidated. Effective January 1, 2010, we consolidated these trusts and recognized the assets and liabilities at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of historical carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for a discussion of our assessment to determine whether we are considered the primary beneficiary of a trust and thus need to consolidate it. As such, we recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Other Guarantee Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their UPB.

In light of the consolidation of our single-family PC trusts and certain Other Guarantee Transactions as discussed above, effective January 1, 2010 we elected to change the amortization method for deferred items (e.g., premiums, discounts, and other basis adjustments) related to mortgage loans and investments in securities. We made this change to align the amortization method for these assets with the amortization method for deferred items associated with the related liabilities. As a result of this change, deferred items are amortized into interest income using an effective interest method over the contractual lives of these assets instead of the estimated life that was used for periods prior to 2010. It was impracticable to retrospectively apply this change to prior periods, so we recognized this change as a cumulative effect adjustment to the opening balance of retained earnings (accumulated deficit), and future amortization of these deferred items will be recognized using this new method. The effect of the change in the amortization method for deferred items was immaterial to our consolidated financial statements in 2010.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to

190	Freddie Mac

securitization trusts we consolidated; and (c) the application of our non-accrual policy to single-family seriously delinquent mortgage loans consolidated as of January 1, 2010.

191	Freddie Mac

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

	December 31,	Consolidation	Reclassifications and	January 1,
	2009(1)	of VIEs	Eliminations	2010
	(in millions)

Assets
Cash and cash equivalents	$64,683	$—	$(1)	$64,682
Restricted cash and cash equivalents(2)	527	14,982	—	15,509
Federal funds sold and securities purchased under agreements to resell(3)	7,000	7,500	—	14,500
Investments in securities:(4)
Available-for-sale, at fair value	384,684	—	(128,452)	256,232
Trading, at fair value	222,250	—	(158,089)	64,161

Total investments in securities	606,934	—	(286,541)	320,393
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts, net of allowance for loan losses(5)(6)	—	1,812,871	(32,192)	1,780,679
Unsecuritized, net of allowance for loan losses(7)	111,565	—	11,632	123,197

Total held-for-investment mortgage loans, net	111,565	1,812,871	(20,560)	1,903,876
Held-for-sale, at lower-of-cost-or-fair-value(7)	16,305	—	(13,506)	2,799

Total mortgage loans, net	127,870	1,812,871	(34,066)	1,906,675
Accrued interest receivable(8)	3,376	8,891	(2,723)	9,544
Derivative assets, net	215	—	—	215
Real estate owned, net	4,692	147	—	4,839
Deferred tax assets, net	11,101	—	1,445	12,546
Other assets:
Guarantee asset, at fair value(9)	10,444	—	(10,024)	420
Other(10)	4,942	7,549	(3,789)	8,702

Total other assets	15,386	7,549	(13,813)	9,122

Total assets	$841,784	$1,851,940	$(335,699)	$2,358,025

Liabilities and equity (deficit)
Liabilities
Accrued interest payable(11)	$5,047	$8,630	$(1,446)	$12,231
Debt, net:
Debt securities of consolidated trusts held by third parties(12)	—	1,843,195	(276,789)	1,566,406
Other debt	780,604	—	—	780,604

Total debt, net	780,604	1,843,195	(276,789)	2,347,010
Derivative liabilities, net	589	—	—	589
Other Liabilities:
Guarantee obligation(9)	12,465	—	(11,823)	642
Reserve for guarantee losses on Participation Certificates(6)	32,416	—	(32,192)	224
Other	6,291	115	(1,746)	4,660

Total other liabilities	51,172	115	(45,761)	5,526

Total liabilities	837,412	1,851,940	(323,996)	2,365,356

Commitments and contingencies
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	—	—	51,700
Preferred stock, at redemption value	14,109	—	—	14,109
Common stock, $0.00 par value	—	—	—	—
Additional paid-in capital	57	—	—	57
Retained earnings (accumulated deficit)(13)	(33,921)	—	(9,011)	(42,932)
AOCI, net of taxes, related to:
Available-for-sale securities(14)	(20,616)	—	(2,683)	(23,299)
Cash flow hedge relationships	(2,905)	—	(7)	(2,912)
Defined benefit plans	(127)	—	—	(127)

Total AOCI, net of taxes	(23,648)	—	(2,690)	(26,338)
Treasury stock, at cost	(4,019)	—	—	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	4,278	—	(11,701)	(7,423)
Noncontrolling interest	94	—	(2)	92

Total equity (deficit)	4,372	—	(11,703)	(7,331)

Total liabilities and equity (deficit)	$841,784	$1,851,940	$(335,699)	$2,358,025

(1)	Certain December 31, 2009 amounts presented in our consolidated balance sheet within this Form 10-K reflect reclassifications in connection with the adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010.
(2)	We recognize the cash held by trusts for our single-family PCs and certain Other Guarantee Transactions as restricted cash and cash equivalents on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.

192	Freddie Mac

(3)	We recognize federal funds sold and securities purchased under agreements to resell held by our single-family PC trusts and certain Other Guarantee Transactions on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.
(4)	We no longer account for the single-family PCs and certain Other Guarantee Transactions that we hold as investment securities because we consolidate the related trusts; therefore, we eliminated UPB amounts of approximately $123.8 billion and $150.1 billion related to investment securities held by us classified as available-for-sale and trading, respectively, and the related debt securities of the consolidated trusts. Additionally, we eliminated $12.6 billion of basis adjustments (e.g., premiums and discounts) and changes in fair value, which adjust the carrying amount of these investments on our consolidated balance sheet. See endnote 14, which discusses the amounts removed from AOCI relating to the available-for-sale securities.
(5)	On consolidation of our single-family PCs and certain Other Guarantee Transactions, we recognized $1.8 trillion of mortgage loans held-for-investment contained in these consolidated trusts.
(6)	We no longer establish a reserve for guarantee losses on PCs and Other Guarantee Transactions issued by trusts that we have consolidated; rather, we now recognize an allowance for loan losses against the mortgage loans that underlie those PCs and Other Guarantee Transactions. Accordingly, the reserve for guarantee losses on PCs and Other Guarantee Transactions that were consolidated was reclassified to the allowance for loan losses related to mortgage loans held-for-investment by consolidated trusts. We continue to recognize a reserve for guarantee losses related to our other guarantee commitments and guarantees issued to non-consolidated entities within other liabilities.
(7)	We reclassified all unsecuritized single-family mortgage loans held-for-sale with a carrying amount of $13.4 billion to held-for-investment on January 1, 2010, as these loans will either be held by us as unsecuritized, or will be transferred to securitization trusts that we would consolidate. Additionally, we eliminated $1.8 billion of unsecuritized mortgage loans held-for-investment that relate to loans that were eligible to be repurchased from single-family PC trusts prior to consolidation, but had not yet been purchased. We were previously required to recognize these loans as assets even though they had not yet been purchased from the securitization trusts because our right to repurchase these loans provided us with effective control over these loans. Lastly, there were miscellaneous adjustments of $18 million related to unsecuritized loans held-for-investment and $81 million related to loans held-for-sale at transition. As of January 1, 2010, all held-for-sale loans are multifamily mortgage loans.
(8)	The consolidation of VIEs includes $8.9 billion of accrued interest, which represents the aggregate amount of interest receivable on the mortgage loans held by these consolidated entities. Additionally, we eliminated $1.4 billion of interest receivable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, and $1.3 billion related to the initial application of our corporate non-accrual policy to these newly consolidated mortgage loans.
(9)	We eliminated the guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated. We continue to recognize a guarantee asset and guarantee obligation for our other guarantee commitments and guarantees issued to non-consolidated entities.
(10)	The consolidation of VIEs includes $5.1 billion of receivables from servicers for payments received from the loans they service on our behalf that have not yet been remitted to the trust, $1.8 billion in receivables from us relating to loans we are required to record on our consolidated balance sheets, but for which the related cash receipts are still a contractual asset of the trust (see endnote 7, above), and $0.6 billion in other receivables from us in our capacity as guarantor. We eliminated the $2.4 billion in aggregate receivables from us mentioned in the preceding sentence as, upon consolidation, this amount represents an intercompany transaction, $1.0 billion of receivables for principal payments related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, $353 million of guarantee-related credit enhancements with the consolidated VIEs, and $2 million of other receivables and assets related to LIHTC partnerships that were deconsolidated.
(11)	The consolidation of VIEs includes $8.6 billion of accrued interest payable related to the debt securities issued by these consolidated securitization trusts. We then eliminated in consolidation $1.4 billion of interest payable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above).
(12)	On consolidation of our single-family PCs and certain Other Guarantee Transactions, we recognized $1.8 trillion of debt securities issued by these securitization trusts. We eliminated the UPB of $273.9 billion of these securities that were held by us (see endnote 4 above) and $1.0 billion of principal repayments that were due but not yet paid related to the securities held by us at December 31, 2009.
(13)	We recorded a decrease to retained earnings (accumulated deficit), driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts upon consolidation and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our non-accrual policy to seriously delinquent single-family mortgage loans consolidated as of January 1, 2010.
(14)	We eliminated unrealized gains (inclusive of deferred tax amounts) previously recorded in AOCI related to available-for-sale securities issued by securitization trusts we have consolidated.

Impacts on Consolidated Statements of Operations

Prospective adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of operations. These impacts are discussed below:

Line Items No Longer Separately Presented:

Line items that are no longer separately presented on our consolidated statements of operations include:

•	Management and guarantee income — we no longer recognize management and guarantee income on PCs and Other Guarantee Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee is recognized as part of interest income on mortgage loans. We continue to recognize management and guarantee income related to our other guarantee commitments and guarantees issued to non-consolidated entities in other income;

•	Gains (losses) on guarantee asset and income on guarantee obligation — we no longer recognize a guarantee asset and a guarantee obligation for guarantees issued to trusts that we have consolidated; therefore, we also no longer recognize gains (losses) on guarantee asset and income on guarantee obligation for such trusts. However, we continue to recognize a guarantee asset and a guarantee obligation for our other guarantee commitments and guarantees issued to non-consolidated entities and the corresponding gains (losses) on guarantee asset and income on guarantee obligation, which are recorded in other income;

•	Losses on loans purchased — we no longer recognize the acquisition of loans from PC trusts that we have consolidated as a purchase with an associated loss, as these loans are already reflected on our consolidated balance sheet. Instead, when we acquire a loan from these entities, we reclassify the loan from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record the cash tendered as an extinguishment of the related PC debt within debt securities of consolidated trusts held by third parties.

193	Freddie Mac

We continue to recognize losses on loans purchased related to our other guarantee commitments and losses from purchases of loans from non-consolidated entities in other expenses;

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

See “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information regarding line items that are no longer separately presented on our consolidated financial statements.

Line Items Significantly Impacted and Still Separately Presented:

Line items that were significantly impacted and that continue to be separately presented on our consolidated statements of operations include:

•	Interest income on mortgage loans — we now recognize interest income on the mortgage loans underlying PCs and Other Guarantee Transactions issued by trusts that we consolidate, which includes the portion of interest that was historically recognized as management and guarantee income. Upfront credit-related and other fees received in connection with such loans historically were treated as a component of the related guarantee obligation; prospectively, these fees are treated as basis adjustments to the loans to be amortized over their respective lives as a component of interest income on mortgage loans;

•	Interest income on investments in securities — we no longer recognize interest income on our investments in the PCs and Other Guarantee Transactions issued by trusts that we consolidate, as we now recognize interest income on the mortgage loans underlying PCs and Other Guarantee Transactions issued by trusts that we consolidate;

•	Interest expense — we now recognize interest expense on PCs and Other Guarantee Transactions that were issued by trusts that we consolidate and are held by third parties; and

•	Other gains (losses) on investments — we no longer recognize other gains (losses) on investments for single-family PCs and certain Other Guarantee Transactions because those securities are no longer accounted for as investments by us as a result of our consolidation of the related trusts.

Newly Created Line Item:

The following line item has been added to our consolidated statements of operations:

•	Gains (losses) on extinguishment of debt securities of consolidated trusts — we record the purchase of PCs, REMICs and Other Structured Securities that are single-class securities, and certain Other Guarantee Transactions as an extinguishment of outstanding debt with a gain or loss recorded to this line item. The gain or loss recognized is the difference between the amount paid to redeem the debt and its carrying value, adjusted for any related purchase commitments accounted for as derivatives. As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” REMICs and Other Structured Securities that are single-class securities pass through all of the cash flows of the underlying PCs directly to the holders and are deemed to be substantially the same as the underlying PCs. We are not deemed to be the primary beneficiary for the related trusts and thus we do not consolidate them.

Impacts on Consolidated Statements of Cash Flows

The adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of cash flows. At transition when we consolidated our single-family PCs and certain Other Guarantee Transactions, there was significant non-cash activity. Table 2.1 contains a summary of the impacts recorded when we adopted these changes in accounting principles. All of the activity in the columns titled “Consolidation of VIEs” and “Reclassifications and Eliminations” were non-cash changes.

Other Changes in Accounting Principles

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

194	Freddie Mac

Change in the Impairment Model for Debt Securities

On April 1, 2009, we prospectively adopted an amendment to the accounting standards for investments in debt and equity securities. This amendment changed the recognition, measurement, and presentation of other-than-temporary impairment for debt securities. To determine whether an other-than-temporary impairment exists, we assess whether we intend to sell or more likely than not will be required to sell the security prior to its anticipated recovery. The entire amount of other-than-temporary impairment related to securities which we intend to sell or for which it is more likely than not that we will be required to sell, is recognized in our consolidated statements of operations as net impairment on available-for-sale securities recognized in earnings. For securities that we do not intend to sell or for which it is not more likely than not that we will be required to sell, but for which we do not expect to recover the securities’ amortized cost basis, the amount of other-than-temporary impairment is separated between amounts recorded in earnings or AOCI. Other-than-temporary impairment amounts related to credit loss are recognized in net impairment of available-for-sale securities recognized in earnings and the amounts attributable to all other factors are recorded to AOCI.

As a result of the adoption, we recognized a cumulative-effect adjustment, net of tax, of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding adjustment of $(9.9) billion, to AOCI. The cumulative adjustment reclassifies the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. The difference between these adjustments of $5.1 billion primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of this amendment. See “NOTE 8: INVESTMENTS IN SECURITIES” for further disclosures regarding our investments in securities and other-than-temporary impairments.

The Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted the accounting standard related to the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. The effect of the first measurement to fair value was reported as a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit). We elected the fair value option for foreign-currency denominated debt and certain available-for-sale mortgage-related securities, including investments in securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. Our election of the fair value option for the items discussed above was made in an effort to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized as changes in fair value through our consolidated statements of operations. As a result of the adoption, we recognized a $1.0 billion after-tax increase to our beginning retained earnings (accumulated deficit) at January 1, 2008, representing the effect of changing our measurement basis to fair value for the above items with the fair value option elected. During the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the election of the fair value option, see “NOTE 20: FAIR VALUE DISCLOSURES.”

NOTE 3: CONSERVATORSHIP AND RELATED MATTERS

Entry Into Conservatorship

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, Treasury and FHFA announced several actions regarding Freddie Mac and Fannie Mae. These actions included the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock.

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.

195	Freddie Mac

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

In a letter to the Chairmen and Ranking Members of the Senate Banking and House Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac continues to serve its mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. The Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to offer new products is inconsistent with the goals of the conservatorship.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue our objectives under conservatorship, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. The Conservator and Treasury have also not authorized us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury. However, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

Given the important role the Obama Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results, or financial condition. The Acting Director of FHFA stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages out of PC pools. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue or other opportunities. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, have adversely impacted and may continue to adversely impact our financial results, including our segment results. For example, our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forgo revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Our future structure and role will be determined by the Obama Administration and Congress. We have no ability to predict the outcome of these deliberations.

On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding

196	Freddie Mac

down Freddie Mac and Fannie Mae, stating that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Obama Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Obama Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements.

These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations and financial condition. We cannot predict the extent to which these recommendations will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Our future draws are dictated by the terms of the Purchase Agreement. Any actions we take will likely require approval by FHFA and Treasury before they are implemented. FHFA will regulate any actions we take related to the uncertainties surrounding our business. In addition, FHFA, Treasury, or Congress may have a different perspective from management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

Purchase Agreement

Overview

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

The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury’s funding commitment, we issued to Treasury, as an aggregate initial commitment fee: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury for issuing the senior preferred stock or the warrant.

Under the terms of the Purchase Agreement, Treasury is entitled to a dividend of 10% per year, paid on a quarterly basis (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock, consisting of the initial liquidation preference of $1 billion plus funds we receive from Treasury and any

197	Freddie Mac

dividends and commitment fees not paid in cash. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect, and reset every five years. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. The fee was originally scheduled to commence on March 31, 2010, but was delayed until March 31, 2011 pursuant to an amendment to the Purchase Agreement. Treasury waived the fee for the first quarter of 2011, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. Treasury stated that it would reevaluate whether the quarterly commitment fee should be set in the second quarter of 2011. Absent Treasury waiving the commitment fee in the second quarter of 2011, this quarterly commitment fee will begin accruing on April 1, 2011 and must be paid each quarter for as long as the Purchase Agreement is in effect. The amount of the fee has not yet been determined and could be substantial.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash. The amounts payable for dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury. It is unlikely that, over the long-term, we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury, although we may experience period-to-period variability in earnings and comprehensive income. As a result, we expect to make additional draws in future periods.

While we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term, there are likely to be significant changes beyond the near-term that we expect to be decided by the Obama Administration and Congress.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur and capping the size of our mortgage-related investments portfolio. While the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent.

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

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for

198	Freddie Mac

cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio beginning in 2010;

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is: (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant; (b) upon arm’s length terms; or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The covenants also apply to our subsidiaries.

The Purchase Agreement also provides that we may not own mortgage assets with a UPB in excess of: (a) $900 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Therefore, these limitations were not affected by our implementation of the changes to the accounting standards for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PCs and certain Other Guarantee Transactions in our financial statements as of January 1, 2010.

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

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (a) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (b) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (c) the funding by Treasury of the maximum amount of the commitment under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the Purchase Agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

199	Freddie Mac

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

Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (a) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (b) the lesser of: (i) the deficiency amount; and (ii) the maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $697 billion at December 31, 2010. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant developments during 2010 with respect to the support we receive from the government include the following:

•	we received $12.5 billion in funding from Treasury under the Purchase Agreement relating to our quarterly net worth deficits in 2010, which increased the aggregate liquidation preference of the senior preferred stock to $64.2 billion as of December 31, 2010.

•	we paid dividends of $5.7 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our $401 million deficit in net worth as of December 31, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $500 million. We expect to receive these funds by March 31, 2011. Upon funding of this draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $64.2 billion as of December 31, 2010 to $64.7 billion; and

•	the corresponding annual cash dividends payable to Treasury will increase to $6.47 billion, which exceeds our annual historical earnings in all but one period.

To date, we have paid $10.0 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for the first quarter of 2011. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for more information on the terms of the conservatorship and the agreements described above.

200	Freddie Mac

Housing Finance Agency Initiative

On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA, and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance, through three separate initiatives, to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance initiatives does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of the Purchase Agreement.

From October 19, 2009 to December 31, 2009, we, Treasury, Fannie Mae, and participating HFAs entered into definitive agreements setting forth the respective parties’ obligations under this initiative. The initiatives are as follows:

•	TCLFP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for variable rate demand obligations, or VRDOs, previously issued by HFAs. This support was provided through the issuance of guarantees, which provide credit enhancement to the holders of such VRDOs and also create an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFP. These guarantees, each of which expires on or before December 31, 2012, replaced existing liquidity facilities from other providers.

•	NIBP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury purchased all of the pass-through securities issued by Freddie Mac and Fannie Mae. This initiative provided financing for HFAs to issue new housing bonds.

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

Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Government Support for our Business” and “Housing Finance Agency Initiative” as well as in “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government during the year ended December 31, 2010. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

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

Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the

201	Freddie Mac

assets and liabilities of these trusts at their UPB, with accrued interest, allowance for credit losses, or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption as we determined that calculation of carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of the transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their UPB.

In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE, as discussed below.

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments exposes us to losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

At December 31, 2010, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.7 trillion, as measured using the UPB of PCs we issued. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $15.8 billion at December 31, 2010. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

202	Freddie Mac

Consolidated VIEs

Table 4.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 4.1 — Assets and Liabilities of Consolidated VIEs

	December 31,
Consolidated Balance Sheets Line Item	2010	2009
	(in millions)

Cash and cash equivalents	$1	$4
Restricted cash and cash equivalents	7,514	—
Federal funds sold and securities purchased under agreements to resell	29,350	—
Mortgage loans held-for-investment by consolidated trusts	1,646,172	—
Accrued interest receivable	6,895	—
Real estate owned, net	118	—
Other assets	6,001	16

Total assets of consolidated VIEs	$1,696,051	$20

Accrued interest payable	$6,502	$—
Debt securities of consolidated trusts held by third parties	1,528,648	—
Other liabilities	3,851	15

Total liabilities of consolidated VIEs	$1,539,001	$15

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

203	Freddie Mac

Table 4.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	December 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$9,909	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	34	464
Investments in securities:
Available-for-sale, at fair value	—	85,689	137,568	—	—
Trading, at fair value	44	13,437	18,914	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	78,448	—
Held-for-sale	—	—	—	6,413	—
Accrued interest receivable	—	419	717	372	5
Derivative assets, net	—	—	—	—	2
Other assets	—	277	6	23	381
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(41)
Other liabilities	—	(408)	(3)	(36)	(1,034)
Maximum Exposure to Loss	$9,953	$26,392	$176,533	$85,290	$11,375
Total Assets of Non-Consolidated VIEs(5)	$129,479	$29,368	$1,036,975	$138,330	$25,875

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, Multifamily PCs, Multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. For our variable interests in other Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable, and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation including possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

Asset-Backed Investment Trusts

We invest in a variety of non-mortgage-related, asset-backed investment trusts. These investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically credit card receivables, auto loans, or student loans. These trusts act as vehicles to allow originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 8: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

At December 31, 2010, we had investments in 23 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary. Our investments in these asset-backed investment trusts were made in 2010. At December 31, 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $10.0 billion and $12.7 billion as of December 31, 2010 and 2009, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At December 31, 2010 and 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

Mortgage-Related Security Trusts

Freddie Mac Securities

Freddie Mac securities related to our variable interests in non-consolidated VIEs primarily consist of our REMICs and Other Structured Securities and Other Guarantee Transactions. REMICs and Other Structured Securities are created by using

204	Freddie Mac

PCs or previously issued REMICs and Other Structured Securities as collateral. Our involvement with the resecuritization trusts that issue these securities does not provide us with rights to receive benefits or obligations to absorb losses nor does it provide any power that would enable us to direct the most significant activities of these VIEs because the ultimate underlying assets are PCs for which we have already provided a guarantee (i.e., all significant rights, obligations and powers are associated with the underlying PC trusts). As a result, we have concluded that we are not the primary beneficiary of these resecuritization trusts.

In Other Guarantee Transactions, non-Freddie Mac mortgage-related securities are used as collateral. At December 31, 2010, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Non-Freddie Mac Securities

We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency securities, CMBS, other private-label securities backed by various mortgage-related assets, and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 8: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

Our investments in these non-Freddie Mac securities were made between 1994 and 2010. At December 31, 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” At December 31, 2010 and 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase from originators loans made to various multifamily real estate entities, and hold such loans for investment purposes or for securitization. While we primarily purchase such loans for investment purposes or for securitization, they also help us to fulfill our affordable housing goals. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, or rehabilitate residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property at origination. The remaining 20% of value is typically funded through equity contributions by the partners of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. There were more than 7,000 unsecuritized loans in our mortgage-related investments portfolio as of December 31, 2010.

The UPB of our investments in these loans was $85.9 billion and $83.9 billion as of December 31, 2010 and 2009, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. At December 31, 2010, we were not the primary beneficiary of any such entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” and “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

205	Freddie Mac

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees, and certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We hold an equity investment in various LIHTC fund partnerships that invest in lower-tier or project partnerships that are single asset entities. In February 2010, the Acting Director of FHFA, after consultation with Treasury, informed us that we may not sell or transfer our investments in LIHTC assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party.

•	Certain other mortgage-related guarantees: We have other guarantee commitments outstanding on multifamily housing revenue bonds that were issued by third parties. As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within five business days after they are tendered to their holders.

•	Certain short-term default and other guarantee commitments accounted for as derivatives: Our involvements in these VIEs include our guarantee of the performance of interest-rate swap contracts in certain circumstances and credit derivatives we issued to guarantee the payments on multifamily loans or securities.

At December 31, 2010, we were not the primary beneficiary of any such VIEs because our involvements in these VIEs are passive in nature and do not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 4.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 10: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Table 5.1 summarizes the types of loans on our consolidated balance sheets as of December 31, 2010 and 2009. For periods ending prior to January 1, 2010, the balances do not include mortgage loans underlying Freddie Mac mortgage-related securities since these were not consolidated on our balance sheets at that time. See “NOTE 4: VARIABLE INTEREST ENTITIES” for further information regarding the assets and liabilities, including mortgage loans, underlying our consolidated VIEs.

206	Freddie Mac

Table 5.1 — Mortgage Loans

	December 31, 2010			December 31, 2009
		Held by
		Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$126,561	$1,493,206	$1,619,767	$49,033
Interest-only	4,161	19,616	23,777	425

Total fixed-rate	130,722	1,512,822	1,643,544	49,458

Adjustable-rate
Amortizing	3,625	59,851	63,476	1,250
Interest-only	13,018	58,792	71,810	1,060

Total adjustable-rate	16,643	118,643	135,286	2,310

Other Guarantee Transactions backed by non-Freddie Mac securities	—	15,580	15,580	—
FHA/VA and USDA Rural Development	1,498	3,348	4,846	3,110

Total single-family	148,863	1,650,393	1,799,256	54,878

Multifamily(1):
Fixed-rate	72,679	—	72,679	71,936
Adjustable-rate	13,201	—	13,201	11,999
USDA Rural Development	3	—	3	3

Total multifamily	85,883	—	85,883	83,938

Total UPB of mortgage loans	234,746	1,650,393	1,885,139	138,816

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(7,665)	7,423	(242)	(9,317)
Lower of cost or fair value adjustments on loans held-for-sale(2)	(311)	—	(311)	(188)
Allowance for loan losses on mortgage loans held-for-investment	(28,047)	(11,644)	(39,691)	(1,441)

Total mortgage loans, net	$198,723	$1,646,172	$1,844,895	$127,870

Mortgage loans, net:
Held-for-investment	$192,310	$1,646,172	$1,838,482	$111,565
Held-for-sale	6,413	—	6,413	16,305

Total mortgage loans, net	$198,723	$1,646,172	$1,844,895	$127,870

(1)	Based on principal balances and excluding mortgage loans traded, but not yet settled.
(2)	Includes fair value adjustments associated with mortgage loans for which we have made a fair value election.

The decrease in mortgage loans held-for-sale and increase in mortgage loans held-for-investment from December 31, 2009 to December 31, 2010 is primarily due to a change in accounting for the consolidation of VIEs which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of certain Other Guarantee Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in UPB and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of December 31, 2010, our mortgage loans held-for-sale consist solely of multifamily mortgage loans that we purchased for securitization. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization, we also had investments in single-family mortgage loans held-for-sale. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

We purchased UPB of $380.7 billion of single-family mortgage loans and $3.2 billion of multifamily loans that were classified as held-for-investment at purchase in the year ended December 31, 2010. As discussed above, prior to January 1, 2010 the majority of our single-family loan purchases were classified as held-for-sale loans. Our sales of mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 10: FINANCIAL GUARANTEES” for more information. We did not sell any held-for-investment loans during the year ended December 31, 2010. We did not have significant reclassifications of mortgage loans into held-for-sale in the year ended December 31, 2010. In 2009, for loans designated as held-for-sale for which we had not elected the fair value option, we evaluated the lower of cost or fair value for such loans each period by aggregating loans based on the mortgage product type. Beginning in 2010, we elected the fair value option for all of our held-for-sale loans. During 2009, we recognized $679 million of lower of cost or fair value adjustments on our consolidated statement of operations related to held-for-sale mortgage loans.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects

207	Freddie Mac

the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. Table 5.2 presents information on the estimated current LTV ratios of single-family loans held-for-investment on our consolidated balance sheets. Our current LTV ratio estimates are based on available data through December 31, 2010.

Table 5.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio

	As of December 31, 2010
	Estimated Current LTV Ratio(1)
	<= 80	81 – 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more, amortizing fixed-rate	$704,882	$393,853	$216,388	$1,315,123
15-year amortizing fixed-rate	233,422	16,432	2,523	252,377
Adjustable-rate(3)	34,252	13,273	9,149	56,674
Alt-A, interest-only, and option ARM(4)	45,068	44,540	85,213	174,821

Total single-family loans	$1,017,624	$468,098	$313,273	$1,798,995

Multifamily loans				79,178

Total recorded investment of held-for-investment loans				$1,878,173

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 14.9% as of December 31, 2010.
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgages and Mortgage-Related Securities.”

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserve

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Prior to consolidation of certain of our securitization trusts, we also maintained a reserve for guarantee losses for mortgage loans held by these trusts. In 2010, our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk, and this reserve is included within other liabilities on our consolidated balance sheets.

During the second quarter of 2010, we identified a backlog related to the processing of loan workouts reported to us by our servicers, principally loan modifications and short sales. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. The resulting error impacted our provision for credit losses and allowance for loan losses and affected our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment.”

208	Freddie Mac

Table 5.3 summarizes loan loss reserve activity.

Table 5.3 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Single-family:
Beginning balance	$693	$—	$32,333	$33,026	$454	$14,887	$15,341
Adjustments to beginning balance(2)	—	32,006	(32,192)	(186)	—	—	—
Provision for credit losses	7,532	9,540	47	17,119	524	28,432	28,956
Charge-offs(3)	(12,856)	(3,351)	(11)	(16,218)	(507)	(8,874)	(9,381)
Recoveries(3)	2,647	715	—	3,362	222	1,866	2,088
Transfers, net(4)(5)	29,301	(27,266)	(40)	1,995	—	(3,978)	(3,978)

Ending balance	$27,317	$11,644	$137	$39,098	$693	$32,333	$33,026

Multifamily:
Beginning balance	$748	$—	$83	$831	$236	$41	$277
Provision for credit losses	84	—	15	99	533	41	574
Charge-offs(3)	(103)	—	(1)	(104)	(21)	—	(21)
Recoveries(3)	1	—	—	1	—	—	—
Transfers, net(5)	—	—	1	1	—	1	1

Ending balance	$730	$—	$98	$828	$748	$83	$831

Total:
Beginning balance	$1,441	$—	$32,416	$33,857	$690	$14,928	$15,618
Adjustments to beginning balance(2)	—	32,006	(32,192)	(186)	—	—	—
Provision for credit losses	7,616	9,540	62	17,218	1,057	28,473	29,530
Charge-offs(3)	(12,959)	(3,351)	(12)	(16,322)	(528)	(8,874)	(9,402)
Recoveries(3)	2,648	715	—	3,363	222	1,866	2,088
Transfers, net(4)(5)	29,301	(27,266)	(39)	1,996	—	(3,977)	(3,977)

Ending balance	$28,047	$11,644	$235	$39,926	$1,441	$32,416	$33,857

(1)	All of these loans are collectively evaluated for impairments. Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities. See “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Adjustments relate to the adoption of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(3)	Charge-offs represent the amount of the UPB of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure, short sales or deed-in-lieu transactions. Charge-offs exclude $528 million and $280 million for the years ended December 31, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	In February 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $127.5 billion in UPB of loans from PC trusts during 2010. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(5)	Consist primarily of: (a) approximately $27.5 billion of reclassified single-family reserves during 2010 related to our purchases during the period of loans previously held by consolidated trusts (as discussed in endnote (3) above); (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (d) net amounts attributable to recapitalization of past due interest on modified mortgage loans. See “NOTE 19: CONCENTRATIONS OF CREDIT AND OTHER RISKS — Mortgage Seller/Servicers” for more information about recovery agreements with our seller/servicers in 2010, including GMAC Mortgage, LLC, Bank of America, N.A., and certain of their affiliates.

For delinquent loans placed on non-accrual status on our consolidated balance sheets, we reverse all past due interest. In most cases, when we modify a non-accrual loan, the past due interest on the original loan is recapitalized, or added to the principal of the new loan and reflected as a transfer into the reserve balance. Transfers, net in the table above, included $1.1 billion in 2010 associated with recapitalization of past due interest.

209	Freddie Mac

Table 5.4 presents our loan losses and our recorded investment in mortgage loans by impairment evaluation methodology.

Table 5.4 — Net Investment in Mortgage Loans

	December 31, 2010			December 31, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,762,490	$76,541	$1,839,031	$20,885	$79,664	$100,549
Individually evaluated	36,505	2,637	39,142	11,036	1,421	12,457

Total recorded investment	1,798,995	79,178	1,878,173	31,921	81,085	113,006

Ending balance of the allowance:
Collectively evaluated	$(30,477)	$(382)	$(30,859)	$(550)	$(512)	$(1,062)
Individually evaluated	(8,484)	(348)	(8,832)	(143)	(236)	(379)

Total ending balance of the allowance	(38,961)	(730)	(39,691)	(693)	(748)	(1,441)

Net investment in mortgage loans	$1,760,034	$78,448	$1,838,482	$31,228	$80,337	$111,565

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

Commencing January 1, 2010, credit protection, including primary mortgage insurance, is no longer recognized as a separate asset to the extent it is received in connection with a consolidated guarantor swap and fully paid for by the lender; in those situations, the economic effect of credit protection is included in our estimation of the allowance for loan losses. In all other situations, credit protection continues to be recognized as a separate asset and subsequently amortized into earnings. At December 31, 2010 and 2009, respectively, we recorded $151 million and $597 million within other assets on our consolidated balance sheets for these credit enhancements.

Table 5.5 presents the UPB of loans in our consolidated balance sheets and underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

Table 5.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage at
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$217,133	$239,339	$52,899	$58,226
Lender recourse and indemnifications	10,064	12,169	9,566	11,083
Pool insurance	37,868	50,721	3,299	3,649
HFA indemnification(2)	9,322	3,915	3,263	1,370
Subordination(3)	4,112	4,527	622	784
Other credit enhancements	223	563	214	271

Total	$278,722	$311,234	$69,863	$75,383

Multifamily:
HFA indemnification(2)	$1,551	$405	$543	$142
Subordination(3)	12,252	6,646	1,414	641
Other credit enhancements	9,004	6,972	2,930	2,633

Total	$22,807	$14,023	$4,887	$3,416

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and USDA loans. Except for subordination coverage, these amounts exclude credit protection associated with $19.8 billion and $20.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of December 31, 2010 and 2009, respectively, for which the information was not available.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.
(3)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. At December 31, 2010 and 2009, the average serious delinquency rate on loans underlying our single-family Freddie Mac issued mortgage-related securities with subordination coverage was 21.1% and 24.1%, respectively.

Primary mortgage insurance is the most prevalent type of credit enhancement within our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. As shown in the table above, the UPB of single-family loans covered by pool insurance declined during 2010, primarily due to loan payoffs and other liquidation events, which reduced

210	Freddie Mac

the UPB of the mortgage loans covered by such policies. We also reached the maximum limit of recovery on certain of these contracts. As a result, losses we recognized during 2010 increased on certain loans previously identified as credit enhanced.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.8 billion and $3.1 billion as of December 31, 2010 and 2009, respectively.

NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS

Individually Impaired Loans

Individually impaired single-family loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-performing loans, which are applied consistently for all single-family classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Total loan loss reserves consists of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in Table 6.1 by product class (for single-family loans).

Table 6.1 — Individually Impaired Loans

	Balance at				For the Year Ended
	December 31, 2010				December 31, 2010
					Average	Interest
		Recorded	Associated	Net	Recorded	Income
Single-family —	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate	$8,462	$3,721	$—	$3,721	$4,046	$521
15-year amortizing fixed-rate	119	50	—	50	58	7
Adjustable rate(2)	20	9	—	9	12	1
Alt-A, interest-only, and option ARM(3)	2,525	1,098	—	1,098	1,220	114

Total with no specific allowance recorded	$11,126	$4,878	$—	$4,878	$5,336	$643

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate	$25,504	$24,502	$(6,283)	$18,219	$15,128	$561
15-year amortizing fixed-rate	229	198	(17)	181	175	10
Adjustable rate(2)	168	153	(23)	130	114	5
Alt-A, interest-only, and option ARM(3)	7,035	6,774	(2,161)	4,613	3,753	116

Total with specific allowance recorded	$32,936	$31,627	$(8,484)	$23,143	$19,170	$692

Combined single-family:
20 and 30-year or more, amortizing fixed-rate	$33,966	$28,223	$(6,283)	$21,940	$19,174	$1,082
15-year amortizing fixed-rate	348	248	(17)	231	233	17
Adjustable rate(2)	188	162	(23)	139	126	6
Alt-A, interest-only, and option ARM(3)	9,560	7,872	(2,161)	5,711	4,973	230

Total single-family	44,062	36,505	(8,484)	28,021	24,506	1,335

Total multifamily	2,661	2,637	(348)	2,289	2,959	107

Total single-family and multifamily	$46,723	$39,142	$(8,832)	$30,310	$27,465	$1,442

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	Includes balloon/reset mortgage loans and excludes option ARMs.
(3)	See endnote (4) of “Table 5.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

At December 31, 2009, we had a recorded investment of $12.5 billion of individually impaired loans. The average recorded investment in individually impaired loans for 2009 and 2008 was approximately $10.7 billion and $7.1 billion, respectively. At December 31, 2009, the recorded investment in individually impaired loans requiring a specific allowance was $2.6 billion, and the related allowance was $379 million.

We recognized interest income on individually impaired loans of $818 million and $507 million for the years ended December 31, 2009 and 2008. Interest income forgone on individually impaired loans was approximately $784 million, $276 million, and $69 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

211	Freddie Mac

Table 6.2 presents the recorded investment of our single-family and multifamily mortgage loans by payment status.

Table 6.2 — Payment Status of Mortgage Loans(1)

	December 31, 2010
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —

20 and 30-year or more, amortizing fixed-rate	$1,226,874	$26,442	$10,203	$51,604	$1,315,123	$51,507
15-year amortizing fixed-rate	248,572	1,727	450	1,628	252,377	1,622
Adjustable rate(2)	53,205	826	335	2,308	56,674	2,303
Alt-A, interest-only, and option ARM(3)	137,395	5,701	3,046	28,679	174,821	28,620

Total single-family	1,666,046	34,696	14,034	84,219	1,798,995	84,052

Total multifamily	79,044	41	7	86	79,178	1,751

Total single-family and multifamily	$1,745,090	$34,737	$14,041	$84,305	$1,878,173	$85,803

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers. In addition, if a multifamily borrower has entered into a forbearance agreement and is abiding by the terms of the agreement the borrower’s payment status is reflected as current, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	Includes balloon/reset mortgage loans and excludes option ARMs.
(3)	See endnote (4) of “Table 5.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase and effectively liquidate loans that are 120 days or more past due from PCs when: (a) the loans have been modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the cost of guarantee payments to PC holders, including advances of interest at the PC coupon rate, exceeds the expected cost of holding the non-performing mortgage loans. On February 10, 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. This change in practice was made based on a determination that the cost of guarantee, or debt payments to the security holders, will exceed the cost of holding nonperforming loans on our consolidated balance sheets. Due to our January 1, 2010 adoption of amendments to the accounting standards for transfers of financial assets and the consolidation of VIEs, the recognized cost of purchasing most delinquent loans from PC trusts will be less than the recognized cost of continued guarantee payments to security holders. As of December 31, 2010, there were $5.2 billion in UPB of loans that were four monthly payments past due, and that met our repurchase criteria. In certain cases we purchased and in others we expect to purchase, and thereby extinguish the related PC debt, at the scheduled PC debt payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or otherwise cure by receipt of payment by the borrower before such date.

When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We purchased $127.5 billion and $10.8 billion in UPB of loans from PC trusts or associated with other guarantee commitments during the years ended December 31, 2010 and 2009, respectively. Beginning January 1, 2010, we no longer record losses on loans purchased when we purchase loans from PCs associated with consolidated trusts since these loans are already recorded on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information. We recognized losses on loans purchased of $25 million and $4.8 billion in 2010 and 2009, respectively, related to purchases of loans from PC trusts or associated with other guarantee commitments that are included within other expenses on our consolidated statements of operations.

212	Freddie Mac

Table 6.3 summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 6.3 — Delinquency Rates(1)

	December 31, 2010	December 31, 2009

Delinquencies:
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	2.97%	3.00%
Total number of seriously delinquent loans	296,397	305,840
Credit-enhanced portfolio
Serious delinquency rate	7.83%	8.17%
Total number of seriously delinquent loans	144,116	168,903
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.73%	3.87%
Total number of seriously delinquent loans	440,513	474,743
Other Guarantee Transactions:(2)
Serious delinquency rate	9.86%	9.44%
Total number of seriously delinquent loans	21,926	24,086
Total single-family:
Serious delinquency rate	3.84%	3.98%
Total number of seriously delinquent loans	462,439	498,829
Multifamily:(3)
Delinquency rate	0.26%	0.20%
UPB of delinquent loans (in millions)	$288	$200

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice. In addition, Multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (our relief refinance mortgage); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu transaction (HAFA). As part of accomplishing these initiatives, we pay various incentives to servicers and borrowers. We will bear the full costs associated with these workout alternatives on mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. These initiatives slowed the rate of growth in single-family REO assets on our consolidated balance sheets during 2010 and 2009; however, the number and amount of individually impaired loans increased due to higher volumes of TDRs. We can not currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

Loan Modifications

We rely on our single-family seller/servicers to contact borrowers who are in default or imminent default and to pursue loan modifications, based on our guidelines and the borrower’s qualifications. When a borrower is considered for a loan modification, our seller/servicers obtain information on income, assets, and other borrower obligations to determine new loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrowers’ monthly mortgage payments to a specified percentage of borrower’s gross monthly income (31% for HAMP loans), which may be achieved through a combination of changes in the loans terms, including interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans.

HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months. After the final trial-period payment is received by our seller/servicer and the borrower has provided necessary documentation, the borrower and servicer will enter into the modification.

213	Freddie Mac

We pay a $1,000 incentive fee to a seller/servicer when they modify a single-family loan under HAMP and an additional $500 incentive fee if the loan was current when it entered the trial period (i.e., where default was imminent but had not yet occurred). In addition, our seller/servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

Borrowers whose loans are modified through HAMP accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms. HAMP applies to loans originated on or before January 1, 2009, and borrowers’ requests for such modifications will be considered until December 31, 2012.

Non-HAMP modifications generally involve an extension of the term of the loan or a reduction of the interest rate, depending on the borrower’s individual circumstances. All of our single-family loan modifications during 2010 resulted in the modified loan containing a fixed interest rate or one that is fixed below market for five years and then gradually adjusts to a market rate (determined at the time of modification) and remains fixed at that new rate for the remaining term.

NOTE 7: REAL ESTATE OWNED

We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. Upon acquiring multifamily properties, we may operate them with third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” for a discussion of our significant accounting policies for REO.

For the periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 7.1 provides a summary of the change in the carrying value of our REO balances.

Table 7.1 — REO

	REO,	Valuation	REO,
	Gross	Allowance	Net
	(in millions)

Balance, December 31, 2008	$4,216	$(961)	$3,255
Additions	9,420	(611)	8,809
Dispositions and valuation allowance assessment	(8,511)	1,139	(7,372)

Balance, December 31, 2009	$5,125	$(433)	$4,692
Adjustments to beginning balance(1)	158	(11)	147
Additions	13,211	(1,016)	12,195
Dispositions and valuation allowance assessment	(10,586)	620	(9,966)

Balance, December 31, 2010	$7,908	$(840)	$7,068

(1)	Adjustment to the beginning balance relates to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The REO balance, net at December 31, 2010 and 2009 associated with single-family properties was $7.0 billion and $4.7 billion, respectively, and the balance associated with multifamily properties was $107 million and $31 million, respectively. The West region represented approximately 29% and 35% of our REO additions in 2010 and 2009, respectively, based on the number of units, and the highest concentration in the West region is in California. At December 31, 2010, our REO inventory in California represented approximately 11% of our total REO inventory based on the number of units. Our REO inventory consisted of 72,093 units and 45,052 units at December 31, 2010 and 2009, respectively.

Our REO operations expenses included REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and insurance reimbursements and other credit enhancement recoveries. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. We recognized losses of $102 million and $749 million on REO dispositions during 2010 and 2009, respectively. We increased our valuation allowance for REO by $211 million for the year ended December 31, 2010 to account for declines in home prices during this period, and we reduced our valuation allowance for REO by $612 million for the year ended December 31, 2009.

In the second half of 2010, several large seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. A number of our seller/servicers, including several of our largest, temporarily suspended foreclosure proceedings in certain states in which they do business

214	Freddie Mac

while they evaluated and addressed these issues. We temporarily suspended certain foreclosure proceedings, and certain REO sales and eviction proceedings for REO properties for certain servicers during the fourth quarter of 2010 while we evaluated the impact of these issues. On October 13, 2010, FHFA made public a four-point policy framework detailing FHFA’s plan to address these issues, including guidance for consistent remediation of identified foreclosure process deficiencies, and directed us to implement this plan. We resumed our REO sales in November 2010.

The method of accounting for cash flows associated with REO acquisitions changed significantly with our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. In 2009, the majority of our REO acquisitions resulted from cash payment for extinguishments of mortgage loans within PC pools at the time of their conversion to REO. These cash outlays are included in net payments of mortgage insurance and acquisitions and dispositions of REO in our consolidated statements of cash flows. Effective January 1, 2010, REO property acquisitions resulted from extinguishment of our mortgage loans held on our consolidated balance sheets and are treated as non-cash transfers. As a result, the amount of non-cash acquisitions of REO properties during the year ended December 31, 2010 and 2009 was $22.0 billion and $1.2 billion, respectively.

NOTE 8: INVESTMENTS IN SECURITIES

Commencing with our adoption of two new accounting standards on January 1, 2010, we changed the way we account for the purchase and sale of the majority of our PCs and certain Other Guarantee Transactions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies related to our investments in securities.

Table 8.1 summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 8.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gains	Losses(1)	Fair Value
	(in millions)

Mortgage-related securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total mortgage-related securities	247,523	8,188	(23,077)	232,634

Total available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

December 31, 2009

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
CMBS	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

(1)	Includes non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

215	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 8.2 shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 8.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2010	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Mortgage-related securities:
Freddie Mac	$2,494	$—	$(70)	$(70)	$1,880	$—	$(125)	$(125)	$4,374	$—	$(195)	$(195)
Subprime	6	—	—	—	33,839	(10,041)	(4,015)	(14,056)	33,845	(10,041)	(4,015)	(14,056)
CMBS	2,950	—	(51)	(51)	8,894	(844)	(1,024)	(1,868)	11,844	(844)	(1,075)	(1,919)
Option ARM	3	(1)	—	(1)	6,838	(3,744)	(108)	(3,852)	6,841	(3,745)	(108)	(3,853)
Alt-A and other	42	—	(3)	(3)	12,025	(1,846)	(602)	(2,448)	12,067	(1,846)	(605)	(2,451)
Fannie Mae	54	—	—	—	14	—	(3)	(3)	68	—	(3)	(3)
Obligations of states and political subdivisions	3,953	—	(163)	(163)	3,402	—	(376)	(376)	7,355	—	(539)	(539)
Manufactured housing	8	(1)	—	(1)	507	(45)	(15)	(60)	515	(46)	(15)	(61)

Total mortgage-related securities	9,510	(2)	(287)	(289)	67,399	(16,520)	(6,268)	(22,788)	76,909	(16,522)	(6,555)	(23,077)

Total available-for-sale securities in a gross unrealized loss position	$9,510	$(2)	$(287)	$(289)	$67,399	$(16,520)	$(6,268)	$(22,788)	$76,909	$(16,522)	$(6,555)	$(23,077)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2009	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Mortgage-related securities:
Freddie Mac	$4,219	$—	$(52)	$(52)	$11,068	$—	$(1,089)	$(1,089)	$15,287	$—	$(1,141)	$(1,141)
Subprime	6,173	(4,219)	(62)	(4,281)	29,540	(9,238)	(7,583)	(16,821)	35,713	(13,457)	(7,645)	(21,102)
CMBS	3,580	—	(56)	(56)	48,067	(1,017)	(6,715)	(7,732)	51,647	(1,017)	(6,771)	(7,788)
Option ARM	2,457	(2,165)	(36)	(2,201)	4,712	(3,784)	(490)	(4,274)	7,169	(5,949)	(526)	(6,475)
Alt-A and other	4,268	(2,162)	(43)	(2,205)	8,954	(1,833)	(1,509)	(3,342)	13,222	(3,995)	(1,552)	(5,547)
Fannie Mae	473	—	(2)	(2)	124	—	(6)	(6)	597	—	(8)	(8)
Obligations of states and political subdivisions	949	—	(14)	(14)	6,996	—	(426)	(426)	7,945	—	(440)	(440)
Manufactured housing	212	(58)	—	(58)	685	(57)	(59)	(116)	897	(115)	(59)	(174)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	22,348	(8,604)	(265)	(8,869)	110,146	(15,929)	(17,877)	(33,806)	132,494	(24,533)	(18,142)	(42,675)

Total available-for-sale securities in a gross unrealized loss position	$22,348	$(8,604)	$(265)	$(8,869)	$110,146	$(15,929)	$(17,877)	$(33,806)	$132,494	$(24,533)	$(18,142)	$(42,675)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At December 31, 2010, total gross unrealized losses on available-for-sale securities were $23.1 billion, as noted in Table 8.2. The gross unrealized losses relate to 2,496 individual lots representing 2,403 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. We prospectively adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009. This amendment changed the recognition, measurement and presentation of other-than-temporary impairment for debt securities. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Other Changes in Accounting Principles — Change in the Impairment Model for Debt Securities” for further information regarding the impact of this amendment on our consolidated financial statements.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before

216	Freddie Mac

recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of operations for the years ended December 31, 2010 and 2009, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include, but are not limited to:

•	whether we intend to sell the security and it is not more likely than not that we will be required to sell the security before sufficient time elapses to recover all unrealized losses;

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score, and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default and prepayment models. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property;

•	analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment, and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics);

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period; and

•	the impact of changes in credit ratings (i.e., rating agency downgrades).

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings.

See “Table 8.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “Table 8.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities” for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall.

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting standards on investments in debt and equity securities. In contrast, commencing January 1, 2010, our purchase of mortgage-related securities that we issue (e.g., PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for additional information. We hold these Freddie Mac and Fannie Mae securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we consider these unrealized losses to be temporary.

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

We believe the unrealized losses on the non-agency mortgage-related securities we hold are a result of poor underlying collateral performance, limited liquidity, and large risk premiums. We consider securities to be other-than-temporarily impaired when future credit losses are deemed likely.

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors

217	Freddie Mac

such as the availability of capital, generation of new business, pending regulatory action, credit ratings, security prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

Table 8.3 presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayment rates derived from our proprietary prepayment models are also an input to the present value of expected losses and are discussed below.

Table 8.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	December 31, 2010
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,354	$129	$1,010	$583	$2,385
Weighted average collateral defaults(2)	35%	38%	8%	50%	26%
Weighted average collateral severities(3)	56%	53%	46%	52%	39%
Weighted average voluntary prepayment rates(4)	4%	6%	9%	2%	4%
Average credit enhancement(5)	41%	20%	14%	19%	16%
2005:
UPB	$7,771	$3,128	$1,334	$936	$4,335
Weighted average collateral defaults(2)	55%	53%	24%	58%	45%
Weighted average collateral severities(3)	66%	63%	53%	57%	49%
Weighted average voluntary prepayment rates(4)	1%	8%	6%	1%	3%
Average credit enhancement(5)	54%	18%	6%	28%	7%
2006:
UPB	$21,710	$7,605	$620	$1,283	$1,342
Weighted average collateral defaults(2)	65%	66%	39%	66%	57%
Weighted average collateral severities(3)	70%	69%	60%	63%	56%
Weighted average voluntary prepayment rates(4)	5%	6%	4%	2%	3%
Average credit enhancement(5)	19%	7%	9%	1%	4%
2007:
UPB	$22,921	$4,784	$171	$1,522	$396
Weighted average collateral defaults(2)	63%	65%	54%	67%	64%
Weighted average collateral severities(3)	72%	70%	68%	66%	67%
Weighted average voluntary prepayment rates(4)	5%	3%	2%	3%	3%
Average credit enhancement(5)	21%	15%	16%	1%	0%
Total:
UPB	$53,756	$15,646	$3,135	$4,324	$8,458
Weighted average collateral defaults(2)	62%	63%	23%	62%	42%
Weighted average collateral severities(3)	70%	69%	56%	62%	50%
Weighted average voluntary prepayment rates(4)	4%	5%	6%	2%	3%
Average credit enhancement(5)	25%	12%	10%	9%	9%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the ratio of the current amount of the securities that will absorb losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of all credit enhancement in the form of subordination of the security divided by the total UPB of all of the tranches of collateral pools from which credit support is drawn for the security that we own. Excludes credit enhancement provided by monoline bond insurance.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since December 31, 2010.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain

218	Freddie Mac

conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2010.

In addition, we considered fair values at December 31, 2010, as well as any significant changes in fair value since December 31, 2010 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of the non-agency mortgage-related securities we hold. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned receive greater weight. For further information, see “NOTE 20: FAIR VALUE DISCLOSURES.”

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2010. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of housing revenue bonds. We believe the unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have determined that the impairment of these securities is temporary based on our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses. We believe that any credit risk related to these securities is minimal because of the issuer guarantees provided on these securities.

Monoline Bond Insurance

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our non-agency mortgage-related securities as well as our non-mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a primary monoline bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Other-Than-Temporary Impairments on Available-for-Sale Securities

Table 8.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 8.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings(1)

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	For the Year Ended December 31,
	2010	2009	2008
	(in millions)

Mortgage-related securities:
Subprime	$(1,769)	$(6,526)	$(3,621)
Option ARM	(1,395)	(1,726)	(7,602)
Alt-A and other	(1,020)	(2,572)	(5,253)
CMBS	(97)	(137)	—
Obligations of states and political subdivisions	—	—	(68)
Manufactured housing	(27)	(51)	(90)

Total other-than-temporary impairments on mortgage-related securities	(4,308)	(11,012)	(16,634)

Non-mortgage-related securities:
Asset-backed securities	—	(185)	(1,048)

Total other-than-temporary impairments on non-mortgage-related securities	—	(185)	(1,048)

Total other-than-temporary impairments on available-for-sale securities	$(4,308)	$(11,197)	$(17,682)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the nine months ended December 31, 2009 (which is included in the year ended December 31, 2009) and the year ended December 31, 2010 includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the year ended December 31, 2009) and the year ended December 31, 2008 includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

219	Freddie Mac

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

Table 8.5 presents a roll-forward of the credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2010. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

Table 8.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Year Ended
December 31, 2010
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$11,513
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	120
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	4,188
Reductions:
Amounts related to securities which were sold, written off or matured	(650)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(293)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(2)	$14,878

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $558 million, net of amortization.

220	Freddie Mac

Realized Gains and Losses on Available-For-Sale Securities

Table 8.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 8.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$27	$879	$423
Fannie Mae	54	2	67
Obligations of states and political subdivisions	3	2	75

Total mortgage-related securities gross realized gains	84	883	565

Non-mortgage-related securities:
Asset-backed securities	10	313	1

Total non-mortgage-related securities gross realized gains	10	313	1

Gross realized gains	94	1,196	566

Gross realized losses
Mortgage-related securities:(1)
Freddie Mac	(1)	(113)	(13)
Fannie Mae	—	—	(2)
Option ARM	(6)	—	—
Obligations of states and political subdivisions	—	—	(5)

Total mortgage-related securities gross realized losses	(7)	(113)	(20)

Gross realized losses	(7)	(113)	(20)

Net realized gains (losses)	$87	$1,083	$546

(1)	These individual sales do not change our conclusion that we do not intend to sell our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

Maturities and Weighted Average Yield of Available-For-Sale Securities

Table 8.7 summarizes, by major security type, the remaining contractual maturities and weighted average yield of available-for-sale securities.

Table 8.7 — Maturities and Weighted Average Yield of Available-For-Sale Securities(1)

			Weighted
December 31, 2010	Amortized Cost	Fair Value	Average Yield(2)
	(dollars in millions)

Mortgage-related securities:
Due within 1 year or less	$164	$167	6.13%
Due after 1 through 5 years	998	1,047	5.18
Due after 5 through 10 years	7,761	8,127	5.04
Due after 10 years	238,600	223,293	3.68

Total mortgage-related securities	247,523	232,634	3.73

Total available-for-sale securities	$247,523	$232,634	3.73

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.
(2)	The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2010. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest coupon rate multiplied by the year-end UPB; and (b) the annualized amortization income or expense calculated for December 2010 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

AOCI Related to Available-For-Sale Securities

Table 8.8 presents the changes in AOCI related to available-for-sale securities. The net unrealized holding gains (losses) represents the net fair value adjustments recorded on available-for-sale securities throughout the year, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

221	Freddie Mac

Table 8.8 — AOCI Related to Available-For-Sale Securities

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Beginning balance	$(20,616)	$(28,510)	$(7,040)
Adjustment to initially apply the adoption of amendments to accounting standards for transfers of financial assets and the consolidation of VIEs(1)	(2,683)	—	—
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(2)	—	(9,931)	—
Adjustment to initially apply the accounting standards on the fair value option for financial assets and liabilities(3)	—	—	(854)
Net unrealized holding gains (losses)(4)	10,876	11,250	(31,753)
Net reclassification adjustment for net realized losses(5)(6)	2,745	6,575	11,137

Ending balance	$(9,678)	$(20,616)	$(28,510)

(1)	Net of tax benefit of $1.4 billion for the year ended December 31, 2010.
(2)	Net of tax benefit of $5.3 billion for the year ended December 31, 2009.
(3)	Net of tax benefit of $460 million for the year ended December 31, 2008.
(4)	Net of tax benefit (expense) of $(5.9) billion, $(6.1) billion and $17.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively.
(5)	Net of tax benefit of $1.5 billion, $3.5 billion and $6.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively.
(6)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $2.8 billion, $7.3 billion and $11.5 billion, net of taxes, for the years ended December 31, 2010, 2009 and 2008, respectively.

Trading Securities

Table 8.9 summarizes the estimated fair values by major security type for trading securities.

Table 8.9 — Trading Securities

	December 31,
	2010	2009
	(in millions)

Mortgage-related securities:
Freddie Mac	$13,437	$170,955
Fannie Mae	18,726	34,364
Ginnie Mae	172	185
Other	31	28

Total mortgage-related securities	32,366	205,532

Non-mortgage-related securities:
Asset-backed securities	44	1,492
Treasury bills	17,289	14,787
Treasury notes	10,122	—
FDIC-guaranteed corporate medium-term notes	441	439

Total non-mortgage-related securities	27,896	16,718

Total fair value of trading securities	$60,262	$222,250

For the years ended December 31, 2010, 2009 and 2008 we recorded net unrealized gains (losses) on trading securities held at December 31, 2010, 2009 and 2008 of $(1.4) billion, $4.3 billion and $1.6 billion, respectively.

Total trading securities include $2.5 billion and $3.3 billion, respectively, of assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of December 31, 2010 and 2009. Gains (losses) on trading securities on our consolidated statements of operations include gains (losses) of $(53) million and $96 million, respectively, related to these trading securities for the years ended December 31, 2010 and 2009.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned to ensure our exposure to losses is minimized. We had cash and cash equivalents pledged to us related to derivative instruments of $2.2 billion and $3.1 billion at December 31, 2010 and 2009, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At December 31, 2010 and 2009, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at December 31, 2010 and 2009, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional

222	Freddie Mac

security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties.

In addition, we hold cash and cash equivalents as collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at December 31, 2010 and 2009 was $550 million and $322 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of December 31, 2010, we had one uncommitted intraday line of credit with a third party, which is secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates delinquent overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line-of-credit agreement upon demand by the counterparty.

Table 8.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 8.10 — Collateral in the Form of Securities Pledged

	December 31,
	2010	2009
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$9,915	$—
Available-for-sale securities	817	10,879
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	5	—
Available-for-sale securities	—	302

Total securities pledged	$10,737	$11,181

(1)	Commencing January 1, 2010, represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral. As a result of the change in accounting principles, this amount is recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At December 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.5 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2009, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.8 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

There were no borrowings against the line of credit at December 31, 2010 or 2009. The remaining $0.2 billion and $0.1 billion of collateral posted with the ability of the secured party to repledge at December 31, 2010 and 2009, respectively, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At December 31, 2010 and 2009, we pledged securities without the ability of the secured party to repledge of $5 million and $302 million, respectively, at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At December 31, 2010, we pledged $8.5 billion of collateral in the form of cash and cash equivalents, all but $40 million of which related to our derivative agreements as we had $9.4 billion of such derivatives in a net loss position. At December 31, 2009, we pledged $5.8 billion of collateral in the form of cash and cash equivalents, of which $5.6 billion related to our derivative agreements as we had $6.0 billion of such derivatives in a net loss position. The remaining $40 million and $220 million was posted at clearinghouses in connection with our securities and other derivative transactions at December 31, 2010 and 2009, respectively.

NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt that we issue to fund our operations. Commencing with our adoption of two new accounting standards on January 1, 2010, the mortgage loans that are held by the consolidated securitization trusts are

223	Freddie Mac

recognized as mortgage loans held-for-investment by consolidated trusts and the beneficial interests issued by the consolidated securitization trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for additional information.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt cap under the Purchase Agreement was $1.08 trillion in 2010 and will be $972 billion in 2011.

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

As of December 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $728.2 billion, which was approximately $351.8 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as the par value of: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties.

In the tables that follow, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instrument classified as other debt.

Table 9.1 summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets. Prior periods have been reclassified to conform to the current presentation.

Table 9.1 — Total Debt, Net

	Interest Expense for the
	Year Ended December 31,			Balance, Net at(1)
	2010	2009	2008	December 31, 2010	December 31, 2009
	(in millions)			(in millions)

Other debt:
Short-term debt	$552	$2,234	$6,800	$197,106	$238,171
Long-term debt:
Senior debt	16,317	19,754	26,278	516,123	541,735
Subordinated debt	46	162	254	711	698

Total long-term debt	16,363	19,916	26,532	516,834	542,433

Total other debt	16,915	22,150	33,332	713,940	780,604
Debt securities of consolidated trusts held by third parties	75,216	—	—	1,528,648	—

Total debt, net	$92,131	$22,150	$33,332	$2,242,588	$780,604

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $0.9 billion and $0.5 billion, respectively, of other short-term debt, and $3.6 billion and $8.4 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at December 31, 2010 and 2009.

During 2010 and 2009, we recognized fair value gains (losses) of $581 million and $(405) million, respectively, on our foreign-currency denominated debt, of which $461 million and $(209) million, respectively, are gains (losses) related to our net foreign-currency translation.

Other Short-Term Debt

As indicated in Table 9.2, a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt.

224	Freddie Mac

Table 9.2 provides additional information related to our other short-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 9.2 — Other Short-Term Debt

	December 31,
	2010			2009
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$194,875	$194,742	0.24%	$227,732	$227,611	0.26%
Medium-term notes	2,364	2,364	0.31	10,561	10,560	0.69

Other short-term debt	$197,239	$197,106	0.25	$238,293	$238,171	0.28

(1)	Represents par value, net of associated discounts and premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. At both December 31, 2010 and 2009, we had no balances in federal funds purchased and securities sold under agreements to repurchase.

Other Long-Term Debt

Table 9.3 summarizes our other long-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 9.3 — Other Long-Term Debt

		December 31,
		2010			2009
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value	Net(2)	Rates
		(dollars in millions)

Other long-term debt:
Other senior debt:(3)
Fixed-rate:
Medium-term notes — callable(4)	2011-2037	$107,328	$107,272	0.40% – 6.50%	$154,545	$154,417	1.00% – 6.63%
Medium-term notes — non-callable	2011-2028	31,107	31,335	0.52% – 13.25%	15,071	15,255	1.00% – 13.25%
U.S. dollar Reference Notes® securities — non-callable	2011-2032	239,497	239,486	0.38% – 6.75%	253,781	253,696	1.13% – 7.00%
€Reference Notes® securities — non-callable	2012-2014	2,021	2,131	4.38% – 5.13%	5,668	5,921	4.38% – 5.75%
Variable-rate:
Medium-term notes — callable(5)	2011-2030	32,404	32,403	Various	24,084	24,081	Various
Medium-term notes — non-callable	2011-2026	91,332	91,346	Various	73,629	73,649	Various
Zero-coupon:
Medium-term notes — callable(6)	2030-2040	12,191	2,971	—%	23,388	4,444	—%
Medium-term notes — non-callable(7)	2011-2039	14,189	9,035	—%	15,705	10,084	—%
Hedging-related basis adjustments		N/A	144		N/A	188

Total other senior debt		530,069	516,123		565,871	541,735
Other subordinated debt:
Fixed-rate	2011-2018	578	575	5.00% – 8.25%	578	575	5.00% – 8.25%
Zero-coupon(8)	2019	331	136	—%	331	123	—%

Total other subordinated debt		909	711		909	698

Total other long-term debt(9)		$530,978	$516,834		$566,780	$542,433

(1)	Represents contractual maturities at December 31, 2010.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2010 and 2009, respectively.
(4)	Includes callable FreddieNotes® securities of $5.4 billion and $6.1 billion at December 31, 2010 and 2009, respectively.
(5)	Includes callable FreddieNotes® securities of $7.0 billion and $5.5 billion at December 31, 2010 and 2009, respectively.
(6)	The effective rates for zero-coupon medium-term notes — callable ranged from 4.40% – 7.25% and 5.78% – 7.25% at December 31, 2010 and 2009, respectively.
(7)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 0.52% – 11.18% and 0.56% – 11.18% at December 31, 2010 and 2009, respectively.
(8)	The effective rate for zero-coupon subordinated debt was 10.51% at both December 31, 2010 and 2009.
(9)	The effective rates for other long-term debt were 2.78% and 3.41% at December 31, 2010 and 2009, respectively. The effective rate represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs and hedging-related basis adjustments.

225	Freddie Mac

A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (e.g., single-family PC trusts and certain Other Guarantee Transactions).

Table 9.4 summarizes the debt securities of our consolidated trusts held by third parties based on underlying mortgage product type.

Table 9.4 — Debt Securities of Our Consolidated Trusts Held by Third Parties(1)

	December 31, 2010
	Contractual			Interest
	Maturity(2)	UPB	Balance, Net	Rates(2)
	(dollars in millions)

Debt securities of consolidated trusts held by third parties:
Single-family:
30-year or more, fixed-rate	2011-2048	$1,110,943	$1,118,994	1.60% - 16.25%
20-year fixed-rate	2012-2031	63,941	64,752	3.50% - 9.00%
15-year fixed-rate	2011-2026	227,269	229,510	2.50% - 10.50%
Adjustable-rate(3)	2011-2047	50,904	51,351	—% - 10.05%
Interest-only(4)	2026-2040	61,773	61,830	1.87% - 7.86%
FHA/VA	2011-2040	2,171	2,211	1.60% - 15.00%

Total debt securities of consolidated trusts held by third parties(5)		$1,517,001	$1,528,648

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rates of debt securities of our consolidated trusts held by third parties.
(3)	The minimum interest rate of 0% reflects interest rates on principal-only classes of Other Guarantee Transactions.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.57% at December 31, 2010. The effective rate represents the weighted average effective rate, which includes the amortization of discounts or premiums.

Table 9.5 summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at December 31, 2010.

Table 9.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities	Par Value(1)(2)
(in millions)

Other debt:
2011	$120,951
2012	138,474
2013	79,177
2014	36,328
2015	45,779
Thereafter	110,269
Debt securities of consolidated trusts held by third parties(3)	1,517,001

Total	2,047,979
Net discounts, premiums, hedge-related and other basis adjustments(4)	(2,497)

Total debt securities of consolidated trusts held by third parties and other long-term debt	$2,045,482

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2010.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to other foreign-currency-denominated debt.

Lines of Credit

At both December 31, 2010 and 2009, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs. No amounts were drawn on this line of credit at December 31, 2010 or December 31, 2009. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

226	Freddie Mac

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

NOTE 10: FINANCIAL GUARANTEES

We securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgages, which we guarantee. Beginning January 1, 2010, we no longer recognize a financial guarantee for such trusts as we recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information about changes in accounting affecting our securitized guarantees. Table 10.1 presents our maximum potential amount of future payments, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 10.1 — Financial Guarantees

	December 31, 2010			December 31, 2009
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities	$25,279	$202	41	$1,854,813	$11,949	43
Other guarantee commitments	18,670	427	38	15,069	516	40
Derivative instruments	37,578	301	35	30,362	76	33
Servicing-related premium guarantees	172	—	5	193	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are also included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

Non-consolidated Freddie Mac Securities

We issue three types of mortgage-related securities: (a) PCs; (b) REMICs and Other Structured Securities; and (c) Other Guarantee Transactions. We guarantee the payment of principal and interest on these securities, which are backed by pools of mortgage loans, irrespective of the cash flows received from the borrowers. Commencing January 1, 2010, only our guarantees issued to non-consolidated securitization trusts are accounted for in accordance with the accounting standards for guarantees (i.e., a guarantee asset and guarantee obligation are recognized).

At December 31, 2010 and 2009, there were $1.4 trillion and $1.7 trillion, respectively, of securities we issued in resecuritization of our PCs and other previously issued REMICs and Other Structured Securities. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest only strips, and principal only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognized a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion and $32.4 billion at December 31, 2010 and 2009, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVE” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES” for further information about our accounting for financial guarantees.

During 2010 and 2009, we issued and guaranteed $375.9 billion and $467.0 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). In accordance with the changes in accounting standards for the consolidation of VIEs, we did not recognize a guarantee asset or a guarantee obligation for these single-family securities. We also issued approximately $5.9 billion and $2.1 billion in UPB of Other Structured Securities and Other Guarantee Transactions backed by multifamily mortgage loans during 2010 and 2009, respectively, for which a guarantee asset and guarantee obligation were recognized. As explained above, the vast majority of our issued mortgage-related securities are no longer accounted for in accordance with the accounting standards for guarantees (i.e., a guarantee asset and guarantee obligation are not recognized) as a result of the consolidation of certain

227	Freddie Mac

of our securitization trusts commencing January 1, 2010. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information on mortgage loans underlying our consolidated mortgage trusts.

In connection with transfers of financial assets to non-consolidated securitization trusts that are accounted for as sales and for which we have incremental credit risk, we recognize our guarantee obligation in accordance with the accounting standards for guarantees. Additionally, we may retain an interest in the transferred financial assets (e.g., a beneficial interest issued by the securitization trust). See “NOTE 11: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for further information on these retained interests.

Securitization Trusts

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and REMICs and Other Structured Securities. As described in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we now recognize the cash held by our consolidated single-family PC trusts and certain Other Guarantee Transactions as restricted cash and cash equivalents on our consolidated balance sheets. We receive fees as master servicer, issuer, trustee and administrator for our consolidated PCs and REMICs and Other Structured Securities, however, such amounts are now recorded within net interest income. These fees are derived from interest earned on principal and interest cash flows held in restricted cash and cash equivalents between the time funds are remitted to the trust by servicers and the date of distribution to our PCs and REMICs and Other Structured Securities holders. These fees are offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We recognized trust management income (expense) of $0 million, $(761) million, and $(70) million during 2010 (on our non-consolidated trusts), 2009 (on all trusts), and 2008 (on all trusts), respectively, on our consolidated statements of operations.

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. These other guarantee commitments totaled $5.5 billion and $5.1 billion of UPB at December 31, 2010 and 2009, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.7 billion and $9.2 billion in UPB at December 31, 2010 and 2009, respectively. In addition, as of December 31, 2010 and 2009, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $3.5 billion and $0.8 billion, respectively.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at December 31, 2010 or 2009.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 12: DERIVATIVES” for further discussion of these derivative guarantees.

We guaranteed the performance of interest-rate swap contracts in three circumstances. First, as part of a resecuritization transaction, we transferred certain swaps and related assets to a third party. We guaranteed that interest income generated from the assets would be sufficient to cover the required payments under the interest-rate swap contracts. Second, we guaranteed that a borrower would perform under an interest-rate swap contract linked to a borrower’s adjustable-rate mortgage. And third, in connection with our issuance of certain REMICs and Other Structured Securities, which are backed by tax-exempt bonds, we guaranteed that the sponsor of the transaction would perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued.

We also have issued REMICs and Other Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we will sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such REMICs and Other Structured Securities, we are obligated to fund such principal. Our maximum exposure on these guarantees represents the outstanding UPB of the underlying mortgage loans.

228	Freddie Mac

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at December 31, 2010 and 2009.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at December 31, 2010 and 2009.

NOTE 11: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

Beginning January 1, 2010, in accordance with the amendment to the accounting standards on consolidation of VIEs, we consolidated our single-family PC trusts and certain Other Guarantee Transactions. As a result, a large majority of our transfers of financial assets that historically qualified as sales (e.g., the transfer of mortgage loans to our single-family PC trusts) are no longer treated as such because the financial assets are transferred to a consolidated entity. In addition, to the extent that we receive newly-issued PCs or Other Guarantee Transactions in connection with such a transfer, we extinguish a proportional amount of the debt securities of the consolidated trust. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the impacts of consolidation of our single-family PC trusts and certain Other Guarantee Transactions.

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multiclass resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. For more information about our retained interests in mortgage-related securitizations, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities.” These transfers and our resulting retained interests are not significant to our consolidated financial statements in 2010.

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset was recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For information regarding our charge-offs, and delinquencies on loans we have securitized, see “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 6: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.” Table 11.1 below presents the carrying values of our retained interests in securitization transactions as of December 31, 2009. Carrying values of our retained interests at December 31, 2010 were not significant.

Table 11.1 — Carrying Value of Retained Interests

December 31, 2009
(in millions)

Retained Interests, mortgage-related securities	$91,537
Retained Interests, guarantee asset	$10,444

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

Retained Interests, Guarantee Asset

Our approach for estimating the fair value of the guarantee asset at December 31, 2009 used third-party market data as practicable. For approximately 80% of the fair value of the guarantee asset, which related to fixed-rate loan products that reflect current market rates, the valuation approach involved obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equated the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the guarantee asset in that they represent interest-only cash flows and do not have matching principal-only securities. The remaining 20% of the fair value of the guarantee asset related to underlying loan products for which comparable market prices were not readily available. These amounts related specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the guarantee asset was valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and

229	Freddie Mac

guarantee fees, with market input assumptions extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount.

The fair values at the time of securitization and subsequent fair value measurements at the end of a period were primarily estimated using third-party information. Consequently, we derived the assumptions presented in Table 11.2 by determining those implied by our valuation estimates, with the IRRs adjusted where necessary to align our internal models with estimated fair values determined using third-party information. However, prepayment rates are presented based on our internal models and were not similarly adjusted. For the portion of our guarantee asset that was valued by obtaining dealer quotes on proxy securities, we derived the assumptions from the prices we were provided. Table 11.2 contains estimates of the key assumptions used to derive the fair value measurement that related solely to our guarantee asset on financial guarantees of single-family loans. These represent the average assumptions used both at the end of the period as well as the valuation assumptions at guarantee issuance during the year presented on a combined basis.

Table 11.2 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Year Ended
	December 31,
Mean Valuation Assumptions	2009	2008

IRRs(2)	13.8%	12.3%
Prepayment rates(3)	26.4%	15.5%
Weighted average lives (years)	3.3	5.6

(1)	Estimates based solely on valuations on our guarantee asset associated with single-family loans, which represent approximately 97% of the total guarantee asset.
(2)	IRR assumptions represent a UPB weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on UPB.

The objective of the sensitivity analysis below is to present our estimate of the financial impact of an unfavorable change in the input values associated with the determination of fair values of these retained interests. We did not use these inputs in determining fair value of our retained interests as our measurements were principally based on third-party pricing information. The weighted average assumptions within Table 11.3 represent our estimates of the assumed IRR and prepayment rates implied by market pricing as of each period end and were derived using our internal models. Since we did not use these internal models for determining fair value in our reported results under GAAP, this sensitivity analysis is hypothetical and would not be indicative of actual results, particularly due to the change in accounting standards on January 1, 2010. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest was estimated independently of changes in any other assumptions. Changes in one factor would have resulted in changes in another, which would have affected the impact of the change.

Table 11.3 — Sensitivity Analysis of Retained Interests

As of December 31, 2009
(dollars in millions)
Retained Interests, Mortgage-Related Securities

Weighted average IRR assumptions	4.5%
Impact on fair value of 100 bps unfavorable change	$(3,634)
Impact on fair value of 200 bps unfavorable change	$(7,008)
Weighted average prepayment rate assumptions	11.4%
Impact on fair value of 10% unfavorable change	$(85)
Impact on fair value of 20% unfavorable change	$(161)

Retained Interests, Guarantee Asset (Single-Family Only)

Weighted average IRR assumptions	8.5%
Impact on fair value of 100 bps unfavorable change	$(382)
Impact on fair value of 200 bps unfavorable change	$(714)
Weighted average prepayment rate assumptions	20.1%
Impact on fair value of 10% unfavorable change	$(517)
Impact on fair value of 20% unfavorable change	$(995)

We receive proceeds in securitizations accounted for as sales for those securities sold to third parties. Subsequent to these securitizations, we receive cash flows related to interest income and repayment of principal on the securities we retain for investment. Regardless of whether our issued mortgage-related security is sold to third parties or held by us for investment, we are obligated to make cash payments to acquire foreclosed properties and certain delinquent or impaired mortgages under our financial guarantees. Table 11.4 summarizes cash flows on retained interests related to securitizations accounted for as sales during 2009 and 2008. Cash flows associated with our retained interests in 2010 were not significant.

230	Freddie Mac

Table 11.4 — Details of Cash Flows

	For the Year Ended
	December 31,
	2009	2008
	(in millions)

Cash flows from:

Proceeds from transfers of Freddie Mac securities that were accounted for as sales(1)	$118,445	$36,885
Cash flows received on the guarantee asset(2)	2,922	2,871
Principal and interest from retained securitization interests(3)	21,377	20,411
Purchases of delinquent or foreclosed loans and required purchase of balloon mortgages(4)	(26,346)	(13,539)

(1)	On our consolidated statements of cash flows, this amount is included in investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received from securities receiving sales treatment and related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in investing activities as part of proceeds from maturities of available-for-sale securities.
(4)	On our consolidated statements of cash flows, this amount is included in investing activities as part of purchases of held-for-investment mortgages. Includes our acquisitions of REO in cases where a foreclosure sale occurred while a loan was owned by the securitization trust.

In addition to the cash flow shown above, we are obligated under our guarantee to make up any shortfalls in principal and interest to the holders of our securities, including those shortfalls arising from losses incurred in our role as trustee for the master trust, which administers cash remittances from mortgages and makes payments to the security holders. See “NOTE 10: FINANCIAL GUARANTEES” for further information on these cash flows.

Gains and Losses on Transfers of PCs and REMICs and Other Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale is determined, in part, based on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and REMICs and Other Structured Securities that were accounted for as sales of approximately $1.5 billion and $151 million for the years ended December 31, 2009 and 2008, respectively. These transactions were not significant in 2010 due to the changes in the accounting standards for consolidation of PC trusts and certain Other Guarantee Transactions that became effective January 1, 2010.

NOTE 12: DERIVATIVES

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

231	Freddie Mac

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

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed interest rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMICs portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Commitments

We routinely enter into commitments that include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments are derivatives subject to the requirements of derivatives and hedging accounting.

Swap Guarantee Derivatives

In connection with some of the guarantee arrangements pertaining to multifamily housing revenue bonds and multifamily pass-through certificates, we may also guarantee the sponsor’s or the borrower’s obligations as a counterparty on any related interest-rate swaps used to mitigate interest-rate risk, which are accounted for as swap guarantee derivatives.

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

For a discussion of our significant accounting policies related to derivatives, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives.”

232	Freddie Mac

Derivative Assets and Liabilities at Fair Value

Table 12.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 12.1 — Derivative Assets and Liabilities at Fair Value

	At December 31, 2010			At December 31, 2009
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$324,590	$6,952	$(3,267)	$271,403	$3,466	$(5,455)
Pay-fixed	394,294	3,012	(24,210)	382,259	2,274	(16,054)
Basis (floating to floating)	2,375	6	(2)	52,045	1	(61)

Total interest-rate swaps	721,259	9,970	(27,479)	705,707	5,741	(21,570)
Option-based:
Call swaptions
Purchased	114,110	8,391	—	168,017	7,764	—
Written	11,775	—	(244)	1,200	—	(19)
Put Swaptions
Purchased	59,975	1,404	—	91,775	2,592	—
Written	6,000	—	(8)	—	—	—
Other option-based derivatives(3)	47,234	1,460	(10)	141,396	1,705	(12)

Total option-based	239,094	11,255	(262)	402,388	12,061	(31)
Futures	212,383	3	(170)	80,949	5	(89)
Foreign-currency swaps	2,021	172	—	5,669	1,624	—
Commitments(4)	14,292	103	(123)	13,872	81	(70)
Credit derivatives	12,833	12	(5)	14,198	26	(11)
Swap guarantee derivatives	3,614	—	(36)	3,521	—	(34)

Total Derivatives not designated as hedging instruments	1,205,496	21,515	(28,075)	1,226,304	19,538	(21,805)
Netting adjustments(5)		(21,372)	26,866		(19,323)	21,216

Total derivative portfolio, net	$1,205,496	$143	$(1,209)	$1,226,304	$215	$(589)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest rate caps and floors.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net cash collateral posted and net trade/settle payable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(0.6) billion at December 31, 2010 and 2009, respectively, which was mainly related to interest rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at December 31, 2010 and 2009 was $2.2 billion and $3.1 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at December 31, 2010 and 2009 was $8.5 billion and $5.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010, was $9.3 billion for which we have posted collateral of $8.5 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010, we would be required to post an additional $0.8 billion of collateral to our counterparties.

At December 31, 2010 and 2009, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

233	Freddie Mac

Gains and Losses on Derivatives

Table 12.2 presents the gains and losses on derivatives reported in our consolidated statements of operations.

Table 12.2 — Gains and Losses on Derivatives(1)

							Amount of Gain or (Loss)
							Recognized in Other Income
	Amount of Gain or (Loss) Recognized			Amount of Gain or (Loss) Reclassified			(Ineffective Portion and
	in AOCI on Derivative			from AOCI into Earnings			Amount Excluded from
	(Effective Portion)			(Effective Portion)			Effectiveness Testing)(2)
Derivatives in Cash Flow	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Hedging Relationships(3)	2010	2009	2008	2010	2009	2008	2010	2009	2008
				(in millions)

Pay-fixed interest rate swaps(4)	$—	$—	$(564)	$—	$—	$(92)	$—	$—	$(16)
Forward sale commitments	—	—	17	—	—	—	—	—	—
Closed cash flow hedges(5)	—	—	—	(1,010)	(1,165)	(1,283)	—	—	—

Total	$—	$—	$(547)	$(1,010)	$(1,165)	$(1,375)	$—	$—	$(16)

Derivatives not designated as hedging	Derivative Gains (Losses)(6)
instruments under the accounting standards	Year Ended December 31,
for derivatives and hedging(7)	2010	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(119)	$64	$489
U.S. dollar denominated	9,825	(13,337)	29,732

Total receive-fixed swaps	9,706	(13,273)	30,221
Pay-fixed	(17,450)	27,078	(58,295)
Basis (floating to floating)	65	(194)	109

Total interest-rate swaps	(7,679)	13,611	(27,965)
Option-based:
Call swaptions
Purchased	6,548	(10,566)	17,242
Written	(199)	248	14
Put swaptions
Purchased	(1,621)	323	(1,095)
Written	82	(321)	156
Other option-based derivatives(8)	33	(370)	763

Total option-based	4,843	(10,686)	17,080
Futures	(210)	(300)	(2,074)
Foreign-currency swaps(9)	(468)	138	(584)
Commitments(10)	(85)	(708)	(112)
Credit derivatives	5	(4)	27
Swap guarantee derivatives	3	(20)	(4)
Other(11)	—	12	(27)

Subtotal	(3,591)	2,043	(13,659)
Accrual of periodic settlements:
Receive-fixed interest rate swaps(12)	6,381	5,817	1,928
Pay-fixed interest rate swaps	(10,909)	(9,964)	(3,482)
Foreign-currency swaps	19	89	319
Other	15	115	(60)

Total accrual of periodic settlements	(4,494)	(3,943)	(1,295)

Total	$(8,085)	$(1,900)	$(14,954)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	In 2008, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt in conjunction with our entry into conservatorship on September 6, 2008. As a result of our discontinuance of this hedge accounting strategy, we transferred the previous deferred amount of $(472) million related to the fair value changes of these hedges from open cash flow hedges to closed cash flow hedges within AOCI on September 6, 2008.
(5)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(6)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(7)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(8)	Primarily includes purchased interest rate caps and floors.
(9)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(10)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(11)	Related to the bankruptcy of Lehman Brothers Holdings, Inc., or Lehman.
(12)	Includes imputed interest on zero-coupon swaps.

234	Freddie Mac

Hedge Designation of Derivatives

At December 31, 2010 and 2009, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in Table 12.3, the total AOCI related to derivatives designated as cash flow hedges was a loss of $2.2 billion and $2.9 billion at December 31, 2010 and 2009, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Over the next 12 months, we estimate that approximately $516 million, net of taxes, of the $2.2 billion of cash flow hedging losses in AOCI at December 31, 2010 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 23 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at December 31, 2010, will be reclassified to earnings over the next five and ten years, respectively.

During 2008 we designated cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008. In addition, during 2008, we designated certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt, consistent with our risk management goals, in an effort to reduce interest rate risk related volatility in our consolidated statements of operations. In conjunction with our entry into conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt were probable of occurring and, as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. As a result of our discontinuance of this hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in fair value from open cash flow hedges to closed cash flow hedges on September 6, 2008.

Table 12.3 presents the changes in AOCI related to derivatives designated as cash flow hedges. Net reclassifications of losses to earnings represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our net deferred tax asset valuation allowance see “NOTE 14: INCOME TAXES.”

Table 12.3 — AOCI Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Beginning balance(1)	$(2,905)	$(3,678)	$(4,059)
Cumulative effect of change in accounting principle(2)	(7)	—	4
Net change in fair value related to cash flow hedging activities(3)	—	—	(522)
Net reclassifications of losses to earnings(4)	673	773	899

Ending balance(1)	$(2,239)	$(2,905)	$(3,678)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represent adjustments to initially apply new accounting standards. Net of tax benefit of $4 million and $0 million for years ended December 31, 2010 and 2008, respectively. We adopted: (a) amendments to the accounting standards on transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items during 2010; and (b) the accounting standard on the fair value option for financial assets and financial liabilities during 2008.
(3)	Net of tax benefit of $0 million, $0 million, and $25 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(4)	Net of tax benefit of $337 million, $392 million, and $476 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described in “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS,” we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the Purchase Agreement.

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

235	Freddie Mac

preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Total dividends paid in cash during 2010, 2009, and 2008 at the direction of the Conservator were $5.7 billion, $4.1 billion, and $172 million, respectively. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any Freddie Mac common stock or other securities ranking junior to the senior preferred stock unless: (a) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (b) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of: (a) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (b) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Table 13.1 provides a summary of our senior preferred stock outstanding at December 31, 2010.

Table 13.1 — Senior Preferred Stock

						Initial
						Liquidation	Total
			Shares	Shares	Total Par	Preference	Liquidation	Redeemable
	Draw Date		Authorized	Outstanding	Value	Price per Share	Preference(1)	On or After(2)
	(in millions, except initial liquidation preference price per share)

Senior preferred stock:(3)
10%	September 8, 2008	(4)	1.00	1.00	$1.00	$1,000	$1,000	N/A
10%(5)	November 24, 2008		—	—	—	N/A	13,800	N/A
10%(5)	March 31, 2009		—	—	—	N/A	30,800	N/A
10%(5)	June 30, 2009		—	—	—	N/A	6,100	N/A
10%(5)	June 30, 2010		—	—	—	N/A	10,600	N/A
10%(5)	September 30, 2010		—	—	—	N/A	1,800	N/A
10%(5)	December 30, 2010		—	—	—	N/A	100	N/A

Total, senior preferred stock			1.00	1.00	$1.00		$64,200

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant).
(3)	Dividends on the senior preferred stock are cumulative, and the dividend rate is 10% per year. However, if at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year.
(4)	We did not receive any cash proceeds from Treasury as a result of issuing the initial liquidation preference.
(5)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.

We received $10.6 billion in June 2010, $1.8 billion in September 2010, and $100 million in December 2010 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2010, June 30, 2010, and September 30, 2010, respectively. In addition, we had a deficit in net worth of $401 million as of

236	Freddie Mac

December 31, 2010. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $64.2 billion and $51.7 billion as of December 31, 2010 and December 31, 2009, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described in “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS,” on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the warrant is included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2010, 2009, and 2008, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

Preferred Stock

Table 13.2 provides a summary of our preferred stock outstanding at December 31, 2010. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

237	Freddie Mac

Table 13.2 — Preferred Stock

					Redemption	Total
		Shares	Shares	Total Par	Price per	Outstanding	Redeemable	OTC
	Issue Date	Authorized	Outstanding	Value	Share	Balance(1)	On or After(2)	Symbol(3)
	(in millions, except redemption price per share)

Preferred stock:
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant).
(3)	Preferred stock trades exclusively through the OTC market unless otherwise noted.
(4)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(5)	Issued through private placement.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(7)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(8)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(9)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(10)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(11)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(12)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of: (a) the sum of three-month LIBOR plus 4.16% per annum; or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

Stock-Based Compensation

Following the implementation of the conservatorship in September 2008, we suspended the operation of our ESPP, and are no longer making grants under our 2004 Employee Plan or our Directors’ Plan. We collectively refer to the 2004 Employee Plan and the 1995 Employee Plan as the Employee Plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to conservatorship, we made grants under three stock-based compensation plans:

•	ESPP: At December 31, 2010, the maximum number of shares of common stock authorized for grant to employees in accordance with the ESPP totaled 6.8 million shares and approximately 5.8 million shares remained available for grant.

•	2004 Employee Plan: At December 31, 2010, the maximum number of shares of common stock authorized for grant to employees in accordance with the 2004 Employee Plan totaled 30.9 million shares and approximately 26.0 million shares remained available for grant.

•	Directors’ Plan: At December 31, 2010, the maximum number of shares of common stock authorized for grant to members of our Board of Directors in accordance with the Directors’ Plan totaled 2.4 million shares and approximately 1.6 million shares remained available for grant.

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2010 and 2009, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based

238	Freddie Mac

compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consist of treasury stock or shares acquired in market transactions on behalf of the participants. During 2010, restrictions lapsed on 1,293,937 restricted stock units and 209,435 restricted stock units were forfeited. At December 31, 2010, 1,380,124 restricted stock units remained outstanding. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2010 and 2009. During 2010, no stock options were exercised and 591,390 stock options were forfeited or expired. At December 31, 2010, 3,182,452 stock options were outstanding.

During the years ended December 31, 2010 and 2009, we recognized $24 million and $57 million, respectively, of compensation expense related to stock-based compensation on our consolidated statements of operations.

Dividends Declared During 2010

No common dividends were declared in 2010. During 2010, we paid dividends of $5.7 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2010.

On March 30, 2010, our REIT subsidiaries paid preferred stock dividends for one quarter, consistent with approval from Treasury and direction from FHFA. No other preferred or common stock dividends were paid by the REITs during the year ended December 31, 2010. See “NOTE 16: NONCONTROLLING INTERESTS” for more information.

Delisting of Common Stock and Preferred Stock from NYSE

On July 8, 2010, we delisted our common and 20 previously-listed classes of preferred securities from the NYSE pursuant to a directive by FHFA, our Conservator.

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

NOTE 14: INCOME TAXES

Income Tax Benefit (Expense)

We are exempt from state and local income taxes. Table 14.1 presents the components of our income tax benefit (expense) for 2010, 2009, and 2008.

Table 14.1 — Federal Income Tax Benefit (Expense)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Current income tax benefit (expense)	$186	$160	$(45)
Deferred income tax benefit (expense)	670	670	(5,507)

Total income tax benefit (expense)(1)	$856	$830	$(5,552)

(1)	Does not reflect: (a) the deferred tax effects of unrealized (gains) losses on available-for-sale securities, the tax effects of net (gains) losses related to the effective portion of derivatives designated in cash flow hedge relationships, and the tax effects of certain changes in our defined benefit plans which are reported as part of AOCI; (b) certain stock-based compensation tax effects reported as part of additional paid-in capital; and (c) the tax effect of the cumulative effect of change in accounting principles.

A reconciliation between our federal statutory income tax rate and our effective tax rate for 2010, 2009, and 2008 is presented in Table 14.2.

Table 14.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

Statutory corporate tax rate	$5,209	35.0%	$7,834	35.0%	$15,597	35.0%
Tax-exempt interest	213	1.4	252	1.1	266	0.6
Tax credits	585	3.9	594	2.7	589	1.3
Unrecognized tax benefits and related interest/contingency reserves	(12)	(0.1)	(12)	(0.1)	167	0.4
Valuation allowance	(5,155)	(34.6)	(7,860)	(35.1)	(22,172)	(49.8)
Other	16	0.1	22	0.1	1	—

Effective tax rate	$856	5.7%	$830	3.7%	$(5,552)	(12.5)%

In 2010, 2009, and 2008, our effective tax rate differs from the statutory tax rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. Those income tax benefits recognized in 2010 and 2009 represent the current tax benefits associated with our ability to carry back net operating tax losses

239	Freddie Mac

generated in 2009 and expected to be generated in 2010, as well as amounts related to the amortization of net deferred losses on pre-2008 closed cash flow hedges.

Deferred Tax Assets, Net

The sources and tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the years ended December 31, 2010 and 2009 are presented in Table 14.3.

Table 14.3 — Deferred Tax Assets, Net

	2010	2009
	(in millions)

Deferred tax assets:
Deferred fees	$1,561	$1,613
Basis differences related to derivative instruments	5,014	4,473
Credit related items and reserve for loan losses	17,850	16,296
Basis differences related to assets held for investment	—	1,361
Unrealized (gains) losses related to available-for-sale securities	5,211	11,101
LIHTC and AMT credit carryforward	2,360	1,598
Net operating loss carryforward, net of unrecognized tax benefits	12,122	—
Other items, net	268	67

Total deferred tax assets	44,386	36,509

Deferred tax liabilities:
Basis differences related to assets held for investment	(5,270)	—
Basis differences related to debt	(192)	(300)

Total deferred tax liability	(5,462)	(300)
Valuation allowance(1)	(33,381)	(25,108)

Deferred tax assets, net	$5,543	$11,101

(1)	The valuation allowance as of December 31, 2010 includes $3.1 billion related to the adoption of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE: 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

We use the asset and liability method to account for income taxes in accordance with the accounting standards for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years from current operations and unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized or whether the valuation allowance should be adjusted.

Events since our entry into conservatorship, including those described in “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS,” fundamentally affect our control, management, and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies, and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (a) our three-year cumulative loss position; (b) our carryback and carryforward availability; (c) our difficulty in predicting unsettled circumstances; and (d) our conclusion that we have the intent and ability to hold our available-for sale securities to the recovery of any temporary unrealized losses.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in subsequent quarters, including in the fourth quarter of 2010. We increased our valuation allowance by $8.3 billion in total during 2010. The $8.3 billion increase during 2010 was primarily attributable to the creation of a net operating loss carryforward in 2010 and other temporary differences generated during the year, as well as a $3.1 billion increase attributable to the adoption of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information on our adoption of these accounting standards. Our total valuation allowance as of December 31, 2010 was $33.4 billion. As of December 31, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $5.5 billion primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-

240	Freddie Mac

sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax asset may change in future periods, particularly if the mortgage and housing markets continue to decline.

In 2009, we generated a net operating loss that we carried back to offset our 2007 income tax liability, resulting in an AMT liability for 2007 after the carryback claim was applied. In 2010, we are estimating a net operating loss that we anticipate carrying back to partially offset our 2008 regular and AMT liability. AMT credits generated from the 2007 and 2008 AMT liability totaling $36 million will not expire. As a result of the carryback claim to offset our 2007 income tax liability, approximately $533 million of our LIHTC generated in 2007 were limited. Additionally, we have unused tax credits of $603 million, $602 million, and $585 million from 2008, 2009, and 2010, respectively, that will be carried forward into future years because we were in an AMT position. These LIHTC totaling $2.3 billion that are available for use in the future will begin to expire in 2027.

As of December 31, 2010, we have a net operating loss carryforward of $34.7 billion that will expire in 2030.

Unrecognized Tax Benefits

Table 14.4 — Unrecognized Tax Benefits

	2010	2009	2008
	(in millions)

Balance at January 1	$805	$636	$637
Changes based on tax positions in prior years	372	(34)	(29)
Changes based on tax positions in current years	48	203	102
Decreases in unrecognized tax benefits due to settlements with taxing authorities	(5)	—	(74)

Balance at December 31	$1,220	$805	$636

At December 31, 2010, we had total unrecognized tax benefits, exclusive of interest, of $1.2 billion. This amount relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. If favorably resolved, $1.2 billion of unrecognized tax benefits would have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against deferred tax assets created by the uncertain tax positions. This favorable impact would be offset by a $332 million tax expense related to the establishment of a valuation allowance against credits and net operating losses that have been carried forward. A valuation allowance has not currently been recorded against this amount because a portion of the unrecognized tax benefits was used as a source of taxable income in our realization assessment of our net deferred tax assets.

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable was approximately $245 million at December 31, 2010, unchanged from December 31, 2009. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement for tax years 1985 to 1997; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $245 million of accrued interest receivable as of December 31, 2010 and 2009, approximately $248 million and $233 million of accrued interest payable, respectively, is allocable to unrecognized tax benefits. We recognized $0 million, $0 million, and $160 million of interest income (expense) in 2010, 2009, and 2008, respectively. We have accrued no amounts for penalties during 2010, 2009 or 2008.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for tax years 1998 to 2009. Tax years 1985 to 1997 were before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax benefit and interest income in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of Congress, resolves the last matter to be decided by the U.S. Tax Court for these tax years. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the Court in 2006, are no longer subject to appeal. Therefore, the tax years 1985 through 1997 are now effectively settled.

The IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court in October 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court in December 2010. We continue to seek resolution of the controversy by settlement. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. We believe adequate reserves have been provided for settlement on reasonable terms. However, changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. We have no information that would enable us to estimate such impact at this time.

241	Freddie Mac

Tax Status of REITs

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the preferred stock of the REITs until FHFA directed otherwise. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries to: (a) declare and pay dividends for one quarter on the preferred shares of our REIT subsidiaries during each of the fourth quarter of 2009 and the first quarter of 2010; and (b) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. The business decision to eliminate the REITs was made to achieve increased flexibility in the management of the assets of our REIT subsidiaries and to simplify our business operations.

During the second quarter of 2010, each of our two REIT subsidiaries was eliminated via a merger transaction, which resulted in no gain or loss recognized on our consolidated statement of operations. This resulted in the elimination of the noncontrolling interest from our consolidated balance sheets as of June 30, 2010.

For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Income Taxes.”

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

We accrue the estimated cost of retiree benefits as employees render the services necessary to earn their pension and postretirement health benefits. Our pension and postretirement health care costs related to these defined benefit plans for 2010, 2009, and 2008 presented in the following tables were calculated using assumptions as of December 31, 2009, 2008, and 2007, respectively. The funded status of our defined benefit plans for 2010 and 2009 presented in the following tables was calculated using assumptions as of December 31, 2010 and 2009, respectively.

242	Freddie Mac

Table 15.1 shows the changes in our benefit obligations and fair value of plan assets using December 31 as the valuation measurement date for amounts recognized on our consolidated balance sheets.

Table 15.1 — Obligation and Funded Status of our Defined Benefit Plans

			Postretirement
	Pension Benefits		Health Benefits
	2010	2009	2010	2009
	(in millions)

Change in benefit obligation:
Benefit obligation at January 1	$629	$581	$155	$133
Service cost	32	32	7	7
Interest cost	37	34	9	8
Net actuarial loss (gain)	46	(3)	7	9
Benefits paid	(15)	(15)	(2)	(2)
Plan amendments	(4)	—	—	—

Benefit obligation at December 31	725	629	176	155

Change in plan assets:
Fair value of plan assets at January 1	579	446
Actual return on plan assets	92	68
Employer contributions	37	80
Benefits paid	(15)	(15)

Fair value of plan assets at December 31	693	579

Funded status at December 31	$(32)	$(50)	$(176)	$(155)

Amounts recognized on our consolidated balance sheets at December 31:
Other assets	$30	$12	$—	$—
Other liabilities	(62)	(62)	(176)	(155)
AOCI, net of taxes, related to defined benefit plans:(1)
Net actuarial loss	$105	$123	$11	$3
Prior service cost (credit)	(2)	1	—	—

Total AOCI, net of taxes	$103	$124	$11	$3

(1)	Includes the effect of the establishment of a valuation allowance against our net deferred tax assets.

The accumulated benefit obligation for all defined benefit pension plans was $591 million and $507 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation represents the actuarial present value of future expected benefits attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date.

Table 15.2 provides additional information for our defined benefit pension plans. The aggregate accumulated benefit obligation and fair value of plan assets are disclosed as of December 31, 2010 and 2009, respectively, with the projected benefit obligation included for illustrative purposes. The projected benefit obligation is the actuarial present value of all benefits, based on our defined benefit pension plans’ benefit formula, attributed to service already provided and based on assumptions of future salary increases.

Table 15.2 — Additional Information for Defined Benefit Pension Plans

	2010			2009
	Pension			Pension
	Plan	SERP	Total	Plan	SERP	Total
	(in millions)

Projected benefit obligation	$663	$62	$725	$567	$62	$629

Fair value of plan assets	$693	$—	$693	$579	$—	$579
Accumulated benefit obligation	541	50	591	460	47	507

Fair value of plan assets over (under) accumulated benefit obligation	$152	$(50)	$102	$119	$(47)	$72

The measurement of our benefit obligations includes assumptions about the rate of future compensation increases included in Table 15.3.

Table 15.3 — Weighted Average Assumptions Used to Determine Projected and Accumulated Benefit Obligations

	Pension Benefits		Postretirement Health Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Discount rate	5.65%	6.00%	5.65%	6.00%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	—	—

243	Freddie Mac

Table 15.4 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the years ended December 31, 2010, 2009, and 2008. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of operations.

Table 15.4 — Net Periodic Benefit Cost Detail

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in millions)

Net periodic benefit cost detail:
Service cost	$32	$32	$35	$7	$7	$9
Interest cost on benefit obligation	37	34	33	9	8	8
Expected return on plan assets	(40)	(33)	(41)	—	—	—
Recognized net loss	10	14	2	—	—	—
Recognized prior service credit	—	—	—	(1)	(1)	(1)

Net periodic benefit cost	$39	$47	$29	$15	$14	$16

Table 15.5 presents the changes in AOCI related to our defined benefit plans recorded to AOCI throughout the year, after the effects of our federal statutory tax rate of 35%. As of December 31, 2010 and 2009, a portion of the valuation allowance established against the net deferred tax asset related to our defined benefit plans was recorded to AOCI in the amounts of $24 million and $28 million, respectively. See “NOTE 14: INCOME TAXES” for further information on our deferred tax assets valuation allowance. The estimated net actuarial loss and prior service credit for our defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2011 is $(5) million and $1 million, respectively. These amounts reflect the impact of the valuation allowance against our net deferred tax assets.

Table 15.5 — AOCI Related to Defined Benefit Plans

	Year Ended
	December 31,
	2010	2009
	(in millions)

Beginning balance	$(127)	$(169)
Amounts recognized in AOCI:(1)
Recognized net gain	—	29
Recognized prior service credit	4	—
Net reclassification adjustments:(1)(2)
Recognized net loss	10	14
Recognized prior service credit	(1)	(1)

Ending balance(1)	$(114)	$(127)

(1)	Includes the effect of the establishment of a valuation allowance against our net deferred tax assets.
(2)	Represent amounts subsequently recognized as adjustments to other comprehensive income as those amounts are recognized as components of net periodic benefit cost.

Table 15.6 includes the assumptions used in the measurement of our net periodic benefit cost.

Table 15.6 — Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Discount rate	6.00%	6.00%	6.25%	6.00%	6.00%	6.25%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	5.10% to 6.50%	—	—	—
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%	—	—	—

For the 2010 and 2009 benefit obligations, we determined the discount rate using a yield curve consisting of spot interest rates at half-year increments for each of the next 30 years, developed with pricing and yield information from high-quality bonds. The future benefit plan cash flows were then matched to the appropriate spot rates and discounted back to the measurement date. Finally, a single equivalent discount rate was calculated that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

The expected long-term rate of return on plan assets was estimated using a portfolio return calculator model. The model considered the historical returns and the future expectations of returns for each asset class in our defined benefit plans in conjunction with our target investment allocation to arrive at the expected rate of return. The resulting expected long-term rate of return is selected based on the median projected return generated net of expenses using a weighted average of the major categories of assets as described in Table 15.8.

244	Freddie Mac

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2010 are 8.70% for pre-age 65 employees and 8.90% for post-age 65 employees in 2011, gradually declining to an ultimate rate of 4.5% in 2029 and remaining at that level thereafter.

Table 15.7 sets forth the effect on the accumulated postretirement benefit obligation for health care benefits as of December 31, 2010, and the effect on the service cost and interest cost components of the net periodic postretirement health benefit cost that would result from a 1% increase or decrease in the assumed health care cost trend rate.

Table 15.7 — Selected Data Regarding our Retiree Medical Plan

	1% Increase	1% Decrease
	(in millions)

Effect on the accumulated postretirement benefit obligation for health care benefits	$35	$(28)
Effect on the service and interest cost components of the net periodic postretirement health benefit cost	4	(3)

Plan Assets

The Pension Plan’s retirement investment committee has fiduciary responsibility for establishing and overseeing the investment policies and objectives of our Pension Plan and they review the appropriateness of our Pension Plan’s investment strategy on an ongoing basis. Prior to 2009, our Pension Plan investment committee employed a total return investment approach whereby a diversified blend of equities and fixed income investments was used to maximize the long-term return of plan assets for a prudent level of risk. In 2009, the investment committee changed the Pension Plan asset allocation strategy to a liability-driven investment philosophy designed to better match assets with estimated liabilities. The target allocations were 40% equity securities, 40% fixed income securities, and 20% asset allocation funds in 2010 and 2009. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio and liability reviews and periodic asset and liability studies. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits. However, the Pension Plan asset allocation is designed to be well diversified to limit exposure to significant concentrations of risk. Notably, the asset allocation includes a liability-driven fixed income strategy, which decreases the net risk exposure to interest rates from combined assets and liabilities. For example, if long-term interest rates increase, both plan assets and liabilities would be expected to decrease. While diversified, our Pension Plan is also exposed to equity market risk, credit risk, and currency risk, but expects to be compensated for taking these risks over the long term.

Our Pension Plan assets did not include any direct ownership of our securities at December 31, 2010 and 2009.

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

Table 15.8 sets forth our Pension Plan assets at December 31, 2010 by asset category. See “NOTE 20: FAIR VALUE DISCLOSURES” for additional information about the fair value hierarchy.

Table 15.8 — Pension Plan Assets Measured at Fair Value by Asset Category

	Plan Assets at December 31,
	2010				2009
	Quoted Prices in				Quoted Prices in
	Active Markets for	Significant Other	Significant		Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs		Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Asset Category:
Equity:
U.S. large-cap	$—	$146	$—	$146	$—	$120	$—	$120
U.S. small/mid cap	81	—	—	81	63	—	—	63
International Equity	—	65	—	65	—	64	—	64
Fixed Income:
Government/Corporate Bonds	—	9	—	9	—	40	—	40
Synthetic Fixed Income	—	260	—	260	—	180	—	180
Other Types of Investments:
Asset Allocation Funds	—	130	—	130	—	110	—	110

Subtotal	$81	$610	$—	691	$63	$514	$—	577

Cash and Cash Equivalents				2				2

Total				$693				$579

For U.S. small/mid cap equity securities that are measured using individual price quotes available on nationally-recognized exchanges, we classify these investments as Level 1 under the fair value hierarchy since they represent unadjusted

245	Freddie Mac

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

Equity

•	U.S. Large Cap: Investments in this category consist of an S&P 500 equity index fund, measured at the net asset value of the fund shares held by the Pension Plan.

•	U.S. Small/Mid Cap: Investments in this category include separately managed portfolios that invest in stocks of small- and mid-capitalization U.S. companies, which are measured at the closing price reported on nationally-recognized exchanges.

•	International Equity: Investments in this category include commingled as well as mutual fund products. These strategies invest in stocks of companies located in developed and emerging market countries, whether traded on U.S. or international exchanges. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Fixed Income

•	Government/Corporate Bonds: Investments in this category consist of a passively managed bond fund constructed to correspond to the characteristics of the Barclays Capital Government/Credit index. These investments are measured at the net asset value of fund shares held by the Pension Plan.

•	Synthetic Fixed Income: Investments in this category include commingled funds of fixed income and derivative instruments designed to provide protection against interest rate exposure arising from expected liability payments. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Other Types of Investments

•	Asset Allocation Funds: This category comprises commingled funds and mutual funds that invest in multiple asset classes, including U.S. and international equities, bonds and real estate assets. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount equal to at least the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. During 2010, we made a contribution to our Pension Plan of $33 million. We made a contribution to our Pension Plan of $74 million during 2009 in an effort to fully fund the Pension Plan’s projected benefit obligation. We have not yet determined whether a contribution to our Pension Plan is required in 2011.

In addition to the Pension Plan contributions noted above, we paid $4 million during 2010 and $6 million during 2009 in benefits under our SERP. Allocations under our SERP, as well as our Retiree Health Plan, are in the form of benefit payments, as these plans are unfunded.

Table 15.9 sets forth estimated future benefit payments expected to be paid for our defined benefit plans. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2010.

Table 15.9 — Estimated Future Benefit Payments

		Postretirement
	Pension Benefits	Health Benefits
	(in millions)

2011	$15	$4
2012	16	4
2013	18	5
2014	20	5
2015	23	6
Years 2016-2020	157	40

246	Freddie Mac

Defined Contribution Plans

Our Thrift/401(k) Savings Plan, or Savings Plan, is a tax-qualified defined contribution pension plan offered to all eligible employees. Employees are permitted to contribute from 1% to 25% of their eligible compensation to the Savings Plan, subject to limits set by the Internal Revenue Code. We match employees’ contributions up to 6% of their eligible compensation per year, with such matching contributions being made each pay period; the percentage matched depends upon the employee’s length of service. Employee contributions and our matching contributions are immediately vested. We also have discretionary authority to make additional contributions to our Savings Plan that are allocated to each eligible employee, based on the employee’s eligible compensation. Employees become vested in our discretionary contributions ratably over such employee’s first five years of service, after which time employees are fully vested in their discretionary contribution accounts. In addition to our Savings Plan, we maintain a non-qualified defined contribution plan for our officers, designed to make up for benefits lost due to limitations on eligible compensation imposed by the Internal Revenue Code, and to make up for deferrals of eligible compensation under both our Executive Deferred Compensation Plan and our Mandatory Executive Deferred Base Salary Plan. We incurred costs of $41 million, $40 million, and $33 million for the years ended December 31, 2010, 2009, and 2008, respectively, related to these plans. These expenses were included in salaries and employee benefits on our consolidated statements of operations.

Executive Deferred Compensation Plan and Mandatory Executive Deferred Base Salary Plan

Our Executive Deferred Compensation Plan is an unfunded, non-qualified plan that allows officers to elect to defer substantially all or a portion of their corporate-wide annual cash bonus and up to 80% of their eligible annual salary for any number of years specified by the employee. In December 2010, we advised participants in the Executive Deferred Compensation Plan that the company is suspending deferrals of pay under this Plan during calendar year 2011 and that it will review future deferral options during the fourth quarter of 2011.

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

Distributions under these two deferred compensation plans are paid from our general assets. We record a liability equal to the accumulated deferred salary, cash bonus, and accrued interest, as applicable, net of any related distributions made to plan participants.

NOTE 16: NONCONTROLLING INTERESTS

The equity and net earnings attributable to the noncontrolling interests in consolidated subsidiaries for prior periods were reported on our consolidated balance sheets as noncontrolling interest and on our consolidated statements of operations as net (income) loss attributable to noncontrolling interest. There was no material AOCI associated with the noncontrolling interests recorded on our consolidated balance sheets. The majority of the balances in these accounts related to our two majority-owned REITs. For a discussion of our significant accounting policies regarding our basis of accounting and our determination of controlling and noncontrolling interests, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

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

247	Freddie Mac

During 2010, each of our two REIT subsidiaries was eliminated via a merger transaction, which resulted in no gain or loss recognized on our consolidated statements of operations. This resulted in the elimination of the noncontrolling interest from our consolidated balance sheets.

NOTE 17: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). This change in method, in conjunction with our implementation of changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings.

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

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. Under our revised method for presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments represent the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward; and (b) in 2009, the write-down of our LIHTC investments. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

248	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.
•   Investments in mortgage-related securities and single-
   family performing mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities, excluding
   CMBS

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution
   gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	Segment Earnings for the Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related security in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

•   Management and guarantee fees on PCs, including
   those retained by us, and single-family mortgage
   loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the single-
   family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and
   taxes

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. Our new purchases of multifamily mortgage loans are primarily made for purposes of aggregation and then securitization, which supports the availability of financing for multifamily properties. We also purchase CMBS for investment; however, we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment also include management and guarantee fee income and the interest earned on assets related to multifamily investment activities, net of allocated funding costs.

•   Multifamily mortgage loans and associated
   securitization activities

•   Investments in CMBS

•   LIHTC and valuation allowance

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and
   taxes

•   Provided other guarantee commitments on multifamily
   mortgage loans

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

Segment Earnings

Beginning January 1, 2010, under the revised method of presenting Segment Earnings, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac. However, the accounting principles we apply to present certain line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 17.2 — Segment Earnings and Reconciliation to GAAP Results.”

249	Freddie Mac

Segment Earnings presented include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

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

We restated Segment Earnings for the years ended December 31, 2009 and 2008 to reflect the changes in our method of evaluating the performance of our reportable segments described above. These revisions significantly impacted the prior period reported results for the Investments segment and, to a lesser extent, the Single-family Guarantee segment, because the revised method includes fair value adjustments, gains and losses on investment sales, loans purchased from PC pools and debt retirements that are included in GAAP-based earnings, but that had previously been excluded from or deferred in Segment Earnings. These revisions did not have a significant impact on the prior period results for the Multifamily segment.

The restated Segment Earnings for the years ended December 31, 2009 and 2008 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as these changes were applied prospectively consistent with our GAAP financial results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

Many of the reclassifications, adjustments and allocations described below relate to the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These amendments require us to consolidate our single-family PC trusts and certain Other Guarantee Transactions, which makes it difficult to view the results of the three operating segments from a GAAP perspective. For example, as a result of the amendments, the net guarantee fee earned on mortgage loans held by our consolidated trusts is included in net interest income on our GAAP consolidated statements of operations. Previously, we separately recorded the guarantee fee on our GAAP consolidated statements of operations as a component of non-interest income. Through the reclassifications described below, we move the net guarantee fees earned on mortgage loans into Segment Earnings management and guarantee income.

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

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities is reclassified in Segment Earnings from net interest income to non-interest income.

•	Amortization related to accretion of other-than-temporary impairments on non-mortgage-related securities held in our cash and other investments portfolio is reclassified in Segment Earnings from net interest income to non-interest income.

•	Amortization related to premiums and discounts associated with PCs and Other Guarantee Transactions issued by our consolidated trusts that we previously held and subsequently transferred to third parties is reclassified in Segment

250	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of new accounting standards for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment will equal GAAP net income (loss) attributable to Freddie Mac for each segment beginning January 1, 2010. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2010, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $2.4 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees. We include an offsetting amount in the segment adjustments line within Segment Earnings.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to January 1, 2010. As of December 31, 2010, the unamortized balance of such fees was $2.9 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loan. We include an offsetting amount in the segment adjustments line within Segment Earnings.

Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding costs related to certain assets of each segment. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships and any valuation allowance on these tax credits are allocated to the Multifamily segment. The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward is allocated to the “All Other” category. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

251	Freddie Mac

Table 17.1 presents Segment Earnings by segment.

Table 17.1 — Summary of Segment Earnings(1)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$1,251	$6,476	$(28,021)
Single-family Guarantee	(16,256)	(27,143)	(20,349)
Multifamily	965	(511)	(56)
All Other	15	(4,240)	174

Total Segment Earnings (loss), net of taxes	(14,025)	(25,418)	(48,252)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	5,948	(2,873)
Tax-related adjustments	—	(2,083)	1,006

Total reconciling items, net of taxes	—	3,865	(1,867)

Net income (loss) attributable to Freddie Mac	$(14,025)	$(21,553)	$(50,119)

(1)	Beginning January 1, 2010, under our revised method, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

252	Freddie Mac

Table 17.2 presents detailed financial information by financial statement line item for our reportable segments and All Other.

Table 17.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2010
			Non-Interest Income (Loss)				Non-Interest Expense				Income Tax Provision			Less: Net
			Management		Derivative	Other			Other		LIHTC	Income Tax		(Income) Loss –	Net Income
	Net Interest	Provision for	and Guarantee	Security	Gains	Non-Interest	Administrative	REO Operations	Non-Interest	Segment	Partnerships	Benefit	Net Income	Noncontrolling	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Income (Expense)	Expense	Adjustments(2)	Tax Credit	(Expense)	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$6,192	$—	$—	$(3,819)	$(1,859)	$(405)	$(455)	$—	$(18)	$1,358	$—	$259	$1,253	$(2)	$1,251
Single-family Guarantee	72	(18,785)	3,635	—	—	1,351	(879)	(676)	(629)	(953)	—	608	(16,256)	—	(16,256)
Multifamily	1,114	(99)	101	(96)	6	237	(212)	3	(66)	—	585	(611)	962	3	965
All Other	—	—	—	—	—	—	—	—	—	—	—	15	15	—	15

Total Segment Earnings (loss), net of taxes	7,378	(18,884)	3,736	(3,915)	(1,853)	1,183	(1,546)	(673)	(713)	405	585	271	(14,026)	1	(14,025)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	8,120	1,666	(2,640)	(393)	(6,232)	(521)	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	1,358	—	(953)	—	—	—	—	—	—	(405)	—	—	—	—	—

Total reconciling item	9,478	1,666	(3,593)	(393)	(6,232)	(521)	—	—	—	(405)	—	—	—	—	—

Total per consolidated statements of operations	$16,856	$(17,218)	$143	$(4,308)	$(8,085)	$662	$(1,546)	$(673)	$(713)	$—	$585	$271	$(14,026)	$1	$(14,025)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

253	Freddie Mac

	Year Ended December 31, 2009
			Non-Interest Income (Loss)				Non-Interest Expense			Income Tax Provision			Less: Net
			Management		Derivative	Other			Other	LIHTC	Income Tax		(Income) Loss –	Net Income
	Net Interest	Provision for	and Guarantee	Security	Gains	Non-Interest	Administrative	REO Operations	Non-Interest	Partnerships	Benefit	Net Income	Noncontrolling	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Tax Credit	(Expense)	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$8,090	$—	$—	$(9,870)	$4,695	$4,682	$(515)	$—	$(33)	$—	$(572)	$6,477	$(1)	$6,476
Single-family Guarantee	307	(29,102)	3,448	—	—	721	(915)	(287)	(4,888)	—	3,573	(27,143)	—	(27,143)
Multifamily	856	(574)	90	(137)	(27)	(462)	(221)	(20)	(18)	594	(594)	(513)	2	(511)
All Other	—	—	—	—	—	(3,653)	—	—	(109)	—	(478)	(4,240)	—	(4,240)

Total Segment Earnings (loss), net of taxes	9,253	(29,676)	3,538	(10,007)	4,668	1,288	(1,651)	(307)	(5,048)	594	1,929	(25,419)	1	(25,418)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	21	6	(945)	—	—	7,055	—	—	(189)	—	—	5,948	—	5,948
Reclassifications(3)	7,799	140	440	(1,190)	(6,568)	(1,011)	—	—	—	—	390	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(2,083)	(2,083)	—	(2,083)

Total reconciling items	7,820	146	(505)	(1,190)	(6,568)	6,044	—	—	(189)	—	(1,693)	3,865	—	3,865

Total per consolidated statements of operations	$17,073	$(29,530)	$3,033	$(11,197)	$(1,900)	$7,332	$(1,651)	$(307)	$(5,237)	$594	$236	$(21,554)	$1	$(21,553)

	Year Ended December 31, 2008
			Non-Interest Income (Loss)				Non-Interest Expense			Income Tax Provision			Less: Net
			Management		Derivative	Other			Other	LIHTC	Income Tax		(Income) Loss –	Net Income
	Net Interest	Provision for	and Guarantee	Security	Gains	Non-Interest	Administrative	REO Operations	Non-Interest	Partnerships	Benefit	Net Income	Noncontrolling	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Tax Credit	(Expense)	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,815	$—	$—	$(17,129)	$(12,845)	$2,793	$(486)	$—	$(1,117)	$—	$(2,047)	$(28,016)	$(5)	$(28,021)
Single-family Guarantee	280	(16,325)	3,615	—	—	880	(826)	(1,097)	(1,730)	—	(5,146)	(20,349)	—	(20,349)
Multifamily	772	(229)	76	—	(3)	(517)	(193)	—	(21)	589	(532)	(58)	2	(56)
All Other	—	—	—	—	—	—	—	—	—	—	174	174	—	174

Total Segment Earnings (loss), net of taxes	3,867	(16,554)	3,691	(17,129)	(12,848)	3,156	(1,505)	(1,097)	(2,868)	589	(7,551)	(48,249)	(3)	(48,252)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	3	21	(614)	—	(11)	(1,989)	—	—	(283)	—	—	(2,873)	—	(2,873)
Reclassifications(3)	2,926	101	293	(553)	(2,095)	(1,076)	—	—	—	—	404	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	1,006	1,006	—	1,006

Total reconciling items	2,929	122	(321)	(553)	(2,106)	(3,065)	—	—	(283)	—	1,410	(1,867)	—	(1,867)

Total per consolidated statements of operations	$6,796	$(16,432)	$3,370	$(17,682)	$(14,954)	$91	$(1,505)	$(1,097)	$(3,151)	$589	$(6,141)	$(50,116)	$(3)	$(50,119)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

254	Freddie Mac

NOTE 18: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our submissions to FHFA on both minimum and risk-based capital.

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by adoption of these amendments. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Other Guarantee Transactions held by third parties using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels.

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

Minimum Capital

The minimum capital standard required us to hold an amount of core capital that was generally equal to the sum of 2.50% of aggregate on-balance sheet assets and approximately 0.45% of the sum of our PCs held by third parties and other aggregate off-balance sheet obligations. As discussed below, in 2004 FHFA implemented a framework for monitoring our capital adequacy, which included a mandatory target capital surplus over the minimum capital requirement.

Critical Capital

The critical capital standard required us to hold an amount of core capital that was generally equal to the sum of 1.25% of aggregate on-balance sheet assets and approximately 0.25% of the sum of our PCs held by third parties and other aggregate off-balance sheet obligations.

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

255	Freddie Mac

undercapitalized.” If we fail to meet the critical capital standard, we must be classified as “critically undercapitalized.” In addition, FHFA has discretion to reduce our capital classification by one level if FHFA determines in writing that: (a) we are engaged in conduct that could result in a rapid depletion of core or total capital, the value of collateral pledged as security has decreased significantly, or the value of the property subject to mortgages held or securitized by us has decreased significantly; (b) we are in an unsafe or unsound condition; or (c) we are engaging in unsafe or unsound practices.

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

In addition, without regard for our capital classification, under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. Also without regard to our capital classification, under Freddie Mac’s charter, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core capital to an amount less than the minimum capital level.

Performance Against Regulatory Capital Standards

Table 18.1 summarizes our minimum capital requirements and deficits and net worth.

Table 18.1 — Net Worth and Minimum Capital

	December 31, 2010	December 31, 2009
	(in millions)

GAAP net worth(1)	$(401)	$4,372
Core capital (deficit)(2)(3)	$(52,570)	$(23,774)
Less: Minimum capital requirement(2)	25,987	28,352

Minimum capital surplus (deficit)(2)	$(78,557)	$(52,126)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for December 31, 2010 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

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

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. FHFA notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA

256	Freddie Mac

advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

At December 31, 2010, our liabilities exceeded our assets under GAAP by $401 million. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $500 million, which we expect to receive by March 31, 2011. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at December 31, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.7 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $500 million draw request, the aggregate liquidation preference of the senior preferred stock will increase from $64.2 billion as of December 31, 2010 to $64.7 billion. We paid a quarterly dividend of $1.3 billion, $1.3 billion, $1.6 billion, and $1.6 billion on the senior preferred stock in cash on March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, respectively, at the direction of the Conservator.

Subordinated Debt Commitment

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated those commitments and set forth a process for implementing them. Under the terms of this agreement, we committed to issue qualifying subordinated debt for public secondary market trading and rated by no fewer than two nationally recognized statistical rating organizations in a quantity such that the sum of total capital plus the outstanding balance of qualifying subordinated debt will equal or exceed the sum of 0.45% of our PCs, Other Structured Securities, and Other Guarantee Transactions outstanding and 4% of our on-balance sheet assets at the end of each quarter. Qualifying subordinated debt is defined as subordinated debt that contains a deferral of interest payments for up to five years if: (a) our core capital falls below 125% of our critical capital requirement; or (b) our core capital falls below our minimum capital requirement and pursuant to our request, the Secretary of the Treasury exercises discretionary authority to purchase our obligations under Section 306(c) of our charter. Qualifying subordinated debt will be discounted for the purposes of this commitment as it approaches maturity with one-fifth of the outstanding amount excluded each year during the instrument’s last five years before maturity. When the remaining maturity is less than one year, the instrument is entirely excluded. FHFA, as Conservator of Freddie Mac, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until directed otherwise.

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

Table 19.1 summarizes the concentration by year of origination and geographical area of the approximately $1.8 trillion and $1.9 trillion UPB of our single-family credit guarantee portfolio as of December 31, 2010 and 2009, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES,” and “NOTE 8: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

257	Freddie Mac

Table 19.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	December 31, 2010		December 31, 2009		Percent of Credit Losses(1)
		Serious		Serious	Year Ended
	Percentage of	Delinquency	Percentage of	Delinquency	December 31,	December 31,
	Portfolio(2)	Rate(3)	Portfolio(2)	Rate(3)	2010	2009

Year of Origination

2010	18%	0.1%	—%	—%	—%	—%
2009	21	0.3	23	0.1	—	—
2008	9	4.9	12	3.4	7	5
2007	11	11.6	14	10.5	34	36
2006	9	10.5	11	9.4	30	35
2005	10	6.0	12	5.2	20	15
2004 and prior	22	2.5	28	2.2	9	9

Total	100%	3.8%	100%	4.0%	100%	100%

By Region(4)

West	27%	4.7%	27%	5.3%	48%	53%
Northeast	25	3.2	25	3.0	8	8
North Central	18	3.1	18	3.2	15	15
Southeast	18	5.6	18	5.6	25	20
Southwest	12	2.1	12	2.2	4	4

Total	100%	3.8%	100%	4.0%	100%	100%

State

California	16%	4.9%	15%	5.8%	26%	32%
Florida	6	10.5	6	10.3	19	15
Arizona	3	6.1	3	7.3	11	11
Nevada	1	11.9	1	11.4	6	6
Michigan	3	3.0	3	3.7	5	6
Illinois	5	4.6	5	4.4	5	3
Georgia	3	4.1	3	4.4	3	3
All other	63	N/A	64	N/A	25	24

Total	100%	3.8%	100%	4.0%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude forgone interest on non-performing loans and other market-based losses recognized on our consolidated statements of operations.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Serious delinquencies on mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

We primarily invest in and securitize single-family mortgage loans. However, we also invest in and guarantee multifamily mortgage loans, which totaled $108.7 billion and $101.3 billion in UPB as of December 31, 2010 and 2009, respectively.

Table 19.2 summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a non-credit enhanced loan may also have an original LTV ratio greater than 80%).

258	Freddie Mac

Table 19.2 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	December 31, 2010		December 31, 2009
		Delinquency		Delinquency
	UPB	Rate(1)	UPB	Rate(1)
	(dollars in billions)

By State
California	$19.4	0.06%	$18.2	—%
Texas	12.8	0.52	11.7	0.26
New York	9.2	—	9.0	—
Florida	6.4	0.56	5.6	0.42
Virginia	5.6	—	5.6	—
Georgia	5.5	0.98	5.3	0.65
All other states	49.8	0.24	45.9	0.24

Total	$108.7	0.26%	$101.3	0.20%

By Region(2)
West	$28.4	0.07%	$26.5	0.10%
North Central	9.7	0.30	9.0	0.19
Northeast	31.0	—	29.5	—
Southeast	19.2	0.59	17.4	0.52
Southwest	20.4	0.61	18.9	0.35

Total	$108.7	0.26%	$101.3	0.20%

By Category(3)
Original LTV ratio > 80%	$6.8	2.30%	$6.8	1.63%
Original DSCR below 1.10	$3.3	1.22%	$3.5	1.78%
Non-credit enhanced loans	$87.5	0.12%	$87.6	0.07%

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	See endnote (4) to “Table 19.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(3)	These categories are not mutually exclusive and a loan in one category may also be included within another.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Credit enhancement reduces our exposure to a potential credit loss. As of December 31, 2010, over one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 8% and our estimate of the current average DSCR for these loans was 1.1 as of December 31, 2010. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 7% as of December 31, 2010, and the average current LTV ratio of these loans was 108%. Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

Credit Performance of Certain Higher Risk Single-Family Loan Categories

There are several residential loan products that are designed to offer borrowers greater choices in their payment terms. For example, interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. We

259	Freddie Mac

have not purchased option ARM loans in 2010 or 2009, and beginning September 1, 2010, we no longer purchase interest-only loans.

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either a part of our relief refinance mortgage initiative or in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in Table 19.3 because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A loans, we categorize securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scores scale as having a higher risk of delinquency.

Presented below is a summary of the serious delinquency rates of certain higher-risk categories of single-family loans in our single-family credit guarantee portfolio. During 2010 and 2009, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with isolated characteristics.

Table 19.3 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of December 31,
			Serious
	Percentage of		Delinquency
	Portfolio(1)		Rate
	2010	2009	2010	2009

Interest-only loans	5%	7%	18.4%	17.6%
Option ARM loans	1%	1%	21.2%	17.9%
Alt-A(2)	6%	8%	12.2%	12.3%
Original LTV ratio greater than 90%(3) loans	9%	8%	7.8%	9.1%
Lower original FICO scores (less than 620)	3%	4%	13.9%	14.9%

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 18% at both December 31, 2010 and 2009. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 14.9% and 14.8% as of December 31, 2010 and 2009, respectively.

We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. See “NOTE 8: INVESTMENTS IN SECURITIES” for further information on these categories and other concentrations in our investments in securities.

260	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us a specified dollar amount of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 78% of our single-family purchase volume during the year ended December 31, 2010. Wells Fargo Bank, N.A., Bank of America, N.A., and Chase Home Finance LLC accounted for 27%, 12% and 10% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the year ended December 31, 2010. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; (b) failure to comply with our servicing requirements; or (c) failure to honor their recourse and indemnification obligations to us. As of December 31, 2010 and 2009, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.8 billion and $4.2 billion, and approximately 34% and 20% of these requests, respectively, were outstanding for more than four months since issuance of our repurchase request. Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. During the years ended December 31, 2010 and 2009, we recovered amounts that covered losses with respect to $6.4 billion and $4.3 billion, respectively, of UPB on loans associated with our repurchase requests, including amounts associated with one-time settlement agreements.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of Ally Financial Inc. (formerly, GMAC Inc.), are seller/servicers that together serviced and subserviced for an affiliated entity approximately 3% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2010. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements. The agreement did not have a material impact on our 2010 consolidated statements of operations.

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and two of its affiliates, BAC Home Loans Servicing, LP and Countrywide Home Loans, Inc., to resolve currently outstanding and future claims for repurchases arising from the breach of representations and warranties on certain loans purchased by us from Countrywide Home Loans, Inc. and Countrywide Bank FSB. Under the terms of the agreement, we received a $1.28 billion cash payment in consideration for releasing Bank of America and its two affiliates from current and future repurchase requests arising from loans sold to us by the Countrywide entities for which the first regularly scheduled monthly payments were due on or before December 31, 2008. The UPB of the loans in this portfolio, as of December 31, 2010, was approximately $114 billion. The agreement applies only to certain claims for repurchase based on breaches of representations and warranties and the agreement contains specified limitations and does not cover loans sold to us or serviced for us by other Bank of America entities. The agreement did not have a material impact on our 2010 consolidated statements of operations.

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

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represents miscellaneous costs and expenses incurred in connection with the dissolution of TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million in funds held in bank accounts maintained by TBW related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We have analyzed the report and, as necessary and appropriate, may revise the amount of our claim.

261	Freddie Mac

In a related matter, both TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets, TBW and Bank of America, N.A. have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. TBW has indicated to us that it may file an action to recover certain funds paid to us prior to the bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. See “NOTE 21: LEGAL CONTINGENCIES” for additional information on our claims arising from TBW’s bankruptcy.

In some cases, the ultimate amounts of recovery payments we received and may receive in the future from seller/servicers were and may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of December 31, 2010 and 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2010 and 2009; however, our actual losses may exceed our estimates.

Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 68% of our single-family mortgage loans, the first three of which each serviced 10% or more of our single-family mortgage loans, as of December 31, 2010.

During the second half of 2010, a number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in some or all states in which they do business. These seller/servicers announced these suspensions were necessary while they evaluated and addressed issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. See “NOTE 7: REAL ESTATE OWNED” for additional information.

As of December 31, 2010 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through lender repurchase or through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for additional information. As of December 31, 2010, these insurers provided coverage, with maximum loss limits of $56.8 billion, for $274.7 billion of UPB in connection with our single-family credit guarantee portfolio. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Co. and Republic Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 95% of our overall mortgage insurance coverage at December 31, 2010. All our mortgage insurance counterparties are rated BBB or below as of December 31, 2010, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

During 2010, increases in default volumes and in the time period between claim filing and receipt of payment resulted in an increase of our receivables for mortgage and pool insurance claims. Although the volume of rescissions of claims under mortgage insurance coverage temporarily declined mid-year, the volume of rescissions returned to elevated levels by year end. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss.

262	Freddie Mac

In 2010, we reached the maximum limit of recovery under certain pool insurance policies. As a result, losses we recognized in 2010 increased on certain loans previously identified as credit enhanced. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

We received proceeds of $1.8 billion and $952 million during the years ended December 31, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.3 billion and $1.7 billion as of December 31, 2010 and 2009, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.5 billion and $1.0 billion as December 31, 2010 and 2009, respectively. Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad Guaranty Insurance Corporation (or Triad) that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. In 2010, we approved Essent Guaranty, Inc., which acquired certain assets and infrastructure of Triad in December 2009, as a new mortgage insurer.

Bond Insurers

Bond insurance, including primary and secondary policies, is a credit enhancement covering certain of our investments in non-agency mortgage-related securities. Primary policies are acquired by the securitization trust issuing securities we purchase, while secondary policies are acquired by us. At December 31, 2010, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $10.7 billion of UPB. At December 31, 2010, the top five of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp. (or AGMC), and National Public Finance Guarantee Corp. or (NPFGC), each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

In November 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer was ultimately terminated due to insufficient participation by security holders. On August 4, 2010, FGIC Corporation, the parent company of FGIC, announced that it had filed for bankruptcy. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Office of the Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the circuit court. The plan of rehabilitation was filed with the circuit court by the Office of the Commissioner of Insurance on October 8, 2010, and approved on January 24, 2011. On November 8, 2010, Ambac Financial Group Inc, the parent company of Ambac, filed for bankruptcy.

We believe that, in addition to FGIC and Ambac, some of our other bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2009 and 2010 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 8: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Cash and Other Investments Counterparties

We are exposed to institutional credit risk from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. These financial instruments are investment grade at the time of purchase and primarily short-term in nature, which mitigates institutional credit risk for these instruments.

During 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for our securitization trusts on unsecured loans made to Lehman on the trusts’ behalf. These short-term loans were due to mature on September 15, 2008, the date Lehman filed for bankruptcy; however, Lehman failed to repay these

263	Freddie Mac

loans and the accrued interest. The loss incurred in 2008 associated with this transaction is included in other expenses on our consolidated statements of operations. See “NOTE 21: LEGAL CONTINGENCIES” for further information on this claim.

As of December 31, 2010 and 2009, there were $91.6 billion and $94.7 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties or the Federal Reserve Bank. As of December 31, 2010, these primarily included: (a) $31.3 billion of cash equivalents invested in 45 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale; (b) $3.4 billion of federal funds sold with three counterparties that had short-term S&P ratings of A-1 or above; (c) $0.3 billion of federal funds sold with one counterparty that had a short-term S&P rating of A-2; (d) $42.1 billion of securities purchased under agreements to resell with nine counterparties that had short-term S&P ratings of A-1 or above; (e) $0.7 billion of securities purchased under agreements to resell with one counterparty that had short-term S&P rating of A-2; and (f) $13.3 billion of cash deposited with the Federal Reserve Bank. The December 31, 2009 counterparty credit exposure includes amounts on our consolidated balance sheet as well as those off-balance sheet that we entered into on behalf of our securitization trusts that were not consolidated.

Derivative Portfolio

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

Derivative Counterparties

Our use of derivatives exposes us to counterparty credit risk, which arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our counterparty credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to counterparty credit risk because transactions are executed and settled between us and our counterparty. Our use of OTC interest-rate swaps, option-based derivatives and foreign-currency swaps is subject to rigorous internal credit and legal reviews. All our OTC derivatives counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

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

Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities, Freddie Mac mortgage-related securities, or our debt securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or, in the case of non-cash collateral, to sell the collateral and transfer the proceeds to us.

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $32 million and $128 million at December 31, 2010 and 2009, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2010, our maximum loss for accounting purposes would have been approximately $32 million. One of our counterparties, HSBC Bank USA, which was rated AA− as of February 11, 2011, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at December 31, 2010.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $103 million and $81 million at December 31, 2010 and 2009, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these

264	Freddie Mac

commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 20: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting standards for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy are described below:

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

Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 20.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at December 31, 2010 and 2009.

265	Freddie Mac

Table 20.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,652	$2,037	$—	$85,689
Subprime	—	—	33,861	—	33,861
CMBS	—	54,972	3,115	—	58,087
Option ARM	—	—	6,889	—	6,889
Alt-A and other	—	13	13,155	—	13,168
Fannie Mae	—	24,158	212	—	24,370
Obligations of states and political subdivisions	—	—	9,377	—	9,377
Manufactured housing	—	—	897	—	897
Ginnie Mae	—	280	16	—	296

Total available-for-sale securities, at fair value	—	163,075	69,559	—	232,634
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,138	2,299	—	13,437
Fannie Mae	—	17,872	854	—	18,726
Ginnie Mae	—	145	27	—	172
Other	—	11	20	—	31

Total mortgage-related securities	—	29,166	3,200	—	32,366
Non-mortgage-related securities:
Asset-backed securities	—	44	—	—	44
Treasury bills	17,289	—	—	—	17,289
Treasury notes	10,122	—	—	—	10,122
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	27,411	485	—	—	27,896

Total trading securities, at fair value	27,411	29,651	3,200	—	60,262

Total investments in securities	27,411	192,726	72,759	—	292,896
Mortgage loans:
Held-for-sale, at fair value	—	—	6,413	—	6,413
Derivative assets, net:
Interest-rate swaps	—	9,921	49	—	9,970
Option-based derivatives	—	11,255	—	—	11,255
Other	3	266	21	—	290

Subtotal, before netting adjustments	3	21,442	70	—	21,515
Netting adjustments(1)	—	—	—	(21,372)	(21,372)

Total derivative assets, net	3	21,442	70	(21,372)	143
Other assets:
Guarantee asset, at fair value	—	—	541	—	541

Total assets carried at fair value on a recurring basis	$27,414	$214,168	$79,783	$(21,372)	$299,993

Liabilities:
Debt securities recorded at fair value	$—	$4,443	$—	$—	$4,443
Derivative liabilities, net:
Interest-rate swaps	—	26,856	623	—	27,479
Option-based derivatives	8	252	2	—	262
Other	170	28	136	—	334

Subtotal, before netting adjustments	178	27,136	761	—	28,075
Netting adjustments(1)	—	—	—	(26,866)	(26,866)

Total derivative liabilities, net	178	27,136	761	(26,866)	1,209

Total liabilities carried at fair value on a recurring basis	$178	$31,579	$761	$(26,866)	$5,652

266	Freddie Mac

	Fair Value at December 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$202,660	$20,807	$—	$223,467
Subprime	—	—	35,721	—	35,721
CMBS	—	—	54,019	—	54,019
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	16	13,391	—	13,407
Fannie Mae	—	35,208	338	—	35,546
Obligations of states and political subdivisions	—	—	11,477	—	11,477
Manufactured housing	—	—	911	—	911
Ginnie Mae	—	343	4	—	347

Total mortgage-related securities	—	238,227	143,904	—	382,131
Non-mortgage-related securities:
Asset-backed securities	—	2,553	—	—	2,553

Total available-for-sale securities, at fair value	—	240,780	143,904	—	384,684
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	168,150	2,805	—	170,955
Fannie Mae	—	33,021	1,343	—	34,364
Ginnie Mae	—	158	27	—	185
Other	—	—	28	—	28

Total mortgage-related securities	—	201,329	4,203	—	205,532
Non-mortgage-related securities:
Asset-backed securities	—	1,492	—	—	1,492
Treasury Bills	14,787	—	—	—	14,787
FDIC-guaranteed corporate medium-term notes	—	439	—	—	439

Total non-mortgage-related securities	14,787	1,931	—	—	16,718

Total trading securities, at fair value	14,787	203,260	4,203	—	222,250

Total investments in securities	14,787	444,040	148,107	—	606,934
Mortgage Loans:
Held-for-sale, at fair value	—	—	2,799	—	2,799
Derivative assets, net	5	19,409	124	(19,323)	215
Other assets:
Guarantee asset, at fair value	—	—	10,444	—	10,444

Total assets carried at fair value on a recurring basis	$14,792	$463,449	$161,474	$(19,323)	$620,392

Liabilities:
Debt securities recorded at fair value	$—	$8,918	$—	$—	$8,918
Derivative liabilities, net	89	21,162	554	(21,216)	589

Total liabilities carried at fair value on a recurring basis	$89	$30,080	$554	$(21,216)	$9,507

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(0.6) billion at December 31, 2010 and 2009, respectively, which was mainly related to interest rate swaps that we have entered into.

Recurring Fair Value Changes

For the year ended December 31, 2010, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities. Level 3 measurements consist of assets and liabilities that are supported by little or no market activity where observable inputs generally are not available. The fair value of these assets and liabilities is measured using significant inputs that are considered unobservable. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

267	Freddie Mac

During 2010, our Level 3 assets decreased by $81.7 billion primarily due to the transfer of the majority of CMBS from Level 3 to Level 2 and our adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. During 2010, the CMBS market continued to improve and we observed significantly less variability in fair value quotes received from dealers and third-party pricing services. In the fourth quarter of 2010 we determined that these market conditions stabilized to a degree that we believe indicates that unobservable inputs are no longer significant to the fair values of these securities and, as a result, we transferred $51.3 billion of CMBS from Level 3 to Level 2. The adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including: (1) certain mortgage-related securities issued by our consolidated trusts that are held by us; and (2) the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.4 billion of other Level 3 assets to Level 2 during 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

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

Table 20.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 20.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	For The Year Ended December 31, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(1)	January 1, 2010	earnings(2)(3)(4)(5)	income(2)(3)	Total	settlements, net(6)	of Level 3(7)	December 31, 2010	still held(8)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$5	$5	$—	$—	$2,037	$—
Subprime	35,721	—	35,721	(1,769)	7,046	5,277	(7,137)	—	33,861	(1,769)
CMBS	54,019	—	54,019	—	369	369	—	(51,273)	3,115	—
Option ARM	7,236	—	7,236	(1,402)	2,611	1,209	(1,556)	—	6,889	(1,395)
Alt-A and other	13,391	—	13,391	(1,020)	3,128	2,108	(2,344)	—	13,155	(1,020)
Fannie Mae	338	—	338	—	—	—	(139)	13	212	—
Obligations of states and political subdivisions	11,477	—	11,477	4	(123)	(119)	(1,981)	—	9,377	—
Manufactured housing	911	—	911	(27)	126	99	(113)	—	897	(27)
Ginnie Mae	4	—	4	—	(1)	(1)	(5)	18	16	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(4,214)	13,161	8,947	(13,275)	(51,242)	69,559	(4,211)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(777)	—	(777)	659	(383)	2,299	(799)
Fannie Mae	1,343	—	1,343	(449)	—	(449)	(38)	(2)	854	(449)
Ginnie Mae	27	—	27	1	—	1	(1)	—	27	1
Other	28	(1)	27	(1)	—	(1)	(4)	(2)	20	(1)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,226)	—	(1,226)	616	(387)	3,200	(1,248)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	(1)	—	(1)	3,615	—	6,413	(308)
Net derivatives(9)	(430)	—	(430)	(141)	—	(141)	(120)	—	(691)	(619)
Other assets:
Guarantee asset(10)	10,444	(10,024)	420	(24)	—	(24)	145	—	541	(24)

268	Freddie Mac

	For The Year Ended December 31, 2009
		Realized and unrealized gains (losses)
	Balance,		Included in other		Purchases,	Net transfers in	Balance,	Unrealized
	January 1,	Included in	comprehensive		issuances, sales and	and/or out of	December 31,	gains (losses)
	2009	earnings(2)(3)(4)(5)	income(2)(3)	Total	settlements, net(6)	Level 3(7)	2009	still held(8)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(2)	$1,833	$1,831	$1,035	$(379)	$20,807	$—
Subprime	52,266	(6,526)	2,958	(3,568)	(12,977)	—	35,721	(6,526)
CMBS	2,861	(137)	6,940	6,803	(2,284)	46,639	54,019	(137)
Option ARM	7,378	(1,726)	3,416	1,690	(1,832)	—	7,236	(1,726)
Alt-A and other	13,236	(2,572)	6,130	3,558	(3,404)	1	13,391	(2,572)
Fannie Mae	396	—	6	6	(42)	(22)	338	—
Obligations of states and political subdivisions	10,528	2	1,955	1,957	(1,008)	—	11,477	—
Manufactured housing	743	(51)	336	285	(117)	—	911	(51)
Ginnie Mae	12	—	—	—	(2)	(6)	4	—

Total mortgage-related securities	105,740	(11,012)	23,574	12,562	(20,631)	46,233	143,904	(11,012)
Non-mortgage-related securities:
Asset-backed securities	—	(7)	8	1	(1)	—	—	—

Total available-for-sale securities, at fair value	105,740	(11,019)	23,582	12,563	(20,632)	46,233	143,904	(11,012)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	971	—	971	(90)	349	2,805	962
Fannie Mae	582	514	—	514	187	60	1,343	514
Ginnie Mae	14	2	—	2	(2)	13	27	2
Other	29	(1)	—	(1)	(3)	3	28	—

Total mortgage-related securities	2,200	1,486	—	1,486	92	425	4,203	1,478
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	(250)	—	—

Total trading securities, at fair value	2,200	1,486	—	1,486	342	175	4,203	1,478
Mortgage loans:
Held-for-sale, at fair value	401	(81)	—	(81)	2,479	—	2,799	(96)
Net derivatives(9)	100	(388)	—	(388)	(142)	—	(430)	(404)
Other assets:
Guarantee asset(10)	4,847	5,298	—	5,298	299	—	10,444	5,298

(1)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs.
(2)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of operations.
(3)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, for those accounted for as a cash flow hedge to the extent the hedge is effective.
(4)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of operations.
(5)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of operations.
(6)	For non-agency mortgage-related securities, primarily represents principal repayments.
(7)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(8)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at December 31, 2010 and 2009, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(10)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.

Non-recurring Fair Value Changes

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. We consider the fair value measurement related to these assets to be non-recurring. These assets include REO, net, impaired held-for-investment multifamily mortgage loans, and single-family held-for-sale mortgage loans. These fair value measurements usually result from the write-down of individual assets to current fair value amounts due to impairments.

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

REO is initially measured at its fair value less costs to sell. In subsequent periods, REO is reported at the lower of its carrying amount or fair value less costs to sell. Subsequent measurements of fair value less costs to sell are estimated values based on relevant current and historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — REO, Net‘” for additional details.

269	Freddie Mac

Table 20.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at December 31, 2010 and 2009, respectively.

Table 20.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,560	$1,560	$(183)
REO, net(2)	—	—	5,606	5,606	(290)

Total assets measured at fair value on a non-recurring basis	$—	$—	$7,166	$7,166	$(473)

	Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$894	$894	$(231)
Held-for-sale	—	—	13,393	13,393	(64)
REO, net(2)	—	—	1,532	1,532	607
LIHTC partnership equity investments(3)	—	—	—	—	(3,669)
Accounts and other receivables, net(4)	—	—	—	—	(109)

Total assets measured at fair value on a non-recurring basis	$—	$—	$15,819	$15,819	$(3,466)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $406 million (or approximately $5.2 billion) at December 31, 2010. The carrying amount of REO, net was written down to fair value of $1.5 billion, less estimated costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009.
(3)	Represents the carrying value and related write-downs of impaired LIHTC partnership equity investments for which adjustments are based on the fair value amounts.
(4)	Represents the carrying value and related write-downs of impaired LIHTC partnership consolidated investments for which adjustments are based on fair value amounts.
(5)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, respectively.

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

For mortgage-related securities and investments in securities that were selected for the fair value option and subsequently classified as trading securities, the change in fair value is recorded in other gains (losses) on investment securities recognized in earnings in our consolidated statements of operations. See “NOTE 8: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information about the measurement and recognition of interest income on investments in securities.

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

270	Freddie Mac

gains (losses) in our consolidated statements of operations. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation.

The changes in fair value of debt securities with the fair value option elected were $580 million and $(404) million for the years ended December 31, 2010 and 2009, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $583 million and $(204) million for the years ended December 31, 2010 and 2009, respectively. The remaining changes in the fair value of $(3) million and $(200) million were attributable to changes in the instrument-specific credit risk for the years ended December 31, 2010 and 2009, respectively.

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

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $108 million and $249 million at December 31, 2010 and 2009, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased through our CME initiative. Through this channel, we acquire loans that we intend to securitize and sell to CMBS investors. While this is consistent with our overall strategy to expand our multifamily business, it differs from our traditional buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded $(1) million and $(81) million from the change in fair value in gains (losses) in other income in our consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively. The fair value changes that were attributable to changes in the instrument-specific credit risk were $18 million and $24 million for the years ended December 31, 2010 and 2009, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $(311) million and $(97) million at December 31, 2010 and 2009, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities that we measure and report at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs.

Investments in Securities

Agency Securities

Fixed-rate agency securities are valued based on dealer-published quotes for a base TBA security, adjusted to reflect the measurement date as opposed to a forward settlement date (“carry”) and pay-ups for specified collateral. The base TBA price varies based on agency, term, coupon, and settlement month. The carry adjustment converts forward settlement date prices to spot or same-day settlement date prices such that the fair value is estimated as of the measurement date, and not as of the forward settlement date. The carry adjustment uses our internal prepayment and interest rate models. A pay-up is added to the base TBA price for characteristics that are observed to be trading at a premium versus TBAs; this currently includes seasoning and low-loan balance attributes. Haircuts are applied to a small subset of positions that are less liquid and are observed to trade at a discount relative to TBAs; this includes securities that are not eligible for delivery into TBA trades.

Adjustable-rate agency securities are valued based on the median of prices from multiple pricing services. The key valuation drivers used by the pricing services include the interest rate cap structure, term, agency, remaining term, and months-to-next coupon reset, coupled with prevailing market conditions, namely interest rates.

Because fixed-rate and adjustable-rate agency securities are generally liquid and contain observable pricing in the market, they generally are classified as Level 2.

271	Freddie Mac

Multiclass structures are valued using a variety of methods, depending on the product type. The predominant valuation methodology uses the median prices from multiple pricing services. This method is used for structures for which there is typically significant, relevant market activity. Some of the key valuation drivers used by the pricing services are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. Other tranche types that are more challenging to price are valued using the median prices from multiple dealers. These include structured interest-only, structured principal-only, inverse floaters, and inverse interest-only structures. Some of the key valuation drivers used by the dealers are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. In addition, there is a subset of tranches for which there is a lack of relevant market activity that are priced using a proxy relationship where the position is matched to the closest dealer-priced tranche, then valued by calculating an OAS using our proprietary prepayment and interest rate models from the dealer-priced tranche. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. We then determine the fair values for these securities by using the estimated OAS as an input to the valuation calculation in conjunction with interest-rate and prepayment models to calculate the NPV of the projected cash flows. These positions typically have smaller balances and are more difficult for dealers to value. There is also a subset of positions for which prices are published on a daily basis; these include trust interest-only and trust principal-only strips. These are fairly liquid tranches and are quoted on a regular settlement date basis. In order to align the regular settlement date price with the balance sheet date, the OAS is calculated based on the published prices. Then the tranche is valued using that OAS applied to the balance sheet date.

Multiclass agency securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon and weighted-average life of the collateral underlying our CMBS investments were 5.7% and 4.3 years, respectively, as of December 31, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified in Level 2.

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related)

These private-label investments are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans is highly illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are primarily classified in Level 3.

Table 20.4 below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 20.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

Fair Value at
Year of Origination	December 31, 2010
(in millions)

2004 and prior	$4,998
2005	13,126
2006	19,333
2007	16,461
2008 and beyond	—

Total	$53,918

Obligations of States and Political Subdivisions

These include housing revenue and municipal bonds, and are valued by taking the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the structure of the bond, call terms, cross-collateralization features, and tax-exempt features coupled with municipal bond rates, credit ratings, and spread levels. These securities are unique, resulting in low trading volumes and are classified as Level 3 in the fair value hierarchy.

Manufactured Housing

Securities backed by loans on manufactured housing properties are dealer-priced and we arrive at the fair value by taking the median of multiple dealer prices. Some of the key valuation drivers include the collateral’s performance and

272	Freddie Mac

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

Treasury Bills and Treasury Notes

Treasury bills and Treasury notes are classified as Level 1 in the fair value hierarchy since they are actively traded and price quotes are widely available at the measurement date for the exact security we are valuing.

FDIC-Guaranteed Corporate Medium-Term Notes

Since these securities carry the FDIC guarantee, they are considered to have no credit risk. They are valued based on yield analysis. They are classified as Level 2 because of their high liquidity and tight pricing ranges.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent multifamily mortgage loans at December 31, 2010 with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis.

The fair value of multifamily mortgage loans is generally based on market prices obtained from a third party pricing service provider for similar actively traded mortgages, adjusted for differences in loan characteristics and contractual terms. The pricing service aggregates observable price points from two markets: agency and non-agency. The agency market consists of purchases made by the GSEs of loans underwritten by our counterparties in accordance with our guidelines while the non-agency market generally consists of secondary market trades between banks and other financial institutions of loans that were originated and initially held in portfolio by these institutions. The pricing service blends the observable price data obtained from these two distinct markets into a final composite price based on the expected probability that a given loan will trade in one of these two markets. This estimated probability is largely a function of the loan’s credit quality, as determined by its current LTV ratio and DSCR. The result of this blending technique is that lower credit quality loans receive a lower percentage of agency price weighting and higher credit quality loans receive a higher percentage of agency price weighting.

Given the relative illiquidity in the marketplace for multifamily mortgage loans and differences in contractual terms, these loans are classified as Level 3 in the fair value hierarchy.

On January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans are reported at amortized cost and are no longer subject to the fair value hierarchy at December 31, 2010. Prior to January 1, 2010, these loans were recorded at the lower-of-cost-or-fair-value on our consolidated balance sheets and were measured at fair value on a non-recurring basis. See “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans” for additional information regarding the valuation techniques we use for our single-family mortgage loans.

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

273	Freddie Mac

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

Option-based derivatives include call and put swaptions and other option-based derivatives, the majority of which are European options. The fair values of the European call and put swaptions are calculated by using market observable interest rates and dealer-supplied interest rate volatility grids as inputs to our option-pricing models. Within each grid, prices are determined based on the option term of the underlying swap and the strike rate of the swap. Derivatives with embedded American options are valued using dealer-provided pricing grids. The grids contain prices corresponding to specified option terms of the underlying swaps and the strike rate of the swaps. Interpolation is used to calculate prices for positions for which specific grid points are not provided. Derivatives with embedded Bermudan options are valued based on prices provided directly by counterparties. Swaptions are classified as Level 2 under the fair value hierarchy. Other option-based derivatives include exchange-traded options that are valued by exchange-published daily closing prices. Therefore, exchange-traded options are classified as Level 1 under the fair value hierarchy. Other option-based derivatives also include purchased interest-rate cap and floor contracts that are valued by using observable market interest rates and cap and floor rate volatility grids obtained from dealers, and cancellable interest rate swaps that are valued by using dealer prices. Cap and floor contracts are classified as Level 2 and cancellable interest rate swaps with fair values using significant unobservable inputs are classified as Level 3 under the fair value hierarchy.

As of December 31, 2010, the fair value of our interest-rate swaps, before counterparty and cash collateral netting adjustments, was $(17.5) billion. The fair value of option-based derivatives, before counterparty and cash collateral netting adjustments, was $11.0 billion on December 31, 2010, with a remaining weighted-average life of 4.46 years. Table 20.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps.

Table 20.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted average fixed rate(3)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(4)	22,412	371	—	123	(9)	257
Weighted average fixed rate(3)			—	3.47%	1.88%	4.19%
Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted-average fixed rate(3)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(4)	56,259	(4,009)	—	—	—	(4,009)
Weighted-average fixed rate(3)			—	—	—	4.54%

Total interest-rate swaps	$721,259	$(17,509)	$(136)	$(618)	$(2,033)	$(14,722)

Option-based derivatives:
Call swaptions	$125,885	$8,147	$2,754	$2,661	$1,246	$1,486
Put swaptions	65,975	1,396	136	451	226	583
Other option-based derivatives(5)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	$239,094	$10,993	$2,882	$3,112	$1,471	$3,528

(1)	Fair value is categorized based on the period from December 31, 2010 until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily includes purchased interest rate caps and floors.

274	Freddie Mac

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

Certain purchase and sale commitments are also considered to be derivatives and are classified as Level 2 or Level 3 under the fair value hierarchy, depending on the fair value hierarchy classification of the purchased or sold item, whether a security or loan. Such valuation techniques are further discussed in the “Investments in Securities” section above and “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans.”

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

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Based on this evaluation, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

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

REO, Net

REO is carried at the lower of its carrying amount or fair value less costs to sell. The fair value of REO is calculated using an internal model that considers state and collateral level data to produce an estimate of fair value based on REO dispositions in the most recent three months. We use the actual disposition prices on REO and the current loan UPB to estimate the current fair value of REO. Certain adjustments, such as state specific adjustments, are made to the estimated fair value, as applicable. Due to the use of unobservable inputs, REO is classified as Level 3 under the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 20.6 present our estimates of the fair value of our financial assets and liabilities at December 31, 2010 and 2009. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

During the second quarter of 2010 our fair value results as presented in our consolidated fair value balance sheets were affected by a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a $6.9 billion decrease in our fair value measurement of mortgage loans. For more information concerning our approach to valuation related to our mortgage loans, see “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans.”

275	Freddie Mac

Table 20.6 — Consolidated Fair Value Balance Sheets

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount(1)	Fair Value	Amount(1)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$37.0	$37.0	$64.7	$64.7
Restricted cash and cash equivalents	8.1	8.1	0.5	0.5
Federal funds sold and securities purchased under agreements to resell	46.5	46.5	7.0	7.0
Investments in securities:
Available-for-sale, at fair value	232.6	232.6	384.7	384.7
Trading, at fair value	60.3	60.3	222.2	222.2

Total investments in securities	292.9	292.9	606.9	606.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,646.2	1,667.5	—	—
Unsecuritized mortgage loans	198.7	191.5	127.9	119.9

Total mortgage loans	1,844.9	1,859.0	127.9	119.9
Derivative assets, net	0.1	0.1	0.2	0.2
Other assets	32.3	37.2	34.6	37.2

Total assets	$2,261.8	$2,280.8	$841.8	$836.4

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,528.7	$1,589.5	$—	$—
Other debt	713.9	729.7	780.6	795.4

Total debt, net	2,242.6	2,319.2	780.6	795.4
Derivative liabilities, net	1.2	1.2	0.6	0.6
Other liabilities	18.4	19.0	56.2	102.9

Total liabilities	2,262.2	2,339.4	837.4	898.9

Net assets
Net assets attributable to Freddie Mac:
Senior preferred stockholders	64.2	64.2	51.7	51.7
Preferred stockholders	14.1	0.3	14.1	0.5
Common stockholders	(78.7)	(123.1)	(61.5)	(114.7)

Total net assets attributable to Freddie Mac	(0.4)	(58.6)	4.3	(62.5)
Noncontrolling interest	—	—	0.1	—

Total net assets	(0.4)	(58.6)	4.4	(62.5)

Total liabilities and net assets	$2,261.8	$2,280.8	$841.8	$836.4

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

Limitations

Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because our consolidated fair value balance sheets only capture the values of the current investment and securitization portfolios as of the dates presented. For example, our consolidated fair value balance sheets do not capture the value of new investment and securitization business that would likely replace prepayments as they occur, nor do they include any estimation of intangible or goodwill values. Thus, the fair value of net assets attributable to stockholders presented on our consolidated fair value balance sheets does not represent an estimate of our net realizable, liquidation or market value as a whole.

The fair value of certain financial instruments is based on our assumed current principal exit market as of the dates presented. As new markets are developed, our assumed principal exit market may change. The use of different assumptions and methodologies to determine the fair values of certain financial instruments, including the use of different principal exit markets, could have a material impact on the fair value of net assets attributable to stockholders presented on our consolidated fair value balance sheets.

We report certain assets and liabilities that are not financial instruments (such as property and equipment and REO), as well as certain financial instruments that are not covered by the disclosure requirements in the accounting standards for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

276	Freddie Mac

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

Mortgage Loans

Single-family mortgage loans are not subject to the fair value hierarchy since they are classified as held-for-investment and recorded at amortized cost. Certain multifamily mortgage loans are subject to the fair value hierarchy since these are either recorded at fair value with the fair value option elected or they are held for investment and recorded at fair value upon impairment, which is based upon the fair value of the collateral as multifamily loans are collateral-dependent.

Single-Family Loans

We determine the fair value of single-family mortgage loans as an estimate of the price we would receive if we were to securitize those loans, as we believe this represents the principal market for such loans. This includes both those held by consolidated trusts and unsecuritized loans and excludes single-family loans for which a contractual modification has been completed. Our estimate of fair value is based on comparisons to actively traded mortgage-related securities with similar characteristics. We adjust to reflect the excess coupon (implied management and guarantee fee) and credit obligation related to performing our guarantee.

To calculate the fair value, we begin with a security price derived from benchmark security pricing for similar actively traded mortgage-related securities, adjusted for yield, credit, and liquidity differences. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued to third parties. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investments in Securities.”

We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at December 31, 2010 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates involves obtaining dealer quotes on hypothetical securities constructed with collateral from our single-family credit guarantee portfolio. The remaining implied management and guarantee fee relates to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans, or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but accounts for a small share of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting guidelines, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used for less than a majority of the guaranteed loans, but accounts for the largest share of the overall fair value of the guarantee obligation).

For single-family mortgage loans for which a contractual modification has been completed, we estimate fair value based on our estimate of prices we would receive if we were to sell these loans in the whole loan market, as this represents our current principal market for modified loans. These prices are obtained from multiple dealers who reference market activity, where available, for modified loans and use internal models and their judgment to determine default rates, severity rates, and risk premiums.

277	Freddie Mac

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

For fair value balance sheet purposes, we use the dealer-published quotes for a base TBA security, adjusted for the carry and pay-up price adjustments, to determine the fair value of the debt securities of consolidated trusts held by third parties. The valuation techniques we use are similar to the approach we use to value our investments in agency securities for GAAP purposes. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investment in Securities — Agency Securities” for additional information regarding the valuation techniques we use.

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

Other Liabilities

Other liabilities consist of accrued interest payable on debt securities, the guarantee obligation for our other guarantee commitments and guarantees issued to non-consolidated entities, the reserve for guarantee losses on non-consolidated trusts, servicer advanced interest payable and certain other servicer liabilities, accounts payable and accrued expenses, payables related to securities, and other miscellaneous liabilities. We believe the carrying amount of these liabilities is a reasonable approximation of their fair value, except for the guarantee obligation for our other guarantee commitments and guarantees issued to non-consolidated entities. The technique for estimating the fair value of our guarantee obligation related to the credit component of the loan’s fair value is described in the “Mortgage Loans — Single-Family Loans” section.

278	Freddie Mac

Furthermore, certain deferred items reported as other liabilities on our GAAP consolidated balance sheets are assigned zero value on our consolidated fair value balance sheets, such as deferred fees. Also, as discussed in “Other Assets,” other liabilities may include a deferred tax liability adjusted for fair value balance sheet purposes.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represented preferred stock interests that third parties held in our two majority-owned REIT subsidiaries at December 31, 2009. The fair value of the third-party noncontrolling interests in these REITs on our consolidated fair value balance sheets at December 31, 2009 was based on Freddie Mac’s preferred stock quotes. During the second quarter of 2010, the two REITs were eliminated via a merger transaction. As a result, there was no preferred stock of the REITs held by third party stockholders at December 31, 2010. For more information, see “NOTE 16: NONCONTROLLING INTERESTS.”

NOTE 21: LEGAL CONTINGENCIES

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

Putative Securities Class Action Lawsuits

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

279	Freddie Mac

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

Shareholder Demand Letters

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

Shareholder Derivative Lawsuits

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

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the District Court issued an order granting the parties’ consent motion to stay all proceedings, including the deadlines for the defendants to answer or otherwise respond to the complaints, which stay was extended by the District Court until February 1, 2011. On February 1, 2011, FHFA filed a status report with the District Court requesting that it extend the stay until March 2, 2011. The District Court granted this request on February 16, 2011.

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

280	Freddie Mac

investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. On October 28, 2010, the District Court granted FHFA’s motion to extend the stay through February 1, 2011. On February 1, 2011, FHFA filed a status report with the District Court requesting that it extend the stay until March 2, 2011. The District Court granted this request on February 2, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Fannie Mae, Freddie Mac, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Fannie Mae and Freddie Mac committed unfair business practices in violation of California law by asserting that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE program cannot take priority over a mortgage to be sold to Fannie Mae or Freddie Mac. The lawsuit contends that the PACE programs create liens superior to such mortgages and that, by affirming Fannie Mae and Freddie Mac’s positions, FHFA has violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA. The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper.

Similar complaints have been filed by other parties. On July 26, 2010, the County of Sonoma filed a lawsuit against Fannie Mae, Freddie Mac, FHFA, and others in the U.S. District Court for the Northern District of California, alleging similar violations of California law, NEPA, and the APA. In a filing dated September 23, 2010, the County of Placer moved to intervene in the Sonoma County lawsuit as a party plaintiff seeking to assert similar claims, which motion was granted on November 1, 2010. On October 1, 2010, the City of Palm Desert filed a similar complaint against Fannie Mae, Freddie Mac, and FHFA in the Northern District of California. On October 8, 2010, Leon County and the Leon County Energy Improvement District filed a similar complaint against Fannie Mae, Freddie Mac, FHFA, and others in the Northern District of Florida. On October 12, 2010, FHFA filed a motion before the Judicial Panel on Multi-District Litigation seeking an order transferring these cases as well as a related case filed only against FHFA, for coordination or consolidation of pretrial proceedings. This motion was denied on February 8, 2011. On October 14, 2010, the defendants filed a motion to dismiss the lawsuits pending in the Northern District of California. Also on October 14, 2010, the County of Sonoma filed a motion for preliminary injunction seeking to enjoin the defendants from giving any force or effect in Sonoma County to certain directives by FHFA regarding energy retrofit loan programs and other related relief. On October 26, 2010, the Town of Babylon filed a similar complaint against Fannie Mae, Freddie Mac, and FHFA, as well as the Office of the Comptroller of the Currency, in the U.S. District Court for the Eastern District of New York.

The defendants have filed motions to dismiss the lawsuits brought in the Northern District of California and the Northern District of Florida; responses to the other complaints are not yet required. On December 23, 2010, the Northern District of California granted the parties’ joint stipulation dismissing as defendants the individual officers of Freddie Mac and Fannie Mae from the State of California and County of Sonoma matters. On December 17, 2010, the judge handling the cases in the Northern District of California requested a position statement from the United States, which was filed on February 8, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Government Investigations and Inquiries

On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure, and corporate governance matters for the period beginning January 1, 2007. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the SEC that it is also conducting an

281	Freddie Mac

inquiry to determine whether there has been any violation of federal securities laws, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. The SEC staff has also conducted interviews of company employees. Beginning January 23, 2009, the SEC issued subpoenas to Freddie Mac and certain of its employees pursuant to a formal order of investigation. Freddie Mac is cooperating fully in these matters.

Freddie Mac has been informed by Donald J. Bisenius, Executive Vice President — Single Family Credit Guarantee, that on February 10, 2011, he received a “Wells Notice” from the SEC staff in connection with the investigation. The Wells Notice indicates that the staff is considering recommending that the SEC bring civil enforcement action against Mr. Bisenius for possible violations of the federal securities laws and related rules that are alleged to have occurred in 2007 and 2008.

Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC staff that no action should be commenced. Mr. Bisenius has informed the company that he intends to make such a submission.

Related Third Party Litigation and Indemnification Requests

On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook, and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. The case is currently dormant and we believe plaintiff may have abandoned it.

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

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. On August 16, 2010, the plaintiffs filed their second amended consolidated complaint against these same defendants. The defendants moved to dismiss the second amended consolidated complaint on September 16, 2010. On October 22, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, again allowing the plaintiffs leave to replead. On November 14, 2010, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting the underwriter defendants and Cook. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

282	Freddie Mac

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which give rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. On January 25, 2011, Lehman filed its first amended plan and disclosure statement. The plan and disclosure statement are subject to court approval.

Taylor, Bean & Whitaker Bankruptcy

On August 24, 2009, TBW filed for bankruptcy in the Bankruptcy Court for the Middle District of Florida. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. On or about June 14, 2010, Freddie Mac filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, about $1.15 billion relates to current and projected repurchase obligations and about $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represents miscellaneous costs and expenses incurred in connection with the dissolution of TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million in funds held in bank accounts maintained by TBW related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. We have analyzed the report and, as necessary and appropriate, may revise the amount of our claim.

Both TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets, TBW and Bank of America, N.A. have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. TBW has also indicated to us that it may file an action to recover certain monies paid to us prior to the bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims.

On or about May 14, 2010, certain underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder. Discovery in the proceeding has been stayed at the request of the U.S. Department of Justice, pending completion of a criminal trial involving the former chief executive officer of TBW.

For more information, see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers.”

IRS Litigation

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court in October 2010 in response to the Statutory Notices. The IRS responded to our petition with the U.S. Tax Court in December 2010. We continue to seek resolution of the controversy by settlement. For information on this matter, see “NOTE 14: INCOME TAXES.”

NOTE 22: EARNINGS (LOSS) PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting standards for earnings per share, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the years ended December 31, 2010 and 2009 include the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” for further information.

Diluted loss per common share is computed as net loss attributable to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options; and (b) the weighted average of restricted shares and restricted stock units. Such items are included in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the

283	Freddie Mac

weighted average common shares outstanding — basic. For a discussion of our significant accounting policies regarding our calculation of earnings per common share, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share.”

Table 22.1 — Loss Per Common Share — Basic and Diluted

	Year Ended December 31,
	2010	2009	2008
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(14,025)	$(21,553)	$(50,119)
Preferred stock dividends(1)	(5,749)	(4,105)	(675)
Amount allocated to participating security option holders	—	—	(1)

Net loss attributable to common stockholders	$(19,774)	$(25,658)	$(50,795)

Weighted average common shares outstanding — basic (in thousands)(2)	3,249,369	3,253,836	1,468,062
Dilutive potential common shares (in thousands)	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,249,369	3,253,836	1,468,062

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	5,290	7,541	10,611
Basic loss per common share	$(6.09)	$(7.89)	$(34.60)
Diluted loss per common share	$(6.09)	$(7.89)	$(34.60)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during 2010 and 2009 respectively that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS

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

As this change in accounting principles was applied prospectively, the results of operations for the year ended December 31, 2010 reflect the consolidation of our single-family PC trusts and certain Other Guarantee Transactions while the results of operations for the years ended December 31, 2009 and 2008 reflect the accounting policies in effect at that time, i.e., these securitization entities were accounted for off-balance sheet. Table 23.1 highlights the significant line items that are no longer disclosed separately on our consolidated statements of operations.

Table 23.1 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Operations

	For The Year Ended
	December 31,
	2010	2009	2008
	(in millions)

Other income:
Management and guarantee income	$143	$3,033	$3,370
Gains (losses) on guarantee asset	(61)	3,299	(7,091)
Income on guarantee obligation	135	3,479	4,826
Gains (losses) on sale of mortgage loans	267	745	117
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(679)	(30)
Gains (losses) on mortgage loans recorded at fair value	(249)	(190)	(14)
Recoveries on loans impaired upon purchase	806	379	495
Low-income housing tax credit partnerships	—	(4,155)	(453)
Trust management income (expense)	—	(761)	(70)
All other	819	222	195

Total other income per consolidated statements of operations	$1,860	$5,372	$1,345

Other expenses:
Losses on loans purchased	$25	$4,754	$1,634
Securities administrator loss on investment activity(1)	—	—	1,082
All other	688	483	435

Total other expenses per consolidated statements of operations	$713	$5,237	$3,151

(1)	Represents losses we recognized in 2008 on investments made by us in Lehman on behalf of our securitization trusts. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

284	Freddie Mac

Table 23.2 highlights the significant line items that are no longer disclosed separately on our consolidated balance sheets.

Table 23.2 — Line Items No Longer Disclosed Separately on our Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(in millions)

Other assets:
Guarantee asset	$541	$10,444
All other(1)	10,334	4,942

Total other assets per consolidated balance sheets	$10,875	$15,386

Other liabilities:
Guarantee obligation	$625	$12,465
Reserve for guarantee losses	235	32,416
All other(2)	7,238	6,291

Total other liabilities per consolidated balance sheets	$8,098	$51,172

(1)	Includes accounts and other receivables of $8.7 billion and $2.8 billion at December 31, 2010 and 2009, respectively.
(2)	Includes servicer advanced interest payable and certain other servicer liabilities of $4.5 billion and $0 billion at December 31, 2010 and 2009, respectively. Includes accounts payable and accrued expenses of $1.8 billion and $5.6 billion at December 31, 2010 and 2009, respectively.

Table 23.3 highlights the significant line items that are no longer disclosed separately on our consolidated statements of cash flows.

Table 23.3 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Cash Flows

	For The Year Ended
	December 31,
	2010	2009	2008
	(in millions)

Adjustments to reconcile net loss to net cash from operating activities:
Low-income housing tax credit partnerships	$—	$4,155	$453
Losses on loans purchased	25	4,754	1,634
Change in:
Due to PCs and REMICs and Other Structured Securities trusts	14	250	(623)
Guarantee asset, at fair value	(121)	(5,597)	4,744
Guarantee obligation	(17)	(183)	(1,470)
Other, net	(134)	(461)	(170)

Total other, net	$(233)	$2,918	$4,568

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

285	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA

	2010
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$4,125	$4,136	$4,279	$4,316	$16,856
Provision for credit losses	(5,396)	(5,029)	(3,727)	(3,066)	(17,218)
Non-interest income (loss)	(4,854)	(3,627)	(2,646)	(461)	(11,588)
Non-interest expense	(667)	(479)	(828)	(958)	(2,932)
Income tax benefit (expense)	103	286	411	56	856
Net (income) loss attributable to noncontrolling interests	1	—	—	—	1

Net loss attributable to Freddie Mac	$(6,688)	$(4,713)	$(2,511)	$(113)	$(14,025)

Net loss attributable to common stockholders	$(7,980)	$(6,009)	$(4,069)	$(1,716)	$(19,774)

Loss per common share:(1)
Basic	$(2.45)	$(1.85)	$(1.25)	$(0.53)	$(6.09)
Diluted	$(2.45)	$(1.85)	$(1.25)	$(0.53)	$(6.09)

	2009
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$3,859	$4,255	$4,462	$4,497	$17,073
Provision for credit losses	(8,915)	(5,665)	(7,973)	(6,977)	(29,530)
Non-interest income (loss)	(3,088)	3,215	(1,082)	(1,777)	(2,732)
Non-interest expense	(2,768)	(1,688)	(965)	(1,774)	(7,195)
Income tax benefit (expense)	937	184	149	(440)	830
Net (income) loss attributable to noncontrolling interests	—	1	1	(1)	1

Net loss attributable to Freddie Mac	$(9,975)	$302	$(5,408)	$(6,472)	$(21,553)

Net loss attributable to common stockholders	$(10,353)	$(840)	$(6,701)	$(7,764)	$(25,658)

Loss per common share:(1)
Basic	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)
Diluted	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)

(1)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts in this table due to rounding.

286	Freddie Mac

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. As noted below, we also consider this situation to be a continuing material weakness in our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.

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

287	Freddie Mac

we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible. For example, FHFA may formulate certain intentions with respect to the conduct of our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2010.

Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2010 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Report of Independent Registered Public Accounting Firm.”

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

As described under “Management’s Report on Internal Control Over Financial Reporting,” we have not remediated the material weakness related to our disclosure controls and procedures as of December 31, 2010. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, review our SEC filings prior to filing, including this annual report on Form 10-K, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this annual report on Form 10-K, FHFA provided us with a written acknowledgement that it had reviewed the annual report on Form 10-K, was not aware of any material misstatements or omissions in the annual report on Form 10-K, and had no objection to our filing the annual report on Form 10-K.

•	The Acting Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives hold frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating activities related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2010, have been prepared in conformity with GAAP.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2010

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 and concluded that there were no matters that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to year end, Bruce M. Witherell resigned from his position and responsibilities as our Chief Operating Officer effective February 9, 2011.

ITEM 9B. OTHER INFORMATION

Election of Directors

Upon the appointment of FHFA as our Conservator on September 6, 2008, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets, including, without limitation, the right of holders of our common stock to vote with respect to the election of directors and any other matter for which stockholder approval is required or deemed advisable.

288	Freddie Mac

On February 17, 2011, the Conservator executed a written consent re-electing each of the then-current directors as members of our Board of Directors, effective as of that date. The individuals elected by the Conservator for another term as directors are listed below.

Linda B. Bammann
Carolyn H. Byrd
Robert R. Glauber
Charles E. Haldeman, Jr.
Laurence E. Hirsch
John A. Koskinen
Christopher S. Lynch
Nicolas P. Retsinas
Clayton S. Rose
Eugene B. Shanks, Jr.
Anthony A. Williams

The terms of the directors elected under the February 17, 2011 consent will continue until the date of the next annual meeting of stockholders or the Conservator next elects directors by written consent, whichever occurs first.

2011 Target Compensation for Named Executive Officers

The table below sets forth the approved 2011 Semi-Monthly Base Salary, Deferred Base Salary, Target Incentive Opportunity, and Total Direct Compensation (as those terms are defined in our Executive Compensation Plan) for each officer who is a Named Executive Officer for the year ended December 31, 2010. With the approval of FHFA in consultation with Treasury, we approved the 2011 target compensation for Messrs. Haldeman, Kari, Bostrom, and Federico (each of whom was also a Named Executive Officer for the year ended December 31, 2009) on February 22, 2011 and approved the 2011 target compensation for Mr. Bisenius on January 18, 2011.

Table 68 — 2011 Target Compensation for Named Executive Officers

		2011 Target Total Direct Compensation
		Semi-		Target	Target Total
		Monthly	Deferred	Incentive	Direct
Named Executive Officer	Title	Base Salary	Base Salary	Opportunity	Compensation

Charles E. Haldeman, Jr.	CEO	$900,000	$3,100,000	$2,000,000	$6,000,000
Ross J. Kari	CFO	675,000	1,658,333	1,166,667	3,500,000
Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	500,000	1,333,333	916,667	2,750,000
Peter J. Federico	EVP — Investments & Capital Markets and Treasurer	400,000	1,340,000	870,000	2,610,000
Donald J. Bisenius	EVP — Single-Family Credit Guarantee	400,000	1,100,000	750,000	2,250,000

Departure of Named Executive Officer

Mr. Bisenius has notified us that he plans to leave Freddie Mac effective April 1, 2011. He will continue to perform his duties as Executive Vice President — Single-Family Credit Guarantee until that date.

289	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Background

On September 6, 2008, the Director of FHFA appointed FHFA as our Conservator. Upon its appointment as Conservator, FHFA immediately succeeded to, among other things, the right of holders of our common stock to vote with respect to the election of directors. As a result, stockholders no longer have the ability to recommend director nominees or vote for the election of our directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2011. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting, as it did in 2009 and 2010.

Directors

On November 24, 2008, the Conservator reconstituted our Board of Directors and delegated certain powers to the Board while reserving certain powers of approval to itself. See “Authority of the Board and Board Committees.” The Conservator determined that the Board is to have a non-executive Chairman, and is to consist of a minimum of nine and not more than 13 directors, with the Chief Executive Officer being the only corporate officer serving as a member of the Board.

The Conservator executed a written consent, effective February 17, 2011, electing all of the then-current directors to another term as our directors. The terms of those directors will end: (a) on the date of the next annual meeting of our stockholders; or (b) when the Conservator next elects directors by written consent, whichever occurs first.

Our Board seeks candidates for director who have achieved a high level of stature, success, and respect in their principal occupations. Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. The qualifications of candidates also were evaluated in light of the requirement in our charter, as amended by the Reform Act, that our Board must at all times have at least one individual from the homebuilding, mortgage lending and real estate industries, and at least one person from an organization representing consumer or community interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. Consistent with the examination guidance for corporate governance issued by FHFA, the factors considered also include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. Additionally, in accordance with the guidance issued by FHFA, we considered whether a candidate’s other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a director. See “Certain Relationships and Related Transactions, and Director Independence — Board Diversity” for additional information concerning the Board’s consideration of diversity in identifying director nominees and candidates.

The following is a brief discussion of: the age and length of Board service of each director; each director’s experience, qualifications, attributes, and/or skills that led to his or her selection as a director; and other biographical information about our directors, as of February 15, 2011:

•	Linda B. Bammann joined the Board in December 2008. She is 54 years old. She is an experienced finance executive with in-depth knowledge of risk management gained from her previous employment and board memberships. Ms. Bammann’s risk management experience enables her to contribute significantly to the Board’s oversight of our enterprise risk management.

Ms. Bammann was Executive Vice President, Deputy Chief Risk Officer for JPMorgan Chase & Co. from July 2004 until her retirement in January 2005. Prior to that, Ms. Bammann held several positions with Bank One Corporation beginning in 2000, including Executive Vice President and Chief Risk Management Officer from 2001 until Bank One’s acquisition by JPMorgan Chase & Co. in July 2004. Ms. Bammann also was a member of Bank One’s executive planning group. From 1992 to 2000, Ms. Bammann was a Managing Director with UBS Warburg LLC and predecessor firms. Ms. Bammann was a board member of the Risk Management Association, and chairperson of the Loan Syndications and Trading Association. Ms. Bammann currently is a director of Manulife Financial Corporation, where she is a member of the Risk Committee and the Management Resources and Compensation Committee, and of The Manufacturers Life Insurance Company, a subsidiary of Manulife Financial Corporation.

•	Carolyn H. Byrd joined the Board in December 2008. She is 62 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.

Ms. Byrd has been Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation.

290	Freddie Mac

From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of AFC Enterprises, Inc., where she is the Chair of the Audit Committee and a member of the People Services (Compensation) Committee and of Regions Financial Corporation, where she is a member of the Audit Committee and the Risk Committee. Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•	Robert R. Glauber joined the Board in 2006. He is 71 years old. Mr. Glauber is an experienced finance executive who has held several leadership positions in the private and public sectors and has academic experience focusing on financial matters. Mr. Glauber’s extensive experience in the public, private and academic sectors, including his experience as chairman of boards of directors of other public companies, enables him to provide the Board with valuable guidance on financial and regulatory matters.

Mr. Glauber is a Lecturer at Harvard’s Kennedy School of Government and was a visiting professor at the Harvard Law School. Previously, he served as Chairman and Chief Executive Officer of the National Association of Securities Dealers, (now the Financial Industry Regulatory Authority, Inc.), the private-sector regulator of U.S. securities firms, from September 2001 to September 2006, after becoming NASD’s CEO in November 2000. Prior to becoming an officer at NASD, he was a Lecturer at the Kennedy School from 1992 until 2000, Under Secretary of the Treasury for Finance from 1989 to 1992 and, prior to that, a Professor of Finance at the Harvard Business School for 25 years. In 1987-88, Mr. Glauber served as Executive Director of the Task Force (“Brady Commission”) appointed by President Reagan to report on the October 1987 stock market break. He has served on the boards of the Federal Reserve Bank of Boston, a number of Dreyfus mutual funds, the Investment Company Institute, Quadra Realty Trust, and as president of the Boston Economic Club. Mr. Glauber currently is a director of Moody’s Corporation, where he is a member of the Audit Committee and the Governance and Compensation Committee; Chairman of XL Group plc (an insurance company), where he is a member of the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee; Chairman of Northeast Bancorp, where he is the Chairman of the Corporate Governance Committee, a member of the Risk Committee, and a member of the Loan Investment Committee of Northeast Bank, a subsidiary of Northeast Bancorp; and Vice Chairman of the International Financial Reporting Standards Foundation. He has been a Senior Advisor at Peter J. Solomon Co., an investment bank, since November 2006.

•	Charles E. Haldeman, Jr. joined the Board in August 2009, upon the commencement of his employment as Chief Executive Officer of Freddie Mac. He is 62 years old. He is an experienced finance executive and leader of finance and investment organizations. Mr. Haldeman’s experience as a leader of financial organizations enables him to provide valuable business and operating perspectives to the Board.

Prior to joining Freddie Mac, Mr. Haldeman served as Chairman of Putnam Investment Management, LLC, the investment advisor for the Putnam Funds, from July 2008 though June 2009. He joined Putnam Investments in 2002 as Senior Managing Director and Co-Head of the investment division, was appointed President and Chief Executive Officer in November 2003, and served in that capacity until June 2008. He was a member of Putnam Funds’ Board of Trustees from 2004 until July 2009, and was named President of the Putnam Funds in 2007. He served as a member of Putnam Investments’ Board of Trustees from November 2003 until June 2009, where he served as a member of the audit committee. Prior to joining Putnam, Mr. Haldeman served as Chief Executive Officer of Delaware Investments from 2000 to 2002, and as chairman from 2001 to 2002. He was the President and Chief Operating Officer of United Asset Management Corporation from 1998 to 1999. Mr. Haldeman served as chairman of Dartmouth College’s Board of Trustees from 2007 until 2010.

•	Laurence E. Hirsch joined the Board in December 2008. He is 65 years old. He is an experienced finance executive who has held leadership positions in the homebuilding, real estate and investment industries. Mr. Hirsch’s experience in the homebuilding and real estate industries allows him to provide to the Board valuable business experience and an understanding of customer relationships and the homebuilding industry.

Mr. Hirsch has been Chairman of Highlander Partners, L.P., a private equity firm, since April 2004. Mr. Hirsch was Chief Executive Officer of Centex Corporation, a large homebuilder, from 1988 until his retirement in March 2004 and its Chairman from 1991 until March 2004. Mr. Hirsch is the Chairman of Eagle Materials Inc., where he is also Chairman of the Executive Committee. Mr. Hirsch is a director of A. H. Belo Corporation, where he is a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, and formerly served on the board of directors of Belo Corp., its parent company. In addition, Mr. Hirsch is Chairman of the Center for European Policy Analysis in Washington, D.C.

291	Freddie Mac

•	John A. Koskinen joined the Board in September 2008. He is 71 years old. He brings over thirty-five years of executive, board and government experience to the Board. He has managed a wide range of companies and divisions engaged in a variety of activities including mortgage securitization and investment, real estate development and management, hotel and resort operations, home building, and insurance. Mr. Koskinen’s broad-based public and private sector experience provides leadership and operating experience to the Board. His business restructuring experience enables him to provide valuable guidance to the Board regarding the management of our business operations while in conservatorship.

Mr. Koskinen was initially appointed as Non-Executive Chairman of Freddie Mac in September 2008 and served in that role for all of 2010. Previously, Mr. Koskinen was President of the United States Soccer Foundation for four years, deputy mayor and city administrator of Washington, D.C. from 2000 to 2003, assistant to the president and chair of the President’s Council on Year 2000 Conversion from 1998 to 2000, and deputy director for management of the Office of Management and Budget from 1994 to 1997. Prior to his government service, Mr. Koskinen worked as a senior executive of The Palmieri Company, including serving as President and Chief Executive Officer, participating in the restructuring of a range of large, troubled enterprises including Penn Central, the Teamsters Pension Fund, Levitt and Sons, Inc. and Mutual Benefit. Mr. Koskinen also is a director of The AES Corporation, where he is a member of the Financial Audit Committee, the Compensation Committee, and the Technology Advisory Council, and American Capital, Ltd., where he is a member of the Audit and Compliance Committee.

•	Christopher S. Lynch joined the Board in December 2008. He is 53 years old. He is an experienced senior accounting executive who served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience. Mr. Lynch’s extensive experience in finance, accounting and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues, including in his role as chairman of our audit committee.

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

•	Nicolas P. Retsinas joined the Board in 2007. He is 64 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending and real estate industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.

Mr. Retsinas is a senior lecturer in Real Estate at the Harvard Business School and is Director Emeritus of Harvard University’s Joint Center for Housing Studies, where he served as Director from 1998 to 2010. He is also a lecturer in Housing Studies at the Graduate School of Design. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas serves on the Board of Trustees for the National Housing Endowment and for Enterprise Community Partners and on the Board of Directors of the Center for Responsible Lending.

•	Clayton S. Rose joined the Board in October 2010. He is 52 years old. He is a finance executive with leadership experience in finance and investment organizations and with academic experience focused on financial services and managerial ethics. Mr. Rose’s leadership, operating and academic experience enables him to provide the Board with valuable guidance regarding business execution, corporate finance and capital markets.

Mr. Rose is Professor of Management Practice at the Harvard Business School, and has been a member of its faculty since July 2007. He was awarded a PhD in sociology (with distinction) from the University of Pennsylvania in the

292	Freddie Mac

same year. He was an adjunct professor at the Stern School of Business at New York University from 2002 to 2004, and at the Graduate School of Business at Columbia University from 2002 to 2006. In 2001, Mr. Rose served as Vice Chairman and Chief Operating Officer of JP Morgan, the investment bank of J.P. Morgan Chase & Co. Previously, he worked at J.P. Morgan & Co. Incorporated from 1981 to 2000, where, among other positions, he was head of the Global Investment Banking and the Global Equities Divisions and served as a member of the firm’s executive committee. Mr. Rose is a member of the board of directors of XL Group plc, where he is a member of the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee. He is a trustee of the Howard Hughes Medical Institute and the National Opinion Research Center at the University of Chicago, and is a director of Public/Private Ventures. From November 2007 to March 2010, he served as Chairman of the board of managers of Highbridge Capital Management, an alternative investment management firm owned by JPMorgan Chase & Co. Mr. Rose previously served as a member of the boards of directors of Mercantile Bankshares Corporation from September 2003 to April 2007 and of Lexicon Pharmaceuticals, Inc. from September 2003 through October 2007.

•	Eugene B. Shanks, Jr. joined the Board in December 2008. He is 63 years old. He is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.

Mr. Shanks is a Trustee of Vanderbilt University and a consultant to the board of directors of ACE Limited, a member of the Advisory Board of the Stanford Institute for Economic Policy Research, a director of NewPower Holdings, Inc., and a founding director at The Posse Foundation. From November 2007 until August 2008, Mr. Shanks was a senior consultant to Trinsum Group, Incorporated, a strategic consulting and asset management company. From 1997 until its sale in 2002, Mr. Shanks was President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company he founded. From 1973 to 1978 and from 1980 to 1995, Mr. Shanks held a variety of positions with Bankers Trust New York Corporation, including head of Global Markets from 1986 to 1992 and President and Director from 1992 to 1995. From 1978 to 1980, he was Treasurer of Commerce Union Bank in Nashville, Tennessee.

•	Anthony A. Williams joined the Board in December 2008. He is 59 years old. He is an experienced leader of state and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public management issues. Mr. Williams’ leadership and operating experience in the public sector allows him to provide a unique perspective on state and local housing issues.

Mr. Williams is the William H. Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government. Since January 2010, he has served as Executive Director of the Government Practice at The Corporate Executive Board Company. Since May 2009, Mr. Williams has been affiliated with Arent Fox LLP, a law firm. Prior to this, Mr. Williams served as the Chief Executive Officer of Primum Public Realty Trust, beginning in January 2007. Mr. Williams served as the Mayor of Washington, D.C. from 1999 to January 2007, and as its Chief Financial Officer from 1995 to 1998. In 2005, Mr. Williams served as Vice Chair of the Metropolitan Washington Council of Governments, and in 2004, Mr. Williams served as President of the National League of Cities. From 1993 to 1995, Mr. Williams was the first Chief Financial Officer for the U.S. Department of Agriculture. From 1991 to 1993, Mr. Williams was the Deputy State Comptroller of Connecticut. From 1989 to 1991, Mr. Williams was the Executive Director of the Community Development Agency of St. Louis, Missouri. From 1988 to 1989, Mr. Williams was an Assistant Director with the Boston Redevelopment Authority where he led the Department of Neighborhood Housing and Development, one of the Authority’s four primary divisions. Mr. Williams is a director of Meruelo Maddox Properties, Inc., where he is a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Williams is also a member of the Board of Trustees of the Calvert Sage Fund and of each fund comprising the Calvert Multiple Funds.

Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations and regulatory examination and policy guidance, and our Bylaws and Board committee charters, as such duties or authorities may be modified by the Conservator. The Conservator has instructed the Board that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the Purchase Agreement between us and Treasury, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

293	Freddie Mac

•	creation of any subsidiary or affiliate or any substantial transaction between us and any of our subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a trust, REMIC, REIT, or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation of, and material actions in connection with, significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation, and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer, and chief/general/internal auditor);

•	actions involving the retention and termination of external auditors and law firms serving as consultants to the Board;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings, or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that, in the reasonable business judgment of the Board at the time that the action is taken, is likely to cause significant reputation risk.

The Board has five standing committees: Audit; Business and Risk; Compensation; Executive; and Nominating and Governance. All standing committees other than the Executive Committee meet regularly. The membership of each committee is shown in the table below.

Table 69 — Board of Directors Committee Membership

		Business			Nominating and
Director	Audit	and Risk	Compensation	Executive	Governance

L. Bammann		C	√	√
C. Byrd	√				√
R. Glauber	√			√	C
C. Haldeman				√
L. Hirsch		√			√
J. Koskinen				C
C. Lynch	C		√	√
N. Retsinas		√			√
C. Rose		√	√
E. Shanks		√	C	√
A. Williams	√				√
√ = Member of the Committee
C = Chairman of the Committee

The charters reflecting the duties of the committees have been adopted by the Board and approved by the Conservator. All of the charters of the standing committees are available on our website at www.freddiemac.com/governance/bd_committees.html.

Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board, regularly scheduled executive sessions of the non-employee directors, and executive sessions including only the independent directors that occur at least once annually if any of the non-employee directors are not independent. Mr. Koskinen was initially appointed to the position of Non-Executive Chairman by the Conservator in September 2008 and served in that role for all of 2010.

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

294	Freddie Mac

Executive Officers

As of February 15, 2011, our executive officers are as follows:

Name	Age	Year of Affiliation	Position

Charles E. Haldeman, Jr.	62	2009	Chief Executive Officer
Ross J. Kari	52	2009	Executive Vice President — Chief Financial Officer
Donald J. Bisenius	52	1992	Executive Vice President — Single Family Credit Guarantee
Robert E. Bostrom	58	2006	Executive Vice President — General Counsel & Corporate Secretary
Peter J. Federico	44	1988	Executive Vice President — Investments & Capital Markets and Treasurer
Michael C. May	52	1983	Executive Vice President — Multifamily
Anthony N. Renzi	47	2010	Executive Vice President — Single Family Portfolio Management
Raymond G. Romano	49	2004	Executive Vice President — Chief Credit Officer
Jerry Weiss	52	2003	Executive Vice President — Chief Administrative Officer & Chief Compliance Officer
Paige H. Wisdom	49	2008	Executive Vice President — Chief Enterprise Risk Officer

Timothy F. Kenny	49	2007	Senior Vice President — General Auditor
Robert D. Mailloux	43	2002	Senior Vice President — Corporate Controller & Principal Accounting Officer
Hollis S. McLoughlin	60	2004	Senior Vice President — External Relations
Paul E. Mullings	60	2005	Senior Vice President — Single Family Sourcing
Joseph A. Rossi	57	2005	Senior Vice President — Operations & Technology

The following is a brief biographical description of each executive officer who is not also a member of the Board.

Ross J. Kari was appointed Executive Vice President — Chief Financial Officer in October 2009. Mr. Kari joined us from Fifth Third Bancorp, a financial services firm, where he served as Executive Vice President and Chief Financial Officer beginning in November 2008. Previously, he served as Executive Vice President and Chief Financial Officer of Safeco Corporation, an insurance firm, from June 2006 to October 2008. Prior to that, Mr. Kari served as Executive Vice President and Chief Operating Officer of the Federal Home Loan Bank of San Francisco, a government sponsored enterprise and part of the Federal Home Loan Bank System, from February 2002 to June 2006. Mr. Kari is a member of the board of directors of KKR Financial Holdings LLC where he is the Chairman of the Audit Committee.

Donald J. Bisenius was appointed Executive Vice President — Single Family Credit Guarantee in May 2009. Prior to holding his current position, he served as Senior Vice President — Single Family Credit Guarantee from May 2008 until May 2009 and Senior Vice President — Credit Policy and Portfolio Management from November 2003 until April 2008. From October 2001 until October 2003. Mr. Bisenius was Senior Vice President — Credit Risk Management. Prior to that, he served in a number of positions since joining us in January 1992. Before his service with us, Mr. Bisenius served in a variety of positions with the Federal Housing Finance Board and the Federal Home Loan Bank Board in Washington, DC.

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

Peter J. Federico was appointed Executive Vice President — Investments & Capital Markets and Treasurer in October 2010. In this position, Mr. Federico is responsible for managing all of our mortgage investment activities for the mortgage-related investments portfolio. He also manages our short- and long-term debt issuance program. Prior to this, Mr. Federico served as our Senior Vice President — Investments & Capital Markets and Treasurer from May 2009 until October 2010. From December 2008 until May 2009, he served as Treasurer and Senior Vice President — Treasury & Liability Management, a position in which he was responsible for managing our debt and equity funding, as well as our Liquidity & Contingency Portfolio of non-mortgage investments. From March 2006 to December 2008, Mr. Federico served as Senior Vice President — Asset & Liability Management, managing the interest rate risks associated with our mortgage investment and guarantee businesses. In that position, he also was responsible for the management of our Liquidity and Contingency Portfolio. He was named Vice President, Asset & Liability Management in 2000. Mr. Federico joined us in 1988.

Michael C. May was appointed Executive Vice President — Multifamily in October 2010. Prior to this he served as our Senior Vice President — Multifamily beginning in August 2005. Prior to that appointment, Mr. May served as our Senior Vice President, Operations from February 2005 until August 2005. He also served as Senior Vice President, Mortgage Sourcing, Operations & Funding from November 2003 to February 2005. Prior to that, Mr. May held the positions of Senior Vice President, Single Family Operations from July 2002 through October 2003 and Senior Vice President, Project Enterprise from January 2001 to July 2002. Mr. May also held various additional positions since joining us in 1983.

Anthony Renzi joined us as Executive Vice President — Single-Family Portfolio Management in April 2010. In this position, Mr. Renzi is responsible for our loss management in the single-family credit portfolio and oversees our loss mitigation activities. He also manages our relationships with servicers and the implementation of our foreclosure avoidance efforts. Prior to joining us, Mr. Renzi served as chief operating officer of GMAC Residential Capital and president of GMAC Mortgage Corporation since 2008, and managed their operational and financial activities. From 2006 to 2008, he was chief

295	Freddie Mac

operating officer of the Residential Finance Group, where he led servicing operations, risk management, and strategic sourcing. Prior to that, Mr. Renzi held several executive positions at GMAC Mortgage including executive vice president, senior vice president of client branded solutions, vice president of loan administration and senior loan counselor.

Raymond G. Romano was appointed Executive Vice President — Chief Credit Officer in April 2009. Prior to this appointment, he served as our Senior Vice President — Chief Credit Officer from December 2008 until March 2009 and as acting Chief Credit Officer from September 2008 until December 2008. Before being appointed Chief Credit Officer, Mr. Romano served as Senior Vice President — Credit Risk Oversight, a position he held since March 2004. Prior to that, Mr. Romano served as Senior Vice President and Chief Credit Risk Officer and held other executive positions at different major financial institutions, including North American Mortgage Company in Tampa, Dime Savings Bank of NY, and with Citicorp’s Investment Bank.

Jerry Weiss was appointed Executive Vice President — Chief Administrative Officer & Chief Compliance Officer in August 2010. In this role, Mr. Weiss is responsible for managing the Human Resources and External Relations functions and leads the Compliance, Regulatory Affairs, and Mission organizations. He also serves as Chief Compliance Officer. Prior to that he served as our Senior Vice President — Compliance, Regulatory Affairs and Mission, and Chief Compliance Officer from April 2009 until July 2010. Mr. Weiss served as Senior Vice President — Compliance and Regulatory Affairs and Chief Compliance Officer from April 2008 until April 2009. Prior to this appointment, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

Paige H. Wisdom was appointed Executive Vice President — Chief Enterprise Risk Officer in October 2010. Prior to this she served as our Senior Vice President — Chief Enterprise Risk Officer from April 2010 until October 2010. Prior to this appointment, she served as the Senior Vice President — Business Unit Chief Financial Officer from January 2008 through March 2010. From August 2004 until December 2007, Ms. Wisdom served as a Business Unit Chief Financial Officer at Bank of America for key businesses including Global Business and Financial Services; Business, Lending, and Global Technology; and Service and Fulfillment. Prior to joining Bank of America, Ms. Wisdom served at Bank One Corporation/JP Morgan from June 2000 until July 2004, most recently as the Chief Financial Officer, Corporate Bank. Prior to that she served in leadership positions with increasing responsibilities at UBS/Warburg Dillon Read, Citibank Salomon Smith Barney, and Swiss Bank Corporation/SBC Warburg Dillon Read.

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

Robert D. Mailloux was appointed Senior Vice President — Corporate Controller & Principal Accounting Officer in April 2010. Prior to holding his current position, Mr. Mailloux served as our Vice President — Acting Corporate Controller beginning in October 2008. Prior to that appointment, he served as Vice President — Corporate and Multifamily Business Segment Controller, from May 2008 until October 2008, and as Vice President — Corporate Financial Accounting from September 2004 until May 2008. Before that, Mr. Mailloux held the position of Director — Corporate Reporting and Analysis from March 2002 until September 2004. Before joining us, Mr. Mailloux served for 12 years at a leading accounting firm, where he managed a variety of large audit and consulting engagements in the financial services and real estate industries.

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

296	Freddie Mac

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

Joseph A. Rossi was appointed Senior Vice President — Operations & Technology in June 2010. Prior to that he served as our Senior Vice President — Business Transformation Office, beginning in January 2010. Prior to that, he served as our Senior Vice President — Operations beginning in February 2008 and as our Senior Vice President — Technology Services beginning in April 2007. Mr. Rossi joined us in March 2005 as our Senior Vice President — Investment Capital Market Operations. Before joining us, Mr. Rossi served in leadership positions at Mellon Bank, JP MorganChase and Citibank in New York where he developed a significant portfolio of experience in all aspects of global securities clearance, custody, fund administration, and accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2010 all of our directors and executive officers complied with such reporting obligations, except that as a result of an administrative error, one Form 4 reporting the vesting of a Restricted Stock Unit grant for Anurag Saksena, a former executive officer, was filed one day late.

Codes of Conduct

We have separate codes of conduct applicable to all employees and to Board members that outline the principles, policies, and laws governing their activities. Upon joining us or our Board, all employees and directors, respectively, are required to sign acknowledgements that they have read the applicable code and agree to abide by it. In addition, all employees and directors must respond to an annual questionnaire concerning code compliance. The employee code also serves as the code of ethics for senior executives and financial officers required by the Sarbanes-Oxley Act and SEC regulations. Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com.

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act and the requirements of Rule 10A-3 under the Exchange Act. Although our stock was delisted from the NYSE in July 2010, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the FHFA corporate governance regulations. Our Audit Committee satisfies the “audit committee” definition under Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Robert R. Glauber, Christopher S. Lynch and Anthony A. Williams, all of whom the Board determined in February 2011 are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.

Mr. Lynch has been a member of the Audit Committee since December 2008 and currently is its chairman. The Board determined in February 2011 that Mr. Lynch meets the definition of an “audit committee financial expert” under SEC regulations.

297	Freddie Mac

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

Our critical role in providing liquidity and stability to the U.S. housing and mortgage markets while in conservatorship requires us to attract, motivate and retain talented executives who can lead the company despite our uncertain future. To assist us in achieving these priorities, in December 2009 our Board adopted (and FHFA approved, in consultation with Treasury) a new executive compensation program.

The performance-based incentives under the program, which represent a significant amount of total compensation for our executives, are funded primarily based on our performance against objectives that are established by the Board, reviewed and approved by FHFA, and reflect our priorities during conservatorship. The funding level also takes into account other relevant factors beyond performance against these objectives.

For 2010, the performance-based elements of compensation were determined by evaluating performance against a balanced set of objectives in four areas: mission, financial execution, accounting and controls, and our business infrastructure. The evaluation was initially conducted by management and then reviewed and approved by the Compensation Committee. Following the evaluation of performance, the Compensation Committee then considered whether any other relevant internal or external factors should be taken into account in establishing the funding level.

The following table shows the approved funding level for each component of performance-based compensation under the program. A detailed discussion is contained in the “Compensation Discussion and Analysis” about the company’s performance against the objectives applicable to each component of performance-based compensation as well as other factors considered by the Compensation Committee in determining the performance-based compensation funding levels.

Table 70 — Assessment of 2010 Performance

		Target Incentive Opportunity
	2010 Deferred Base Salary
	(Performance-Based Element)	2010 First Installment	2009 Second Installment

Funding Level Percent	88%	95%	95%

Compensation Discussion and Analysis

This section contains information regarding our compensation programs and policies applicable to the following individuals, who were determined to be our Named Executive Officers for the year ended December 31, 2010 under SEC rules.

•	Charles E. Haldeman, Jr., Chief Executive Officer

•	Ross J. Kari, Executive Vice President — Chief Financial Officer

•	Robert E. Bostrom, Executive Vice President — General Counsel & Corporate Secretary

•	Peter J. Federico, Executive Vice President — Investments & Capital Markets and Treasurer

•	Donald J. Bisenius, Executive Vice President — Single Family Credit Guarantee

See “Other Information — Departure of Named Executive Officer” for information concerning Mr. Bisenius’ plan to leave Freddie Mac, effective April 1, 2011.

Executive Management Compensation Program

Overview of Program Structure

The Executive Management Compensation Program covers the compensation of Freddie Mac executives in the following positions, each a “Covered Officer”:

•	Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer;

•	All Executive Vice Presidents; and

•	All Senior Vice Presidents.

Each Named Executive Officer is a Covered Officer.

Prior to its approval in December 2009, our senior management and Compensation Committee worked closely with FHFA over the course of several months to develop and refine the Executive Compensation Program’s overall structure under the terms of our conservatorship. The program is a result of collaboration and compromise with FHFA that reflects the principles established by Treasury’s executive compensation guidelines for companies receiving federal assistance. Specifically, the Executive Compensation Program was designed to align executive pay with achievement of our mission of providing liquidity, stability, and affordability to a troubled mortgage market and with certain financial, infrastructure development and other corporate performance objectives established annually by our Board and approved by FHFA. These objectives reflect our responsibilities both under our charter and in conservatorship as determined by the Conservator. The

298	Freddie Mac

Executive Compensation Program establishes strict recapture provisions that protect our interests as well as those of taxpayers. The Executive Compensation Program has also been designed to position us to retain critical executives and attract new executive talent as we continue to support the nation’s housing recovery amidst the uncertainties regarding our future.

One key element of the Executive Compensation Program that differs from Treasury’s executive compensation guidelines is that all compensation is delivered exclusively in cash. We cannot provide equity-based compensation to our employees under the terms of the Purchase Agreement with Treasury, unless such grants are approved by Treasury. In addition, uncertainty regarding our future status makes our stock ineffective as a vehicle for delivering incentive compensation.

Participation in the Executive Compensation Program is contingent upon a Covered Officer agreeing to be bound by the terms of a recapture arrangement that has been approved by both the Compensation Committee and FHFA. A further discussion of the recapture arrangement is set forth below in “Other Executive Compensation Considerations — Recapture Policy.”

Finally, although the Compensation Committee takes the lead role in considering and recommending executive compensation, the following circumstances limit the Compensation Committee’s authority during conservatorship:

•	When FHFA was appointed as our Conservator in September 2008, it assumed all of the rights, titles, powers, and privileges of the company and its stockholders, directors and management, including the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on compensation matters for our executive officers.

•	Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “Directors, Executive Officers, and Corporate Governance — Authority of the Board and Board Committees.”

•	FHFA has directed that our Board consult with and obtain FHFA’s approval before taking any action involving compensation or termination benefits for any officer at the level of executive vice president and above and, regardless of title, executives who hold positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer, and chief/general internal auditor.

•	FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

Elements of Compensation and Total Direct Compensation

Under the Executive Compensation Program, a Covered Officer’s target total direct compensation consists of three elements — Semi-Monthly Base Salary, Deferred Base Salary, and a Target Incentive Opportunity. The Target TDC is established for each annual performance cycle. Under the Executive Compensation Program, two-thirds of a Covered Officer’s Target TDC will consist of the sum of the Semi-Monthly and Deferred Base Salaries, and one-third will consist of the Target Incentive Opportunity. More information on the three elements of the Target TDC is provided below.

•	Semi-Monthly Base Salary is paid in cash on a semi-monthly basis and provides a fixed level of compensation designed to fairly compensate each Named Executive Officer for the responsibility level of his position. Semi-Monthly Base Salary cannot exceed $500,000 per year, except for the CEO and CFO, or other exceptions as approved from time to time by FHFA. For any Covered Officer other than the CEO and CFO whose Semi-Monthly Base Salary was greater than $500,000 immediately prior to the adoption of the Executive Compensation Program in December 2009, that Covered Officer’s Semi-Monthly Base Salary was reduced to $500,000 effective January 1, 2010.

•	Deferred Base Salary is earned during one year but not paid until the following year. Deferred Base Salary is provided in two portions: a fixed portion, which provides certainty as to amount and is not subject to increase or decrease on the basis of corporate performance, and a performance-based portion, which is subject to adjustment to provide incentives to the Covered Officers to achieve specific corporate performance measures. Payment of both portions is deferred until the following year as described in the next paragraph, which aligns the executives’ interests with long-term performance and provides an incentive for executive retention.

For Deferred Base Salary earned in 2010 and subsequent years, 50% (the fixed portion) will be earned during each quarter and paid in a fixed amount on the last business day of the corresponding quarter of the following calendar year. The remaining 50% (the performance-based portion) will be earned and paid on the same timetable as the fixed portion, but the Executive Compensation Program permits the amount actually paid to range from 0% to 125% based on the performance-based Deferred Base Salary funding level determined by the Compensation Committee with the approval of FHFA. Individual differentiation is not provided for under the Executive

299	Freddie Mac

Compensation Program for performance-based Deferred Base Salary and therefore each Covered Officer’s payment is equal to his or her target multiplied by the funding level. While the Executive Compensation Program allows for an approved funding level greater than 100%, it is the current intention of the Compensation Committee not to approve a funding level in excess of 100% while the company is in conservatorship.

•	The Target Incentive Opportunity (“TIO”) is a performance-based, long-term incentive award that is designed to provide incentives to the Covered Officers to achieve specific corporate performance measures. Each Covered Officer’s target award is equal to one-third of his or her annual Target TDC. The award is granted annually and earned over a two-year period based on the considerations discussed below. Half of each award is earned in the year granted, with the other half earned in the following year. Payment may range from 0% to 150% of target, as determined by the Compensation Committee with the approval of FHFA, and will occur no later than March 15 of the year following the year to which the annual performance measures are applicable. Individual differentiation is provided for under the Executive Compensation Program for TIO payments based on an assessment of division and/or individual performance as determined by the Chief Executive Officer or, in the case of the Chief Executive Officer, the Board of Directors.

While the Executive Compensation Program allows for a Covered Officer to receive a TIO payment greater than 100% of the target, it is the current intention of the Compensation Committee not to approve payments to the Chief Executive Officer or Chief Financial Officer that are in excess of 100% of their individual targets while the company is in conservatorship.

Except in the limited circumstances described below (see “Potential Payments Upon Termination of Employment or Change-in-Control”), we will pay installments of TIO and Deferred Base Salary awards only if the Named Executive Officer is employed by Freddie Mac on the scheduled payment date.

The Executive Compensation Program is effective for as long as Freddie Mac remains in conservatorship. The provisions of the Executive Compensation Program may be amended by the Compensation Committee, if approved by FHFA after consulting with Treasury.

The following diagram depicts potential total direct compensation, including the three elements of compensation, under the Executive Compensation Program, using a covered officer with a $3,000,000 Target TDC for 2010 as an example.

Performance Measures for the Performance-Based Elements of Compensation

The performance measures for the performance-based portion of Deferred Base Salary, the first installment of the 2010 TIO grant, and the second installment of the 2009 TIO grant, together with a description of the assessment of actual performance against such measures, are presented below in “— Determination of the Performance-Based Portion of 2010 Deferred Base Salary” and “— Determination of Actual Target Incentive Opportunity.” These performance measures, which were developed by management, the Compensation Committee, and FHFA, were chosen because we believe they reflect our priorities under conservatorship. They also require the participation and support of employees throughout the company.

300	Freddie Mac

Determination of 2010 and 2011 Target TDC for Named Executive Officers

Role of Compensation Consultants

As part of the annual process to determine the Target TDC for each of the Named Executive Officers, the Compensation Committee receives guidance from an independent compensation consultant that is selected by the Compensation Committee without any recommendation by management. In addition to the annual process to determine the Target TDC, the compensation consultant provides guidance during the course of the year on executive compensation matters and can be engaged, as needed, by either the Compensation Committee or the full Board on special projects.

From August 2009 to May 2010, the Compensation Committee retained Steven Hall & Partners as its consultant. In May 2010, the Compensation Committee determined it would be appropriate to end its relationship with Steven Hall & Partners after it became aware that Steven Hall & Partners’ potential engagement with another client might give the appearance of a conflict of interest.

In September 2010, the Compensation Committee retained Meridian Compensation Partners, LLC as its consultant.

Steven Hall & Partners and Meridian Compensation Partners, LLC have not provided the Compensation Committee with any non-executive compensation consulting services, nor has either firm provided any services to our management.

Gathering Comparative Market Compensation Data

As part of its process to establish each Named Executive Officer’s Target TDC under the Executive Compensation Program, the Compensation Committee reviewed the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group. In September 2009, the Committee reviewed and discussed the composition of the Comparator Group with its compensation consultant at the time, Steven Hall & Partners, and determined that the following companies should be included in the Comparator Group for 2010:

Allstate	Hartford Financial Services Group	Prudential Financial
American Express	JPMorgan Chase*	State Street
Bank of America*	MasterCard	SunTrust Banks
Bank of New York Mellon	MetLife	U.S. Bancorp
BlackRock	Northern Trust	Visa
Citigroup*	PNC Financial Services Group	Wells Fargo*
Fannie Mae

*	Compensation data to be used from these diversified banking firms is taken only from their mortgage or real estate divisions.

In October 2010, the Committee reviewed and discussed the composition of the Comparator Group with its current compensation consultant, Meridian Compensation Partners, LLC, and determined that the 19 companies that comprised the 2010 Comparator Group continue to reflect the relevant labor market for us and our executive talent. Accordingly, the 2011 Comparator Group is comprised of the same 19 companies as the 2010 Comparator Group.

In the event there is insufficient data from the Comparator Group for any of the Named Executive Officer positions, or if the Committee’s compensation consultant believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee can use alternative survey sources to make these assessments. For 2010, the alternative survey sources used by the Compensation Committee were compensation surveys published by human resources consulting firms Aon Hewitt, Towers Watson, and McLagan, an Aon Hewitt consulting company. For 2011, the alternative survey source used by the Compensation Committee was a compensation survey published by McLagan. In order to preserve confidentiality and encourage continuing participation, these consulting firms do not attribute the data in their surveys to the companies that participate in their surveys.

Establishing Target TDC

In establishing Target TDC levels for our Named Executive Officers, the Compensation Committee used as a guideline the market median, or 50th percentile, of the total direct compensation, consisting of base salary, annual incentive, and long-term incentive awards, paid to comparable positions at Comparator Group companies or in the alternative survey sources. While the market median was used as the guideline for Target TDC, the Compensation Committee had the authority to establish Target TDC above or below such level as it deemed appropriate, for each Named Executive Officer. Additional factors considered by the Compensation Committee were the executive officer’s past performance and the criticality of the officer’s role.

In establishing the Named Executive Officers’ 2010 Target TDC, the Compensation Committee reviewed 2009 data from the Comparator Group and alternative survey sources. Specifically, for the positions of Chief Executive Officer, Chief Financial Officer, Executive Vice President — General Counsel & Corporate Secretary, the Compensation Committee, at the recommendation of Steven Hall & Partners, reviewed competitive market compensation data from the Comparator Group and

301	Freddie Mac

surveys published by Aon Hewitt and Towers Watson. For the positions of Executive Vice President — Investments & Capital Markets and Treasurer and Executive Vice President — Single Family Credit Guarantee, the Compensation Committee reviewed competitive market data from a survey published by McLagan, because no reasonable match was available in the Comparator Group.

With respect to 2010 Target TDC for the Named Executive Officers, the Compensation Committee, working with Steven Hall & Partners, either developed recommendations or reviewed recommendations presented by senior management and its compensation consultant (Aon Hewitt).

In December 2009, the Compensation Committee applied the criteria described above to set 2010 Target TDC for the Named Executive Officers, which were reviewed and approved by FHFA, in consultation with Treasury.

The table below sets forth the approved 2010 Semi-Monthly Base Salary, Deferred Base Salary, TIO, and Target TDC for our Named Executive Officers. These amounts represent compensation targets, not the actual amount of compensation paid for performance during 2010. Information about the amounts actually paid during or with respect to performance during 2010 to these executives is set forth below in the Summary Compensation Table.

Table 71 — 2010 Semi-Monthly Base Salary, Deferred Base Salary, Target Incentive Opportunity, and Target TDC

		2010 Target TDC
		Semi-		Target
		Monthly	Deferred	Incentive	Target
Named Executive Officer	Title	Base Salary	Base Salary	Opportunity	TDC

Charles E. Haldeman, Jr.	CEO	$900,000	$3,100,000	$2,000,000	$6,000,000
Ross J. Kari	EVP — CFO	675,000	1,658,333	1,166,667	3,500,000
Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	500,000	1,360,000	930,000	2,790,000
Peter J. Federico	EVP — Investments & Capital Markets and Treasurer	400,000	1,340,000	870,000	2,610,000
Donald J. Bisenius	EVP — Single Family Credit Guarantee	400,000	1,100,000	750,000	2,250,000

In establishing the Named Executive Officer’s 2011 Target TDC, the Compensation Committee reviewed 2010 data from the Comparator Group and one alternative survey source. Specifically, for the positions of CEO, CFO and Executive Vice President — General Counsel & Corporate Secretary, the Compensation Committee, at the recommendation of Meridian Compensation Partners, LLC, reviewed competitive market compensation data from the Comparator Group. For the positions of Executive Vice President — Investments & Capital Markets and Treasurer and Executive Vice President — Single Family Credit Guarantee, the Compensation Committee at the recommendation of Meridian Compensation Partners, LLC, reviewed competitive market data from a survey published by McLagan, because no reasonable match was available in the Comparator Group.

With respect to 2011 Target TDC for the Named Executive Officers, the Compensation Committee, working with Meridian Compensation Partners, LLC, reviewed recommendations presented by senior management.

The Compensation Committee’s authority was limited to setting 2011 Target TDC at a level that was either the same as or lower than each Named Executive Officer’s 2010 Target TDC, based on the December 16, 2010 directive from FHFA that the company maintain individual salaries and wage rates at 2010 levels for 2011, absent a promotion or a significant change in responsibilities. In February 2011, the Compensation Committee applied the compensation criteria described above to set 2011 Target TDC for the Named Executive Officers, which were reviewed and approved by FHFA, in consultation with Treasury.

The 2011 Target TDC and each of the other elements of compensation remains unchanged for all Named Executive Officers other than Mr. Bostrom. Mr. Bostrom’s Target TDC was reduced by $40,000 to $2,750,000 to bring it more in line with the 50th percentile of the 2010 competitive market data. His semi-monthly base salary remains at $500,000, but his Deferred Base Salary and TIO have been reduced to $1,333,333 and $916,667, respectively. See “Other Information — 2011 Target Compensation for Named Executive Officers” for additional information.

Determination of the Performance-Based Portion of 2010 Deferred Base Salary

Over the course of 2010, the Compensation Committee received updates from management on our achievement against the performance objectives used to determine the funding level for the performance-based portion of Deferred Base Salary. In the fourth quarter of 2010, management presented the Compensation Committee with a final achievement assessment against the performance objectives and concluded that we would achieve most, but not all, of the performance objectives.

302	Freddie Mac

The table below presents the performance measures and management’s assessment of our achievement against those performance measures.

Table 72 — Achievement of Performance Measures for the Performance-Based Portion of Deferred Base Salary

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Mission • Support the Obama Administration’s Making Home Affordable Program; • Meet 2010 affordable goals and subgoals (if feasible, as determined by FHFA); and • Complete the buildout of the Making Home Affordable — Compliance function.	35%
•   Modified over 160,000 mortgages in support of MHA, significantly exceeding the target range of 70,000 – 120,000. However, the primary servicers reporting had only contacted 45% of obligated parties for occupied properties on which the loans were 60 or more days delinquent, below the target of 75% or more.
•   Based on preliminary information, we believe we did not achieve the 2010 Single-
   family Low-Income Areas Purchase goal and the related Low-Income Areas sub-
   goal, and we also believe we may not have achieved the 2010 Multifamily Low-
   Income goal. We are discussing with FHFA whether these goals were infeasible under the terms of the GSE Act due to market and other factors. See “Table 5 —
   Affordable Housing Goals for 2010 and 2011” for more information about these goals.
•   Completed buildout of MHA-Compliance function.

Financial Execution Meet targets for: • Segment Earnings; • Return on Assets (ROA) on new single-family and multifamily purchases; • Underwriting quality on new single- family and multifamily purchases; • Option-Adjusted Spread (OAS) on new investments purchases; • Retained portfolio balance; • Conservation of assets; and • Efficiency/administrative expenses.	35%
•   Single-family segment loss of $16.3 billion for 2010 was within the target range.
   Multifamily segment earnings of $1.0 billion for 2010 exceeded the target.
   Investment segment earnings of $1.3 billion were below target due to the inclusion in earnings of mark-to-market (MTM) losses without the offsetting MTM gains recorded in AOCI, which is the section of the balance sheet that includes MTM changes on AFS securities.
•   We exceeded the objectives related to return on assets (ROA) for single-family and multifamily purchases. 2010 single-family ROA benefited from improved PC price performance during the first half of the year, which reduced the compensation we provided to customers for the difference in price between our PCs and comparable
   Fannie Mae securities. 2010 Multifamily ROA benefited from gains on securitization activity under our CME initiative.
•   For the underwriting quality on new purchases:
     –    Single-Family: The estimated default costs for the worst quintile of new purchases was 11 bps, significantly less than the target of 40 to 50 bps
     –    Multifamily: The weighted average DSCR for the lowest 10% of newly purchased multifamily conventional loans, based on origination DSCR, was
           1.25x the debt payment, which achieved the target of 1.23x or greater.
•   The OAS on new purchases for the investment portfolio was below target due to transactions entered into to improve security performance. We would have achieved the OAS target had these transactions been excluded.
•   The year-end unpaid principal balance of the retained portfolio was $697 billion, well below the $810 billion limit prescribed in the Senior Preferred Stock Purchase
   Agreement.
•   With regard to conservation of assets:
     –    Draws from Treasury of $13.0 billion for 2010, which include the
           $500 million draw request that FHFA will submit to Treasury to eliminate our net worth deficit at December 31, 2010, were within the target range;
     –    2010 credit losses of $14.2 billion were just under the low end of the target range. See “RISK MANAGEMENT — Portfolio Management Activities —
           Credit Loss Performance” for more information; and
     –    Net accounting savings on foreclosure alternatives over the estimated costs had the loans gone to REO of $1.6 billion exceeded the high end of the target range of $1.0 to $1.5 billion.
•   We met the objective of limiting 2010 administrative expenses, excluding non-
   recurring items such as the costs associated with special policy and housing initiatives such as the MHA program, to no more than $1.509 billion. 2010 administrative expenses measured on this basis totaled $1.4 billion.

Accounting and Controls • Execute the 2010 internal audit plan; • Complete the implementation of accounting standards relating to transfers of financial assets and consolidation of variable interest entities; and • Complete Sarbanes-Oxley Section 404 work to support the 2009 financial year certification.	10%
•   Successfully executed the annual internal audit plan.
•   Implemented new accounting standards relating to transfers of financial assets and consolidation of variable interest entities.
•   Successfully completed work necessary to support certification under Section 404 of the Sarbanes-Oxley Act for the 2009 financial year.

Business Infrastructure • Complete the 2010 elements of our business infrastructure plan.	20%	• Achieved milestones for nine of the 10 business infrastructure workstreams and revised the timetable for one of the multifamily infrastructure workstreams.

For certain of the performance measures, we have chosen not to disclose the specific target or both the target and actual results because we believe such disclosure would cause us competitive harm, as the disclosures would provide our competitors and customers with proprietary information on how we determine our pricing for the mortgages we purchase or

303	Freddie Mac

guarantee. For these performance measures, management and the Compensation Committee considered the likelihood of achievement when recommending and approving the target or target range. Each target was set at a level determined to be realistic and achievable, taking into account our priorities during conservatorship, including providing liquidity, stability and affordability in a period of tremendous uncertainty in the mortgage markets, as well as the general economic outlook. Management and the Compensation Committee considered a number of factors with respect to each of the Financial Execution performance measures for which the target is not otherwise disclosed in Table 72. These factors included, but were not limited to, the following:

•	Segment Earnings:

–	Single-Family: Historical single family segment earnings, delinquency rates, estimated default costs, loan modifications under HAMP, and the impact of adopting accounting standards related to transfers of financial assets and consolidation of variable interest entities.

–	Multifamily: Historical multifamily segment earnings, delinquency rates, projected volume, and anticipated LIHTC losses.

–	Investment: Historical investment segment earnings, interest rate trends, the liquidity of the assets in the investment portfolio, and the balance limit on our retained portfolio.

•	Return on Assets: Historical new purchase ROA, the competitive market, estimated default costs, guarantee fees, and security performance-related costs.

•	Option-Adjusted Spread on New Investment Purchases: Historical OAS, the impacts of the Federal Reserve’s mortgage security purchase program and the balance limit on our retained portfolio.

•	Conservation of Assets:

–	Senior Preferred Draws: In addition to the factors considered for Segment Earnings, we also considered the impact of anticipated credit-related expenses, economic conditions and home prices.

–	Realized Credit Losses: Anticipated charge-offs and REO operations expense.

After reviewing and discussing management’s final performance assessment against the performance measures, the Compensation Committee concurred with management’s assessment. The Compensation Committee then identified and discussed additional factors that it believed should be taken into consideration in determining the appropriate funding level for the performance-based portion of Deferred Base Salary. These included:

•	The continued enhancement of the Enterprise Risk Management organization, which strengthens risk-management across the company, provides for a better framework for risk management and improves our work process;

•	Management’s identification of opportunities to improve the processing of foreclosure alternative transactions, specifically loan modifications and short sales;

•	Our increased focus and accelerated progress with respect to diversity and inclusion; and

•	Internal control and operational deficiencies identified by management and FHFA during 2010 related to both the Multifamily and Information Technology divisions.

After considering our achievement against the performance objectives as well as the additional factors, which had the overall effect of lowering the funding level, the Compensation Committee developed a preliminary recommended funding level for the performance-based portion of Deferred Base Salary of approximately 88%. The Compensation Committee’s preliminary recommendation was submitted to FHFA for review. Following this review, management informed the Compensation Committee that there were no material changes to the assessment that was presented during the fourth quarter of 2010 and this funding level was then formally approved by the Compensation Committee and FHFA.

The following chart compares the target and actual amounts of 2010 Deferred Base Salary for each Named Executive Officer. The actual amount earned is scheduled to be paid in equal quarterly installments on the last business day of each calendar quarter of 2011.

Table 73 — 2010 Deferred Base Salary

	Target 2010 Deferred Base Salary			Actual 2010 Deferred Base Salary
		Performance-	Total Target		Performance-	Total Actual
		Based	Deferred Base		Based	Deferred Base
Named Executive Officer	Fixed Portion	Portion	Salary	Fixed Portion	Portion	Salary

Mr. Haldeman	$1,550,000	$1,550,000	3,100,000	$1,550,000	$1,362,450	$2,912,450
Mr. Kari	829,167	829,166	1,658,333	829,167	728,838	1,558,005
Mr. Bostrom	680,000	680,000	1,360,000	680,000	597,720	1,277,720
Mr. Federico	670,000	670,000	1,340,000	670,000	588,930	1,258,930
Mr. Bisenius	550,000	550,000	1,100,000	550,000	483,450	1,033,450

304	Freddie Mac

In order to receive the Deferred Base Salary that was earned during 2010, the Covered Officer must be employed by us on the payment date, subject to certain exceptions. If a Covered Officer is involuntarily terminated, any unpaid Deferred Base Salary will be forfeited unless the Compensation Committee recommends that the Covered Officer receive either all or a portion of the unpaid Deferred Base Salary and the Compensation Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. Further, if a Covered Officer voluntarily terminates employment, any unpaid Deferred Base Salary will be forfeited. Accordingly, Mr. Bisenius will forfeit the second, third and fourth quarterly installments of his Deferred Base Salary if he leaves the company as planned on April 1, 2011.

Determination of Actual Target Incentive Opportunity

Over the course of 2010, the Compensation Committee received updates from management on our achievement against the performance objectives used to determine the funding level for the two TIO installments. In the fourth quarter of 2010, management presented the Compensation Committee with a final achievement assessment against the performance objectives used in determining the funding level for the two installments for which payment is based on performance during 2010.

For the first installment of the 2010 TIO, management concluded that we would achieve most, but not all, of the performance objectives. The table below presents the performance measures and management’s assessment of our achievement against those performance measures for the first installment of the 2010 TIO.

Table 74 — Achievement of Performance Measures for First Installment of 2010 Target Incentive Opportunity

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Mission Same as for the performance-based element of Deferred Base Salary.	35%	Same as for the performance-based element of Deferred Base Salary.

Financial Execution Achieve the Financial Execution objectives related to 2010 new purchases and conservation of assets for the performance-based element of Deferred Base Salary.	20%	As discussed further in “Table 72 — Achievement of Performance Measures for the Performance — Based Portion of Deferred Base Salary”, we achieved the 2010 new purchases and conservation of assets objectives.

Accounting and Controls Strengthen the control environment and submit a plan to the Audit Committee to assure more efficient and effective processes are in place to maintain Sarbanes-Oxley compliance.	20%	Controls environment strengthened, but less than expected. Of the four significant deficiencies scheduled for remediation during 2010:
•   One was fully remediated;
•   Two had their scopes expanded and target remediation dates extended into 2011; and
		• One did not meet its target remediation date.

Business Infrastructure • Complete the 2010 elements of our business infrastructure plan; and • Operate the existing technology and operations infrastructure in an efficient fashion, while maintaining service and quality standards.	25%	Achieved milestones for nine of the 10 business infrastructure workstreams:
•   Revised the timetable for one of the multifamily infrastructure workstreams; and
		• Based on performance indicators for key applications and processes, our business infrastructure operated efficiently and service and quality standards were met.

After reviewing and discussing management’s final performance assessment against the specific performance measures, the Compensation Committee concurred with management’s assessment. The Compensation Committee then identified and discussed one additional factor that it believed should be taken into consideration in determining the appropriate funding level for the first installment of the 2010 TIO. The additional factor considered by the Committee was the overall upgrade in the talent and capability in senior-level roles and how this improvement strengthens our position for the future. After considering both our achievement against the performance objectives as well as the additional factor, which had the overall effect of increasing the funding level, the Compensation Committee developed a preliminary recommended funding level for the 2010 TIO first installment of approximately 95%. The Compensation Committee’s preliminary recommendation was submitted to FHFA for review. Following this review, management informed the Committee that there were no material changes to the assessment that was presented during the fourth quarter of 2010 and this funding level was then formally approved by the Compensation Committee and FHFA.

305	Freddie Mac

For the second installment of the 2009 TIO, management concluded that we would fully achieve the performance objectives. The table below presents the performance measures and management’s assessment of our achievement against those performance measures for the second installment of the 2009 TIO.

Table 75 — Achievement of Performance Measures for Second Installment of 2009 Target Incentive Opportunity

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Accounting and Controls Remediation of MRAs that are scheduled to be remediated in 2010 and avoidance of any significant repeat MRAs in 2010	25%	• Completed the necessary steps with respect to all four MRAs scheduled to be remediated • No repeat MRAs were identified in 2010

Business Infrastructure Same as for the performance-based element of Deferred Base Salary	75%	Same as for the performance-based element of Deferred Base Salary.

After reviewing and discussing management’s final performance assessment against the specified performance measures, the Compensation Committee concurred with management’s assessment. The Compensation Committee did not identify any additional factors that should be taken into consideration in determining the appropriate funding level for the second installment of the 2009 TIO. After considering our achievement against the specified performance objectives, the Compensation Committee developed a preliminary recommended funding level for the second installment of the 2009 TIO of approximately 95%. The Compensation Committee’s preliminary recommendation was submitted to FHFA for review. Following this review, management informed the Compensation Committee that there were no material changes to the assessment that was presented during the fourth quarter of 2010 and this funding level was then formally approved by the Compensation Committee and FHFA.

For both the 2009 and 2010 TIO installments, the Compensation Committee concurred with the CEO’s recommendation that each of the Named Executive Officers (other than Mr. Haldeman) receive a payment equal to the Compensation Committee’s approved funding level. While individual differentiation is provided for under the terms of the Executive Compensation Program, there is no requirement that this discretion be exercised. The decision not to vary individual payments was made based on the following factors:

•	During 2010, all of the Covered Officers who remained employed with us at year-end had either substantially achieved or exceeded the objectives established for them at the start of the year, which are described below; and

•	The recommendation reinforces to the entire Covered Officer group the need for highly coordinated, cross-functional collaboration.

The Compensation Committee reviewed and approved the CEO’s recommendation. After consultation with the other non-management members of the Board and consideration of Mr. Haldeman’s performance, the Compensation Committee also approved payments to Mr. Haldeman in amounts equal to the approved funding level for the two Target Incentive Opportunity installments.

FHFA then approved the recommended payment to each Named Executive Officer.

The following chart summarizes the TIO applicable to performance during 2010 for each of the Named Executive Officers under the Executive Compensation Program and the amount of the 2010 TIO that was approved by the Compensation Committee and FHFA and paid on February 18, 2011.

Table 76 — 2010 Target Incentive Opportunity

	2010 First Installment		2009 Second Installment
Named Executive Officer	Target	Actual	Target	Actual

Mr. Haldeman	$1,000,000	$947,000	$395,834	$375,250
Mr. Kari	583,334	552,417	130,502	123,716
Mr. Bostrom	465,000	440,355	465,000	440,820
Mr. Federico	435,000	411,945	419,079	397,287
Mr. Bisenius	375,000	355,125	359,691	340,987

The 2009 second installment amounts for Messrs. Haldeman and Kari reflect a pro-ration of their annual TIO based on their respective dates of hire during 2009.

2010 Target TDC Compared to 2010 Actual TDC

The following table shows 2010 Target TDC compared to the approved 2010 actual TDC for each of the Named Executive Officers. The amounts displayed in both the “Total Target” and “Total Actual” columns include the sum of Semi-

306	Freddie Mac

Monthly Base Salary, Deferred Base Salary and those amounts associated with the first installment of the 2010 TIO and the second installment of the 2009 TIO payments.

Table 77 — 2010 Target TDC Compared to the Approved 2010 Actual TDC

					Target Incentive
					Opportunity
	2010				(2010 1st Installment and
	Semi-Monthly	2010 Deferred Base Salary			2009 2nd Installment)		Total(1)
Named Executive Officer	Base Salary	Target	Actual		Target	Actual	Target	Actual

Mr. Haldeman	$900,000	$3,100,000	$2,912,450		$1,395,834	$1,322,250	$5,395,834	$5,134,700
Mr. Kari	675,000	1,658,333	1,558,005		713,836	676,133	3,047,169	2,909,138
Mr. Bostrom	500,000	1,360,000	1,277,720		930,000	881,175	2,790,000	2,658,895
Mr. Federico	400,000	1,340,000	1,258,930		854,079	809,232	2,594,079	2,468,162
Mr. Bisenius	400,000	1,100,000	1,033,450	(2)	734,691	696,112	2,234,691	2,129,562

(1)	The table does not include the second installment of each Named Executive Officer’s 2010 Target Incentive Opportunity that is scheduled to be paid in March 2012.
(2)	Mr. Bisenius will forfeit the second, third and fourth quarterly installments of his Deferred Base Salary if he leaves the company as planned on April 1, 2011.

Named Executive Officer Individual Performance Objectives

The chart below describes the individual performance measures for our Named Executive Officers, as well as their level of achievement against those performance measures. The majority of these individual performance measures were either one of the corporate performance measures or supported achievement of one of the corporate performance measures. Achievement against the corporate performance measures is discussed in “Determination of the Performance-Based Portion of Deferred Base Salary and Determination of Actual Target Incentive Opportunity for Named Executive Officers.”

307	Freddie Mac

Individual Performance Measures	Assessment of Performance
Mr. Haldeman
•   Lead the execution of objectives included in the corporate scorecard;
•   Enhance human capital initiatives related to diversity and inclusion and management continuity; and
•   Foster a risk management culture throughout the company, including incorporating risk-adjusted measures in management decision making and the assessment of business performance.
In 2010, Mr. Haldeman created a strong leadership team and was able to maintain management continuity through a time of change and departures of top executives in the Human Resources, Technology and Risk functions. He led human capital initiatives to create an atmosphere of openness and accessibility with employees, including the creation of a new division — the Office of Diversity and Inclusion. He strengthened the risk-management discipline across the company, providing a better framework for risk management and improving our risk management process.

Mr. Kari
•   Complete all finance-related business infrastructure initiative deliverables;
•   Identify opportunities to meet or exceed the Financial Execution and Mission goals in the corporate scorecard;
•   Complete all activities necessary to certify compliance with Sarbanes-Oxley Section 404;
•   Timely implement accounting standards relating to transfers of financial assets and consolidation of variable interest entities; and
•   Identify and execute on opportunities to reduce corporate expenses.
Mr. Kari successfully executed several key projects while also bringing about multiple structural improvements in the Finance division. He achieved the finance-related business infrastructure plan deliverables, led the timely implementation of accounting standards relating to transfers of financial assets and consolidation of variable interest entities, and managed the activities necessary to certify compliance with Sarbanes-Oxley Section 404. Mr. Kari was also instrumental in coordinating activities between various divisions in order to resolve business issues and identify opportunities to meet or exceed corporate scorecard objectives. He demonstrated effective leadership as he designed, communicated, and implemented a significant reorganization.

Mr. Bostrom
•   Manage high profile, complex litigation and corporate investigations;
•   Coordinate our compliance with new SEC disclosure requirements related to Board governance and compensation matters;
•   Provide effective legal advice and support to business units in the execution of their 2010 transaction goals and business plans, including the Making Home Affordable Program;
•   Manage the company’s response to a high volume of significant newly enacted regulations, regulatory orders and guidance, including the financial services reform legislation; and
•   Establish a corporate e-discovery program to mitigate litigation-related risks.
Mr. Bostrom’s technical proficiency and experience allowed us to manage demanding and complex legal issues. In particular, he managed complex litigation and government and corporate investigations and performed additional activities created by the current environment, including significant business transactions. He advised on numerous significant federal and state legislative matters, provided advice on conservatorship operations and business transactions, and provided advice on new initiatives and regulatory matters. The Legal division also acquired an e-discovery solution that will create efficiencies in litigation activities.

Mr. Federico
•   Support and provide liquidity and stability in the mortgage market by:
       — Satisfying the portfolio size limit prescribed in the Senior Preferred Stock Purchase Agreement; and,
       — Achieving the Option Adjusted Spread target on new purchases;
•   Maximize the effectiveness of funding and liquidity management activities;
•   Enhance the internal controls of the Investments and Capital Markets division; and
•   Improve the flexibility, transparency and effectiveness of investment-related models.
Mr. Federico was successful in building strong and collaborative relationships within the company and with our conservator that helped in the initiation and implementation of strategies to meet the applicable objectives in the corporate scorecard and provide liquidity and stability in the mortgage market. He also worked with our regulator to develop and implement a more comprehensive and stringent set of liquidity measures and limits. During 2010, all interest rate risks were maintained within predetermined limits, all open Matters Requiring Attention were remediated according to the approved schedules, and all model enhancements were implemented as planned.

Mr. Bisenius
•   Lead achievement of the applicable objectives in the corporate scorecard related to sourcing profitable new business;
•   Manage credit losses on the existing mortgage portfolio;
•   Complete the applicable elements of 2010 the business infrastructure plan; and
•   Meet the 2010 affordable housing goals and subgoals applicable to new single-family purchases.
Under Mr. Bisenius’ leadership, during 2010 the single-family guarantee business achieved or exceeded all of the corporate scorecard objectives applicable to new purchases of single-family mortgages while maintaining strong credit quality. He also effectively managed credit losses on existing mortgages and achieved all of his division’s business infrastructure plan deliverables. With respect to the affordable housing goals, based on preliminary information, it is expected that all of the single-family goals will be achieved with the exception of one goal and its related subgoal.

Written Agreements Relating to Employment of CEO and CFO

We have entered into: (a) a Memorandum Agreement; and (b) a recapture agreement with each of Messrs. Haldeman and Kari in connection with their employment as our executive officers. Copies of the Memorandum Agreement and the recapture agreement regarding Messrs. Haldeman and Kari were filed as Exhibits 10.1 and 10.2, respectively, to our Current

308	Freddie Mac

Reports on Form 8-K filed on July 21 and September 24, 2009 with respect to each executive’s employment with us. We have also entered into indemnification agreements with certain of our current directors and executive officers, each, an indemnitee, including Messrs. Haldeman and Kari. A copy of the general form of indemnification agreement is filed as Exhibit 10.2 to our Form 8-K filed on December 23, 2008.

The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Notice of Proposed Rulemaking published in the Federal Register on November 14, 2008, proposing an amendment to FHFA’s interim final golden parachute payments regulation to address prohibited and permissible indemnification payments. In January 2009, FHFA issued final regulations relating to golden parachute payments. Under those final regulations, FHFA may limit golden parachute payments, and the regulations set forth factors to be considered by the Director of FHFA in acting upon his authority to limit these payments. A proposed rule was published by FHFA in June 2009 that has not yet been adopted in final form. In general, this proposal would give FHFA the authority to prohibit indemnification payments in cases involving administrative proceedings before FHFA or civil actions initiated by FHFA.

The compensation provisions of each executive’s Memorandum Agreement, in combination with provisions of the Executive Compensation Program, are summarized separately below. Additional information about the components of executive compensation is discussed above in “— Elements of Compensation and Total Direct Compensation.”

Mr. Haldeman’s compensation is as follows:

•	A Semi-Monthly Base Salary of $900,000 per year;

•	Deferred Base Salary in the amount of $3.1 million for each of 2009 and 2010, payable as described above; and

•	A Target Incentive Opportunity in the amount of $2.0 million for each of 2009 and 2010, payable as described above.

Mr. Kari’s compensation is as follows:

•	A Semi-Monthly Base Salary of no less than $675,000 per year;

•	Deferred Base Salary of $1,658,333 for each of 2009 and 2010, payable as described above;

•	A Target Incentive Opportunity of $1,166,667 for each of 2009 and 2010, payable as described above; and

•	A cash sign-on award of $1,950,000 in recognition of the annual incentive opportunity and unvested equity that Mr. Kari forfeited by leaving his previous employer. This award was paid in installments during Mr. Kari’s first year of employment with us (25% in October 2009, 25% in April 2010, and 50% in October 2010). A portion of each installment is subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Kari terminates his employment with us for any reason or we terminate his employment for cause (as defined in the Memorandum Agreement).

Their Memorandum Agreements provide that Messrs. Haldeman and Kari will receive the following additional forms of compensation during their employment with us:

•	The opportunity to participate in all employee benefit plans offered to our senior executive officers, including our SERP, pursuant to the terms of these plans. For a description of these plans see “Compensation Tables” below; and

•	If we terminate the employment of Mr. Haldeman or Mr. Kari for any reason other than cause (as defined in the Memorandum Agreement), he will be eligible to receive termination benefits pursuant to the terms of any then-applicable severance plan or policy, subject to the approval of FHFA. Executive Compensation Program participants, including Messrs. Haldeman and Kari, are not currently entitled to a guaranteed level of severance benefits upon any type of termination event other than death or disability. For additional information on compensation and benefits payable in the event of a termination of employment, see “Potential Payments Upon Termination of Employment or Change-in-Control” below.

We have also entered into recapture and restrictive covenant agreements with each of the executives. The recapture requirements included in these agreements, and the similar recapture requirements applicable to all other Covered Officers

309	Freddie Mac

under the Recapture Policy, are described below under “Recapture Policy.” The non-competition and non-solicitation provisions included in the restrictive covenant agreement are described in “Potential Payments Upon Termination of Employment or Change-in-Control.”

Other Executive Compensation Considerations

Perquisites

We believe that perquisites should be a minimal part of the compensation package for our Named Executive Officers. We provide certain perquisites because we believe there is a business-related benefit, including that the perquisites assist in attracting and retaining executive talent. Shortly after being placed in conservatorship, and following a thorough review of competitive market practices, we eliminated a number of perquisites we previously offered and determined that only certain perquisites are appropriate. Accordingly, only the following perquisites were provided to the Named Executive Officers during 2010:

•	Personal Financial Planning. Reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit that varies by position; and

•	Relocation Benefits. Under our relocation program, we provide assistance in finding a new home and selling an existing home, which may involve the purchase of the Named Executive Officer’s existing home. We also pay the cost of packing and transporting household goods, provide temporary lodging, reimburse certain travel expenses, and provide a one-time payment to cover miscellaneous expenses.

Although available, none of the Named Executive Officers received either of the following perquisites during 2010: (a) reimbursement of up to $700 of expenses associated with a comprehensive annual physical exam that are not otherwise covered by the Named Executive Officer’s medical insurance; and (b) reimbursement of business-related spousal travel expenses.

Total annual perquisites for any Named Executive Officer cannot exceed $25,000 without FHFA approval and none of the perquisites include a gross-up for taxes due on the perquisite itself.

Supplemental Executive Retirement Plan

Our Named Executive Officers are eligible to participate in our Supplemental Executive Retirement Plan, or “SERP.” The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Pension Plan and Thrift/401(k) Savings Plan if those plans: (a) were not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code; and (b) did not exclude from “compensation” amounts deferred under our Executive Deferred Compensation Plan and the Mandatory Executive Deferred Base Salary Plan. Effective January 1, 2010, the SERP was amended at the direction of FHFA to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. A copy of the amendment to the SERP is filed as Exhibit 10.3 to the Form 8-K filed on December 24, 2009.

We provide a SERP because it helps us to remain competitive with the companies with which we compete for talent and thereby assists in attracting and retaining executive talent. For additional information regarding this benefit see “Compensation Tables” below.

Recapture Policy

The Recapture Policy provides that certain compensation paid under the Executive Compensation Program will be subject to recapture if any of the following events occur subsequent to the date that the Named Executive Officer agreed to the terms of the Recapture Policy.

•	Payment Based on Materially Inaccurate Information — If the Named Executive Officer obtains a bonus or incentive payment based on materially inaccurate financial statements or performance metrics.

•	Termination for Cause — If the Named Executive Officer’s employment is terminated for cause, as defined in the Recapture Policy.

•	Subsequent Determination of Cause — If, within two years of the termination of the Named Executive Officer’s employment, the Board makes a determination in good faith that circumstances existed at the time of the Named Executive Officer’s termination that would have justified a termination for cause and that actions taken by the Named Executive Officer resulted in material business or reputational harm to us.

The additional event listed below is applicable only to Messrs. Haldeman and Kari.

•	Accounting Restatement Resulting from the Executive’s Misconduct — If misconduct by the CEO and/or the CFO necessitates the preparation of an accounting restatement due to material non-compliance with financial reporting requirements.

310	Freddie Mac

If any of these triggering events occur, the Board will determine whether more compensation was paid to the Named Executive Officer than would otherwise have been paid had we been aware of the triggering event or events at the time the compensation was paid or awarded. If such a determination is made, the following elements of compensation will be subject to recapture: (a) Deferred Base Salary; (b) Target Incentive Opportunity; (c) any equity awards that vest after the adoption of the Executive Compensation Program; and (d) any termination benefits paid. Only compensation paid up to two years prior to the triggering event or the date of termination or compensation paid at the time of termination, as applicable, will be subject to recapture. Additionally, the occurrence of a triggering event may result in cancellation of any future payment obligations and/or any outstanding equity awards.

The amount of compensation recaptured will be determined by the Board, subject to the guidelines described above. Additional details are included in the Recapture Policy, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 31, 2009. For the triggering event applicable only to Messrs. Haldeman and Kari, the compensation subject to recapture will be determined in accordance with Section 304 of the Sarbanes-Oxley Act.

Stock Ownership and Hedging Policies

In November 2008, FHFA approved the suspension of our stock ownership guidelines because we had ceased paying our executives stock-based compensation. Also, the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through the conservatorship and until we resume granting stock-based compensation.

All employees, including our Named Executive Officers, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans. All directors and employees (including the Named Executive Officers) are prohibited from transacting in options (other than options granted by us) or other hedging instruments as specified in our Insider Trading Policy. In addition, all directors and employees (including our Named Executive Officers) are prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan.

Section 162(m) Limits on the Tax Deductibility of Our Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other Named Executive Officers, unless, among other things, the compensation is “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, awards of retention and deferred pay, and long-term incentive awards for 2010 performance are not structured to qualify as performance-based compensation under section 162(m).

Compensation Committee Interlocks and Insider Participation

None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2010 were our officers or employees or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.

311	Freddie Mac

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This report is respectfully submitted by the members of the Compensation Committee of the Board.

Eugene B. Shanks, Jr., Chairman
Linda B. Bammann
Christopher S. Lynch
Clayton S. Rose

Compensation and Risk

Our management conducted an assessment of our compensation plans and programs that were in place during 2010 and that were applicable to employees at all levels, including the Executive Compensation Program in which our executives participate. The purpose of the assessment was to determine whether the design and operation of our compensation plans create incentives for employees to take inappropriate risks that are reasonably likely to have a material adverse effect on us. The assessment was conducted by members of our enterprise risk management and human resources teams, as well as by Aon Hewitt, management’s compensation consultant.

The review included an evaluation of the mix of fixed and variable compensation; eligibility for participation in incentive programs, the process by which target compensation levels are established, the process for establishing performance objectives and for evaluating performance against those objectives, the methodology used to allocate the incentive funding among divisions, departments, and individual employees (including maximum individual payout levels); and the involvement of the Compensation Committee and FHFA in the compensation process. An evaluation was also made of the linkage between corporate and divisional performance objectives.

The assessment was discussed with the Compensation Committee in December 2010. Management’s conclusion, with which the Compensation Committee concurred, is that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. In reaching this conclusion, management considered a number of factors, including the following:

•	Our compensation programs are designed to provide an appropriate mix of both fixed and variable compensation;

•	The variable elements of compensation provide an appropriate mix of annual and multi-year incentives based on our current state and objectives;

•	We utilize a balanced set of financial and operational objectives for both the annual and multi-year incentive plans that are focused on four key aspects of our operations: (a) mission; (b) financial and risk; (c) business infrastructure; and (d) accounting and controls;

•	Payouts under the annual and multi-year incentive plans are not formulaic in nature and the Compensation Committee has the discretion to adjust the funding levels based on any factor or factors it determines to be relevant, which mitigates the risk that employees will place an inappropriate focus on achievement of any single objective;

•	The Compensation Committee’s oversight of our compensation plans and programs and, during conservatorship, FHFA’s role in structuring and overseeing our compensation plans and programs; and

•	Our adoption of a compensation recapture policy applicable to all senior officers that enables us to recoup certain elements of previously paid compensation upon the occurrence of specified events, including payment based on materially inaccurate financial information.

312	Freddie Mac

Compensation Tables

The following tables set forth compensation information for our Named Executive Officers: our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2010.

Table 78 — Summary Compensation Table — 2010

								Change in
								Pension Value
								and
								Nonqualified
		Salary					Non-Equity	Deferred
		Paid during			Stock	Option	Incentive Plan	Compensation	All Other
Name	Year	Year(1)	Deferred(2)	Bonus(3)	Awards(4)	Awards(4)	Compensation(5)	Earnings(6)	Compensation(7)	Total

Charles E. Haldeman, Jr.	2010	$900,000	$1,550,000	$—	$—	$—	$2,684,700	$214,460	$104,374	$5,453,534
Chief Executive Officer	2009	356,250	1,277,083	—	—	—	395,833	—	56,489	2,085,655

Ross J. Kari	2010	675,000	829,167	1,462,500	—	—	1,404,971	69,742	391,276	4,832,656
EVP — Chief Financial Officer	2009	151,010	370,999	487,500	—	—	130,502	—	69,290	1,209,301

Robert E. Bostrom	2010	500,000	680,000	—	—	—	1,478,895	148,151	97,232	2,904,278
EVP — General Counsel &	2009	600,000	1,260,000	405,000	—	—	663,750	144,534	124,103	3,197,387
Corporate Secretary	2008	600,000	—	180,000	1,650,030	—	—	105,907	106,694	2,642,631

Peter J. Federico	2010	400,000	670,000	—	—	—	1,398,162	249,147	97,846	2,815,155
EVP — Investments & Capital	2009	381,629	1,294,685	405,000	—	—	838,438	85,525	121,522	3,126,799
Markets and Treasurer

Donald J. Bisenius	2010	400,000	550,000	—	—	—	1,179,562	230,069	92,052	2,451,683
EVP — Single Family Credit Guarantee

(1)	The amounts shown for 2010 and 2009 represent Semi-Monthly Base Salary under the Executive Compensation Program as described in “Compensation Discussion and Analysis — Executive Management Compensation Program” and, for 2008, base salary.

(2)	The amounts shown represent the fixed portion of Deferred Base Salary earned under the terms of the Executive Compensation Program. The fixed portion of the 2010 Deferred Base Salary earned during each calendar quarter in 2010 will be paid in cash on the last business day of the corresponding quarter in 2011, provided the Named Executive Officer is employed by us on such payment date or in the event such officer dies, retires or has a long-term disability in 2011. The remaining portion of the 2010 Deferred Base Salary is reported in “Non-Equity Incentive Plan Compensation” because it is performance-based and the amount that is paid is variable. Mr. Bisenius will forfeit the second, third and fourth quarterly installments of his Deferred Base Salary if he leaves the company as planned on April 1, 2011.

Amounts shown as 2009 Deferred Base Salary were earned during each calendar quarter in 2009 and paid in cash on the last business day of the corresponding quarter in 2010.

(3)	The amounts shown for Mr. Kari represent the portion of the cash sign-on bonus paid in 2009 and 2010, which he received in recognition of the forfeited annual incentive opportunity and unvested equity at his previous employer. See “CD&A — Written Agreements Relating to Employment of CEO and CFO.” The amounts shown in 2009 for Messrs. Bostrom and Federico represent the second and third service-based installment payments under the retention awards granted in 2008. The amount shown in 2008 for Mr. Bostrom represents the first service-based installment payment under the retention award granted in 2008.

(4)	The amount reported for stock awards is the aggregate grant date fair value of restricted stock unit awards granted during the year indicated, computed in accordance with FASB Accounting Standards Codification Topic 718 (“Compensation — Stock Compensation”), except that the amount reported does not reflect estimated forfeitures. While grants of RSUs include the right to receive dividend equivalents, dividends on our common stock have been suspended during conservatorship by order of the Conservator.

Stock options granted prior to January 1, 2006 also include dividend equivalent rights on each share underlying the option. Payment of accrued dividend equivalents on stock options vested as of December 31, 2004 occurs as options are exercised or expire unexercised. Of the Named Executive Officers, only Mr. Federico received cash payments during 2010 ($16,726) and 2009 ($13,274) for dividend equivalents associated with options that expired unexercised. Dividend equivalents on stock options vested after December 31, 2004 were paid at the same time that dividends were declared and paid on our common stock.

(5)	The 2010 amounts reported reflect the portion of the 2010 and 2009 Target Incentive Opportunities that were earned for 2010 and paid on February 18, 2011 and the performance-based portion of the 2010 Deferred Base Salary earned during each calendar quarter in 2010 which is scheduled to be paid on the last business day of the corresponding quarter in 2011. See “CD&A — Executive Management Compensation Program — Performance Measures for the Performance-Based Elements of Compensation.” As noted above, Mr. Bisenius will forfeit the second, third and fourth quarterly installments of his Deferred Base Salary if he leaves the company as planned on April 1, 2011.

The 2009 amounts reported reflect the portion of the 2009 Target Incentive Opportunity that was earned for 2009 and paid on March 12, 2010. The 2009 amounts reported for Messrs. Bostrom and Federico also include the final, performance-based portions of the September 2008 retention awards of $315,000 each, paid on March 15, 2010.

(6)	Except for the deferred compensation amounts described in the last paragraph of this note, the amounts reported in this column reflect only the actuarial increase in the present value of each Named Executive Officer’s accrued benefits under our Pension Plan and the Pension SERP Benefit determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2008, 2009, and 2010, respectively.

With the exception of Messrs. Bostrom, Federico, and Bisenius, the values reported include amounts that the Named Executive Officers are not currently entitled to receive because such amounts are not yet vested. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees. Deferred Base Salary under the Executive Compensation Program is not considered compensation eligible for deferral in accordance with the EDCP. The Executive Compensation Program does not provide for interest on Deferred Base Salary.

For 2009, the amounts reported in this column for Mr. Federico include above-market earnings ($126) on his accumulated balances in the EDCP as of December 31, 2009.

313	Freddie Mac

(7)	Amounts reflect (i) basic and matching contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; (iii) FlexDollars (described below); and (iv) perquisites and other personal benefits received. These amounts for 2010 are as follows:

	Thrift/401(k)
	Savings Plan	Thrift/401(k)	Total Flex
	Contributions	SERP Benefit Accruals	Dollars	Perquisites

Mr. Haldeman	$—	$22,500	$19,035	$62,839
Mr. Kari	—	—	14,792	376,484
Mr. Bostrom	18,689	64,375	14,168	—
Mr. Federico	22,364	53,700	21,782	—
Mr. Bisenius	22,364	53,700	15,988	—

Employer contributions to the Thrift/401(k) Savings Plan are available on the same terms to all of our employees. We match up to the first 6% of eligible compensation at 100% of the employee’s contributions, with the percentage matched dependent upon the employee’s length of service. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, on a discretionary basis, we may make an additional contribution to our Thrift/401(k) Savings Plan, referred to as the “basic contribution,” that is allocated on behalf of each eligible employee, based on a stated percentage of each employee’s eligible compensation. When we make a basic contribution, it occurs after the end of the calendar year to which it relates. The formula for the contribution is 2% of pay up to the Social Security wage base, which was $106,800 for 2010, and 4% of pay above the Social Security wage base. Basic contributions were approved and posted to employees’ accounts in 2008, 2009, and 2010. Basic contributions received on or after January 1, 2008 are subject to a graded vesting schedule such that employees with less than five years of service are not fully vested in a basic contribution on the contribution date, but they become vested at the rate of 20% per year over the first five years of service.

For additional information regarding the Thrift/401(k) SERP Benefit, see “Non-qualified Deferred Compensation” below. Amounts for the Thrift/401(k) Savings Plan contributions and Thrift/401(k) SERP Benefit accruals are presented without regard to vesting status. To be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to matching contributions, the Named Executive Officer must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire period of the year in which the Named Executive Officer is eligible to make such contributions. Mr. Haldeman contributed the maximum amount to the Thrift/401(k) Savings Plan prior to completing the one year service requirement needed to be eligible for Thrift/401(k) SERP Benefit accruals in 2010. Mr. Kari did not contribute the required amount and thus was not eligible for Thrift/401(k) SERP Benefit accruals in 2010.

FlexDollars are provided under our Flexible Benefits Plan and are generally available to all employees to offset costs related to medical, dental and vision coverage, group term life insurance, accidental death and personal loss insurance, and vacation purchase. FlexDollars can be used to offset the cost of other benefits and any unused FlexDollars are payable as taxable income.

Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all Named Executive Officers other than Messrs. Haldeman and Kari was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for a Named Executive Officer that, in the aggregate, amount to less than $10,000.

The amount shown in the “Perquisites” column for Mr. Haldeman consists entirely of relocation expenses paid as part of the relocation benefit we agreed to provide when we hired him. The amount shown in the “Perquisites” column for Mr. Kari consists of (a) relocation expenses of $369,484 paid as part of the relocation benefit we agreed to provide when we hired him; and (b) financial planning services. As part of our standard executive relocation program, we purchased Mr. Kari’s former home at a price equal to the average of two independent appraisals, while the price at which the home ultimately sold was significantly lower because of a decline in the home’s value between our purchase and the sale. SEC rules require that we include this difference as fiscal year 2010 compensation.

We calculated the incremental cost to us of providing each of Mr. Haldeman’s and Mr. Kari’s relocation expenses based on actual cost; that is, the total amount of expenses incurred by us in providing the benefit.

The amounts shown in “All Other Compensation” for 2009 for Messrs. Haldeman and Kari have been restated to include payments for relocation services ($9,644 and $10,152, respectively) incurred late in 2009 and inadvertently excluded from amounts previously reported.

Grants of Plan-Based Awards — 2010

The following table contains information concerning grants of plan-based awards to each of the Named Executive Officers during 2010. We are prohibited from issuing equity securities, without Treasury’s consent, under the terms of the Purchase Agreement. Accordingly, no stock awards were granted during 2010. For a description of the performance and other measures used to determine payouts, see “CD&A — Executive Management Compensation Program — Elements of Compensation and Total Direct Compensation — Deferred Base Salary,” “Target Incentive Opportunity,” “Performance Measures for the Performance-Based Elements of Compensation,” “Determination of the Performance-Based Portion of 2010 Deferred Base Salary,” and “Determination of Actual Target Incentive Opportunity.”

314	Freddie Mac

Table 79 — Grants of Plan-Based Awards — 2010

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)
Name	Award	Threshold	Target	Maximum

Mr. Haldeman	Target Incentive Opportunity	$—	$2,000,000	$3,000,000
	Performance-Based Deferred Base Salary	—	1,550,000	1,937,500
	Total		3,550,000	4,937,500

Mr. Kari	Target Incentive Opportunity	—	1,166,667	1,750,001
	Performance-Based Deferred Base Salary		829,166	1,036,458
	Total		1,995,833	2,786,459

Mr. Bostrom	Target Incentive Opportunity	—	930,000	1,395,000
	Performance-Based Deferred Base Salary		680,000	850,000
	Total		1,610,000	2,245,000

Mr. Federico	Target Incentive Opportunity	—	870,000	1,305,000
	Performance-Based Deferred Base Salary		670,000	837,500
	Total		1,540,000	2,142,500

Mr. Bisenius	Target Incentive Opportunity	—	750,000	1,125,000
	Performance-Based Deferred Base Salary		550,000	687,500
	Total		1,300,000	1,812,500

(1)	The amounts reported reflect the Target Incentive Opportunity and the performance-based portion of the Deferred Base Salary granted in 2010. The Target Incentive Opportunity actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 150% of target (reported in the Maximum column). The performance-based portion of the Deferred Base Salary actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 125% of target (reported in the Maximum column). However, while the Executive Compensation Program allows for an approved funding level greater than 100%, it is the current intention of the Compensation Committee not to approve a funding level in excess of 100% while the company is in conservatorship. Actual amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of “Table 78 — Summary Compensation Table — 2010.”

The 2010 Target Incentive Opportunity is scheduled to be paid in two installments, the first of which occurred on February 18, 2011, and the second of which is scheduled to occur no later than March 15, 2012. The performance-based portion of the 2010 Deferred Base Salary is payable in equal quarterly installments on the last business day of each quarter in 2011.

Mr. Bisenius will forfeit all future payouts of his non-equity incentive plan awards if he leaves the company as planned on April 1, 2011.

315	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2010

The following table shows outstanding equity awards held by the Named Executive Officers as of December 31, 2010.

Table 80 — Outstanding Equity Awards at Fiscal Year-End — 2010

			Option Awards(3)				Stock Awards(3)
			Number of	Number of
			Securities	Securities			Number of	Market Value of
			Underlying	Underlying	Option	Option	Shares or Units of	Shares or Units of
			Unexercised Options	Unexercised Options	Exercise	Expiration	Stock That Have	Stock That Have
Name	Award Type(1)	Grant Date	Exercisable (#)	Unexercisable (#)	Price ($)(2)	Date	Not Vested (#)	Not Vested ($)(4)

Mr. Haldeman	—		—	—	$—	—	—	$—
Mr. Kari	—		—	—	—	—	—	—
Mr. Bostrom	SO	06/05/06	11,950	0	$60.45	06/04/16	—	—
	RSU	03/29/07	—	—	—	—	3,762	1,147
	RSU	03/07/08	—	—	—	—	31,044	9,469
Mr. Federico	SO	03/02/01	1,870	0	$67.85	03/01/11	—	—
	SO	03/01/02	2,870	0	$64.35	02/29/12	—	—
	SO	03/13/03	4,000	0	$52.65	03/12/13	—	—
	SO	04/01/04	3,590	0	$59.51	03/31/14	—	—
	SO	06/04/04	2,330	0	$58.92	06/03/14	—	—
	SO	04/11/05	4,730	0	$62.79	04/10/15	—	—
	RSU	03/29/07	—	—	—	—	4,573	1,395
	RSU	03/07/08	—	—	—	—	30,413	9,276
Mr. Bisenius	SO	03/02/01	4,720	0	$67.85	03/01/11	—	—
	SO	03/01/02	5,480	0	$64.35	02/29/12	—	—
	SO	11/26/03	4,700	0	$54.30	11/25/13	—	—
	SO	08/09/04	4,500	0	$64.36	08/08/14	—	—
	SO	04/11/05	4,420	0	$62.79	04/10/15	—	—
	RSU	03/29/07	—	—	—	—	1,513	461
	RSU	03/07/08	—	—	—	—	11,451	3,493

(1)	The rows labeled “SO” indicate stock options and the rows labeled “RSU” indicate restricted stock units.
(2)	Consistent with the terms of our 2004 Employee Plan, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.
(3)	Amounts reported in this table for RSUs represent the unvested portion of awards, while amounts reported in this table for options represent the unexercised portion of awards. Except for those awards noted in the two bullets below, the option and stock awards listed in the table vest in four equal annual installments beginning on the anniversary of the grant date:

•	A portion of the RSUs granted on March 7, 2008 vest in three annual installments (33%, 33%, and 34%) beginning on the anniversary of the grant date. The outstanding portion of these awards consisted of 4,326 RSUs for Mr. Bostrom and 2,423 RSUs for Mr. Federico; and
•	Stock options granted on March 2, 2001, March 1, 2002, March 13, 2003, and June 4, 2004 vested at a rate of 25% on each of the second, third, fourth, and fifth anniversaries of the grant date.
•	Stock options granted on November 26, 2003 vested at a rate of 25% annually beginning on March 6, 2005.
•	Stock options granted on August 9, 2004 vested at a rate of 25% beginning on the first anniversary of the grant date, and 25% on April 1, 2006, April 1, 2007, and April 1, 2008.

(4)	Market value is calculated by multiplying the number of RSUs held by each Named Executive Officer on December 31, 2010 by the closing price of our common stock on December 31, 2010 ($0.305), the last trading day of the year.

For information on alternative settlement provisions of RSU and stock option grants in the event of certain terminations, see “Table 84 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2010” below.

Option Exercises and Stock Vested — 2010

The following table sets forth information concerning value realized upon the vesting of RSUs during 2010 by each of the Named Executive Officers. No Named Executive Officer exercised options in 2010.

Table 81 — Option Exercises and Stock Vested — 2010

	Stock Awards
	Number of Shares	Value Realized
Name	Acquired on Vesting (#)(1)	on Vesting ($)(2)

Mr. Haldeman	0	$0
Mr. Kari	0	0
Mr. Bostrom	27,067	33,105
Mr. Federico	23,821	29,278
Mr. Bisenius	8,226	10,107

(1)	Amounts reported reflect the number of RSUs that vested during 2010 prior to our withholding of shares to satisfy applicable taxes.
(2)	Amounts reported are calculated by multiplying the number of RSUs that vested during 2010 by the fair market value of our common stock on the date of vesting.

Pension Benefits — 2010

The following table shows the actuarial present value of the accumulated retirement benefits payable to each of the Named Executive Officers under our Pension Plan and the Pension SERP Benefit (the component of the SERP that relates to the Pension Plan), computed as of December 31, 2010. A summary of the material terms of each plan follows the table, including information on early retirement.

316	Freddie Mac

Table 82 — Pension Benefits — 2010

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)(1)	Accumulated Benefit ($)(2)	Last Fiscal Year ($)

Mr. Haldeman	Pension Plan	1.3	$31,368	$0
	Pension SERP Benefit	1.3	183,092	0
Mr. Kari	Pension Plan	1.2	16,534	0
	Pension SERP Benefit	1.2	53,208	0
Mr. Bostrom	Pension Plan	5	93,001	0
	Pension SERP Benefit	5	442,874	0
Mr. Federico	Pension Plan	22.3	258,217	0
	Pension SERP Benefit	22.3	807,256	0
Mr. Bisenius	Pension Plan	19	331,982	0
	Pension SERP Benefit	19	651,339	0

(1)	Amounts reported represent the credited years of service for each Named Executive Officer as of December 31, 2010, under the Pension Plan and the Pension SERP Benefit, respectively.
(2)	Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2010, of each Named Executive Officer’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated using the assumptions applied in NOTE 15 to the consolidated financial statements included in this Annual Report on Form 10-K and the normal retirement age of 65 specified in the Pension Plan. As of December 31, 2010, the commencement age to determine the monthly accrued benefit and present value for the Pension Plan was changed from normal retirement date to the earliest unreduced retirement date (if applicable). For benefits earned through December 31, 2010, the Pension Plan provides an unreduced early retirement benefit at the earlier of: (a) age 62 and 15 years of service; and (b) age 65. The Pension SERP Benefit does not provide an early retirement benefit, therefore age 65 is the assumed commencement date. Messrs. Federico and Bisenius are eligible for unreduced Pension Plan benefits at age 62 for benefits earned prior to December 31, 2010. Mr. Federico’s change in pension value from December 31, 2009 to December 31, 2010 reflects an increase in value of $52,726 to reflect a change in methodology to include the value of unreduced benefits available at age 62 in the Pension Plan. For Messrs. Haldeman and Kari, the amounts shown include amounts, if any, in which the Named Executive Officers are not yet vested. Pension Plan and Pension SERP Benefits do not vest until the participant attains five years of vesting service, at which time the participant vests fully.

Pension Plan

The Pension Plan is a tax-qualified, defined benefit pension plan that we maintain, covering substantially all employees who have attained age 21 and completed one year of service with us. Pension Plan benefits are based on an employee’s years of service and compensation, up to limits imposed by law. Specifically, the normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

•	1% of the participant’s highest average monthly compensation for the 36-consecutive month period during which the participant’s compensation was the highest;

•	multiplied by the participant’s full and partial years of credited service under the Pension Plan.

For purposes of the Pension Plan, compensation includes the non-deferred base salary paid to each employee (which includes Semi-Monthly Base Salary under our Executive Compensation Program), as well as overtime pay, shift differentials, non-deferred bonuses paid under our corporate-wide annual bonus program or pursuant to a functional incentive plan (excluding the value of any stock options or cash equivalents), commissions and salary reductions under the Thrift/401(k) Savings Plan and the Flexible Benefits Plan, and qualified transportation benefits under Internal Revenue Code Section 132(f)(4). Compensation does not include, among other things, supplemental compensation plans providing temporary pay, deferrals under the Executive Compensation Program, or amounts paid after termination of employment other than amounts included in a final paycheck.

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

An early retirement benefit is available to a participant who terminates employment on or after age 55 with at least five years of service. For service before January 1, 2011, this early retirement benefit is reduced by 3% for each year (prorated monthly for partial years) by which the commencement of such benefits precedes the earlier of: (a) the participant’s attainment of age 65; or (b) the participant’s attainment of age 62 or later with at least 15 years of service. For service after December 31, 2010, the reduction is 5% for each year (prorated monthly for partial years) by which the commencement of benefits precedes the participant’s attainment of age 65. For participants with service prior to January 1, 2011 and after December 31, 2010, the reductions are separately calculated, and the early retirement benefit is the sum of the two calculations. Death benefits are available provided the participant completed at least five years of service prior to death.

317	Freddie Mac

Supplemental Executive Retirement Plan — Pension SERP Benefit

The Pension SERP Benefit component of the SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan: (a) was not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary and amounts deferred under our Executive Deferred Compensation Plan. For example, the Pension Plan is only permitted under the Internal Revenue Code to consider the first $245,000 of an employee’s compensation during 2010 for the purpose of determining the participant’s compensation-based normal retirement benefit. Effective January 1, 2010, the SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. We believe the Pension SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

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

To be eligible for the Pension SERP Benefit for any year, the Named Executive Officer must be eligible to participate in the Pension Plan.

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

Non-qualified Deferred Compensation

Executive Deferred Compensation Plan

The EDCP allows the Named Executive Officers to defer receipt of a portion of their annual salary and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). The EDCP is a non-qualified plan and is unfunded (benefits are paid from our general assets). Pursuant to the plan, deferrals may be made for a period of whole years as elected by the employee, but in no event past termination of employment. Deferred amounts are credited with interest, which is currently the prime rate as reported by the Wall Street Journal as of the first business day of the applicable calendar year, plus 1%. When employees make deferral elections for a particular year, they also specify the form in which the deferral will be distributed after the expiration of the election. The available selections are lump sum or reasonably equal installments over five, 10, or 15 years. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. Hardship withdrawals are permitted in certain limited circumstances.

On October 8, 2008, we amended the EDCP to permit participants to make a one-time election by October 31, 2008 to change the timing and form of the distribution of their existing non-equity balances in the EDCP. Messrs. Federico and Bisenius elected new in-service distributions scheduled to be paid in three installments in March 2009, December 2009, and May 2010. None of the other Named Executive Officers have made deferrals under the EDCP. In December 2010, we advised participants in the EDCP that we are suspending deferrals of pay under the EDCP during calendar year 2011, and that we will review future deferral options during the fourth quarter of 2011.

Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit

The Thrift/401(k) SERP Benefit component of the SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan: (a) was not subject to certain limits on compensation that can be taken into account under

318	Freddie Mac

the Internal Revenue Code; and (b) did not exclude from compensation Deferred Base Salary and amounts deferred under our EDCP. For example, in 2010 under the Internal Revenue Code, only the first $245,000 of an employee’s compensation is considered when determining our percentage-based matching contribution and the basic contribution for any participant in the Thrift/401(k) Savings Plan. Effective January 1, 2010, the SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and basic contribution for each Named Executive Officer that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and basic contribution actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2010, there were 20 investment options in which participants’ notional amounts could be deemed invested.

To be eligible for the Thrift/401(k) SERP Benefit, the Named Executive Officer must be eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the Named Executive Officer must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire portion of the year in which the Named Executive Officer is eligible to make such contributions. That portion of the Thrift/401(k) SERP Benefit is vested when accrued, while the accrual relating to the basic contribution paid prior to 2008 is subject to five-year cliff vesting, and the accrual relating to the basic contribution paid in 2008 and later years is subject to five-year graded vesting of 20% per year. The Thrift/401(k) SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the Named Executive Officer dies, the vested Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of death.

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

319	Freddie Mac

The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each Named Executive Officer and the EDCP for Messrs. Federico and Bisenius (the only participating Named Executive Officers) as of December 31, 2010.

Table 83 — Non-Qualified Deferred Compensation

	Executive	Freddie Mac	Aggregate	Aggregate	Aggregate
	Contributions in	Accruals in	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)(1)	Last FY ($)(2)	Last FY ($)(3)	Distributions ($)(4)	Last FYE ($)(5)

Mr. Haldeman
Thrift/401(k) SERP Benefit	$0	$22,500	$4	$0	$22,504
EDCP	0	0	0	0	0
Mr. Kari
Thrift/401(k) SERP Benefit	0	0	0	0	0
EDCP	0	0	0	0	0
Mr. Bostrom
Thrift/401(k) SERP Benefit	0	64,375	16,812	0	291,582
EDCP	0	0	0	0	0
Mr. Federico
Thrift/401(k) SERP Benefit	0	53,700	(1,517)	0	400,728
EDCP	0	0	1,453	114,435	0
Mr. Bisenius
Thrift/401(k) SERP Benefit	0	53,700	60,754	0	551,106
EDCP	0	0	6,032	474,966	0

(1)	The SERP does not allow for employee contributions.
(2)	Amounts reported reflect our accruals under the Thrift/401(k) SERP Benefit during 2010. These amounts are also reported in the “All Other Compensation” column in “Table 78 — Summary Compensation Table — 2010”.
(3)	Amounts reported represent the total interest and other earnings credited to each Named Executive Officer under the Thrift/401(k) SERP Benefit and the EDCP during 2010. The credited interest rate for deferrals under the EDCP for 2010 was 4.25%. There are no above-market earnings reflected in the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in “Table 78 — Summary Compensation Table — 2010” for Messrs. Federico and Bisenius since the EDCP interest rate was not above 120% of the long-term federal rate for 2010.
(4)	Messrs. Federico and Bisenius received distributions in March 2009, December 2009, and May 2010 under the new in-service distribution schedule discussed in the “Non-qualified Deferred Compensation — Executive Deferred Compensation Plan” section.
(5)	Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each Named Executive Officer and, for Messrs. Federico and Bisenius, accumulated balances under the EDCP. Under the Thrift/401(k) SERP Benefit, matching contribution accruals vest immediately, whereas the basic contribution accruals relating to the basic contribution paid prior to 2008 are subject to cliff vesting of 100% at the end of five years and the accruals relating to the basic contribution paid in 2008 and later years are subject to five-year graded vesting of 20% per year. The aggregate balances in the above chart are fully vested. However, based on their August 10, 2009 and October 12, 2009 hire date, respectively, Messrs. Haldeman and Kari have not received a basic contribution at this time. For a more detailed discussion of the matching contribution accruals and basic contribution accruals, see “Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit” above.

The following 2009 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2009 Summary Compensation Table as compensation for each Named Executive Officer for whom such accruals were made and reported during 2009, as follows: (a) Mr. Haldeman: $0; (b) Mr. Kari: $0; (c) Mr. Bostrom: $92,500; and (d) Mr. Federico: $77,880. Based on Mr. Haldeman and Mr. Kari’s hire date, they were not eligible for Thrift/401(k) SERP Benefit accruals. See Amendment No. 2 to our Form 10-K filed on April 12, 2010. In addition, Mr. Bisenius had a Thrift/401(k) SERP Benefit accrual amount of $66,813 for 2009, although this was not reported in the Summary Compensation Table because he was not a Named Executive Officer for 2009. In the 2008 Summary Compensation Table, the Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” for only one Named Executive Officer for whom such accruals were made and reported during 2008, as follows: Mr. Bostrom: $78,600. See Amendment No. 1 to our Form 10-K filed on April 30, 2009. In addition, Mr. Federico had a Thrift/401(k) SERP Benefit accrual amount of $79,520 for 2008, and Mr. Bisenius had a Thrift/401(k) SERP Benefit accrual amount of $43,032 for 2008, although those were not reported in the Summary Compensation Table because they were not Named Executive Officers for 2008.

Potential Payments Upon Termination of Employment or Change-in-Control

We have entered into certain agreements and maintain certain plans that call for us to pay compensation to our Named Executive Officers in the event of a termination of employment with us. The compensation and benefits potentially payable to each Named Executive Officer if the officer had terminated his employment under various circumstances as of December 31, 2010 are described in the discussion and reported in the table below. For more information, see “Employment and Separation Agreements” below. FHFA reviewed the terms of the employment agreements for Messrs. Haldeman and Kari and approved the termination benefits set forth therein. The actual payment of such termination benefits is subject to FHFA review and approval.

We are not obligated to provide any additional compensation to our Named Executive Officers in connection with a change in control.

Each of our Named Executive Officers is subject to a restrictive covenant agreement with us. Each agreement provides that the Named Executive Officer will not seek employment with one of our competitors for a specified period immediately following termination of employment, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. The specified period is 24 months for Messrs. Haldeman and Kari and 12 months for Messrs. Bostrom, Federico, and Bisenius. During the 12-month period immediately following termination, each executive also agrees not to: (a) solicit or recruit any of our managerial employees; (b) compete against us in any of our business activities; or (c) make disparaging remarks about us. The agreement also provides for confidentiality of information that constitutes trade secrets or proprietary or other confidential information.

320	Freddie Mac

As of December 31, 2010, Messrs. Bostrom, Federico, and Bisenius had vested in their benefits under the Thrift/401(k) SERP Benefit and the Pension SERP Benefit, while Messrs. Haldeman and Kari had not. The amounts presented in Table 84 do not include vested RSU or stock option awards, vested balances in the Thrift/401(k) SERP Benefit or vested benefits in the Pension SERP Benefit as of December 31, 2010, because such vesting was not in connection with a termination or change-in-control. Amounts shown in the tables also do not include certain items available to all employees generally upon a termination event.

For RSUs, the value shown in the tables is calculated on a grant-by-grant basis by multiplying the number of unvested RSUs by the closing price of our common stock on December 31, 2010. No value is included in the tables for stock options because the exercise prices for all such options held by Named Executive Officers are substantially higher than the closing price of our common stock on December 31, 2010.

Potential Payments to Current Named Executive Officers

The Executive Compensation Program addresses the treatment of Semi-Monthly Base Salary, Deferred Base Salary, and the Target Incentive Opportunity upon various termination events. In order to be eligible to receive any portion of a Target Incentive Opportunity installment payment, a Covered Officer must have been employed for a minimum of four whole calendar months during the performance year to which the award applies.

Additionally, none of the Covered Officers are guaranteed termination benefits upon any type of termination event other than death or disability and the actual payment of a termination benefit is subject to FHFA review and approval at the time of payment. The discussion that follows describes the termination benefits, if any, provided upon various types of termination events.

•	Death. Any earned but unpaid Deferred Base Salary or Target Incentive Opportunity installments will be paid as soon as administratively possible in the event of death. If, at the time of death, the funding level has not been determined, the award will remain outstanding until such determination is made. Payment will occur as soon as administratively possible following the determination of the funding level.

•	Disability. Treatment upon a Long-Term Disability (as defined in the Executive Compensation Program) is the same as upon death, except that payment of any Deferred Base Salary will occur in accordance with the approved payment schedule and not as soon as administratively possible following termination of employment.

•	Retirement. Treatment upon an eligible Retirement (as defined in the Executive Compensation Program) is the same as upon Long-Term Disability, except that only a pro-rata portion of a Target Incentive Opportunity installment payment will occur based on the number of whole months worked in the performance year during which the officer retires. No information is provided in Table 84 with respect to a termination of employment on account of a retirement because none of the Named Executive Officers was retirement-eligible under the Executive Compensation Program as of December 31, 2010.

•	Voluntary or For Cause. The Named Executive Officers are not entitled to any termination benefits in the event of a voluntary termination or a termination for cause and all earned but unpaid Deferred Base Salary and the unpaid portion of any outstanding Target Incentive Opportunity awards are forfeited.

•	Involuntary Termination Without Cause. The Named Executive Officers are not entitled to any termination benefits in the event of an involuntary termination without cause unless the Compensation Committee recommends that the Named Executive Officer receive termination benefits and the Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. In determining whether to recommend payment of termination benefits and the amount of such benefits, the Compensation Committee will take into account one or more factors that it determines are relevant, including:

•	The facts and circumstances associated with the termination;

•	The performance and contributions of the Named Executive Officer during his or her tenure with us;

•	The amount of earned but unpaid Deferred Base Salary as of the date of termination; and

•	Our need to provide reasonable and competitive termination benefits in order to attract and retain high caliber executives during conservatorship.

The following table describes the potential payments as of December 31, 2010 upon termination of the Named Executive Officers employed as of that date that results from death or disability. There are no payments or benefits payable upon termination of employment for other reasons or upon a change-in-control. Additionally, Semi-Monthly Base Salary is only payable through the date of death or a termination resulting from disability. The amounts presented in this table do not include vested RSU or stock option awards, vested balances in the Thrift/401(k) SERP Benefit, or vested benefits in the Pension SERP Benefit as of December 31, 2010, because such vesting was not in connection with a termination or change-

321	Freddie Mac

in-control. Amounts shown in the tables also do not include certain items available to all employees generally upon a termination event. Additional information is provided in the footnotes following the table.

Table 84 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2010

	Death	Disability

Charles E. Haldeman, Jr.
Compensation:
Deferred Base Salary(1)	$2,912,450	$2,912,450
Incentive Opportunity(2)	1,322,250	1,322,250
Benefits:
Non-Qualified Pension(3)	—	183,092
Total	$4,234,700	$4,417,792
Ross J. Kari
Compensation:
Deferred Base Salary(1)	$1,558,005	$1,558,005
Incentive Opportunity(2)	676,133	676,133
Benefits:
Non-Qualified Pension(3)	—	53,208
Total	$2,234,138	$2,287,346
Robert E. Bostrom
Compensation:
Deferred Base Salary(1)	$1,277,720	$1,277,720
Incentive Opportunity(2)	881,175	881,175
Equity Awards(4)	10,616	10,616
Total	$2,169,511	$2,169,511
Peter J. Federico
Compensation:
Deferred Base Salary(1)	$1,258,930	$1,258,930
Incentive Opportunity(2)	809,232	809,232
Equity Awards(4)	10,671	10,671
Total	$2,078,833	$2,078,833
Donald J. Bisenius
Compensation:
Deferred Base Salary(1)	$1,033,450	$1,033,450
Incentive Opportunity(2)	696,112	696,112
Equity Awards(4)	3,954	3,954
Total	$1,733,516	$1,733,516

(1)	The amount reported as Deferred Base Salary is equal to any earned but unpaid Deferred Base Salary, adjusted to reflect the approved funding level.
(2)	The amount reported under Incentive Opportunity is equal to the first installment associated with the 2010 Target Incentive Opportunity and the second installment associated with the 2009 Target Incentive Opportunity. Both amounts have been adjusted to reflect the approved funding level.
(3)	The amount reported under Non-Qualified Pension reflects the non-vested Pension SERP Benefit as of December 31, 2010. Under the terms of the SERP, a participant continues to accrue service while disabled (as defined in the SERP).
(4)	The amount reported under Equity Awards reflects the immediate vesting of the Named Executive Officer’s outstanding RSU grants in the event of death or disability. Death also results in the immediate settlement of the outstanding RSUs, while a Disability event results in continued vesting of all grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. The values shown were calculated by multiplying the number of RSUs that will continue to vest by the closing price of our common stock on December 31, 2010 ($.305), the last trading day of the year.

Alternative Settlement Provisions for Equity Awards in the Event of Certain Terminations

RSUs

The RSUs awarded to our employees, including our Named Executive Officers, contain alternative settlement provisions in the event of certain terminations, as follows:

•	Death. Immediate vesting and settlement occurs in the event of death.

•	Disability and Retirement. In the event of disability, normal retirement, or a retirement other than a normal retirement (all as defined in the 2004 Employee Plan), RSUs will vest immediately and will be settled in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. This treatment is subject to the executive’s signing an agreement containing certain restrictive covenants to protect our business interests. Violation of any of the covenants results in the forfeiture of unsettled shares and the requirement to repay any after-tax gain realized from the settlement of shares within 12 months of the forfeiture event.

•	Involuntary Termination Without Cause. In the event of an involuntary termination other than for cause, the Compensation Committee may, contingent on approval from FHFA, provide for RSUs to vest immediately and settle in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. Under

322	Freddie Mac

interim guidance provided by FHFA, this provision is limited to awards scheduled to vest within 12 months of the executive’s termination date.

•	All Other Terminations. If the Named Executive Officer’s employment is terminated for any reason other than those described above, all RSUs unvested as of the date of termination are forfeited.

Stock Options

The stock options granted to our employees, including our Named Executive Officers, all of which were exercisable as of December 31, 2010, include alternative settlement provisions in the event of certain terminations which are similar to the provisions for RSUs, with the following modifications:

•	Death. The stock options remain exercisable for three years after the date of termination in the event of death.

•	Disability. The stock options remain exercisable for the full balance of their term in the event of disability.

•	Retirement. In the event of retirement, as defined in the 2004 Employee Plan, stock options will remain exercisable for the full balance of their term, subject to the executive’s signing an agreement containing the same restrictive covenants as described above for RSUs.

•	All Other Terminations. If the individual’s employment is terminated for any reason other than those described above, the stock options remain exercisable for 90 days following termination.

Employment and Separation Agreements

Messrs. Haldeman and Kari

The various agreements entered into in connection with the employment of Messrs. Haldeman and Kari are summarized above. See “— Written Agreements Relating to Employment of CEO and CFO.”

Mr. Bostrom

We have no continuing obligations under the letter agreement entered into with Mr. Bostrom in January 2006. The final installment of 3,000 shares pursuant to his sign-on RSU award, as set forth in his letter agreement, vested on March 3, 2010.

The agreement pertaining to Mr. Bostrom was filed as an exhibit to our Form 10-K/A filed on April 30, 2009.

Mr. Federico

We do not have an employment agreement with Mr. Federico.

Mr. Bisenius

We do not have an employment agreement with Mr. Bisenius.

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

The reasons for this shift toward compensation delivered entirely in cash were similar, in the case of director compensation, to some of those described above regarding the structural change in executive compensation (see “Overview — Executive Management Compensation Program — Overview of Program Structure”). However, the considerations underlying director and executive compensation differed in one key respect. There is no provision in the director compensation program for pay that varies depending on business results. While such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed in the case of directors as inconsistent with their oversight role.

Board compensation levels during conservatorship are shown in the table below.

Table 85 — Board Compensation — 2010 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Business and Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

323	Freddie Mac

The following table summarizes the 2010 compensation provided to all persons who served as non-employee directors during 2010.

Table 86 — 2010 Director Compensation

				Change in Pension Value and
	Fees Earned or	Stock	Option	Nonqualified Deferred	All Other
Name	Paid in Cash	Awards	Awards	Compensation Earnings(4)	Compensation(5)	Total

B. Alexander(1)	$43,750	$—	$—	$—	$10,000	$53,750
R. Glauber(2)(3)	180,000	—	—	—	10,000	190,000
N. Retsinas(2)	160,000	—	—	—	4,500	164,500
L. Bammann	173,750	—	—	—	2,500	176,250
C. Byrd	170,000	—	—	—	—	170,000
L. Hirsch	160,000	—	—	—	10,000	170,000
J. Koskinen	290,000	—	—	—	10,000	300,000
C. Lynch	185,000	—	—	—	—	185,000
C. Rose(1)	34,348	—	—	—	—	34,348
E. Shanks, Jr.	170,000	—	—	—	10,000	180,000
A. Williams	167,500	—	—	—	—	167,500

(1)	The amount represents partial annual compensation for the period served during 2010. Ms. Alexander chose not to stand for re-election to the Board in March 2010 and Mr. Rose joined the Board in October 2010. Because the termination of her service as director did not result from death, disability or retirement, Ms. Alexander forfeited 5,043 unvested RSUs upon her termination of service.
(2)	At December 31, 2010, the aggregate number of common shares underlying the outstanding RSU awards that had not vested and were held by each non-employee director was as follows: Mr. Glauber — 2,970 shares; and Mr. Retsinas — 2,970 shares.
(3)	At December 31, 2010, the aggregate number of common shares underlying outstanding option awards, exercisable and unexercisable, held by each non-employee director was as follows: Mr. Glauber — 1,822 shares.
(4)	We do not have any pension or retirement plans for our non-employee directors.
(5)	In 2010, the Freddie Mac Foundation provided a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $10,000 per director per calendar year. Matching contributions made to charities designated by the non-employee directors were as follows: Ms. Alexander, $10,000; Ms Bammann, $2,500; Mr. Glauber, $10,000; Mr. Koskinen, $10,000; Mr. Retsinas, $4,500; Mr. Hirsch, $10,000; and Mr. Shanks, Jr., $10,000.

Indemnification.  We have also made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “— Written Agreements Relating to Employment of CEO and CFO.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our only class of voting stock is our common stock. The following table shows the beneficial ownership of our common stock as of February 15, 2011 by our current directors, our Named Executive Officers, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 15, 2011, each director and Named Executive Officer, and all of our

324	Freddie Mac

directors and executive officers as a group, owned less than 1% of our outstanding common stock. The information presented below is based on information provided to us by the individuals or entities specified in the table.

Table 87 — Stock Ownership by Directors, Executive Officers, and Greater-Than-5% Holders As of February 15, 2011

		Common Stock			Total
		Beneficially		Stock Options	Common
		Owned		Exercisable	Stock
		Excluding		Within 60 Days of	Beneficially
Name	Position	Stock Options(1)		February 15, 2011	Owned(1)

Linda B. Bammann	Director	0		0	0
Carolyn H. Byrd	Director	0		0	0
Robert R. Glauber	Director	5,533	(2)	1,822	7,355
Laurence E. Hirsch	Director	0		0	0
John A. Koskinen	Director	0		0	0
Christopher S. Lynch	Director	0		0	0
Nicolas P. Retsinas	Director	7,791	(3)	0	7,791
Clayton S. Rose	Director	0		0	0
Eugene B. Shanks, Jr.	Director	0		0	0
Anthony A. Williams	Director	0		0	0
Charles E. Haldeman, Jr.	Chief Executive Officer	0		0	0
Ross J. Kari	EVP — Chief Financial Officer	0		0	0
Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	66,095	(4)	11,950	78,045
Peter J. Federico	EVP — Investments & Capital Markets and Treasurer	60,014	(5)	19,390	79,404
Donald J. Bisenius	EVP — Single Family Credit Guarantee	23,952	(6)	23,820	47,772
All directors and executive officers as a group (25 persons)		430,947	(7)	180,690	611,637

5% Holder	Common Stock Beneficially Owned		Percent of Class

U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable	(8)	79.9%

(1)	Includes shares of stock beneficially owned as of February 15, 2011. Also includes RSUs vesting within 60 days of February 15, 2011. An RSU represents a conditional contractual right to receive one share of our common stock at a specified future date. See “Executive Compensation — Compensation Discussion and Analysis” above for more information.
(2)	Includes 5,322 RSUs and 211 dividend equivalents on RSUs.
(3)	Includes 3,896 RSUs and 106 dividend equivalents on RSUs.
(4)	Includes 21,447 RSUs.
(5)	Includes 20,991 RSUs.
(6)	Includes 7,238 RSUs.
(7)	Includes 131,675 RSUs and 317 dividend equivalents on RSUs.
(8)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2010. Our stockholders have approved the ESPP, the 2004 Employee Plan, the 1995 Employee Plan, and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

Table 88 — Common Stock

Number of securities
	Number of securities		remaining available for
	to be issued		future issuance under
	upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants, and rights	in column (a))

Equity compensation plans approved by stockholders	4,603,736 (1)	$42.68 (2)	33,395,665 (3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 1,421,284 restricted stock units and shares of restricted stock issued under the Directors’ Plan, the 1995 Employee Plan, and the 2004 Employee Plan.
(2)	For the purpose of calculating this amount, the restricted stock units and shares of restricted stock are assigned a value of zero.
(3)	Includes 25,962,031 shares, 5,845,739 shares, and 1,587,895 shares available for issuance under the 2004 Employee Plan, the ESPP, and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

325	Freddie Mac

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Governing Related Person Transactions

The Board has adopted a written policy governing the approval of related person transactions. This policy sets forth procedures for the review and approval or ratification of transactions involving related persons, which consist of any person who is, or was at any time since the beginning of our last completed fiscal year, a director, a director nominee, an executive officer, or an immediate family member of any of the foregoing persons.

Under authority delegated by the Board, the Executive Vice President — General Counsel & Corporate Secretary, or the General Counsel, and the Nominating and Governance Committee (or its Chair under certain circumstances), each, an Authorized Approver, are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which: (a) the aggregate amount involved exceeded or is expected to exceed $120,000; (b) we were or are expected to be a participant; and (c) any related person had or will have a direct or indirect material interest. The Related Person Transactions Policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual conflict of interest or the appearance of a conflict or improper benefit to a related person, and thus not subject to review.

Our Legal Division assesses whether any proposed transaction involving a related person is covered by the Related Person Transactions Policy. If so, the transaction is reviewed by the appropriate Authorized Approver. In consultation with the Chair of the Nominating and Governance Committee, the General Counsel may refer any proposed transaction to the Nominating and Governance Committee for review and approval.

If possible, approval of a related person transaction is obtained prior to the effectiveness or consummation of the transaction. If advance approval of a related person transaction by the appropriate Authorized Approver is not feasible or otherwise not obtained, then the transaction is considered promptly by the appropriate Authorized Approver to determine whether ratification is warranted.

In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver reviews and considers all relevant information which may include: (a) the nature of the related person’s interest in the transaction; (b) the approximate total dollar value of, and extent of the related person’s interest in, the transaction; (c) whether the transaction was or would be undertaken in the ordinary course of our business; (d) whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and (e) the purpose, and potential benefits to us, of the transaction.

Corporate Governance Guidelines

In March 2010, the Board adopted our amended Corporate Governance Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf.

Director Independence

The non-employee members of the Board evaluated the independence, as defined in both Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of the members of our Board who have served in 2011, each of whom also served on our Board in 2010, and Barbara T. Alexander, who served on our Board until March 2010. In connection with that evaluation, the non-employee members of the Board determined that all current members of our Board (other than Charles E. Haldeman, Jr., our CEO) and Ms. Alexander were independent during their service in 2010 and 2011. Mr. Haldeman is not considered an independent director because he is our CEO.

The non-employee members of the Board also concluded that all current members of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are independent within the meaning of both Sections 4 and 5 of our Guidelines and Section 303A.02 of the NYSE Listed Company Manual. The non-employee members of the Board also determined that all current members of the Audit Committee are independent within the meaning of Rule 10A-3 promulgated under the Exchange Act, and Section 303A.06 of the NYSE Listed Company Manual.

In determining the independence of each Board member, the non-employee members of the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or when aggregated with other relationships, would constitute a material relationship between the Director and us that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•	Board Memberships With For-Profit Business Partners. Mses. Alexander, Bammann, and Byrd and Messrs. Glauber, Lynch, Retsinas, and Rose serve as directors, and Mr. Shanks serves as a consultant to the board of directors, of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of

326	Freddie Mac

those companies and us, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships did not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

•	Board Memberships With Charitable Organizations To Which We Have Made Contributions. Messrs. Koskinen, Retsinas, and Williams or their immediate family members serve or served as board members or trustees of charitable organizations that have received monetary contributions from us, the Freddie Mac Foundation or contributions by our executive officers within the last three fiscal years. In each case, the total annual amount contributed was below the applicable threshold in our Guidelines that would require a specific determination that the Board member is independent in spite of the contribution. The non-employee members of the Board considered the contributions and the nature of the organizations and concluded that those relationships with charitable organizations did not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

•	Board Members Who Are Executive Officers Or Employees Of Business Partners. Mr. Williams was appointed as Executive Director of the Government Practice at The Corporate Executive Board Company in January 2010. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. In 2008, 2009, 2010 and 2011 year-to-date, we paid CEB $664,200, $362,100, $515,700 and $347,300, respectively, for memberships in certain of CEB’s subject-matter interest groups. Currently, we are a member of 11 CEB groups, and in 2008, 2009 and 2010 we were a member of 23, 11 and 12 groups, respectively. The annual amounts of our payments to CEB in 2008 and 2009 were substantially below 2% of CEB’s annual revenues for the applicable years and the 2010 and 2011 payments are substantially less than 2% of CEB’s 2009 revenues (the latest year for which CEB revenue is publicly available). Therefore, under our Guidelines, those annual payments do not preclude the non-employee members of the Board from concluding that Mr. Williams is independent. The non-employee members of the Board considered those payments and the nature and extent of the relationship between us and CEB and concluded that this business relationship did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our Director.

•	Financial Relationships with For-Profit Business Partners. Since 2005, Ms. Bammann has owned stock of JPMorgan Chase & Co., or JPMorgan. In the aggregate, this stock represents a material portion of her net worth. JPMorgan conducts significant business with Freddie Mac, including, among other things, as a single-family and multifamily seller/servicer, as an underwriter of our debt and mortgage securities and as a capital markets counterparty. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Ms. Bammann has agreed to recuse herself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which she is a member (including the Business and Risk Committee, which she chairs), and that relate directly to JPMorgan, and that therefore might affect the value of her JPMorgan stock. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.

In evaluating Ms. Bammann’s independence in light of her ownership of JPMorgan stock, the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with JPMorgan, actions previously undertaken by the Board through the Business and Risk Committee relating to JPMorgan and any potential impact that her stock ownership might have on her independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Ms. Bammann’s recusal arrangement concerning JPMorgan would address any actual or potential conflicts of interest that might arise with respect to her ownership of JPMorgan stock. Accordingly, the non-employee members concluded that Ms. Bammann’s ownership of JPMorgan stock does not constitute a material relationship between her and Freddie Mac that would impair her independence as a Freddie Mac Director.

Mr. Rose receives an annuity from JPMorgan in connection with his retirement from that firm in 2001. The amount of Mr. Rose’s annuity is fixed and does not depend in any way on JPMorgan’s revenues or profits. In evaluating the impact of Mr. Rose’s annuity from JPMorgan on his independence, the non-employee members of the Board considered the structure of the annuity, the amount of the annuity as a percentage of Mr. Rose’s annual adjusted gross income, and Freddie Mac’s business relationship with JPMorgan. The non-employee members of the Board also were informed that Mr. Rose had agreed to recuse himself from discussing or acting upon any matter to be considered by our Board that could threaten the viability of JPMorgan. The non-employee members of the Board concluded that Mr. Rose’s JPMorgan annuity does not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac Director.

327	Freddie Mac

Board Diversity

The Board identifies Director nominees or candidates when the Conservator has requested that the Board identify candidates for the Conservator to consider for election by written consent and when there is a vacancy on the Board, at which time the Board may exercise the authority delegated to it by the Conservator to fill such vacancies, subject to review by the Conservator.

Our charter provides that our Board must at all times have at least one person from the homebuilding, mortgage lending, and real estate industries, and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. In addition, the examination guidance for corporate governance issued by FHFA provides that in identifying individuals for nomination for election to the Board, the Board should consider the knowledge of such individuals, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation.

In addition, our Guidelines explain that we seek to have a diversity of talent on the Board and that candidates are selected, in part, for their experience and expertise. The Guidelines also explain that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.

FHFA has also adopted a final rule regarding minority and women inclusion that became effective on January 28, 2011. The final rule implements section 1116 of HERA and requires us to, among other things, promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including in the election of directors.

The Board does not currently have, but is developing, a formal policy with regard to the consideration of diversity in identifying director nominees and candidates, as required by these regulations.

Board Leadership Structure and Role in Risk Oversight

The positions of Chief Executive Officer and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator when it appointed separate individuals to hold those two positions in September 2008. The examination guidance for corporate governance issued by FHFA provides that once separated, the functions of the Chief Executive Officer and the Non-Executive Chairman of the Board should remain separated until such time as the Director of FHFA determines otherwise.

The responsibility for risk oversight is shared by two committees of the Board, the Business and Risk Committee and the Audit Committee. The Business and Risk Committee is responsible for assisting the Board in the oversight, on an enterprise-wide basis, of our risk management framework, including management of credit risk (including counterparty risk), market risk (including interest rate and liquidity risk), model risk, operational risk, strategic risk, and reputation risk. The risk oversight responsibilities of the Audit Committee include reviewing: (a) management’s guidelines and policies governing the processes for assessing and managing our risks; and (b) our major financial risk exposures (including but not limited to market, credit, and operational risks) and the steps management has taken to monitor and control such exposures.

The Business and Risk Committee and the Audit Committee generally meet in joint session at least quarterly to carry out their respective risk oversight responsibilities on behalf of the Board. The membership of those two committees collectively consists of all members of the Board except Messrs. Koskinen and Haldeman, who generally also attend the joint sessions. Copies of the Charters of the Audit Committee and the Business and Risk Committee are available on our website at http://www.freddiemac.com/governance/bd_committees.html.

The Chief Enterprise Risk Officer reports regularly to the joint meetings of the Business and Risk Committee and the Audit Committee. In addition, the Chief Credit Officer reports regularly to the Business and Risk Committee. The Chief Enterprise Risk Officer and the Chief Credit Officer also report to the full Board as appropriate.

For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”

Transactions with 5% Shareholders

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed in “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” and “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” as well as in “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS,”

328	Freddie Mac

and “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government since the beginning of 2010.

FHFA, as conservator, approved the Purchase Agreement and our administrative role in the MHA Program and the Memorandum of Understanding with Treasury, FHFA, and Fannie Mae (see “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative”). The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

Transactions with Institutions Related to Directors

In the ordinary course of business, we were a party during 2010, and expect to continue to be a party during 2011, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. The only such transaction that is required to be disclosed under SEC rules is described below.

Mr. Williams joined our Board in December 2008. In January of 2010, he was appointed Executive Director of the Government Practice at CEB. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. We purchased memberships in certain membership groups, and paid CEB $515,700 and $347,300 for those memberships, in 2010 and 2011 year-to-date, respectively.

This transaction was not required to be reviewed, approved or ratified under our Related Person Transactions Policy because the Board concluded that our business relationship with CEB did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our director.

Transactions with Institutions Related to Executive Officers

Mr. Renzi joined us in April 2010 as our Executive Vice President — Single Family Portfolio Management. Prior to that, he served as the Chief Operating Officer of GMAC Residential Capital and as President of GMAC Mortgage Corporation. That employment ended in March 2010.

GMAC Residential Capital, LLC, GMAC Mortgage Corporation, GMAC Mortgage, LLC, and Residential Funding Company, LLC are all affiliated entities, and are now reorganized as subsidiaries of Ally Financial Inc., or Ally.

GMAC Mortgage, LLC, is a seller/servicer that sold mortgages to Freddie Mac with an aggregate unpaid principal balance of approximately $15.7 billion in 2010, and mortgages with an aggregate unpaid principal balance of approximately $2.9 billion through February 10, 2011.

GMAC Mortgage, LLC and Residential Funding Company, LLC (indirect subsidiaries of Ally) are seller/servicers that together serviced and subserviced for an affiliated entity approximately 3% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2010. In 2011, these entities continue to service and subservice our single-family loans in our single-family credit guarantee portfolio, and we expect that selling and servicing relationship to continue for full year 2011.

In addition, in March 2010, we entered into an agreement with GMAC Mortgage, LLC and Residential Funding Company, LLC under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009.

Mr. Renzi’s relationship with these entities included the following:

•	Mr. Renzi’s 2010 performance metrics for his role as Chief Operating Officer at GMAC Residential Capital, upon which his 2010 year end performance assessment would have been based, included maintaining superior servicing performance in its relationship with each of Freddie Mac, Fannie Mae, and HUD. Because Mr. Renzi left that employment in March 2010 (prior to his affiliation with us), he did not receive any bonus payments based on this performance metric.

•	At the time Mr. Renzi joined us, he was entitled to payments from Ally consisting of unpaid deferred stock units granted during his employment. At that time, the remaining payments had an aggregate grant date value of

329	Freddie Mac

approximately $860,000. The aggregate amount actually paid may be either higher or lower based on Ally’s value. Payments are scheduled to be made in cash semi-monthly and will continue through March 2015.

•	Mr. Renzi also had outstanding RSUs when he left his employment. The RSUs vested on December 31, 2010 with a value at vesting of approximately $46,478. The vesting of the RSUs was based solely on the passage of time and was not related to any performance metric relating to Mr. Renzi, Freddie Mac or Ally.

In order to eliminate any potential conflict of interest, Mr. Renzi, in his capacity as an employee of Freddie Mac, has been, and will continue to be, recused from any transactions with or decisions relating to Ally or its affiliates through such time that he has received his last payment from Ally and its affiliates. Specifically, Mr. Renzi has been recused from serving as the final decision-maker, and from influencing final decisions, relating to: (a) any and all aspects of Freddie Mac’s relationship with Ally or its affiliates pertaining to both performing and non-performing loan servicing; (b) any other business transactions with Ally or its affiliates or their status as a counterparty with us; or (c) reviews of Ally or its affiliates by our MHA — Compliance function under the Financial Agency Agreement with Treasury.

Mr. Renzi’s relationship with Ally and its affiliates was not required to be reviewed, approved or ratified under our Related Person Transactions Policy because Mr. Renzi, in his capacity as an employee, is recused from any involvement in transactions with or decisions relating to Ally and its affiliates for the period that he is receiving payments on unpaid stock units. For this reason, Mr. Renzi does not have a material interest in our relationship with Ally or its affiliates.

Conservatorship Agreements

Treasury, FHFA, and the Board of Governors of the Federal Reserve System have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Purchase Agreement” and “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business,” “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Description of Fees

The following is a description of fees billed to us by PricewaterhouseCoopers LLP, our independent public accountants, during 2010 and 2009.

Table 89 — Auditor Fees(1)

	2010	2009

Audit Fees(2)	$29,484,646	$42,913,079
Audit-Related Fees(3)	18,000	18,000
Tax Fees(4)	3,050,000	4,295,000
All Other Fees(5)	148,805	—

Total	$32,701,451	$47,226,079

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $436,051 and $1,295,736 for 2010 and 2009, respectively.
(2)	Audit fees include fees and expenses billed by PricewaterhouseCoopers in connection with the SAS 100 quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. The audit fees billed during 2010 include fees and expenses related to the 2009 ($8,839,260) and 2010 ($20,645,386) audits. In addition to the amounts shown above, approximately $8.1 million of fees and reimbursable expenses will be billed in 2011 for the 2010 audit. The audit fees billed during 2009 include fees and expenses related to the 2008 ($14,318,278) and 2009 ($28,594,801) audits. Audit fees of $95,542 and $81,300 in 2010 and 2009, respectively, related to the Freddie Mac Foundation are excluded because these fees are incurred and paid separately by the Freddie Mac Foundation.
(3)	The 2010 and 2009 audit-related fees resulted from our Comperio subscription ($18,000) renewals.
(4)	Tax fees in 2010 include fees for providing non-audit tax compliance services relating to the preparation of 2009 tax returns, preparation of quarterly estimated tax calculations and other services relating to improving Freddie Mac’s annual tax compliance process ($3,000,000), as well as process documentation services and tax accounting method change services ($50,000). The tax fees billed in 2009 covered services related to the preparation of 2008 tax returns, preparation of quarterly estimated tax calculations and other services related to improving Freddie Mac’s annual tax compliance process ($3,500,000), as well as process documentation services and tax accounting method change services ($295,000). Additionally, $500,000 of the 2010 tax fees were billed in 2009 upon execution of the non-audit tax compliance services engagement letter.
(5)	All other fees for 2010 ($148,805) resulted from fees and expenses billed by PricewaterhouseCoopers for the performance of advisory services related to management’s reorganization of our Finance Division.

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

330	Freddie Mac

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

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2009 and 2010.

331	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this annual report on Form 10-K are included in Part II, Item 8.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

An Exhibit Index has been filed as part of this annual report on Form 10-K beginning on page E-1 and is incorporated herein by reference.

332	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John A. Koskinen	Non-Executive Chairman of the Board	February 24, 2011
John A. Koskinen

/s/ Charles E. Haldeman, Jr.	Chief Executive Officer	February 24, 2011
Charles E. Haldeman, Jr.	(Principal Executive Officer)

/s/ Ross J. Kari	Executive Vice President — Chief Financial Officer	February 24, 2011
Ross J. Kari	(Principal Financial Officer)

/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 24, 2011
Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

/s/ Linda B. Bammann*	Director	February 24, 2011
Linda B. Bammann

/s/ Carolyn H. Byrd*	Director	February 24, 2011
Carolyn H. Byrd

/s/ Robert R. Glauber*	Director	February 24, 2011
Robert R. Glauber

/s/ Laurence E. Hirsch*	Director	February 24, 2011
Laurence E. Hirsch

/s/ Christopher S. Lynch*	Director	February 24, 2011
Christopher S. Lynch

/s/ Nicolas P. Retsinas*	Director	February 24, 2011
Nicolas P. Retsinas

/s/ Clayton S. Rose*	Director	February 24, 2011
Clayton S. Rose

/s/ Eugene B. Shanks, Jr.*	Director	February 24, 2011
Eugene B. Shanks, Jr.

/s/ Anthony A. Williams*	Director	February 24, 2011
Anthony A. Williams

*By:	/s/ Ross J. Kari
Ross J. Kari
Attorney-in-Fact

333	Freddie Mac

GLOSSARY

The Glossary includes acronyms and defined terms that are used throughout this Form 10-K.

1995 Employee Plan — 1995 Stock Compensation Plan, as amended

2004 Employee Plan — 2004 Stock Compensation Plan, as amended and restated June 6, 2008

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A loans, we categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.

AMT — Alternative Minimum Tax

AOCI — Accumulated other comprehensive income (loss), net of taxes

ARM — Adjustable-rate mortgage — A mortgage loan with an interest rate that adjusts periodically over the life of the mortgage loan based on changes in a benchmark index.

Board — Board of Directors

BPS — Basis points — One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.

Cash and other investments portfolio — Our cash and other investments portfolio is comprised of our cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and investments in non-mortgage-related securities.

CD&A — Compensation Discussion and Analysis

CEB — The Corporate Executive Board Company

CEO — Chief Executive Officer

CFO — Chief Financial Officer

Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

CMBS — Commercial mortgage-backed security — A security backed by mortgages on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate. Although the mortgage pools underlying CMBS can include mortgages financing multifamily properties and commercial properties, such as office buildings and hotels, the classes of CMBS that we hold receive distributions of scheduled cash flows only from multifamily properties. Military housing revenue bonds are included as CMBS within investments-related disclosures. We have not identified CMBS as either subprime or Alt-A securities.

CME — Freddie Mac Capital Markets Executionsm — A multifamily mortgage initiative in which we purchase loans pre-designated for securitization through an Other Guarantee Transaction.

Conforming loan/Conforming jumbo loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize.

334	Freddie Mac

The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000 with higher limits in certain “high-cost” areas.

Beginning in 2008, the conforming loan limits were increased for mortgages originated in certain “high-cost” areas above the conforming loan limits. In addition, conforming loan limits for certain high-cost areas were increased temporarily (up to $729,250 for a one-family residence). Actual loan limits are set by FHFA for each county (or equivalent) and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with UPB exceeding $417,000 as conforming jumbo loans.

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

Covered Officer — Those executives in the following positions, each of whom are compensated pursuant to the Executive Management Compensation Program: (a) Chief Executive Officer; (b) Chief Operating Officer; (c) Chief Financial Officer; (d) all Executive Vice Presidents; and (e) all Senior Vice Presidents. Each of the Named Executive Officers is a Covered Officer.

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

Directors’ Plan — 1995 Directors’ Stock Compensation Plan, as amended and restated

Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act.

DSCR — Debt Service Coverage Ratio — An indicator of future credit performance for multifamily loans. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation.

Duration — The weighted average maturity of a financial instrument’s cash flows. Duration is used as a measure of a financial instrument’s price sensitivity to changes in interest rates.

Duration gap — A measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities. We present the duration gap of our financial instruments in units expressed as months. A duration gap of zero implies that the change in value of our interest rate sensitive assets from an instantaneous change in interest rates would be expected to be accompanied by an equal and offsetting change in the value of our debt and derivatives, thus leaving the net fair value of equity unchanged.

EDCP — Executive Deferred Compensation Plan

Effective rent — The average rent paid by the tenant over the term of a lease. Does not include discounts for concessions, or premiums, such as for non-standard lease terms.

335	Freddie Mac

ESPP — Employee Stock Purchase Plan

Euribor — Euro Interbank Offered Rate

EVP — Executive Vice President

Exchange Act — Securities and Exchange Act of 1934, as amended

Executive Compensation Program — Executive Management Compensation Program, as amended and restated

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

Freddie Mac mortgage-related securities — Securities we issue and guarantee, including PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions.

GAAP — Generally accepted accounting principles

Ginnie Mae — Government National Mortgage Association

GSE Act — The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Reform Act.

GSEs — Government sponsored enterprises — Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae, and the FHLBs.

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors.

Guidelines — Corporate Governance Guidelines, as revised

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

HERA — The Housing and Economic Recovery Act of 2008

336	Freddie Mac

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

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and single-family and multifamily mortgage loans. Our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, when PCs and certain Other Guarantee Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt.

337	Freddie Mac

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

MRA — Matter requiring attention

Multifamily mortgage — A mortgage loan secured by a property with five or more residential rental units.

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as those underlying non-consolidated Freddie Mac mortgage-related securities, and other guarantee commitments, but excluding those underlying our guarantees of HFA bonds under the HFA Initiative.

NASD — National Association of Securities Dealers

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

NIBP — New Issue Bond Program

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

Option ARM loan — Mortgage loans that permit a variety of repayment options, including minimum, interest only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. For our non-agency mortgage-related securities that are backed by option ARM loans, we categorize securities as option ARM if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM securities as either subprime or Alt-A securities.

OTC — Over-the-counter

Other guarantee commitments — Mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.

Other Guarantee Transactions — Transactions in which third parties transfer non-Freddie Mac mortgage-related securities to trusts specifically created for the purpose of issuing mortgage-related securities, or certificates, in the Other Guarantee Transactions.

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

Pension Plan — Employees’ Pension Plan

Pension SERP Benefit — The component of the SERP that relates to the Pension Plan.

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

338	Freddie Mac

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009 and December 24, 2009.

QSPE — Qualifying Special Purpose Entity — A term used within the former accounting standards on transfers and servicing of financial assets to describe a particular trust or other legal vehicle that was demonstrably distinct from the transferor, had significantly limited permitted activities and could only hold certain types of assets, such as passive financial assets. Prior to January 1, 2010, the securitization trusts that were used for the administration of cash remittances received on the underlying assets of our PCs and REMICs and Other Structured Securities were QSPEs and, as such, they were not consolidated.

Recorded Investment — The dollar amount of a loan or security recorded on our consolidated balance sheets, excluding any valuation allowance, such as the allowance for loan losses, but which does reflect direct write-downs of the investment. For mortgage loans, direct write-downs consist of valuation allowances associated with recording our initial investment in loans acquired with evidence of credit deterioration at the time of purchase.

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

Related Persons Transaction Policy — Written policy governing the approval of related person transactions.

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

REMIC — Real Estate Mortgage Investment Conduit — A type of multiclass mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors.

REMICs and Other Structured Securities (or in the case of Multifamily securities, Other Structured Securities) — Single- and multiclass securities issued by Freddie Mac that represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. REMICs and Other Structured Securities that are single-class securities pass through the cash flows (principal and interest) on the underlying mortgage-related assets. REMICs and Other Structured Securities that are multiclass securities divide the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors. Our principal multiclass securities qualify for tax treatment as REMICs.

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

ROA — Return on assets

RSU — Restricted stock unit

S&P — Standard & Poor’s

SD — Significant deficiencies

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

Senior preferred stock — The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

339	Freddie Mac

Seriously delinquent — Single-family mortgage loans that are three monthly payments or more past due or in the process of foreclosure as reported to us by our servicers.

SERP — Supplemental Executive Retirement Plan

Short sale — Typically an alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment or promissory note from the borrower) that are less than the outstanding mortgage indebtedness.

Single-family credit guarantee portfolio — Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, and single-family loans underlying non-consolidated Other Guarantee Transactions and covered by other guarantee commitments. Excludes our REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates and our guarantees under the HFA Initiative.

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

Subprime — Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Notwithstanding our historical characterizations of the single family credit guarantee portfolio, certain security collateral underlying our Other Guarantee Transactions have been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.

SVP — Senior Vice President

Swaption — An option contract to enter into an interest-rate swap. In exchange for an option premium, a buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.

TBA — To be announced

TCLFP — Temporary Credit and Liquidity Facility Program

TDC — Total direct compensation

TDR — Troubled debt restructuring — A type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties.

Thrift/401(k) SERP Benefit — The component of the SERP that relates to the Thrift/401(k) Savings Plan.

TIO — Target Incentive Opportunity

Total comprehensive income (loss) — Consists of net income (loss) plus changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.

Total mortgage portfolio — Includes mortgage loans and mortgage-related securities held on our consolidated balance sheets as well as the balances of our non-consolidated issued and guaranteed single-class and multiclass securities, and other mortgage-related financial guarantees issued to third parties.

340	Freddie Mac

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

341	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on June 7, 2010)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.11
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 26, 2001 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.12
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

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

4.26
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 7, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 24, 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed on May 5, 2010)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 7, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 29, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 7, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
Federal Home Loan Mortgage Corporation Amendment to Restricted Stock Units Agreements and Performance Restricted Stock Units Agreements, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

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

10.15
Third Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.16
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.17
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.18
Federal Home Loan Mortgage Corporation Employee Stock Purchase Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.19
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.20
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.21
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.22
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards since 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.23
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.24
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.25
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.26
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.27
2009 Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.28
2009 Long-Term Incentive Award Program, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.29
Forms of award agreements under 2009 Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.30
2010 Vice President and Non-Officer Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 9, 2010)†

10.31	Officer Severance Policy, dated January 24, 2011†
10.32
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

10.34
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
10.37
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.38
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.39
FHFA Conservatorship Retention Program, Executive Vice President and Senior Vice President, Parameters Document, September 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.40
Form of cash retention award for executive officers for awards in September 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.41
Executive Management Compensation Program (as amended and restated as of October 11, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 13, 2010)†

10.42
Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.43	Executive Management Compensation Recapture Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009)†
10.44
Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.45
Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.46
Restrictive Covenant and Confidentiality Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.47
Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.48
Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.49
Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.50
Letter Agreement dated January 24, 2006 between Freddie Mac and Robert E. Bostrom (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K/A, as filed on April 30, 2009)†

10.51
Form of Restrictive Covenant and Confidentiality Agreement between Freddie Mac and Robert E. Bostrom (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.52	Restrictive Covenant and Confidentiality Agreement, dated March 1, 2006, between Freddie Mac and Peter J. Federico†
10.53	Restrictive Covenant and Confidentiality Agreement, dated March 11, 2001, between Freddie Mac and Donald J. Bisenius†

E-5	Freddie Mac

Exhibit No.	Description*

10.54	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†
10.55	PC Master Trust Agreement dated November 29, 2010
10.56
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.57
Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.58
Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.59
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

10.60
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

10.61
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

10.62	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

E-6	Freddie Mac