Form 10-Q
period 2011-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2011-05-04
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of April 22, 2011, there were 649,688,423 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

FINANCIAL STATEMENTS

iii	Freddie Mac

PART I — FINANCIAL INFORMATION

We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator. See “BUSINESS — Conservatorship and Related Matters” in our Annual Report on Form 10-K for the year ended December 31, 2010, or 2010 Annual Report, for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS,” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our 2010 Annual Report; and (b) the “BUSINESS” section of our 2010 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2011, included in “FINANCIAL STATEMENTS,” and our 2010 Annual Report.

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

Summary of Financial Results

Our financial performance in the first quarter of 2011 improved compared to the first quarter of 2010, even though we continued to be impacted by the ongoing weakness in the economy, including the mortgage market. Our total comprehensive income (loss) was $2.7 billion and $(1.9) billion for the first quarters of 2011 and 2010, respectively, consisting of: (a) a net income (loss) of $676 million and $(6.7) billion, respectively, reflecting reductions in both derivative losses and provision for credit losses in the first quarter of 2011 compared to the first quarter of 2010; and (b) $2.1 billion and $4.8 billion of changes in AOCI, respectively, primarily resulting from improved fair values on available-for-sale securities.

Our total equity was $1.2 billion at March 31, 2011 reflecting total comprehensive income of $2.7 billion during the first quarter of 2011, partially offset by our dividend payment of $1.6 billion on our senior preferred stock on March 31, 2011. As a result of our positive net worth at March 31, 2011, FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement.

Also contributing to total equity was cash proceeds received of $500 million from a draw under Treasury’s funding commitment on March 31, 2011, related to our deficit in net worth at December 31, 2010. As a result of this draw from Treasury under the Purchase Agreement, the aggregate liquidation preference of Treasury’s senior preferred stock increased to $64.7 billion at March 31, 2011.

1	Freddie Mac

Our Primary Business Objectives

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency. Our business objectives reflect, in part, direction we have received from the Conservator. We also have a variety of different, and potentially competing, objectives based on our charter, public statements from Treasury and FHFA officials, and other guidance from our Conservator. For more information, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business” in our 2010 Annual Report.

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage which represents the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity. We estimate that we, Fannie Mae, and Ginnie Mae collectively continued to guarantee more than 90% of the single-family conforming mortgages originated during the first quarter of 2011.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have pulled out, as evidenced by the events of the last three years.

During the first quarter of 2011, we guaranteed $95.7 billion in UPB of single-family conforming mortgage loans representing more than 430,000 borrowers who purchased homes or refinanced their mortgages. Relief refinance mortgages with LTV ratios of 80% and above represented approximately 15% of our total single-family credit guarantee portfolio purchases in the first quarter of 2011.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers and homeowners lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that prior to 2007 the average effective interest rates on conforming single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, there have been fewer sources of mortgage funds, and we estimate that interest rates on conforming loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In March 2011, we estimate that borrowers were paying an average of 61 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

Reducing Foreclosures and Keeping Families in Homes

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives during the housing crisis to help eligible borrowers, including our relief refinance mortgage initiative, which is our implementation of HARP. In the first quarter of 2011, we helped more than 62,000 borrowers either stay in their homes or sell their properties and avoid foreclosure through HAMP and our various other workout programs. In March 2011, FHFA announced it had extended HARP to June 30, 2012 for qualifying borrowers. Table 1 presents our recent single-family loan workout activities.

2	Freddie Mac

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	03/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010
	(number of loans)

Loan modifications	35,158	37,203	39,284	49,562	44,228
Repayment plans	9,099	7,964	7,030	7,455	8,761
Forbearance agreements(2)	7,678	5,945	6,976	12,815	8,858
Short sales and deed-in-lieu transactions	10,706	12,097	10,472	9,542	7,064

Total single-family loan workouts	62,641	63,209	63,762	79,374	68,911

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

We continue to execute a high volume of loan workouts. Highlights of these efforts include the following:

•	We completed 62,641 single-family loan workouts during the first quarter of 2011, including 35,158 loan modifications and 10,706 short sales and deed-in-lieu transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 119,690 loan modifications under HAMP from the introduction of the initiative in 2009 through March 31, 2011 and, as of March 31, 2011, 19,897 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

In addition to these efforts, we continue to focus on assisting consumers through outreach and other efforts. These efforts included: (a) meeting with borrowers nationwide in foreclosure prevention workshops; (b) operating a Borrower Help Network to provide distressed borrowers with free one-on-one counseling; and (c) in instances where foreclosure has occurred, allowing affected families who qualify to rent back their homes for a limited period of time. In recent periods, we also increased our efforts to directly assist our servicers by increasing our servicing staff.

For more information about HAMP, other loan workout programs, and our relief refinance mortgage initiative, and other options to help eligible borrowers, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Portfolio Management Activities — MHA Program” and “— Loan Workout Activities.”

Minimizing Credit Losses

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for possible modification under HAMP before considering other workout alternatives. If a borrower is not eligible for a modification under HAMP, our seller/servicers pursue other workout options before considering foreclosure.

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we incur;

•	managing foreclosure timelines to the extent possible, given elongated state timelines;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

We have contractual arrangements with our seller/servicers under which they agree to provide us with mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include requiring the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. As of March 31, 2011, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.4 billion, and approximately 38% of these requests were outstanding for more than four months since issuance of our initial repurchase request. The amount we expect to collect on the outstanding requests is significantly less than the UPB amount primarily because many of these requests will likely be satisfied by reimbursement of our realized losses by seller/servicers, or may be rescinded in the course of the contractual appeals process. During 2010, we entered into agreements with certain of our seller/servicers to release specified loans in

3	Freddie Mac

their portfolios from certain repurchase obligations in exchange for one-time cash payments. We may enter into similar agreements or seek other remedies in the future. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers” for further information on our agreements with our seller/servicers.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, at the borrower’s expense, for certain mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $587 million and $294 million in the first quarter of 2011 and 2010, respectively, which helped to mitigate our credit losses.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop, consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. Pursuant to this directive, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae, which are designed to help servicers do a better job of engaging with homeowners and to bring greater accountability to the servicing industry. The aligned requirements include earlier and more frequent communication with borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, a consistent approach to modifications, and consistent timelines for processing foreclosures. This initiative will result in the alignment of the processes for both HAMP and non-HAMP workout solutions, and will be implemented over the course of 2011. We believe this effort will result in certain changes in our non-HAMP loan modification processes which may temporarily result in delays in these activities while the changes are implemented by us and our servicers. Servicers will also be subject to incentives and sanctions with respect to performance under these standards. Ultimately, we expect this effort will help streamline loss mitigation processes for servicers and delinquent borrowers, give servicers consistent guidance to help improve their servicing performance, and lay the foundation for industry benchmarks for responsible servicing that will benefit the housing finance system, servicers and consumers.

Maintaining the Credit Quality of New Loan Purchases and Guarantees

We continue to focus on maintaining underwriting standards that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income, over the long-term, that exceeds our anticipated credit-related and administrative expenses on such loans.

As of March 31, 2011, more than 40% of our single-family credit guarantee portfolio consisted of mortgage loans originated after 2008. Loans in our single-family credit guarantee portfolio originated after 2008 have experienced better serious delinquency trends in the early years of their terms than loans originated in 2005 through 2008.

We believe the credit quality of the single-family loans we have acquired in the first quarter of 2011 (excluding relief refinance mortgages, which represented approximately 30% of our single family purchase volume during the quarter) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and income documentation standards. The substantial majority of the single-family mortgages we purchased in the first quarter of 2011 were 30-year and 15-year fixed-rate mortgages. Approximately 85% of our single-family loan purchases in the first quarter of 2011 were refinance mortgages. Relief refinance mortgages with LTV ratios of 80% and above (which we refer to as HARP loans), may not perform as well as other refinance mortgages over time due, in part, to the continued high LTV ratios of these loans.

Table 2 presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at March 31, 2011.

4	Freddie Mac

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At March 31, 2011
					Serious
	% of	Average	Original	Current	Delinquency
	Portfolio	Credit Score(2)	LTV Ratio	LTV Ratio(3)	Rate(4)

Year of Origination
2011	2%	752	70%	68%	—%
2010	20	755	70	70	0.07
2009	21	755	68	71	0.31
2008	8	727	74	88	4.91
2007	11	707	77	107	11.26
2006	8	711	75	106	10.34
2005	9	718	73	92	6.05
2004 and prior	21	721	71	59	2.47

Total	100%	734	71	78	3.63

(1)	Based on the single-family credit guarantee portfolio, which totaled $1,815 billion at March 31, 2011, and includes relief refinance mortgage loans.
(2)	Based on FICO credit score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2011.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes since origination.
(4)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.

During the first quarter of 2011, the guarantee-related revenue from the mortgage guarantees issued after 2008 exceeded the credit-related and administrative expenses associated with these guarantees. Credit-related expenses consist of our provision for credit losses and REO operations expense. Mortgages originated after 2008 represent an increasingly large proportion of our single-family credit guarantee portfolio, as the amount of older vintages in the portfolio, which have a higher composition of loans with higher-risk characteristics, continues to decline due to liquidations, which include payoffs, repayments, refinancing activity, and foreclosures. We currently expect that, over time, the replacement of older vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement occurs has slowed in recent quarterly periods, due to a decline in the volume of home purchase mortgage originations and an increase in the proportion of relief refinance mortgage activity. See “Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment” for an analysis of the contribution to Segment Earnings (loss) by loan origination year.

Strengthening Our Infrastructure and Improving Overall Efficiency

We are working with our Conservator to both enhance the value of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. As such, we are investing considerable resources in an effort to improve our existing systems infrastructure. This long-term project will likely take several years to fully implement and focuses on making significant improvements to our systems infrastructure in order to: (a) improve risk management; (b) enhance the service we provide to our customers; and (c) improve operational efficiency. At the end of this effort, we expect to have an infrastructure in place that is more efficient, flexible and well-controlled which will assist us in our continued efforts to focus on reducing administrative expenses and other cost reduction measures.

We continue to actively monitor our general and administrative expenses, while also continuing to focus on retaining key talent. During the full year of 2010, we reduced our administrative expenses by $88 million, despite increasing the number of employees in our non-performing asset management group. Our general and administrative expenses continued to decline in the first quarter of 2011.

Single-Family Credit Guarantee Portfolio

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $64.3 billion, and have recorded an additional $4.6 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus have not been provisioned for, we believe, as of March 31, 2011, that we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

5	Freddie Mac

The UPB of our single-family credit guarantee portfolio increased slightly during the first quarter of 2011 to $1,815 billion at March 31, 2011 from $1,809 billion at December 31, 2010, since new loan purchase and guarantee activity exceeded the amount of liquidations. Table 3 provides certain credit statistics for our single-family credit guarantee portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	03/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010

Payment status —
One month past due	1.75%	2.07%	2.11%	2.02%	1.89%
Two months past due	0.65%	0.78%	0.80%	0.77%	0.79%
Seriously delinquent(1)	3.63%	3.84%	3.80%	3.96%	4.13%
Non-performing loans (in millions)(2)	$115,083	$115,478	$112,746	$111,758	$110,079
Single-family loan loss reserve (in millions)(3)	$38,558	$39,098	$37,665	$37,384	$35,969
REO inventory (in properties)	65,159	72,079	74,897	62,178	53,831
REO assets, net carrying value (in millions)	$6,261	$6,961	$7,420	$6,228	$5,411

	For the Three Months Ended
	03/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010
	(in units, unless noted)

Seriously delinquent loan additions(1)	97,646	113,235	115,359	123,175	150,941
Loan modifications(4)	35,158	37,203	39,284	49,562	44,228
Foreclosure starts ratio(5)	0.58%	0.73%	0.75%	0.61%	0.64%
REO acquisitions(6)	24,707	23,771	39,053	34,662	29,412
REO disposition severity ratio:(7)
California	44.5%	43.9%	41.9%	42.0%	43.9%
Florida	54.8%	53.0%	54.9%	53.8%	56.2%
Arizona	50.8%	49.5%	46.6%	44.3%	45.3%
Nevada	53.1%	53.1%	51.6%	49.4%	50.7%
Michigan	48.3%	49.7%	49.2%	47.2%	47.6%
Total U.S.	43.0%	41.3%	41.5%	39.2%	40.5%
Single-family credit losses (in millions)	$3,226	$3,086	$4,216	$3,851	$2,907

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the single-family credit guarantee portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	Our REO acquisition volume temporarily slowed in the fourth quarter of 2010 and first quarter of 2011 due to delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, which reduced our credit losses for these periods.
(7)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

The number of new serious delinquencies (i.e., seriously delinquent loan additions) declined in each of the last five quarters; however, our single-family credit guarantee portfolio continued to experience a high level of serious delinquencies and foreclosures in the first quarter of 2011 as compared to periods before 2009. Our servicers generally resumed foreclosures and we fully resumed marketing and sales of REO properties during the first quarter of 2011, which led to a high REO disposition volume during the quarter. Our REO inventory (measured in properties) declined in each of the last two quarters. The UPB of our non-performing loans also declined in the first quarter of 2011. This was the first decline in non-performing loans since the first half of 2006. However, the credit losses from our single-family credit guarantee portfolio were higher in the first quarter of 2011 than the first quarter of 2010, due in part to:

•	Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to our continued efforts to resolve our significant inventory of seriously delinquent loans. This inventory accumulated in prior periods due to the lengthening in the foreclosure and modification timelines caused by various suspensions of foreclosure transfers, process requirements for HAMP, and constraints in servicers’ capabilities to process large volumes of problem loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans still in our portfolio, we expect our credit losses will continue to remain high even if the volume of new serious delinquencies continues to decline.

6	Freddie Mac

•	Continued negative impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•	Continued decline in national home prices, based on our own index, which resulted in continued high loss severity ratios on our dispositions of REO inventory.

We believe our REO disposition severity ratio was impacted in the fourth quarter of 2010 and, to a lesser extent in the first quarter of 2011, particularly in the state of Florida, by temporary suspensions of REO sales by us and our seller/servicers in the latter part of 2010 related to concerns about deficiencies in foreclosure documentation practices. See “Mortgage Market and Economic Conditions — Concerns Regarding Deficiencies in Foreclosure Documentation Practices” for further information.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter the HAMP trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about factors affecting our reported delinquency rates.

Conservatorship and Government Support for our Business

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

On March 31, 2011, we received $500 million in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of December 31, 2010. This draw increased the aggregate liquidation preference of the senior preferred stock to $64.7 billion at March 31, 2011 from $64.2 billion at December 31, 2010. At March 31, 2011, our assets exceeded our liabilities under GAAP by $1.2 billion; therefore FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement.

We pay cash dividends to Treasury at an annual rate of 10%. We have paid cash dividends to Treasury of $11.6 billion life to date, an amount equal to 18% of our aggregate draws under the Purchase Agreement. As of March 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock of $6.5 billion exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods, even if our operating performance generates net income or comprehensive income.

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The $200 billion cap on Treasury’s funding commitment will increase as necessary to eliminate any net worth deficits we may have during 2010, 2011, and 2012. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For more information on conservatorship and the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” in our 2010 Annual Report.

Consolidated Financial Results

Net income (loss) was $0.7 billion and $(6.7) billion for the first quarters of 2011 and 2010, respectively. Key highlights of our financial results include:

•	Net interest income for the first quarter of 2011 increased slightly to $4.5 billion from $4.1 billion in the first quarter of 2010, mainly due to lower funding costs, partially offset by a decline in the average balances of mortgage-related securities and mortgage loans.

7	Freddie Mac

•	Provision for credit losses for the first quarter of 2011 decreased to $2.0 billion, compared to $5.4 billion for the first quarter of 2010. The provision for credit losses in the first quarter of 2011 primarily reflects a decline in the number of delinquent loan inflows, and a decline in the rate at which seriously delinquent loans ultimately transition to a loss event. The provision for credit losses in the first quarter of 2010 reflected increases in non-performing loans and serious delinquency rates in that period.

•	Non-interest income (loss) was $(1.3) billion for the first quarter of 2011, compared to $(4.9) billion for the first quarter of 2010. This improvement was primarily due to significantly lower losses on derivatives in the first quarter of 2011, compared to the first quarter of 2010, attributable to the impact of a slight increase in interest rates during the first quarter of 2011 as compared to a decline in interest rates during the first quarter of 2010. The decline in derivative losses was partially offset by higher impairments on mortgage-related securities recognized in earnings in the first quarter of 2011 compared to the first quarter of 2010.

•	Non-interest expense was $0.7 billion in both the first quarter of 2011 and the first quarter of 2010, and reflects increased REO operations expense partially offset by a decline in administrative expenses in the 2011 period, compared to the 2010 period.

•	Total comprehensive income (loss) was $2.7 billion for the first quarter of 2011 compared to $(1.9) billion for the first quarter of 2010. Total comprehensive income for the first quarter of 2011 reflects the net result of the $0.7 billion of net income, and $2.1 billion of changes in AOCI primarily resulting from improved fair values on available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The housing market recovery experienced continued challenges during the first quarter of 2011 due primarily to weak housing demand. The U.S. real gross domestic product rose by 1.8% on an annualized basis during the period, compared to 3.1% during the fourth quarter of 2010, according to the Bureau of Economic Analysis estimates. Unemployment was 8.8% in March 2011, improving from 9.4% in December 2010, based on data from the U.S. Bureau of Labor Statistics.

Single-Family Housing Market

We believe the level of home sales in the U.S. is a significant driver of the direction of home prices. Within the industry, existing home sales are important for assessing the rate at which the mortgage market might absorb the inventory of listed, but unsold, homes in the U.S. (including listed REO properties). We believe new home sales can be an indicator of certain economic trends, such as the potential for growth in total U.S. mortgage debt outstanding. Sales of existing homes in the first quarter of 2011 averaged 5.14 million (at a seasonally adjusted annual rate), an improvement of 8% from an average seasonally adjusted annual rate of 4.75 million in the fourth quarter of 2010. New home sales in the first quarter of 2011 averaged 0.29 million homes (at a seasonally adjusted annual rate) declining approximately 2% from an average seasonally adjusted annual rate of 0.30 million homes in the fourth quarter of 2010.

We estimate that home prices declined 2.8% nationwide during the first quarter of 2011. This estimate is based on our own index of mortgage loans in our single-family credit guarantee portfolio. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the first quarter of 2011, though certain states and metropolitan areas continue to exhibit weaker than average fundamentals. This improvement continues a trend of several consecutive quarters of favorable movements in key indicators such as vacancy rates and effective rents. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. Improving fundamentals and perceived optimism about demand for multifamily housing have helped improve property values in most markets. However, rising interest rates may cause property owners to increase the returns they expect on their multifamily property investments. In turn, this could reduce multifamily property values, which could make it more difficult to refinance multifamily properties when the balloon payment becomes due.

Concerns Regarding Deficiencies in Foreclosure Documentation Practices

In the fall of 2010, several large single-family seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. As a result, a number of our

8	Freddie Mac

seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in the latter part of 2010 in certain states in which they do business, and we temporarily suspended certain REO sales until November 2010. During the first quarter of 2011, we fully resumed marketing and sales of REO properties. While the larger servicers have generally resumed foreclosure proceedings, the rate at which they are completing foreclosures is slower than prior to the suspensions. These issues have caused delays in the foreclosure process in many states and temporarily slowed the pace of our REO acquisitions. We expect the pace of our REO acquisitions to increase in the remainder of 2011, in part due to the resumption of foreclosure activity by servicers. We generally refer to these issues as the concerns about foreclosure documentation practices. See “MD&A — MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK — Mortgage Market and Economic Conditions — Concerns Regarding Deficiencies in Foreclosure Documentation Practices” in our 2010 Annual Report for further information.

Consent Orders with Servicers Regarding Foreclosure and Loss Mitigation Practices

On April 13, 2011, the Comptroller of the Currency, the Federal Reserve, the FDIC, and the Office of Thrift Supervision entered into consent orders with fourteen large servicers regarding their foreclosure and loss mitigation practices. These institutions service the majority of the single-family mortgages we own or guarantee. The consent orders require the servicers to submit comprehensive action plans relating to, among other items, use of foreclosure documentation, staffing of foreclosure and loss mitigation activities, oversight of third parties, use of the Mortgage Electronic Registration System, or the MERS® System, and communications with borrowers. We will not be able to assess the impact of these actions on our business until the servicers submit their comprehensive action plans. It is possible that these plans will result in changes to these companies’ mortgage servicing practices that could adversely affect our business.

Mortgage Market and Business Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy during the remainder of 2011 to be significantly worse than we expect, including adverse changes in consumer confidence, national or international economic conditions and changes in the federal government’s fiscal policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

As in the past, we expect key macroeconomic drivers of the economy — such as income growth, unemployment rate, and inflation — will affect the performance of the housing and mortgage markets in 2011. The economy is expected to generate new jobs and rising incomes, contributing to a gradual recovery in housing activity and declines in delinquency rates. However, several developments may adversely affect the prospects for a housing recovery. The current and expected increases in oil prices raise concerns about the overall economic recovery and housing markets as higher oil prices reduce consumers’ cash for other spending. We also expect rates on fixed-rate mortgages to be slightly higher in the second half of 2011, as stronger GDP growth and further labor market improvements generate higher demand for credit and consumer spending. Lastly, many large financial institutions experienced temporary delays in the foreclosure process late in 2010, and we believe the resumption of foreclosures will result in increased distressed sales of REO properties in 2011.

Our expectation for home prices, based on our own index, is that national average home prices will continue to decline over the near term before a long-term recovery in housing begins, due to, among other factors: (a) our expectation for a sustained volume of distressed sales, which include short sales and sales by financial institutions of their REO properties; and (b) the likelihood that unemployment rates will remain high.

Single-Family

We expect our credit losses will likely increase in the near term and, for 2011, remain significantly above historical levels. This is in part due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their home is currently worth, as well as the substantial backlog of seriously delinquent loans. For the near term, we also expect:

•	loss severity rates to remain relatively high, as market conditions, such as home prices and the rate of home sales, continue to remain weak;

9	Freddie Mac

•	REO operations expense to continue to increase, as single-family REO acquisition volume and property inventory continues to be high;

•	non-performing assets, which include loans deemed TDRs, to continue to remain high;

•	the volume of loan workouts to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines, which may result in a continued high loan loss reserve balance in the near term and increases in charge-offs in future periods.

Multifamily

We expect that the continuation of challenging economic conditions, including elevated unemployment in certain states in which we have substantial investments in multifamily mortgage loans, including Nevada, Arizona, and Georgia, may negatively impact our mortgage portfolio performance and may lead to additional non-performing assets. Improvements in loan performance historically lag improvements in broader economic and market trends during market recoveries. As a result, we may continue to experience elevated credit losses in the remainder of 2011 and delinquency rates may increase despite improving fundamentals. In addition, as more market participants re-emerged in the multifamily market during the first quarter of 2011, increased competition from other institutional investors may negatively impact our future purchase volumes as well as the pricing and credit quality of newly originated loans for the remainder of 2011.

Long-Term Financial Sustainability

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will regularly generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury waived the fee for the first and second quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the quarterly commitment fee has not yet been established and could be substantial. As a result of these factors, there is uncertainty as to our long-term financial sustainability.

There continues to be significant uncertainty in the current mortgage market environment, and continued high levels of unemployment, weakness in home prices, adverse changes in interest rates, mortgage security prices, spreads and other factors could lead to additional draws. For discussion of other factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Resources.”

There is also significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. While we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term, there are likely to be significant changes beyond the near-term that we expect to be decided by the Obama Administration and Congress. Our future structure and role will be determined by the Obama Administration and Congress. We have no ability to predict the outcome of these deliberations. As discussed below in “Legislative and Regulatory Developments,” on February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market.

Limits on Mortgage-Related Investments Portfolio

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

Table 4 presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. We disclose our mortgage assets on this basis monthly under the caption “Mortgage-Related Investments Portfolio — Ending Balance” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

10	Freddie Mac

We are providing our web site addresses here and elsewhere in this Form 10-Q solely for your information. Information appearing on our web site is not incorporated into this Form 10-Q.

The UPB of our mortgage-related investments portfolio declined from December 31, 2010 to March 31, 2011, primarily due to liquidations, partially offset by the purchase of $14.6 billion of seriously delinquent loans from PC trusts.

Table 4 — Mortgage-Related Investments Portfolio(1)

	March 31, 2011	December 31, 2010
	(in millions)

Investments segment — Mortgage investments portfolio	$477,446	$481,677
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	67,882	69,766
Multifamily segment — Mortgage investments portfolio	146,710	145,431

Total mortgage-related investments portfolio	$692,038	$696,874

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment.

Legislative and Regulatory Developments

On February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, and states that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

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

See “LEGISLATIVE AND REGULATORY MATTERS” for information on recent developments in GSE reform legislation and recently initiated rulemakings under the Dodd-Frank Act.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three months ended March 31, 2011.

	For the Three Months Ended
	March 31,
	2011	2010
	(dollars in millions,
	except share-related amounts)

Statements of Income and Comprehensive Income Data
Net interest income	$4,540	$4,125
Provision for credit losses	(1,989)	(5,396)
Non-interest income (loss)	(1,252)	(4,854)
Non-interest expense	(697)	(667)
Net income (loss) attributable to Freddie Mac	676	(6,688)
Total comprehensive income (loss) attributable to Freddie Mac	2,740	(1,880)
Net loss attributable to common stockholders	(929)	(7,980)
Earnings (loss) per common share:
Basic	(0.29)	(2.45)
Diluted	(0.29)	(2.45)
Cash dividends per common share	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,246,985	3,251,295
Diluted	3,246,985	3,251,295

	March 31, 2011	December 31, 2010
	(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowance for loan losses)	$1,644,609	$1,646,172
Total assets	2,244,916	2,261,780
Debt securities of consolidated trusts held by third parties	1,510,426	1,528,648
Other debt	715,572	713,940
All other liabilities	17,681	19,593
Total Freddie Mac stockholders’ equity (deficit)	1,237	(401)
Portfolio Balances(3)
Mortgage-related investments portfolio	$692,038	$696,874
Total Freddie Mac Mortgage-Related Securities(4)	1,689,978	1,712,918
Total mortgage portfolio(5)	2,143,472	2,164,859
Non-performing assets(6)	124,438	125,405

	For the Three Months Ended
	March 31,
	2011	2010

Ratios(7)
Return on average assets(8)(11)	0.1%	(1.1)%
Non-performing assets ratio(9)	6.4	5.9
Equity to assets ratio(10)(11)	0.0	(0.4)

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report for more information regarding our accounting policies.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for the first quarters of 2011 and 2010, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 26 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Segment Mortgage Portfolio Composition” for the composition of our total mortgage portfolio.
(6)	See “Table 42 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	To calculate the simple averages for the three months ended March 31, 2010, the beginning balances of total assets, and total Freddie Mac stockholders’ equity are based on the January 1, 2010 balances included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” in our 2010 Annual Report, so that both the beginning and ending balances reflect changes in accounting principles.

12	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Income and Comprehensive Income

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Net interest income	$4,540	$4,125
Provision for credit losses	(1,989)	(5,396)

Net interest income (loss) after provision for credit losses	2,551	(1,271)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	223	(98)
Gains (losses) on retirement of other debt	12	(38)
Gains (losses) on debt recorded at fair value	(81)	347
Derivative gains (losses)	(427)	(4,685)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(1,054)	(417)
Portion of other-than-temporary impairment recognized in AOCI	(139)	(93)

Net impairment of available-for-sale securities recognized in earnings	(1,193)	(510)
Other gains (losses) on investment securities recognized in earnings	(120)	(416)
Other income	334	546

Total non-interest income (loss)	(1,252)	(4,854)

Non-interest expense:
Administrative expenses	(361)	(405)
REO operations expense	(257)	(159)
Other expenses	(79)	(103)

Total non-interest expense	(697)	(667)

Income (loss) before income tax benefit	602	(6,792)
Income tax benefit	74	103

Net income (loss)	676	(6,689)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	1,941	4,646
Changes in unrealized gains (losses) related to cash flow hedge relationships	132	172
Changes in defined benefit plans	(9)	(10)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,064	4,808

Comprehensive income (loss)	2,740	(1,881)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$2,740	$(1,880)

13	Freddie Mac

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$37,561	$16	0.17%	$66,973	$17	0.10%
Federal funds sold and securities purchased under agreements to resell	47,861	18	0.15	51,645	16	0.12
Mortgage-related securities:
Mortgage-related securities(3)	456,972	5,316	4.65	593,512	7,279	4.91
Extinguishment of PCs held by Freddie Mac	(167,528)	(2,063)	(4.93)	(256,951)	(3,441)	(5.36)

Total mortgage-related securities, net	289,444	3,253	4.50	336,561	3,838	4.56

Non-mortgage-related securities(3)	29,309	30	0.41	20,189	61	1.21
Mortgage loans held by consolidated trusts(4)	1,650,567	20,064	4.86	1,787,327	22,732	5.09
Unsecuritized mortgage loans(4)	240,557	2,334	3.88	159,780	1,961	4.91

Total interest-earning assets	$2,295,299	$25,715	4.48	$2,422,475	$28,625	4.73

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,665,608	$(19,466)	(4.67)	$1,801,525	$(23,084)	(5.13)
Extinguishment of PCs held by Freddie Mac	(167,528)	2,063	4.93	(256,951)	3,441	5.36

Total debt securities of consolidated trusts held by third parties	1,498,080	(17,403)	(4.65)	1,544,574	(19,643)	(5.09)

Other debt:
Short-term debt	194,822	(115)	(0.24)	242,938	(141)	(0.23)
Long-term debt(5)	518,034	(3,450)	(2.66)	556,907	(4,458)	(3.20)

Total other debt	712,856	(3,565)	(2.00)	799,845	(4,599)	(2.30)

Total interest-bearing liabilities	2,210,936	(20,968)	(3.79)	2,344,419	(24,242)	(4.14)
Income (expense) related to derivatives(6)	—	(207)	(0.04)	—	(258)	(0.04)
Impact of net non-interest-bearing funding	84,363	—	0.14	78,056	—	0.13

Total funding of interest-earning assets	$2,295,299	$(21,175)	(3.69)	$2,422,475	$(24,500)	(4.05)

Net interest income/yield		$4,540	0.79		$4,125	0.68

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income and net interest yield increased by $415 million and 11 basis points, respectively, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to: (a) lower funding costs from the replacement of debt at lower rates; and (b) the impact of a change in practice announced in February 2010 to purchase substantially all 120 day delinquent loans from PC trusts, as the average funding rate of the other debt used to purchase such loans from PC trusts is significantly less than the average funding rate of the debt securities of consolidated trusts held by third parties. These factors were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

Interest income that we did not recognize, which we refer to as foregone interest income, and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $1.0 billion during the three months ended March 31, 2011, compared to $1.1 billion during the three months ended March 31, 2010.

During the three months ended March 31, 2011, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Provision for Credit Losses

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $64.3 billion, and have recorded an additional $4.6 billion in losses on loans

14	Freddie Mac

purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe, as of March 31, 2011, that we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses decreased to $2.0 billion in the first quarter of 2011, compared to $5.4 billion in the first quarter of 2010, due to a decline in the number of delinquent loan inflows, and a decline in the rate at which seriously delinquent loans ultimately transition to a loss event. While the quarterly amount of our provision for credit losses declined for the last several consecutive quarters, our quarterly amount of charge-offs, net of recoveries remained elevated. We believe the level of our charge-offs will continue to remain high in 2011 due to the large number of single-family non-performing loans that will likely be resolved during the year. As of March 31, 2011 and December 31, 2010, the UPB of our single-family non-performing loans was $115.1 billion and $115.5 billion, respectively; these amounts include $32.2 billion and $26.6 billion, respectively, of single-family TDRs that are reperforming, or less than three months past due. As of March 31, 2011 and December 31, 2010, the UPB of multifamily non-performing loans was $3.0 billion and $2.9 billion, respectively. Although still at historically high levels, the UPB of our single-family non-performing loans declined slightly during the first quarter of 2011. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and growth in the balance of our non-performing assets.

In the first quarter of 2011, we also continued to experience high volumes of loan modifications involving concessions to borrowers, which are considered TDRs. Impairment analysis for TDRs requires giving recognition in the provision for credit losses to the excess of our recorded investment in the loan over the present value of the expected future cash flows. This generally results in a higher allowance for loan losses for TDRs than for loans that are not TDRs. We expect the percentage of modifications that qualify as TDRs in 2011 will remain high, since the majority of our modifications are anticipated to include a significant reduction in the contractual interest rate, which represents a concession to the borrower.

The total number of seriously delinquent loans declined during the first quarter of 2011, but has remained high due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers processing large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans. In an effort to help mitigate such risk, we began making significant investments in systems and personnel in the last months of 2010 to help our seller/servicers manage their performance. We believe this will help us to better realize the benefits of our loss mitigation plans, though it is too early to determine if this will be successful.

Our provision (benefit) for credit losses associated with our multifamily mortgage portfolio was $(60) million and $29 million for the first quarters of 2011 and 2010, respectively. Our loan loss reserve associated with our multifamily mortgage portfolio was $747 million and $828 million as of March 31, 2011 and December 31, 2010, respectively. The decrease in the reserves was driven by positive market trends in vacancy rates and effective rents reflected over the past several consecutive quarters, as well as stabilizing or improved property values and improved borrower credit profiles. However, some states in which we have substantial investments in multifamily mortgage loans, including Nevada, Arizona, and Georgia, continue to exhibit weaker than average fundamentals.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. For the three months ended March 31, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $24.8 billion and $2.1 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $223 million and $(98) million, respectively. The gains in the first quarter of 2011 were due to the repurchases of our debt securities at a discount resulting from an increase in interest rates during the period. See “Table 18 — Total Mortgage-Related Securities

15	Freddie Mac

Purchase Activity” for additional information regarding purchases of PCs, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $12 million and $(38) million during the three months ended March 31, 2011 and 2010, respectively. We recognized gains on debt retirements in the first quarter of 2011 primarily due to the repurchase of other debt securities at a discount. We also recognized fewer losses on debt calls and puts in the first quarter of 2011 compared to the first quarter of 2010 due to a decreased level of debt call activity in the first quarter of 2011.

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relates to changes in the fair value of our foreign-currency denominated debt. For the three months ended March 31, 2011, we recognized losses on debt recorded at fair value of $81 million primarily due to the U.S. dollar weakening relative to the Euro. For the three months ended March 31, 2010, we recognized gains on debt recorded at fair value of $347 million primarily due to the U.S. dollar strengthening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

Table 7 presents derivative gains (losses) reported in our consolidated statements of income and comprehensive income. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of income and comprehensive income. At March 31, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Interest-rate swaps	$1,723	$(2,334)
Option-based derivatives(1)	(807)	(582)
Other derivatives(2)	(94)	(420)
Accrual of periodic settlements(3)	(1,249)	(1,349)

Total	$(427)	$(4,685)

(1)	Primarily includes purchased call and put swaptions and purchased interest rate caps and floors.
(2)	Includes futures, foreign currency swaps, commitments, swap guarantee derivatives, and credit derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) swap and forward interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivatives portfolio.

During the three months ended March 31, 2011, we recognized losses on derivatives of $0.4 billion primarily due to $1.2 billion of losses related to the accrual of periodic settlements on interest-rate swaps as we continued to be in a net pay-fixed swap position during the first quarter of 2011, partially offset by the improvement in derivative fair values as interest rates increased. As a result, we recognized fair value gains of $4.0 billion on our pay-fixed swaps, partially offset by fair value losses on our receive-fixed swaps of $2.2 billion. We recognized fair value losses of $0.8 billion on our

16	Freddie Mac

option-based derivatives, resulting from losses on our purchased call swaptions primarily due to the increase in forward interest rates during the three months ended March 31, 2011.

During the three months ended March 31, 2010, the fair value of our derivative portfolio was impacted by a decline in swap interest rates and implied volatility, resulting in a loss on derivatives of $4.7 billion. As a result of these factors, we recorded losses of $4.7 billion on our pay-fixed swaps, partially offset by gains on our receive-fixed swap positions of $2.4 billion. We also recorded losses of $1.0 billion on our purchased put swaptions.

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings of $1.2 billion and $510 million during the three months ended March 31, 2011 and 2010, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three months ended March 31, 2011 and 2010.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(200) million and $(417) million related to gains (losses) on trading securities during the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, the losses on trading securities were primarily due to the movement of securities with unrealized gains towards maturity. During the three months ended March 31, 2011, these losses were partially offset by gains due to tightening of OAS levels on agency securities, and during the three months ended March 31, 2010, these losses were partially offset by fair value gains on our non-interest-only securities classified as trading primarily due to decreased interest rates.

Other Income

Table 8 summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Other income (losses):
Guarantee-related income	$54	$59
Gains (losses) on sale of mortgage loans	95	95
Gains (losses) on mortgage loans recorded at fair value	(33)	21
Recoveries on loans impaired upon purchase	125	169
All other	93	202

Total other income	$334	$546

Other income declined during the first quarter of 2011, compared to the first quarter of 2010, primarily due to lower recoveries on loans impaired upon purchase, a decline in all other income during the first quarter of 2011, and the shift to net losses on mortgage loans recorded at fair value in the first quarter of 2011.

During the first quarters of 2011 and 2010, we recognized recoveries on loans impaired upon purchase of $125 million and $169 million, respectively. Our recoveries on loans impaired upon purchase declined in the first quarter of 2011, compared to the first quarter of 2010, due to a lower volume of foreclosure transfers associated with loans impaired upon purchase.

We principally recognize recoveries on impaired loans purchased prior to January 1, 2010, due to a change in accounting guidance effective on that date. Consequently, our recoveries on loans impaired upon purchase will generally decline over time.

All other income declined to $93 million in the first quarter of 2011 from $202 million in the first quarter of 2010. All other income was higher in the first quarter of 2010 primarily due to reduced expectations of losses from certain legal claims that were previously recognized.

17	Freddie Mac

Non-Interest Expense

Table 9 summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Administrative expenses(1):
Salaries and employee benefits	$207	$234
Professional services	56	81
Occupancy expense	15	16
Other administrative expenses	83	74

Total administrative expenses	361	405
REO operations expense	257	159
Other expenses	79	103

Total non-interest expense	$697	$667

(1)	In the first quarter of 2011, we reclassified certain expenses from other expenses to professional services expense. Prior period amounts have been reclassified to conform to the current presentation.

Administrative Expenses

Administrative expenses decreased in the first quarter of 2011 compared to the first quarter of 2010, due in part to our ongoing focus on cost reduction measures, particularly with regard to salaries and employee benefits and professional services costs. Administrative expenses declined during 2010 and we expect these expenses will continue to decline for the full year of 2011 when compared to 2010.

REO Operations Expense

The table below presents the components of our REO operations expense for the first quarters of 2011 and 2010, and REO inventory and disposition information.

Table 10 — REO Operations Expense, REO Inventory, and REO Dispositions

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions)

REO operations expense:
Single-family:
REO property expenses(1)	$308	$232
Disposition (gains) losses, net(2)(3)	126	13
Change in holding period allowance, dispositions	(155)	(67)
Change in holding period allowance, inventory(4)	151	137
Recoveries(5)	(173)	(159)

Total single-family REO operations expense	257	156
Multifamily REO operations (income) expense	—	3

Total REO operations expense	$257	$159

REO inventory (in properties), at March 31:
Single-family	65,159	53,831
Multifamily	15	8

Total	65,174	53,839

REO property dispositions (in properties)	31,628	21,969

(1)	Consists of costs incurred to acquire, maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	In the first quarter of 2011, we reclassified expenses related to the disposition of REO underlying Other Guarantee Transactions from REO property expense to disposition (gains) losses, net. Prior periods have been revised to conform to the current presentation.
(4)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(5)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

Total REO operations expense was $257 million in the first quarter of 2011 as compared to $159 million in the first quarter of 2010. This increase was primarily due to higher property expenses associated with larger REO inventories and higher disposition losses. Net disposition losses increased in the first quarter of 2011, compared to the first quarter of 2010, as we completed a higher volume of property dispositions in 2011 and home prices declined on a national basis. We

18	Freddie Mac

currently expect REO property expenses to continue to increase due to expected continued high levels of REO acquisitions and inventory in the remainder of 2011.

The pace of our REO acquisitions was slowed by delays in the foreclosure process arising from concerns about foreclosure documentation practices, particularly in states that require a judicial foreclosure process. The acquisition slowdown, coupled with high disposition levels, led to an approximate 10% reduction in REO property inventory from December 31, 2010 to March 31, 2011. We expect the pace of our REO acquisitions to increase in the remainder of 2011 in part due to the resumption of foreclosure activity by servicers. For more information on how concerns about foreclosure documentation practices could adversely affect our REO operations (income) expense, see “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report. See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses primarily consist of losses on loans purchased and other miscellaneous expenses. Our losses on loans purchased were $4 million during the first quarter of 2011 compared to $17 million during the first quarter of 2010. Losses on delinquent and modified loans purchased from mortgage pools within our non-consolidated securitization trusts occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase.

Income Tax Benefit

For the three months ended March 31, 2011 and 2010, we reported an income tax benefit of $74 million and $103 million, respectively. See “NOTE 13: INCOME TAXES” for additional information.

Total Comprehensive Income (Loss)

Our total comprehensive income (loss) was $2.7 billion and $(1.9) billion for the first quarters of 2011 and 2010, respectively, consisting of: (a) a net income (loss) of $676 million and $(6.7) billion, respectively; and (b) $2.1 billion and $4.8 billion of changes in AOCI, respectively, primarily resulting from improved fair values on available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding changes in AOCI.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

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

The Multifamily segment reflects results from our investment and guarantee activities in multifamily mortgage loans and securities. We purchase multifamily mortgage loans primarily for purposes of aggregation and then securitization. Although we hold CMBS that we purchased for investment, we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment primarily includes management and guarantee fee income and the interest earned on assets related to multifamily investment activities, net of allocated funding costs. The Multifamily segment reflects the impact of changes in fair value

19	Freddie Mac

of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as credit and liquidity.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss) and GAAP total comprehensive income (loss). The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

The All Other category consists of material corporate level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods.

In presenting Segment Earnings, we make significant reclassifications to certain financial statement line items in order to reflect a measure of net interest income on investments, and a measure of management and guarantee income on guarantees, that is in line with our internal measures of performance. We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of income and comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

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

See “NOTE 17: SEGMENT REPORTING” in our 2010 Annual Report for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

20	Freddie Mac

Table 11 provides information about our various segment mortgage portfolios at March 31, 2011 and December 31, 2010. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Segment Mortgage Portfolio Composition(1)

	March 31, 2011	December 31, 2010
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$88,301	$79,097
Freddie Mac mortgage-related securities	256,283	263,152
Non-agency mortgage-related securities	94,592	99,639
Non-Freddie Mac agency mortgage-related securities	38,270	39,789

Total Investments — Mortgage investments portfolio	477,446	481,677

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	67,882	69,766
Single-family Freddie Mac mortgage-related securities held by us	256,283	261,508
Single-family Freddie Mac mortgage-related securities held by third parties	1,416,882	1,437,399
Single-family other guarantee commitments(5)	9,990	8,632

Total Single-family Guarantee — Managed loan portfolio	1,751,037	1,777,305

Multifamily — Guarantee portfolio:(3)
Multifamily Freddie Mac mortgage-related securities held by us	2,197	2,095
Multifamily Freddie Mac mortgage-related securities held by third parties	14,615	11,916
Multifamily other guarantee commitments(5)	9,947	10,038

Total Multifamily — Guarantee portfolio	26,759	24,049

Multifamily — Mortgage investments portfolio:(3)
Multifamily investment securities portfolio	62,558	59,548
Multifamily loan portfolio	84,152	85,883

Total Multifamily — Mortgage investments portfolio	146,710	145,431

Total Multifamily portfolio	173,469	169,480

Less: Freddie Mac single-family and multifamily securities(6)	(258,480)	(263,603)

Total mortgage portfolio	$2,143,472	$2,164,859

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment.
(3)	The balances of the mortgage-related securities in these portfolios are based on the UPB of the security, whereas the balances of our single-family credit guarantee and multifamily mortgage portfolios presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.

21	Freddie Mac

Segment Earnings — Results

Investments

Table 12 presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$1,653	$1,311
Non-interest income (loss):
Net impairment of available-for-sale securities	(1,029)	(376)
Derivative gains (losses)	1,103	(2,702)
Other non-interest income (loss)	236	(22)

Total non-interest income (loss)	310	(3,100)

Non-interest expense:
Administrative expenses	(95)	(122)
Other non-interest expense	—	(7)

Total non-interest expense	(95)	(129)

Segment adjustments(2)	203	510

Segment Earnings (loss) before income tax benefit	2,071	(1,408)
Income tax benefit	66	97

Segment Earnings (loss), net of taxes, including noncontrolling interest	2,137	(1,311)
Less: Net (income) loss — noncontrolling interest	—	(2)

Segment Earnings (loss), net of taxes	2,137	(1,313)
Total other comprehensive income, net of taxes	1,126	3,120

Total comprehensive income	$3,263	$1,807

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$399,113	$530,865
Non-mortgage-related investments(7)	114,732	138,806
Unsecuritized single-family loans	85,515	43,559

Total average balances of interest-earning assets	$599,360	$713,230

Return:
Net interest yield — Segment Earnings basis (annualized)	1.10%	0.74%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	We calculate average balances based on amortized cost.
(6)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet beginning on January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Our total comprehensive income for our Investments segment was $3.3 billion and $1.8 billion for the three months ended March 31, 2011 and 2010, respectively, consisting of: (a) Segment Earnings (loss) of $2.1 billion and $(1.3) billion, respectively; and (b) $1.1 billion and $3.1 billion of changes in AOCI, respectively.

The UPB of the Investments segment mortgage investments portfolio declined by 3.5% on an annualized basis from $482 billion at December 31, 2010 to $477 billion at March 31, 2011, compared to a decline of 30.5% on an annualized basis from December 31, 2009 to March 31, 2010.

We held $294.6 billion of agency securities and $94.6 billion of non-agency mortgage-related securities as of March 31, 2011 compared to $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and select sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

22	Freddie Mac

Segment Earnings net interest income and net interest yield increased $342 million and 36 basis points, respectively, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates. These lower funding costs were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets, due to continued liquidations.

Segment Earnings non-interest income (loss) increased by $3.4 billion to $310 million during the three months ended March 31, 2011, compared to $(3.1) billion during the three months ended March 31, 2010. Non-interest income for the three months ended March 31, 2011 was primarily attributable to derivative gains, partially offset by net impairments of available-for-sale securities. Non-interest loss for the three months ended March 31, 2010 was primarily driven by derivative losses and net impairments of available-for-sale securities.

Impairments recorded in our Investments segment increased by $653 million during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded derivative gains (losses) for this segment of $1.1 billion in the three months ended March 31, 2011, compared to $(2.7) billion in the three months ended March 31, 2010. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported Segment Earnings, because, while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During the three months ended March 31, 2011, longer-term swap interest rates increased, resulting in fair value gains on our pay-fixed swaps that were partially offset by fair value losses on our receive-fixed swaps and purchased call swaptions. During the three months ended March 31, 2010, longer-term swap interest rates decreased, resulting in losses on our pay-fixed interest-rate swaps partially offset by fair value gains on our receive-fixed swaps. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Our Investments segment’s change in AOCI for the three months ended March 31, 2011 was $1.1 billion compared to $3.1 billion for the three months ended March 31, 2010. Net unrealized losses in AOCI on our available-for-sale securities decreased by $1.0 billion during the three months ended March 31, 2011, primarily attributable to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our available-for-sale securities decreased by $3.0 billion during the three months ended March 31, 2010, primarily attributable to fair value gains related to the movement of securities with unrealized losses towards maturity.

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

For information on the impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

23	Freddie Mac

Single-Family Guarantee

Table 13 presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$100	$59
Provision for credit losses	(2,284)	(6,041)
Non-interest income:
Management and guarantee income	870	848
Other non-interest income	211	210

Total non-interest income	1,081	1,058

Non-interest expense:
Administrative expenses	(215)	(229)
REO operations expense	(257)	(156)
Other non-interest expense	(66)	(79)

Total non-interest expense	(538)	(464)

Segment adjustments(2)	(185)	(213)

Segment Earnings (loss) before income tax benefit (expense)	(1,826)	(5,601)
Income tax benefit	6	5

Segment Earnings (loss), net of taxes	$(1,820)	$(5,596)
Total other comprehensive income (loss), net of taxes	(4)	(4)

Total comprehensive income (loss)	$(1,824)	$(5,600)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average balance of single-family credit guarantee portfolio	$1,819	$1,874
Issuance — Single-family credit guarantees(3)	$96	$94
Fixed-rate products — Percentage of purchases(4)	94%	98%
Liquidation rate — Single-family credit guarantees (annualized)(5)	28%	35%
Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees	13.6	13.3
Amortization of delivery fees	5.5	4.8

Segment Earnings management and guarantee income	19.1	18.1

Credit:
Serious delinquency rate, at end of period	3.63%	4.13%
REO inventory, at end of period (number of properties)	65,159	53,831
Single-family credit losses, in bps (annualized)(6)	71.0	62.3
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,070	$10,226
30-year fixed mortgage rate(8)	4.9%	5.1%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions, and includes purchases of interest-only mortgages with fixed interest rates.
(5)	Includes our purchases of delinquent loans from PCs. On February 10, 2010, we announced that we would begin purchasing substantially all 120 days or more delinquent mortgages from our PC pools. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information.
(6)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with single-family mortgage loans. Calculated as the amount of credit losses divided by the sum of the average balance of our single-family credit guarantee portfolio.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated March 10, 2011. The outstanding amount for March 31, 2011 reflects the balance as of December 31, 2010, which is the latest available information.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Financial Results

For the first quarters of 2011 and 2010, total comprehensive (loss) for our Single-family Guarantee segment, which is comprised almost entirely of Segment Earnings (loss), was $(1.8) billion and $(5.6) billion, respectively. Segment Earnings (loss) improved in the first quarter of 2011, compared to the first quarter of 2010, primarily due to a decline in provision for credit losses, partially offset by an increase in REO operations expense.

Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of delivery fees.

24	Freddie Mac

Segment Earnings management and guarantee income increased slightly in the first quarter of 2011 compared to the first quarter of 2010, primarily due to an increase in the amortization of delivery fees. Increased amortization of delivery fees reflects the impact of higher delivery fees associated with loans purchased after 2008 combined with continued high prepayment rates on guaranteed mortgages in the first quarter of 2011 as mortgage rates remained low and refinancing activity remained high.

During the first quarters of 2011 and 2010, our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $2.3 billion and $6.0 billion, respectively. Segment Earnings provision for credit losses decreased in the first quarter of 2011, compared to the first quarter of 2010, primarily due to a decline in the number of delinquent loan inflows, and a decline in the rate at which delinquent loans ultimately transition to a loss event.

Table 14 provides summary information about the composition of Segment Earnings (loss) for this segment in the first quarter of 2011.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended March 31, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average
	Amount	Rate	Amount	Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)

Year of origination(5):
2011	$26	15.0	$(3)	3.2	$23
2010	184	20.6	(54)	5.8	130
2009	170	18.5	(50)	5.3	120
2008	110	24.6	(211)	57.0	(101)
2007	101	18.8	(884)	180.3	(783)
2006	59	17.0	(763)	208.3	(704)
2005	66	16.6	(403)	96.6	(337)
2004 and prior	154	18.4	(173)	18.8	(19)

Total	$870	19.1	$(2,541)	55.9	(1,671)

Administrative expenses					(215)
Net interest income					100
Income tax benefit and other non-interest income and (expense), net(6)					(34)

Segment Earnings (loss), net of taxes					$(1,820)

(1)	Includes amortization of delivery fees of $252 million for the three months ended March 31, 2011.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense.
(3)	Based on the average securitized balance of the single-family credit guarantee portfolio. Historical rates of average credit expenses may not be representative of future results.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.
(6)	Includes segment adjustments.

We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within our new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our anticipated credit-related and administrative expenses associated with the underlying loans. However, our management and guarantee fee rates associated with guarantee issuances in 2005 through 2008 have not been adequate to provide related income to cover the credit and administrative expenses associated with such loans. We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances. Consequently, we expect to continue reporting net losses for the Single-family Guarantee segment at least through 2011.

Key Metrics

The UPB of the Single-family Guarantee managed loan portfolio was $1.75 trillion at March 31, 2011 compared to $1.78 trillion at December 31, 2010. The slight decline in this portfolio was primarily attributable to liquidations of Freddie Mac mortgage-related securities, which are due to high levels of refinancing, and our repurchases of delinquent loans from PC pools during the first quarter of 2011. The annualized liquidation rate on our securitized single-family credit guarantees was 28.1% for the first quarter of 2011, compared to 34.7% in the first quarter of 2010.

Refinance volumes continued to be high due to continued low interest rates, and represented 85% of our single-family mortgage purchase volume during the first quarter of 2011. Relief refinance mortgages represented approximately 30% and 24% of our single-family mortgage purchase volume during the first quarters of 2011 and 2010, respectively. Due to increasing interest rates and improving economic conditions we believe that, overall and as a percentage of our

25	Freddie Mac

purchase volume, refinance loan volume should decline substantially, and mortgages originated for home purchases should increase during the remainder of 2011.

The serious delinquency rate on our single-family credit guarantee portfolio decreased slightly to 3.63% as of March 31, 2011 from 3.84% as of December 31, 2010 due to a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. As of March 31, 2011, more than 40% of our single-family credit guarantee portfolio is comprised of mortgage loans originated after 2008. These new vintages reflect a combination of changes in underwriting practices and a higher composition of fixed-rate and refinanced mortgage products, and represent an increasingly large proportion of our single-family credit guarantee portfolio. The proportion of the portfolio represented by older vintages, which have a higher composition of loans with higher-risk characteristics, continues to decline principally due to liquidations resulting from repayments, payoffs, and refinancing activity as well as those resulting from foreclosure events and foreclosure alternatives. We currently expect that, over time, the replacement of older vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement occurs has slowed in recent quarterly periods, due to a decline in the volume of home purchase mortgage originations and an increase in the proportion of relief refinance mortgage activity. Although the volume of new serious delinquencies declined in each of the last five quarters, our serious delinquency rate remains high, reflecting continued stress in the housing and labor markets.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio, increased to 71 basis points in the first quarter of 2011, compared to 62 basis points in the first quarter of 2010. Charge-offs, excluding recoveries, associated with single-family loans increased to $3.7 billion in the first quarter of 2011, compared to $3.4 billion in the first quarter of 2010, primarily due to a decline in home prices and increased short sale activity during the first quarter of 2011, partially offset by a lower volume of foreclosure transfers, as compared to the first quarter of 2010. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and growth in the balance of our non-performing assets.

26	Freddie Mac

Multifamily

Table 15 presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$279	$238
Benefit (provision) for credit losses	60	(29)
Non-interest income:
Management and guarantee income	28	24
Security impairments	(135)	(55)
Derivative gains (losses)	2	5
Other non-interest income	187	108

Total non-interest income	82	82

Non-interest expense:
Administrative expenses	(51)	(54)
REO operations expense	—	(3)
Other non-interest expense	(13)	(17)

Total non-interest expense	(64)	(74)

Segment Earnings before income tax benefit	357	217
Income tax benefit	2	1

Segment Earnings, net of taxes, including noncontrolling interest	359	218
Less: Net (income) loss — noncontrolling interest	—	3

Segment Earnings, net of taxes	359	221
Total other comprehensive income, net of taxes	942	1,692

Total comprehensive income	$1,301	$1,913

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$85,779	$83,456
Average balance of Multifamily guarantee portfolio	$25,312	$18,179
Average balance of Multifamily investment securities portfolio	$62,842	$62,501
Liquidation rate — Multifamily loan portfolio (annualized)	5.8%	2.5%
Growth rate (annualized)	3.6%	8.2%
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.75%	0.65%
Average Management and guarantee fee rate, in bps (annualized)(2)	46.8	52.8
Credit:
Delinquency rate(3)	0.36%	0.22%
Loan loss reserves at period end	$747	$842
Loan loss reserves, in bps	67.4	81.5
Credit losses, in bps (annualized)(4)	4.2	8.2

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(3)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for information on our reported multifamily delinquency rate.
(4)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with multifamily mortgage loans. Calculated as the amount of credit losses divided by the sum of the combined average balances of our multifamily loan portfolio and multifamily guarantee portfolio.

Our total comprehensive income (loss) for our Multifamily segment was $1.3 billion and $1.9 billion for the first quarters of 2011 and 2010, respectively, consisting of: (a) Segment Earnings of $0.4 billion and $0.2 billion, respectively; and (b) $0.9 billion and $1.7 billion of changes in AOCI, respectively, primarily resulting from improved fair values related to credit risk on available-for-sale securities.

Segment Earnings for our Multifamily segment increased to $359 million for the first quarter of 2011 compared to $221 million for the first quarter of 2010, primarily due to increased net interest income and a recognized benefit for credit losses in the first quarter of 2011. We currently expect to generate positive Segment Earnings in the Multifamily segment in 2011.

Net interest income increased $41 million, or 17%, for the first quarter of 2011 compared to the first quarter of 2010, primarily attributable to growth in the multifamily loan portfolio with higher interest rates relative to allocated funding costs in the first quarter of 2011.

27	Freddie Mac

Segment Earnings non-interest income for the Multifamily segment was unchanged in the first quarter of 2011 compared to the first quarter of 2010. Within Segment Earnings non-interest income, we experienced higher security impairments on CMBS that were offset primarily by fair value gains on mortgage loans during the first quarter of 2011, compared to the first quarter of 2010. CMBS impairments during the first quarters of 2011 and 2010 totaled $135 million and $55 million, respectively. We recognized $83 million in gain on sales of $3.4 billion in UPB of multifamily loans during the first quarter of 2011, compared to $107 million of gain on sales of $1.8 billion in UPB of multifamily loans during the first quarter of 2010. Gains on sales of multifamily loans in the multifamily segment are presented net of changes in fair value due to changes in interest rates.

Multifamily market fundamentals, including vacancy rates and effective rents, continued to improve nationally and in most states and metropolitan areas during the first quarter of 2011. These improving fundamentals continued to help stabilize property values in a number of markets. While multifamily market fundamentals reflect positive trends for much of the nation, certain states in which we have substantial investments in multifamily mortgage loans, including Nevada, Arizona, and Georgia, continue to exhibit weaker than average fundamentals and elevated unemployment and may negatively impact our mortgage portfolio performance and may lead to additional non-performing assets. For further information on delinquencies, including geographical and other concentrations, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our Multifamily segment recognized a benefit for credit losses of $60 million in the first quarter of 2011 compared to a provision for credit losses of $29 million in the first quarter of 2010. Our loan loss reserve associated with our multifamily mortgage portfolio was $747 million and $828 million as of March 31, 2011 and December 31, 2010, respectively. The decrease in our loan loss reserve in the first quarter of 2011 was driven by positive trends in vacancy rates and effective rents reflected over the past several consecutive quarters, as well as stabilizing or improved property values and improved borrower credit profiles. For loans where we identified deteriorating collateral performance characteristics, such as estimated current LTV ratio and DSCRs, we evaluate each individual loan, using estimates of property value, to determine if a specific loan loss reserve is needed. Although we use the most recently available results of our multifamily borrowers to assess a property’s value, there may be a significant lag in reporting as they prepare their results in the normal course of business.

The delinquency rate for loans in the multifamily mortgage portfolio was 0.36% and 0.26% as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, our delinquent multifamily loans are concentrated in Georgia and Texas. Loans in these two states represented approximately 17% of the loans in our multifamily mortgage portfolio and approximately 37% of our multifamily delinquent loans, both on a UPB basis, as of March 31, 2011. As of March 31, 2011, approximately one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two or more monthly payments past due had credit enhancements that we currently believe will reduce our expected losses on those loans. The multifamily delinquency rate of credit-enhanced loans as of March 31, 2011 and December 31, 2010, was 0.75% and 0.85%, respectively, while the delinquency rate for non-credit-enhanced loans was 0.25% and 0.12%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported multifamily delinquency rates, including factors that can positively impact such rates.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios decreased from 8.2 basis points in the first quarter of 2010 to 4.2 basis points in the first quarter of 2011, driven by decreased charge-offs and REO operations expense for the first quarter of 2011. Charge-offs, excluding recoveries, associated with multifamily loans declined to $12 million in the first quarter of 2011, compared to $18 million in the first quarter of 2010, due to a lower number of foreclosures in the 2011 period. Although our charge-offs were low for the first quarter of 2011, we expect that our charge-offs will increase in the remainder of 2011.

The UPB of the total multifamily portfolio increased to $173.5 billion at March 31, 2011 from $169.5 billion at December 31, 2010, due primarily to increased guarantees of securities issued during the first quarter of 2011 as part of our CME securitization program as well as the transfer of certain housing revenue bonds to the Multifamily Segment that were previously managed by the Investments segment. We issued $3.0 billion and $3.2 billion of Freddie Mac mortgage-related securities and other guarantee commitments related to multifamily mortgage loans in the first quarters of 2011 and 2010, respectively. Increased competition in certain markets has exerted and may continue to exert downward pressure on pricing and credit for new activity in the remainder of 2011, and could negatively impact our future purchase volumes. Our primary multifamily business strategy in 2011 is to purchase loans and subsequently securitize them under our CME securitization program, which supports liquidity for the multifamily market and affordability for multifamily rental housing.

28	Freddie Mac

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

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and other liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. Securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities. The short-term assets related to our consolidated VIEs are comprised primarily of restricted cash and cash equivalents and investments in securities purchased under agreements to resell. These short-term assets related to our consolidated VIEs decreased by $19.9 billion from December 31, 2010 to March 31, 2011, primarily due to a relative decline in refinancing activities as a result of the increase in mortgage rates during the period.

Excluding amounts related to our consolidated VIEs, we held $34.3 billion and $37.0 billion of cash and cash equivalents, $5.8 billion and $1.4 billion of federal funds sold, and $20.5 billion and $15.8 billion of securities purchased under agreements to resell at March 31, 2011 and December 31, 2010, respectively. The aggregate increase in these assets is largely related to an increase in forecasted debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $32.0 billion of cash and cash equivalents and $28.6 billion of federal funds sold and securities purchased under agreements to resell during the three months ended March 31, 2011.

Investments in Securities

Table 16 provides detail regarding our investments in securities as of March 31, 2011 and December 31, 2010. Table 16 does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

29	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	March 31, 2011	December 31, 2010
	(in millions)

Investments in securities:
Available-for-sale:
Available-for-sale mortgage-related securities:
Freddie Mac(1)	$85,744	$85,689
Subprime	33,344	33,861
CMBS	57,944	58,087
Option ARM	6,989	6,889
Alt-A and other	12,937	13,168
Fannie Mae	22,844	24,370
Obligations of states and political subdivisions	8,875	9,377
Manufactured housing	878	897
Ginnie Mae	283	296

Total available-for-sale mortgage-related securities	229,838	232,634

Total investments in available-for-sale securities	229,838	232,634

Trading:
Trading mortgage-related securities:
Freddie Mac(1)	15,951	13,437
Fannie Mae	18,586	18,726
Ginnie Mae	167	172
Other	26	31

Total trading mortgage-related securities	34,730	32,366

Trading non-mortgage-related securities:
Asset-backed securities	94	44
Treasury bills	9,397	17,289
Treasury notes	16,123	10,122
FDIC-guaranteed corporate medium-term notes	1,009	441

Total trading non-mortgage-related securities	26,623	27,896

Total investments in trading securities	61,353	60,262

Total investments in securities	$291,191	$292,896

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us. We held investments in non-mortgage-related securities of $26.6 billion and $27.9 billion as of March 31, 2011 and December 31, 2010, respectively. Our holdings of non-mortgage-related securities at March 31, 2011 decreased slightly compared to December 31, 2010 while continuing to meet required liquidity and contingency levels.

We did not hold any available-for-sale non-mortgage-related securities during the three months ended March 31, 2011 and did not record a net impairment of available-for-sale securities recognized in earnings during the three months ended March 31, 2010 on our non-mortgage-related securities.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, single-family PCs and certain Other Guarantee Transactions we purchase are not accounted for as investments in securities because we recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

Table 17 provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. Table 17 does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

30	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$81,067	$9,018	$90,085	$79,955	$8,118	$88,073
Multifamily	503	1,694	2,197	339	1,756	2,095

Total Freddie Mac mortgage-related securities	81,570	10,712	92,282	80,294	9,874	90,168

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	20,732	17,140	37,872	21,238	18,139	39,377
Multifamily	163	87	250	228	88	316
Ginnie Mae:
Single-family	284	114	398	296	117	413
Multifamily	27	—	27	27	—	27

Total agency securities	21,206	17,341	38,547	21,789	18,344	40,133

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	351	52,492	52,843	363	53,855	54,218
Option ARM	—	15,232	15,232	—	15,646	15,646
Alt-A and other	2,333	15,977	18,310	2,405	16,438	18,843
CMBS	21,002	36,857	57,859	21,401	37,327	58,728
Obligations of states and political subdivisions(5)	9,359	24	9,383	9,851	26	9,877
Manufactured housing	904	145	1,049	930	150	1,080

Total non-agency mortgage-related securities(6)	33,949	120,727	154,676	34,950	123,442	158,392

Total UPB of mortgage-related securities	$136,725	$148,780	285,505	$137,033	$151,660	288,693

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(11,959)			(11,839)
Net unrealized (losses) on mortgage-related securities, pre-tax			(8,978)			(11,854)

Total carrying value of mortgage-related securities			$264,568			$265,000

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 50% of these securities held at both March 31, 2011 and December 31, 2010 were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 22% and 23% of total non-agency mortgage-related securities held at March 31, 2011 and December 31, 2010, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $288.7 billion at December 31, 2010 to $285.5 billion at March 31, 2011 primarily as a result of liquidations exceeding our purchase activity during the three months ended March 31, 2011.

Table 18 summarizes our mortgage-related securities purchase activity for the three months ended March 31, 2011 and 2010. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

31	Freddie Mac

Table 18 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$16	$13
Non-agency mortgage-related securities purchased for Other Guarantee Transactions(2)	2,879	5,621

Total Non-Freddie Mac mortgage-related securities purchased for resecuritization	2,895	5,634

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	1,019	—
Variable-rate	168	47

Total agency securities	1,187	47

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	1,187	47

Total non-Freddie Mac mortgage-related securities purchased	$4,082	$5,681

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$36,679	$4,840
Variable-rate	2,542	203
Multifamily:
Fixed-rate	25	25
Variable-rate	—	31

Total Freddie Mac mortgage-related securities purchased	$39,246	$5,099

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases for the three months ended March 31, 2010 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” in our 2010 Annual Report for further information on this component of the HFA Initiative.

We did not purchase any non-agency mortgage-related securities during the first quarters of 2011 or 2010, other than purchases for resecuritization as Other Guarantee Transactions.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At March 31, 2011, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $20.2 billion, compared to $23.1 billion at December 31, 2010. This improvement in unrealized losses was primarily due to an increase in fair value on non-agency mortgage-related securities, as spreads tightened on CMBS, coupled with fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. We believe the unrealized losses related to these securities at March 31, 2011 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. Tables 19 and 20 present information about our holdings of these securities. Since the

32	Freddie Mac

first quarter of 2008, we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans.

Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	3/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010
	(dollars in millions)

UPB:
Subprime first lien	$52,403	$53,756	$55,250	$56,922	$58,912
Option ARM	15,232	15,646	16,104	16,603	17,206
Alt-A(2)	15,487	15,917	16,406	16,909	17,476
Gross unrealized losses, pre-tax:(3)
Subprime first lien	$12,481	$14,026	$16,446	$17,757	$18,462
Option ARM	3,170	3,853	4,815	5,770	6,147
Alt-A(2)	1,941	2,096	2,542	3,335	3,539
Present value of expected credit losses:
Subprime first lien	$6,612	$5,937	$4.364	$3,311	$4,444
Option ARM	4,993	4,850	4,208	3,534	3,769
Alt-A(2)	2,401	2,469	2,101	1,653	1,635
Collateral delinquency rate:(4)
Subprime first lien	44%	45%	45%	46%	49%
Option ARM	44	44	44	45	46
Alt-A(2)	26	27	26	26	27
Cumulative collateral loss:(5)
Subprime first lien	19%	18%	17%	16%	15%
Option ARM	14	13	11	10	9
Alt-A(2)	7	6	6	5	5
Average credit enhancement:(6)
Subprime first lien	24%	25%	25%	26%	28%
Option ARM	11	12	12	13	15
Alt-A(2)	8	9	9	10	10

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(3)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(4)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(5)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.
(6)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by monoline bond insurance, overcollateralization and other forms of credit enhancement.

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	3/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010
	(in millions)

Net impairment of available-for-sale securities recognized in earnings:
Subprime — first and second liens	$734	$1,207	$213	$17	$332
Option ARM	281	668	577	48	102
Alt-A and other	40	372	296	333	19
Principal repayments and cash shortfalls:(2)
Subprime — first and second liens:
Principal repayments	$1,361	$1,512	$1,685	$2,001	$2,117
Principal cash shortfalls	14	6	8	12	13
Option ARM:
Principal repayments	$315	$347	$377	$435	$449
Principal cash shortfalls	100	111	122	80	32
Alt-A and other:
Principal repayments	$452	$537	$582	$653	$617
Principal cash shortfalls	81	62	56	67	22

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

33	Freddie Mac

As discussed below, we recognized impairment in earnings on our holdings of such securities during the three months ended March 31, 2011 and 2010. See “Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

For purposes of our impairment analysis, our estimate of the present value of expected future credit losses on our portfolio of non-agency mortgage-related securities increased to $15.2 billion at March 31, 2011 from $14.3 billion at December 31, 2010. All of this amount has been reflected in our net impairment of available-for-sale securities recognized in earnings in this and prior periods. The increase in our estimate of the present value of expected future credit losses resulted primarily from our expectation of slower prepayments, and to a lesser extent from deteriorating delinquency data on the underlying loans, decreases in actual and forward home prices, and higher forward interest rates.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $903 million on impaired non-agency mortgage-related securities, of which $199 million related to the three months ended March 31, 2011. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

The investments in non-agency mortgage-related securities we hold backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. It is difficult to estimate the point at which structural credit enhancements will be exhausted. During the three months ended March 31, 2011, we continued to experience the depletion of structural credit enhancements on selected securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

Table 21 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments for the three months ended March 31, 2011 and 2010.

Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended
	March 31, 2011		March 31, 2010
		Net Impairment of		Net Impairment of
		Available-For-Sale		Available-For-Sale
		Securities Recognized		Securities Recognized
	UPB	in Earnings	UPB	in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$34,370	$712	$19,084	$317
Other years — first and second liens(1)	1,089	22	643	15

Total subprime — first and second liens(1)	35,459	734	19,727	332

Option ARM:
2006 & 2007	9,929	232	7,251	88
Other years	2,170	49	223	14

Total option ARM	12,099	281	7,474	102

Alt-A:
2006 & 2007	2,416	15	1,625	9
Other years	3,728	23	292	2

Total Alt-A	6,144	38	1,917	11

Other loans	520	2	491	8

Total subprime, option ARM, Alt-A and other loans	54,222	1,055	29,609	453
CMBS	1,404	135	1,629	55
Manufactured housing	314	3	83	2

Total available-for-sale mortgage-related securities	$55,940	$1,193	$31,321	$510

(1) Includes all second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $1.2 billion and $510 million during the three months ended March 31, 2011 and 2010, respectively, as our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. Included in these net

34	Freddie Mac

impairments are $1.1 billion and $453 million of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three months ended March 31, 2011 and 2010, respectively.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors impacting the performance of our investments in non-agency mortgage-related securities include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence, which contributed to poor performance during the three months ended March 31, 2011 and 2010. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California and Florida. Loans in these states undergoing economic stress are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain monoline bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the three months ended March 31, 2011 and 2010. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2011. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2011 and as such has been recorded in AOCI.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change due to changes in the performance of the individual securities and in mortgage market conditions. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Foreclosure processing suspensions can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the extent of the housing and economic downturn, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls. For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report.

Ratings of Non-Agency Mortgage-Related Securities

Table 22 shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at March 31, 2011 based on their ratings as of March 31, 2011 as well as those held at December 31, 2010 based on their ratings as of December 31, 2010 using the lowest rating available for each security.

35	Freddie Mac

Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Monoline
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of March 31, 2011	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$1,433	3%	$1,433	$(97)	$23
Other investment grade	3,069	6	3,069	(367)	400
Below investment grade(2)	48,341	91	41,328	(12,029)	1,779

Total	$52,843	100%	$45,830	$(12,493)	$2,202

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	116	1	116	(13)	116
Below investment grade(2)	15,116	99	10,018	(3,157)	48

Total	$15,232	100%	$10,134	$(3,170)	$164

Alt-A and other loans:
AAA-rated	$769	4%	$773	$(43)	$7
Other investment grade	2,198	12	2,217	(268)	353
Below investment grade(2)	15,343	84	12,105	(1,904)	2,365

Total	$18,310	100%	$15,095	$(2,215)	$2,725

CMBS:
AAA-rated	$27,331	47%	$27,386	$(27)	$42
Other investment grade	26,525	46	26,496	(468)	1,654
Below investment grade(2)	4,003	7	3,577	(998)	1,702

Total	$57,859	100%	$57,459	$(1,493)	$3,398

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$29,533	21%	$29,592	$(167)	$72
Other investment grade	31,908	22	31,898	(1,116)	2,523
Below investment grade(2)	82,803	57	67,028	(18,088)	5,894

Total	$144,244	100%	$128,518	$(19,371)	$8,489

Total investments in mortgage-related securities	$285,505
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

Credit Ratings as of December 31, 2010
Subprime loans:
AAA-rated	$2,085	4%	$2,085	$(199)	$31
Other investment grade	3,407	6	3,408	(436)	449
Below investment grade(2)	48,726	90	42,423	(13,421)	1,789

Total	$54,218	100%	$47,916	$(14,056)	$2,269

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	139	1	140	(18)	129
Below investment grade(2)	15,507	99	10,586	(3,835)	50

Total	$15,646	100%	$10,726	$(3,853)	$179

Alt-A and other loans:
AAA-rated	$1,293	7%	$1,301	$(87)	$7
Other investment grade	2,761	15	2,765	(362)	368
Below investment grade(2)	14,789	78	11,498	(2,002)	2,443

Total	$18,843	100%	$15,564	$(2,451)	$2,818

CMBS:
AAA-rated	$28,007	48%	$28,071	$(52)	$42
Other investment grade	26,777	45	26,740	(676)	1,655
Below investment grade(2)	3,944	7	3,653	(1,191)	1,704

Total	$58,728	100%	$58,464	$(1,919)	$3,401

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$31,385	21%	$31,457	$(338)	$80
Other investment grade	33,084	23	33,053	(1,492)	2,601
Below investment grade(2)	82,966	56	68,160	(20,449)	5,986

Total	$147,435	100%	$132,670	$(22,279)	$8,667

Total investments in mortgage-related securities	$288,693
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by monoline bond insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB– and certain securities that are no longer rated.

36	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheet increased to $1,888 billion as of March 31, 2011 from $1,885 billion as of December 31, 2010. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans on our consolidated balance sheets.

The UPB of unsecuritized single-family mortgage loans increased by $7.3 billion, to $156.2 billion at March 31, 2011 from $148.9 billion at December 31, 2010, primarily due to our purchases of seriously delinquent and modified loans from the mortgage pools underlying our PCs. As guarantor, we have the right to purchase mortgages that back our PCs from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages is known as our repurchase option, and we also exercise this option when we modify a mortgage. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our purchases of single-family loans from PC pools.

The UPB of unsecuritized multifamily mortgage loans was $84.2 billion at March 31, 2011 and $85.9 billion at December 31, 2010. Our multifamily loan activity in the first quarters of 2011 and 2010 primarily consisted of purchases of loans intended for securitization and sales through Other Guarantee Transactions as part of our CME securitization program. We expect to continue to purchase and subsequently securitize multifamily loans in 2011 under our CME securitization program, which supports liquidity for the multifamily market and affordability for multifamily rental housing, as our primary multifamily business strategy in 2011.

Table 23 summarizes our purchase and guarantee activity in mortgage loans for the three months ended March 31, 2011 and 2010. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs and certain Other Guarantee Transactions (regardless of whether such securities are held by us or third parties); (b) unsecuritized single-family and multifamily mortgage loans; and (c) mortgage loans underlying our mortgage-related financial guarantees which are not consolidated on our balance sheets.

Table 23 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Three Months Ended March 31,
	2011		2010
	Purchase	% of	Purchase	% of
	Amount	Purchases	Amount	Purchases
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$62,898	62%	$65,614	72%
20-year amortizing fixed-rate	6,715	7	3,358	4
15-year amortizing fixed-rate	22,110	22	15,114	17
Adjustable-rate(2)	5,741	6	1,858	2
Interest-only(3)	—	—	321	<1
FHA/VA and other governmental	87	<1	2,783	3

Total single-family(4)	97,551	97%	89,048	98%

Multifamily	3,049	3	2,113	2

Total mortgage loan purchases and other guarantee commitment activity(5)	$100,600	100%	$91,161	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(6)	7%		13%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes net additions of seriously delinquent loans and balloon/reset mortgages purchased out of PC pools. Includes other guarantee commitments associated with mortgage loans. See endnote (5) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first quarter of 2011 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Includes $7.3 billion and $5.9 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the three months ended March 31, 2011 and 2010, respectively.
(5)	Includes issuances of other guarantee commitments on single-family loans of $1.8 billion and $2.8 billion and issuances of other guarantee commitments on multifamily loans of $0.2 billion and $0.6 billion during the three months ended March 31, 2011 and 2010, respectively, which include our unsecuritized guarantees of HFA bonds under the TCLFP in the first quarter of 2010.
(6)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our single-family credit guarantee portfolio.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 17.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

37	Freddie Mac

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations, or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liabilities, net. See “NOTE 11: DERIVATIVES” for additional information regarding our derivatives.

At March 31, 2011, the net fair value of our total derivative portfolio was $(0.7) billion, as compared to $(1.1) billion at December 31, 2010. The increase in the net fair value of our total derivative portfolio was primarily due to increasing longer-term swap interest rates. See “NOTE 11: DERIVATIVES — Table 11.1 — Derivative Assets and Liabilities at Fair Value” for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2011 and December 31, 2010. Also see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

Table 24 shows the fair value for each derivative type and the maturity profile of our derivative positions as of March 31, 2011. A positive fair value in Table 24 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated. See “Table 30 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 24 also provides the weighted average fixed rate of our pay-fixed and receive-fixed swaps.

38	Freddie Mac

Table 24 — Derivative Fair Values and Maturities

	March 31, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$230,197	$432	$185	$262	$272	$(287)
Weighted average fixed rate(4)			1.36%	1.18%	2.42%	3.68%
Forward-starting swaps(5)	19,596	141	—	8	(1)	134
Weighted average fixed rate(4)			—	1.37%	1.57%	4.50%

Total receive-fixed	249,793	573	185	270	271	(153)

Basis (floating to floating)	3,375	3	—	—	3	—
Pay-fixed:
Swaps	299,011	(13,473)	(178)	(1,144)	(2,761)	(9,390)
Weighted average fixed rate(4)			3.21%	2.44%	3.24%	4.07%
Forward-starting swaps(5)	31,004	(2,682)	—	—	—	(2,682)
Weighted average fixed rate(4)			—	—	—	4.96%

Total pay-fixed	330,015	(16,155)	(178)	(1,144)	(2,761)	(12,072)

Total interest-rate swaps	583,183	(15,579)	7	(874)	(2,487)	(12,225)

Option-based:
Call swaptions
Purchased	104,850	7,172	3,319	1,127	1,340	1,386
Written	23,775	(566)	(4)	(415)	(147)	—
Put swaptions
Purchased	60,475	1,819	56	615	462	686
Written	6,000	(1)	(1)	—	—	—
Other option-based derivatives(6)	44,884	1,388	(4)	—	—	1,392

Total option-based	239,984	9,812	3,366	1,327	1,655	3,464

Futures	157,197	(97)	(97)	—	—	—
Foreign-currency swaps	2,138	281	88	193	—	—
Commitments(7)	15,877	—	—	—	—	—
Swap guarantee derivatives	3,731	(36)	—	(1)	(1)	(34)

Subtotal	1,002,110	(5,619)	$3,364	$645	$(833)	$(8,795)

Credit derivatives	11,664	2

Subtotal	1,013,774	(5,617)
Derivative interest receivable (payable), net		(1,596)
Trade/settle receivable (payable), net		3
Derivative collateral (held) posted, net		6,518

Total	$1,013,774	$(692)

(1)	Fair value is categorized based on the period from March 31, 2011 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily includes purchased interest rate caps and floors.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

39	Freddie Mac

Table 25 summarizes the changes in derivative fair values.

Table 25 — Changes in Derivative Fair Values

	Three Months Ended
	March 31,(1)
	2011	2010
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(6,560)	$(2,267)
Net change in:
Commitments(2)	20	10
Credit derivatives	(5)	(2)
Swap guarantee derivatives	—	(1)
Other derivatives:(3)
Changes in fair value	986	(3,302)
Fair value of new contracts entered into during the period(4)	233	56
Contracts realized or otherwise settled during the period	(291)	380

Ending balance, at December 31 — Net asset (liability)	$(5,617)	$(5,126)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 24 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2011. Fair value excludes derivative interest receivable or (payable), net of $(1.5) billion, trade/settle receivable or (payable), net of $3 million, and derivative cash collateral posted, net of $5.7 billion at March 31, 2010.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

REO, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $6.4 billion at March 31, 2011 from $7.1 billion at December 31, 2010. The pace of our REO acquisitions temporarily slowed beginning in the fourth quarter of 2010 due to delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices. These delays in foreclosures continued in the first quarter of 2011, particularly in states that require a judicial foreclosure process. While foreclosure proceedings generally resumed during the first quarter of 2011, the rate of foreclosure completion is slower than prior to the suspensions. We expect our REO inventory to grow in the remainder of 2011. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in all subsequent quarters, including in the first quarter of 2011. Our valuation allowance decreased by $91 million during the first quarter of 2011 to $33.3 billion, primarily due to the reversal of temporary differences during the period. As of March 31, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $4.5 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

IRS Examinations

The IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. We currently believe adequate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 13: INCOME TAXES.”

40	Freddie Mac

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets decreased to $8.1 billion as of March 31, 2011 from $10.9 billion as of December 31, 2010 primarily because of a decrease in servicer receivables resulting from lower loan liquidations on mortgage loans held by consolidated trusts. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Debt, Net

PCs and Other Guarantee Transactions issued by our consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated trusts. The debt securities of our consolidated trusts may be prepaid without penalty at any time.

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our management activities related to other debt.

41	Freddie Mac

Table 26 presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type based on the UPB of the securities.

Table 26 — Freddie Mac Mortgage-Related Securities(1)(2)

	March 31, 2011			December 31, 2010
	Issued by	Issued by		Issued by	Issued by
	Consolidated	Non-Consolidated		Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Trusts	Trusts	Total
	(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,192,471	$—	$1,192,471	$1,213,448	$—	$1,213,448
20-year amortizing fixed-rate	67,076	—	67,076	65,210	—	65,210
15-year amortizing fixed-rate	249,148	—	249,148	248,702	—	248,702
Adjustable-rate(3)	62,160	—	62,160	61,269	—	61,269
Interest-only(4)	72,630	—	72,630	79,835	—	79,835
FHA/VA and other governmental	3,570	—	3,570	3,369	—	3,369

Total single-family	1,647,055	—	1,647,055	1,671,833	—	1,671,833

Multifamily	—	4,560	4,560	—	4,603	4,603

Total single-family and multifamily	1,647,055	4,560	1,651,615	1,671,833	4,603	1,676,436

Other Guarantee Transactions:
HFA bonds:(5)
Single-family	—	6,152	6,152	—	6,168	6,168
Multifamily	—	1,146	1,146	—	1,173	1,173

Total HFA bonds	—	7,298	7,298	—	7,341	7,341
Other:
Single-family(6)	14,979	4,146	19,125	15,806	4,243	20,049
Multifamily	—	11,107	11,107	—	8,235	8,235

Total Other Guarantee Transactions	14,979	15,253	30,232	15,806	12,478	28,284

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(7)	—	833	833	—	857	857

Total Freddie Mac Mortgage-Related Securities	$1,662,034	$27,944	$1,689,978	$1,687,639	$25,279	$1,712,918

Less: Repurchased Freddie Mac Mortgage-Related Securities(8)	(164,185)			(170,638)

Total UPB of debt securities of consolidated trusts held by third parties	$1,497,849			$1,517,001

(1)	Based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes other guarantee commitments for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria.
(3)	Includes $1.2 billion and $1.3 billion in UPB of option ARM mortgage loans as of March 31, 2011 and December 31, 2010, respectively. See endnote (6) for additional information on option ARM loans that back our Other Guarantee Transactions.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by non-agency mortgage-related securities that include prime, FHA/VA and subprime mortgage loans and also include $8.2 billion and $8.4 billion in UPB of securities backed by option ARM mortgage loans at March 31, 2011 and December 31, 2010, respectively.
(7)	Backed by FHA/VA loans.
(8)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

42	Freddie Mac

Table 27 presents issuances and extinguishments of the debt securities of our consolidated trusts during the three months ended March 31, 2011 and 2010 as well as the UPB of consolidated trusts held by third parties.

Table 27 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,517,001	$1,564,093
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	61,791	68,424
20-year amortizing fixed-rate	6,243	2,873
15-year amortizing fixed-rate	19,866	13,207
Adjustable-rate	5,646	1,770
Interest-only	152	284
FHA/VA	160	1,074
Debt securities of consolidated trusts retained by us at issuance	(6,345)	(2,310)

Net issuances of debt securities of consolidated trusts	87,513	85,322
Reissuances of debt securities of consolidated trusts previously held by us(2)	24,576	7,911

Total issuances to third parties of debt securities of consolidated trusts	112,089	93,233
Extinguishments, net(3)	(131,241)	(114,264)

Ending balance of debt securities of consolidated trusts held by third parties	$1,497,849	$1,543,062

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of March 31, 2011 and 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities decreased to $7.5 billion as of March 31, 2011 from $8.1 billion as of December 31, 2010 primarily because of a decrease in servicer liabilities during the first quarter of 2011. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

Total equity (deficit) increased from $(401) million at December 31, 2010 to $1.2 billion at March 31, 2011, reflecting: (a) a $1.9 billion decrease in unrealized losses recorded in AOCI on our available-for-sale securities; (b) net income of $676 million for the three months ended March 31, 2011; (c) $500 million received from Treasury during the first quarter of 2011 under the Purchase Agreement; and (d) a $132 million decrease in unrealized losses recorded in AOCI related to our closed cash flow hedge relationships. These amounts were partially offset by the payment of senior preferred stock dividends in an aggregate amount of $1.6 billion.

The balance of AOCI at March 31, 2011 was a net loss of approximately $10.0 billion, net of taxes, compared to a net loss of $12.0 billion, net of taxes, at December 31, 2010. Net unrealized losses in AOCI on our available-for-sale securities decreased by $1.9 billion during the first quarter of 2011, primarily due to an increase in prices on non-agency mortgage-related securities, as spreads tightened on CMBS, coupled with fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our closed cash flow hedge relationships decreased by $132 million during the first quarter of 2011, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in our 2010 Annual Report and in this Form 10-Q for additional information regarding these and other risks.

43	Freddie Mac

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

Institutional Credit Risk

In recent periods, challenging market conditions adversely affected the liquidity and financial condition of our counterparties and this trend has continued in 2011. The concentration of our exposure to our counterparties has increased in recent periods due to industry consolidation and counterparty failures. In addition, previously highly-rated mortgage insurers have been downgraded in prior periods due to their weakened financial condition. As a result, we continue to face challenges in reducing our risk concentrations with counterparties.

Our exposure to mortgage seller/servicers remained high in 2010 and the three months ended March 31, 2011 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We rely significantly on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a prudent and timely manner. Our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. However, agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the three months ended March 31, 2011 and 2010 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

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

Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 85% of our single-family purchase volume during the three months ended March 31, 2011. Wells Fargo Bank, N.A., Chase Home Finance LLC, Bank of America, N.A. and U.S. Bank, N.A. accounted for 30%, 13%, 12%, and 11% respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume for the three months ended March 31, 2011. For the three months ended March 31, 2011, our top three multifamily lenders, CBRE Capital Markets, Inc., Berkadia Commercial Mortgage LLC and Holliday, Fenoglio Fowler, L.P., accounted for 26%, 14%, and 13%, respectively, of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 90% of our multifamily purchase volume for the three months ended March 31, 2011.

44	Freddie Mac

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. Pursuant to their repurchase obligations, our seller/servicers are obligated to repurchase mortgages sold to us when there has been a breach of the representations and warranties made to us with respect to the mortgages. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses realized on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages. In some cases, the ultimate amounts of recovery payments we received and may receive in the future from seller/servicers were and may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations.

Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. The UPB of loans subject to repurchase requests issued to our single-family seller/servicers declined to approximately $3.4 billion as of March 31, 2011 from $3.8 billion as of December 31, 2010, primarily because resolved requests of $3.2 billion exceeded our issuance of $2.8 billion of new requests for the three months ended March 31, 2011. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of March 31, 2011 and December 31, 2010, approximately 38% and 34%, respectively, of these repurchase requests were outstanding for more than four months since issuance of our initial repurchase request, as measured by the UPB of the loans subject to the requests. The amount we expect to collect on the outstanding requests is significantly less than the UPB amount primarily because many of these requests will likely be satisfied by reimbursement of our realized losses by seller/servicers, or may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests would also be less than the UPB of the loans. As of March 31, 2011, a significant portion of the repurchase requests outstanding more than four months relates to requests made because the mortgage insurer rescinded the mortgage insurance on the loan or denied the mortgage insurance claim. Our actual credit losses could increase should the mortgage insurance coverage not be reinstated or we fail to collect on these repurchase requests.

During the three months ended March 31, 2011, we recovered amounts that covered losses with respect to $1.2 billion of UPB of loans associated with our repurchase requests. Four of our largest single-family seller/servicers collectively had approximately 40% and 32% of their repurchase obligations outstanding more than four months at March 31, 2011 and December 31, 2010, respectively, as measured by the UPB of loans associated with our repurchase requests. In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain of our larger seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. While these provisions are in place for certain of our seller/servicers, it is too early to tell if these provisions will help in resolving future repurchase requests in a more timely manner or the impact they may have on the size or timing of our credit losses. We may also enter into agreements with seller/servicers to resolve claims for outstanding or future repurchases.

Our estimate of probable incurred losses for exposures to seller/servicer repurchase obligations is considered in our allowance for loan losses as of March 31, 2011 and December 31, 2010; however, our actual losses may be different than our estimates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for further information.

On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. Prior to that date, we had terminated TBW’s status as a seller/servicer of our loans. We have exposure to TBW with respect to its loan repurchase obligations. We also have exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009.

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represents miscellaneous costs and expenses incurred in connection with the termination of TBW’s status as a seller/servicer of our loans. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among

45	Freddie Mac

other things, that approximately $203 million in funds held in bank accounts maintained by TBW related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We have analyzed the report and, as necessary and appropriate, may revise the amount of our claim.

We estimate that our loss exposure to TBW at March 31, 2011, excluding potential claims by Ocala Funding, LLC discussed below, was approximately $690 million. This estimated exposure has been previously recognized by us through March 31, 2011. However, our ultimate losses could exceed this estimate.

No actions against Freddie Mac related to TBW or Ocala Funding, LLC, which is a wholly-owned subsidiary of TBW, have been initiated in bankruptcy court or elsewhere to recover assets. However, we understand that Ocala or its creditors may file an action to recover certain funds paid to, and loans acquired by, us prior to the TBW bankruptcy. Based on court filings and other information, we understand that Ocala or its creditors may assert fraudulent transfer and possibly other claims totaling approximately $840 million against us related to funds that were alledgedly transferred from Ocala to Freddie Mac custodial accounts. Ocala may also make claims against us asserting ownership of a large number of loans that we purchased from TBW. We are unable to estimate our loss exposure related to any claim against us concerning such loans.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers, directors, and employees. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery in the proceeding has been stayed at the request of the U.S. Department of Justice, pending completion of a criminal trial involving the former chairman and chief executive officer of TBW. See “NOTE 19: LEGAL CONTINGENCIES” for additional information on our claim arising from TBW’s bankruptcy.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loan workout efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of March 31, 2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 14%, and 12%, respectively, of our single-family mortgage loans, as of March 31, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results. For more information on developments in mortgage servicing, see “Operational Risks.”

During the second half of 2010, a number of our single-family servicers, including several of our largest, announced that they were evaluating the potential extent of issues relating to the possible improper execution of documents associated with foreclosures of loans they service, including those they service for us. Some of these companies temporarily suspended foreclosure proceedings in certain states in which they do business. While these servicers generally resumed foreclosure proceedings in the first quarter of 2011, the rate at which they are effecting foreclosures has been slower than prior to the suspensions. See “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report. For information on our problem loan workouts, see “Mortgage Credit Risk — Portfolio Management Activities — Loan Workout Activities.”

While we have legal remedies against seller/servicers who fail to comply with our contractual servicing requirements, we are exposed to institutional credit risk in the event of their insolvency or if, for other causes, seller/servicers fail to perform their obligations to repurchase affected mortgages, indemnify us for losses resulting from any breach, or pay damages for any breach. In the event a seller/servicer does not fulfill its repurchase or other responsibilities, we may seek partial recovery of amounts owed by the seller/servicer by transferring the applicable mortgage servicing rights of the seller/servicer to a different servicer. However, this option may be difficult to accomplish with respect to our largest seller/servicers due to the operational and capacity challenges of transferring a large servicing portfolio.

46	Freddie Mac

As of March 31, 2011, our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

Similarly, in our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

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

Table 28 summarizes our exposure to mortgage insurers as of March 31, 2011. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure.

Table 28 — Mortgage Insurance by Counterparty

			As of March 31, 2011
			Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$51.7	$32.3	$13.7
Radian Guaranty Inc.	B+	Negative	38.0	15.5	11.2
Genworth Mortgage Insurance Corporation	BB+	Negative	33.2	0.9	8.5
United Guaranty Residential Insurance Co.	BBB	Stable	28.7	0.3	7.0
PMI Mortgage Insurance Co.	B	Positive	26.9	2.4	6.7
Republic Mortgage Insurance Company	BB+	Negative	22.5	2.4	5.6
Triad Guaranty Insurance Corp.(4)	NR	NR	9.8	1.0	2.4
CMG Mortgage Insurance Co.	BBB	Negative	2.8	0.1	0.7

Total			$213.6	$54.9	$55.8

(1)	Latest rating available as of April 22, 2011. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in Table 28. However, based on information we received from MGIC, we understand that MGIC may challenge our future claims under those policies if the claims reach an aggregate loss limit that is approximately $0.5 billion lower than the coverage outstanding amount set forth in Table 28.

We received proceeds of $587 million and $294 million during the three months ended March 31, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.5 billion at both March 31, 2011 and December 31, 2010.

The UPB of single-family loans covered by pool insurance declined approximately 4% during the three months ended March 31, 2011, primarily due to payoffs and other liquidation events. We did not purchase pool insurance on single-family loans during the quarter ended March 31, 2011. In recent periods we also reached the maximum limit of recovery on certain of these policies.

Based upon currently available information, we believe that all of our mortgage insurance counterparties have the capacity to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. To date, Triad’s regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so.

We believe at least one of our largest servicers entered into arrangements with two of our mortgage insurance counterparties for settlement of future rescission activity for certain mortgage loans. Under such agreements, servicers pay and/or indemnify mortgage insurers in exchange for the mortgage insurers agreeing not to issue mortgage insurance

47	Freddie Mac

rescissions and /or denials of coverage related to origination defects on Freddie Mac-owned mortgages. For loans covered by these agreements, we may be at risk of additional loss to the extent we do not independently uncover loan defects and require lender repurchase for loans that otherwise would have resulted in mortgage insurance rescission. Additionally, this type of activity could result in negative financial impacts on our mortgage insurers’ ability to pay in some economic scenarios. In April 2011, we issued an industry letter to our servicers reminding them that they may not enter into these types of agreements without our consent. It is unclear how widespread this type of agreement between our servicers and mortgage insurers may become or how many loans it may impact.

Bond Insurers

Most of the non-agency mortgage-related securities we hold rely primarily on subordinated tranches to provide credit loss protection. Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. Bond insurance exposes us to the risk that the bond insurer will be unable to satisfy claims.

Table 29 presents our coverage amounts of monoline bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses related to such a failure.

Table 29 — Monoline Bond Insurance by Counterparty

			March 31, 2011
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)

Ambac Assurance Corporation (Ambac)(3)	NR	N/A	$4.4	43%
Financial Guaranty Insurance Company (FGIC)(3)	NR	N/A	2.0	19
MBIA Insurance Corp.	B–	Negative	1.4	14
Assured Guaranty Municipal Corp.	AA–	Negative	1.2	12
National Public Finance Guarantee Corp.	BBB	Developing	1.2	11
Syncora Guarantee Inc.(3)	NR	N/A	0.1	1

Total			$10.3	100%

(1)	Latest ratings available as of April 22, 2011. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Neither S&P nor Moody’s provide credit ratings for Ambac, FGIC, or Syncora Guarantee Inc., since these companies continue to operate under regulatory supervision.

We continue to actively monitor the financial strength of our bond insurers in accordance with our risk management policies. We expect to receive substantially less than full payment of our claims from FGIC and Ambac due to adverse developments concerning these companies. FGIC and Ambac are currently not paying any claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively impacted, which may result in further impairment losses to be recognized on our investments in securities. We considered our expectations regarding our bond insurers’ ability to meet their obligations, including those of Ambac and FGIC, in making our impairment determinations at March 31, 2011 and December 31, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2011 and December 31, 2010, there were $78.3 billion and $91.6 billion, respectively, of cash and other non-

48	Freddie Mac

mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of March 31, 2011, these included:

•	$30.1 billion of cash equivalents invested in 46 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$4.5 billion of federal funds sold with three counterparties that had short-term S&P ratings of A-1 or above;

•	$1.3 billion of federal funds sold with one counterparty that had a short-term S&P rating of A-2;

•	$16.7 billion of securities purchased under agreements to resell with seven counterparties that had short-term S&P ratings of A-1 or above;

•	$15.3 billion of securities purchased under agreements to resell with seven counterparties that had short-term S&P ratings of A-2; and

•	$9.6 billion of cash deposited with the Federal Reserve Bank.

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. We are an active user of exchange-traded products, such as Treasury and Eurodollar futures, to reduce our overall exposure to derivative counterparties. Exchange-traded derivatives do not measurably increase our institutional credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled directly between us and the counterparty. When our net position with an OTC counterparty subject to a master netting agreement has a market value above zero at a given date (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), then the counterparty could potentially be obligated to deliver cash, securities, or a combination of both having that market value necessary to satisfy its net obligation to us under the derivatives (subject to a threshold).

The Dodd-Frank Act will require that, in the future, many types of derivatives be centrally cleared and traded on exchanges or comparable trading facilities. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, is in the process of determining the types of derivatives that must be subject to this requirement. See “LEGISLATIVE AND REGULATORY MATTERS — Dodd-Frank Act” for more information. In addition, we continue to work with the Chicago Mercantile Exchange and other parties to implement a central clearing platform for interest rate derivatives. We will be exposed to institutional credit risk with respect to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities in the future, to the extent we use them to clear and trade derivatives, and to the members of such clearing organizations that execute and submit our transactions for clearing.

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

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties have credit ratings below AA–. We require such counterparties to post collateral if our net exposure to them on derivative contracts exceeds $1 million. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased since 2008 due to industry consolidation and the failure of certain counterparties, and could further increase. Table 30 summarizes our exposure to our derivative counterparties, which represents the net positive fair

49	Freddie Mac

value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 30 — Derivative Counterparty Credit Exposure

	March 31, 2011
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$50,259	$—	$—	6.1	$10 million or less
AA–	4	236,106	1,671	15	6.2	$10 million or less
A+	7	362,192	18	1	5.8	$1 million or less
A	3	159,669	15	1	5.7	$1 million or less

Subtotal(7)	17	808,226	1,704	17	5.9
Other derivatives(8)		185,940	—	—
Commitments(9)		15,877	32	32
Swap guarantee derivatives		3,731	—	—

Total derivatives(10)		$1,013,774	$1,736	$49

	December 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$53,975	$—	$—	6.8	$10 million or less
AA−	4	270,694	1,668	29	6.4	$10 million or less
A+	7	441,004	460	1	6.2	$1 million or less
A	3	177,277	16	2	5.2	$1 million or less

Subtotal(7)	17	942,950	2,144	32	6.1
Other derivatives(8)		244,640	—	—
Commitments(9)		14,292	103	103
Swap guarantee derivatives		3,614	—	—

Total derivatives(10)		$1,205,496	$2,247	$135

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on March 31, 2011, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $17 million. Our uncollateralized exposure as of December 31, 2010 was $32 million. One of our counterparties, HSBC Bank USA, which was rated AA– as of April 22, 2011, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at March 31, 2011.

As indicated in Table 30, approximately 99% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at March 31, 2011. The uncollateralized exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and

50	Freddie Mac

the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

In the event a derivative counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if the collateral held by us cannot be liquidated at prices that are sufficient to recover the amount of such exposure. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps will increase under certain adverse market conditions by performing daily market stress tests. These tests, which involve significant management judgment, evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties on OTC derivatives contracts assuming certain changes in the level and implied volatility of interest rates and certain changes in foreign currency exchange rates over a brief time period. Our actual exposure could vary significantly from amounts forecasted by these tests.

As indicated in Table 30, the total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $32 million and $103 million at March 31, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Mortgage Credit Risk

We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and general economic conditions. All mortgages that we purchase or guarantee have an inherent risk of default.

Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. See “BUSINESS — Our Business” and “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2010 Annual Report for information about our charter requirements for single-family loans purchases, delegated underwriting, and our quality control monitoring.

Conditions in the mortgage market continued to remain challenging during the first quarter of 2011. All single-family mortgage loans, especially those originated between 2005 and 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. Our serious delinquency rates remained high in the first quarter of 2011, primarily due to economic factors which adversely affected borrowers. Also contributing to high serious delinquency rates were: (a) delays related to servicer processing capacity constraints; (b) delays associated with the HAMP trial period and related processes; and (c) delays in the foreclosure process, including those associated with deficiencies in foreclosure documentation practices, and other delays imposed by third parties. These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. While still at historically high levels, the UPB of our single-family non-performing loans declined during the first quarter of 2011, and the number of loans that transitioned to serious delinquency declined.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 and $150,000 at March 31, 2011 and December 31, 2010, respectively. Our single-family mortgage purchases and other guarantee commitment activity in the first quarter of 2011 increased by 10% to $97.6 billion, as compared to $89.0 billion in the first quarter of 2010. The substantial majority of the single-family mortgages we purchased in the first quarter of 2011 were 30-year and 15-year fixed-rate mortgages. Approximately 85% of our purchases for the single-family credit guarantee portfolio in the first quarter of 2011 were refinance mortgages.

51	Freddie Mac

An important safeguard against credit losses on mortgage loans in our single-family credit guarantee portfolio is provided by the borrowers’ equity in the underlying properties. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 19% and 18% as of March 31, 2011 and December 31, 2010, respectively. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 13.7% and 14.9% as of March 31, 2011 and December 31, 2010, respectively. In addition, as of March 31, 2011 and December 31, 2010, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 723 and 721, respectively.

A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of March 31, 2011 and December 31, 2010, approximately 15% and 14% of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 31 provides additional characteristics of single-family mortgage loans purchased during the three months ended March 31, 2011 and 2010, and of our single-family credit guarantee portfolio at March 31, 2011 and December 31, 2010.

52	Freddie Mac

Table 31 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the
	Three Months Ended
	March 31,		Portfolio(2) at
	2011	2010	March 31, 2011	December 31, 2010

Original LTV Ratio Range(3)(4)
60% and below	33%	32%	23%	23%
Above 60% to 70%	18	17	16	16
Above 70% to 80%	42	45	43	43
Above 80% to 90%	4	4	9	9
Above 90% to 100%	3	2	8	8
Above 100%	—	—	1	1

Total	100%	100%	100%	100%

Weighted average original LTV ratio	66%	67%	71%	71%

Estimated Current LTV Ratio Range(5)
60% and below			26%	27%
Above 60% to 70%			12	12
Above 70% to 80%			18	17
Above 80% to 90%			15	16
Above 90% to 100%			10	10
Above 100% to 110%			6	6
Above 110% to 120%			4	4
Above 120%			9	8

Total			100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)			78%	78%
All other mortgages			78%	78%
Total mortgages			78%	78%

Credit Score(3)(7)
740 and above	74%	70%	53%	53%
700 to 739	18	19	21	21
660 to 699	7	8	15	15
620 to 659	1	2	7	7
Less than 620	—	1	3	3
Not available	—	—	1	1

Total	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)	745	742	745	745
All other mortgages	758	754	733	732
Total mortgages	754	751	734	733

Loan Purpose
Purchase	15%	21%	30%	31%
Cash-out refinance	19	23	28	29
Other refinance(8)	66	56	42	40

Total	100%	100%	100%	100%

Property Type
Detached/townhome(9)	94%	94%	92%	92%
Condo/Co-op	6	6	8	8

Total	100%	100%	100%	100%

Occupancy Type
Primary residence	92%	92%	91%	91%
Second/vacation home	4	5	5	5
Investment	4	3	4	4

Total	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at both March 31, 2011 and December 31, 2010, are excluded from portfolio balance data since these securities are backed by non- Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative. See “Table 35 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien mortgage reduces the borrower’s equity in the home, and therefore, can increase the risk of default.
(5)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	The ending balances of relief refinance mortgages comprised approximately 9% and 7% of our single-family credit guarantee portfolio as of March 31, 2011 and December 31, 2010, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities.

53	Freddie Mac

Attribute Combinations

Certain combinations of loan characteristics often can also indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.6 billion and $11.8 billion at March 31, 2011 and December 31, 2010, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. The presence of a second lien mortgage can also increase the risk that a borrower will default.

Single-Family Mortgage Product Types

The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate products for presentation within this Form 10-Q and elsewhere in our reporting even though they have a one-time rate adjustment provision, because the change in rate is determined at the time of modification rather than at a future date.

The following paragraphs provide information on the interest-only, option ARM and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than other mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. At both March 31, 2011 and December 31, 2010, interest-only loans represented approximately 5% of the UPB of our single-family credit guarantee portfolio. Beginning September 1, 2010, we no longer purchase interest-only loans. We purchased $0.3 billion of these loans during the first quarter of 2010.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both March 31, 2011 and December 31, 2010, option ARM loans represented approximately 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $8.2 billion and $8.4 billion of option ARM securities underlying certain of our Other Guarantee Transactions at March 31, 2011 and December 31, 2010, respectively. We have not identified these option ARM securities as either subprime or Alt-A securities. These option ARM securities could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $7.3 billion and $5.9 billion of conforming jumbo loans during the first quarters of 2011 and 2010, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of March 31, 2011 and December 31, 2010 was $42.8 billion and $37.8 billion, respectively. The average size of these loans was approximately $549,000 and $548,000 at March 31, 2011 and December 31, 2010, respectively. Our purchases of conforming jumbo loans will likely decline beginning in the fourth quarter of 2011 if the temporary increase in limits on the size of loans we may purchase expires as scheduled on September 30, 2011. See “LEGISLATIVE AND REGULATORY MATTERS” for further information on the conforming loan limits.

Other Categories of Single-Family Mortgage Loans

While we classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and our classification of such loans may differ from those used by other companies. For example, some financial institutions may use FICO credit scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio.

54	Freddie Mac

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information).

We estimate that approximately $2.5 billion of security collateral underlying our Other Guarantee Transactions at both March 31, 2011 and December 31, 2010, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At March 31, 2011 and December 31, 2010, we held $52.8 billion and $54.2 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 9% and 10% of these securities were investment grade at March 31, 2011 and December 31, 2010, respectively. The credit performance of loans underlying these securities has deteriorated significantly since the beginning of 2008 and has continued to deteriorate during the first quarter of 2011. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $109.2 billion as of March 31, 2011 from $115.5 billion as of December 31, 2010. The UPB of our Alt-A loans declined in the first quarter of 2011 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of March 31, 2011, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO credit score at origination was 719. Although Alt-A mortgage loans comprised approximately 6% of our single-family credit guarantee portfolio as of March 31, 2011, these loans represented approximately 31% of our credit losses during the first quarter of 2011. During the first quarter of 2011, we identified approximately $0.6 billion in UPB of single-family loans underlying certain Other Guarantee Transactions that had been previously reported in both the Alt-A and subprime categories. As of March 31, 2011, we no longer report these loans as Alt-A (but continue to report them as subprime) and we revised the prior periods to conform to the current period presentation.

We did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the first quarter of 2011. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the product became available in 2009 to March 31, 2011, we purchased approximately $12.1 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $1.9 billion during the first quarter of 2011.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2011 and December 31, 2010, we held investments of $18.3 billion and $18.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 16% and 22%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities has deteriorated significantly since the beginning of 2008 and has continued to deteriorate during the first quarter of 2011. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such

55	Freddie Mac

based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio

Table 32 presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced since 2007.

Table 32 — Certain Higher-Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2011
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$363.2	102%	6.0%	9.7%
Categories (individual characteristics):
Alt-A(5)	109.2	101%	6.6%	11.9%
Interest-only(6)	88.4	115%	0.6%	17.9%
Option ARM(7)	9.2	116%	3.2%	21.5%
Original LTV ratio greater than 90%(8)(9)	160.0	105%	5.6%	7.1%
Lower original FICO scores (less than 620)(8)	59.8	90%	11.4%	13.0%

	As of December 31, 2010
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$368.8	100%	5.5%	10.3%
Categories (individual characteristics):
Alt-A(5)	115.5	99%	5.7%	12.2%
Interest-only(6)	95.4	112%	0.5%	18.4%
Option ARM(7)	9.4	115%	3.1%	21.2%
Original LTV ratio greater than 90%(8)(9)	154.3	104%	5.3%	7.8%
Lower original FICO scores (less than 620)(8)	61.2	89%	10.4%	13.9%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default. For refinance mortgages, the original LTV ratios are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the lower of an appraisal or property sales price.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	Loans within the Alt-A category continue to remain as such following modification, even though the borrower may have provided full documentation of assets and income to complete the modification.
(6)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post modification), primarily due to delays in processing.
(7)	Loans within the option ARM category continue to remain as such following modification, even though the modified loan no longer provides for optional payment provisions.
(8)	See endnotes (4) and (7) to “Table 31 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.
(9)	Includes approximately $45 billion and $37 billion at March 31, 2011 and December 31, 2010, respectively, of mortgages associated with our relief refinance initiative which allow for LTV ratios up to 125%.

Loans with one or more of the above attributes comprised approximately 20% of our single-family credit guarantee portfolio as of both March 31, 2011 and December 31, 2010. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined approximately 2%, to $363.2 billion as of March 31, 2011 from $368.8 billion as of December 31, 2010. This decline was principally due to liquidations resulting from repayments, payoffs, and refinancing activity as well as those resulting from foreclosure events and foreclosure alternatives. The serious delinquency rates associated with these loans declined to 9.7% as of March 31, 2011 from 10.3% as of December 31, 2010.

56	Freddie Mac

Multifamily Mortgage Portfolio Diversification, Characteristics and Product Types

Portfolio diversification is an important aspect of our strategy to manage mortgage credit risk for multifamily loans. We monitor a variety of mortgage loan characteristics which may affect the default experience on our overall mortgage portfolio, such as the LTV ratio, DSCR, geographic location and loan duration. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for information about geographic concentrations and original DSCR of loans in our multifamily mortgage portfolio. We also monitor the performance and risk concentrations of our multifamily loans and the underlying properties throughout the life of the loan.

Table 33 provides certain attributes of our multifamily mortgage portfolio at March 31, 2011 and December 31, 2010.

Table 33 — Multifamily Mortgage Portfolio — by Attribute

	UPB at December 31,		Delinquency Rate(2) at
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Original LTV Ratio(1)	(dollars in billions)

Below 75%	$73.2	$72.0	0.21%	0.08%
75% to 80%	29.9	29.9	0.24	0.24
Above 80%	6.7	6.8	2.56	2.30

Total	$109.8	$108.7	0.36%	0.26%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates

2011	$1.7	$2.3	1.32%	0.97%
2012	4.0	4.1	1.11	0.82
2013	6.7	6.8	0.94	—
2014	8.4	8.5	0.05	0.02
2015	11.9	12.0	0.09	0.09
Beyond 2015	77.1	75.0	0.33	0.29

Total	$109.8	$108.7	0.36%	0.26%

Year of Acquisition or Guarantee(3)

2004 and prior	$15.2	$15.9	0.34%	0.31%
2005	7.8	8.0	—	—
2006	11.5	11.7	0.62	0.25
2007	20.8	20.8	0.95	0.97
2008	22.9	23.0	0.34	0.03
2009	15.0	15.2	—	—
2010	13.6	14.1	—	—
2011	3.0	N/A	—	N/A

Total	$109.8	$108.7	0.36%	0.26%

Current Loan Size Distribution

Above $25 million	$39.8	$39.7	0.23%	0.07%
Above $5 million to $25 million	60.7	59.7	0.44	0.38
$5 million and below	9.3	9.3	0.43	0.37

Total	$109.8	$108.7	0.36%	0.26%

Legal Structure

Unsecuritized loans	$84.2	$85.9	0.24%	0.11%
Non-consolidated Freddie Mac mortgage-related securities	16.0	13.1	1.07	1.30
Other guarantee commitments	9.6	9.7	0.23	0.23

Total	$109.8	$108.7	0.36%	0.26%

(1)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrowers’ equity in the property and, therefore, can increase the risk of default.
(2)	See “Credit Performance — Delinquencies” for more information about our delinquency rates.
(3)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. As of March 31, 2011 and

57	Freddie Mac

December 31, 2010, approximately 84% and 85%, respectively, of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable-rates.

We estimate that approximately 8% of loans in our multifamily mortgage portfolio had a current LTV ratio of greater than 100% as of March 31, 2011, and the estimated current average DSCR for these loans as of that date was 1.2, based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available results of our multifamily borrowers to assess a property’s value, there may be a significant lag in reporting as they prepare their results in the normal course of business.

Because multifamily loans generally have a balloon payment and typically have a shorter contractual term than single-family mortgages, the maturity date for a multifamily loan is an important loan characteristic. Borrowers may be less able to refinance their obligations during periods of rising interest rates or if the underlying fundamentals of the property deteriorate, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk, but it does indicate our potential exposure to default.

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

At both March 31, 2011 and December 31, 2010, our credit-enhanced mortgages represented 15% of our single-family credit guarantee portfolio and multifamily mortgage portfolio, on a combined basis, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We had recoveries associated with charged-off loans of $0.7 billion and $0.6 billion in the first quarter of 2011 and 2010, respectively, under our primary and pool mortgage insurance policies and other credit enhancements related to our single-family credit guarantee portfolio. In the first quarter of 2011 and in the full year of 2010, the credit enhancement coverage for new purchases was lower than in periods before 2010, primarily as a result of the high refinance activity during the first quarter of 2011 and the full year of 2010. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios, and are more likely to fall below the 80% charter threshold noted above. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property for certain of these loans.

See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio as of March 31, 2011 and December 31, 2010.

Other Credit Risk Management Activities

To compensate us for higher levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. We announced delivery fee increases in the fourth

58	Freddie Mac

quarter of 2010 that became effective March 1, 2011 (or later, as outstanding contracts permit) for loans with higher LTV ratios. These increased fees do not apply to relief refinance mortgages with settlement dates on or after July 1, 2011.

MHA Program

The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program include:

Home Affordable Modification Program.  HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP applies both to delinquent borrowers and to those current borrowers at risk of imminent default. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risks — Portfolio Management Activities — MHA Program” in our 2010 Annual Report for further information on HAMP.

Table 34 presents the number of single-family loans that completed modification or were in trial periods under HAMP as of March 31, 2011 and December 31, 2010.

Table 34 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	March 31, 2011		December 31, 2010
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$26,409	119,690	$23,635	107,073
Loans in the HAMP trial period	$4,327	19,897	$4,905	22,352

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the borrower’s monthly payment was reduced on average by an estimated $566, which amounts to an average of $6,792 per year, and a total of $813 million in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years and borrowers whose payments were adjusted below current market levels will have their payment gradually increase after the fifth year to a rate consistent with the market rate at the time of modification. We bear the cost associated with the borrowers’ payment reductions. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

The number of our loans in the HAMP trial period declined to 19,897 as of March 31, 2011 from 22,352 as of December 31, 2010. A large number of borrowers entered into trial period plans when the program was initially introduced in 2009, and significantly fewer new borrowers entered into HAMP trial period plans after 2009. Consequently, we expect fewer borrowers will complete a HAMP modification during 2011 than did in 2010, since a large number of the delinquent borrowers that were eligible for the program have already completed the trial period or attempted to do so, but failed. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. For more information on our HAMP modifications, including redefault rates on these loans, see “Loan Workout Activities.”

Home Affordable Refinance Program.  HARP gives eligible homeowners with loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms and is available until June 2012. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place.

The relief refinance initiative is our implementation of HARP. HARP is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. HARP loans may not perform as well as other refinance mortgages over time due, in part, to the continued high LTV ratios of these loans. Through our relief refinance initiative, we offer this refinancing option only for qualifying mortgage loans that we hold or

59	Freddie Mac

guarantee. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements.

The implementation of the relief refinance mortgage product has resulted in a higher volume of purchases and increased delivery fees from the new loans than we would expect in the absence of the program. However, we believe the net effect of the refinance activity on our financial results has not been significant.

Table 35 below presents the composition of our purchases of refinanced single-family loans during the three months ended March 31, 2011 and 2010.

Table 35 — Single-Family Refinance Loan Volume(1)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Relief refinance mortgages:
Above 105% LTV ratio	$2,527	10,747	2.8%	$608	2,508	0.8%
80% to 105% LTV ratio	12,006	54,974	14.1	10,355	44,459	13.8
Below 80% LTV ratio	14,573	87,025	22.3	10,816	60,640	18.8

Total relief refinance mortgages	$29,106	152,746	39.2%	$21,779	107,607	33.4%

Total refinance loan volume(2)	$81,757	390,008	100%	$68,014	321,886	100%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 39% and 33% of our total refinance volume in the first quarter of 2011 and 2010, respectively. Relief refinance mortgages with LTV ratios of 80% and above represented approximately 15% and 12% of our total single-family credit guarantee portfolio purchases in the first quarter of 2011 and 2010, respectively. Relief refinance mortgages comprised approximately 9% and 7% of our total single-family credit guarantee portfolio at March 31, 2011 and December 31, 2010, respectively.

Home Affordable Foreclosure Alternatives Program.  HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a trial period, failed to complete their HAMP trial period, or defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. HAFA took effect in April 2010 and we began our implementation of this program in August 2010. We completed a small number of HAFA transactions on our single-family mortgage loans during the first quarter of 2011.

Hardest Hit Fund.  In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create programs to assist homeowners in those states that have been hit hardest by the housing crisis and economic downturn. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. We believe participation in these programs by our borrowers has been limited through March 31, 2011, and our delinquency statistics have not been significantly affected.

Impact of the MHA Program on Freddie Mac

As previously discussed, HAMP is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. We believe our overall loss mitigation programs, including efforts outside of the MHA Program, could reduce our ultimate credit losses over the long term. However, we cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

The costs we incur related to loan modifications and other activities under HAMP have been, and will likely continue to be, significant for the following reasons:

•	Except for certain Other Guarantee Transactions and loans underlying our other guarantee commitments, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentive fees and we will not receive a reimbursement of these costs from Treasury. We paid $60 million of servicer and borrower incentive fees in the first quarter of 2011, as compared to $24 million of such fees in the first quarter of 2010. We also have the potential to incur additional servicer incentive fees and

60	Freddie Mac

borrower incentive fees as long as the borrower remains current on a loan modified under HAMP. As of March 31, 2011, we accrued $81 million for both initial fees and recurring incentive fees not yet due.

•	Under HAMP, we typically provide concessions to borrowers, including interest rate reductions and forbearance of principal and interest on a portion of the UPB. To the extent borrowers successfully obtain HAMP modifications, we will continue to experience high volumes of TDRs, similar to our experience during 2010 and the first quarter of 2011.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For those borrowers who redefault or who do not complete the trial period and do not qualify for another loan workout, HAMP will have delayed the foreclosure process. If home prices decline while these events take place, a delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	Non-GSE mortgages modified under HAMP include mortgages backing our investments in non-agency mortgage-related securities. Such modifications reduce the monthly payments due from affected borrowers, and thus reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement).

Loan Workout Activities

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. The majority of our workout activities are for single-family loans. Our single-family loss mitigation strategy emphasizes early intervention in seriously delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. Loan workouts are intended to reduce the number of seriously delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Workout Activities” in our 2010 Annual Report for a general description of our loan workouts.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop, consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. Pursuant to this directive, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae, which are designed to help servicers do a better job of engaging with homeowners and to bring greater accountability to the servicing industry. The aligned requirements include earlier and more frequent communication with borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, a consistent approach to modifications, and consistent timelines for processing foreclosures. This initiative will result in the alignment of the processes for both HAMP and non-HAMP workout solutions, and will be implemented over the course of 2011. We believe this effort will result in certain changes in our non-HAMP loan modification processes which may temporarily result in delays in these activities while the changes are implemented by us and our servicers. Servicers will also be subject to incentives and sanctions with respect to performance under these standards.

For multifamily loans, we monitor a variety of mortgage loan characteristics such as the LTV ratio, DSCR and geographic location, among others, that help us assess the financial performance of the property and the borrower’s ability to repay the loan. In certain cases, we may provide short-term loan extensions of up to 12 months with no changes to the effective borrowing rate. We do not modify or extend loans in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. During the first quarter of 2011, we extended and modified multifamily loans totaling $13 million in UPB, compared with $99 million in the first quarter of 2010. Multifamily loan modifications during the first quarter of 2011 included: (a) $1 million in UPB for short-term loan extensions; and (b) $12 million in UPB for loan modifications. None of our multifamily modified loans, including those classified as TDRs, were delinquent at March 31, 2011. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless

61	Freddie Mac

of its delinquency status. At March 31, 2011, we had $897 million of multifamily loan UPB classified as TDRs on our consolidated balance sheets, all of which were performing.

We require our single-family seller/servicers to first evaluate problem loans for possible modification under HAMP. If a borrower is not eligible for a modification under HAMP, the borrower is considered for modification under our other loan modification programs. If the borrower is not eligible for any such programs, the loan is considered for other workout options. In the first quarter of 2011, we helped more than 62,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 31,000 foreclosures.

Table 36 presents volumes of single-family workouts, serious delinquency, and foreclosures for the three months ended March 31, 2011 and 2010.

Table 36 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended March 31,
	2011		2010
	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications(2)
with no change in terms(3)	1,265	$219	737	$116
with extension of loan terms	5,280	961	3,961	657
with reduction of contractual interest rate	9,365	2,134	13,914	3,043
with rate reduction and term extension	13,603	3,033	16,199	3,573
with rate reduction, term extension and principal forbearance	5,645	1,505	9,417	2,464

Total loan modifications(4)	35,158	7,852	44,228	9,853
Repayment plans(5)	9,099	1,286	8,761	1,268
Forbearance agreements(6)	7,678	1,526	8,858	1,856

Total home retention actions:	51,935	10,664	61,847	12,977

Foreclosure alternatives:
Short sale	10,621	2,488	6,957	1,609
Deed-in-lieu transactions	85	15	107	15

Total foreclosure alternatives	10,706	2,503	7,064	1,624

Total single-family loan workouts	62,641	$13,167	68,911	$14,601

Delinquent loan additions	97,464		150,941

Single-family foreclosures(7)	31,087		32,301

Delinquent loans, at period end	436,314		516,219

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	Includes approximately 27,000 TDRs in both the three months ended March 31, 2011 and 2010.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 20,592 and 21,358 borrowers as of March 31, 2011 and 2010, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before a loan workout is pursued or completed. Our reported activity has been revised such that we only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in home retention actions, particularly loan modifications, and increases in short sales during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Loan modifications may include the additions of past due amounts to principal, interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used forbearance in the first quarter of 2011 and did not use principal reduction in modifying our loans. We bear the costs of these activities, including the cost of any monthly payment reductions. We also completed 10,621 short sales during the three months ended March 31, 2011, compared to 6,957 in the three months ended March 31, 2010.

62	Freddie Mac

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $58 billion as of March 31, 2011 from $52 billion as of December 31, 2010. The number of modified loans in our single-family credit guarantee portfolio has been increasing and such loans comprised approximately 2.4% and 2.1% of our single-family credit guarantee portfolio as of March 31, 2011 and December 31, 2010, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 118% and the serious delinquency rate on these loans was 17% as of March 31, 2011. Table 37 presents the reperformance rate of modified single-family loans in each of the last seven quarterly periods.

Table 37 — Reperformance Rates(1) of Modified Single-Family Loans

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	94%	93%	94%	95%	94%	96%	—
6 to 8 months		92%	91%	93%	93%	93%	—
9 to 11 months			89%	90%	91%	93%	—
12 to 14 months				89%	88%	92%	—
15 to 17 months					87%	91%	—
18 to 20 months						88%	—
21 to 23 months							—

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	94%	93%	93%	94%	90%	88%	73%
6 to 8 months		90%	86%	87%	82%	78%	64%
9 to 11 months			83%	81%	77%	72%	60%
12 to 14 months				79%	75%	69%	58%
15 to 17 months					74%	67%	57%
18 to 20 months						67%	55%
21 to 23 months							56%

	Quarter of Loan Modification Completion(2)
Total (HAMP and non-HAMP):	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	94%	93%	94%	95%	92%	89%	73%
6 to 8 months		91%	90%	92%	88%	79%	64%
9 to 11 months			88%	88%	85%	74%	60%
12 to 14 months				87%	82%	71%	58%
15 to 17 months					81%	68%	57%
18 to 20 months						68%	55%
21 to 23 months							56%

(1)	Represents the percentage of loans that are current or less than three monthly payments past due as well as those paid-in-full or repurchased. Excludes those loan modification activities for which the borrower has started the required process, but the modification has not been made permanent, or effective, such as loans in the trial period under HAMP.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us, which in certain cases may be delayed by a backlog in servicer processing of modifications.

The redefault rate is the percentage of our modified loans that became seriously delinquent, transitioned to REO, or completed a loss-producing foreclosure alternative, and is the inverse of the reperformance rate. As of March 31, 2011, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during 2010, 2009, and 2008 was 11%, 37%, and 49%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of March 31, 2011, the redefault rate for loans modified under HAMP in 2010 and 2009 was approximately 10% and 13%, respectively. These redefault rates may not be representative of the future performance of loans, including those modified under HAMP. We believe the redefault rate for loans modified in 2010, 2009, and 2008, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

Credit Performance

Delinquencies

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

63	Freddie Mac

are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement. Single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower.

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

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter the HAMP trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications impact our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Temporary actions to suspend foreclosure transfers of occupied homes, increases in foreclosure process timeframes, process requirements of HAMP, and general constraints on servicer capacity caused our single-family serious delinquency rates to be higher in the first quarter of 2011 than they otherwise would have been. Delays in the foreclosure process relating to the concerns about deficiencies in foreclosure practices also have a similar effect on our single-family serious delinquency rates.

Table 38 presents delinquency rates for our single-family credit guarantee and multifamily mortgage portfolios.

Table 38 — Delinquency Rates

	March 31, 2011		December 31, 2010
	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate	of Portfolio	Rate

Single-family:
Non-credit-enhanced	85%	2.85%	85%	3.01%
Credit-enhanced	15	7.87	15	8.27

Total single-family credit guarantee portfolio(1)	100%	3.63	100%	3.84

Multifamily:
Non-credit-enhanced	78%	0.25%	80%	0.12%
Credit-enhanced	22	0.75	20	0.85

Total multifamily mortgage portfolio	100%	0.36	100%	0.26

(1)	As of March 31, 2011 and December 31, 2010, approximately 65% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined slightly to 3.63% as of March 31, 2011 from 3.84% as of December 31, 2010. Serious delinquency rates for interest-only and option ARM products, which together represented approximately 6% of our total single-family credit guarantee portfolio at March 31, 2011, were 17.9% and 21.5%, respectively, at March 31, 2011, compared with 18.4% and 21.2%, respectively, at December 31, 2010. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, which is a more traditional mortgage product, were approximately 3.8% and 4.0% at March 31, 2011, and December 31, 2010, respectively. The slight improvement in the single-family serious delinquency rate during the first quarter of 2011 was primarily due to a continued high volume of loan modifications, significant volumes of foreclosure transfers, and a slowdown in new serious delinquencies. Although the volume of new serious delinquencies declined in each of the past five quarters, our serious delinquency rate remains high, reflecting continued stress in the housing and labor markets.

In certain states within the West, Southeast and Northeast regions, our single-family serious delinquency rates have remained persistently high. As of March 31, 2011, single-family loans in California and Florida comprised 16% and 6%, respectively, of our single-family credit guarantee portfolio; however, seriously delinquent loans in these states comprised approximately 18% and 19%, respectively, of the seriously delinquent loans in our single-family credit guarantee portfolio, based on UPB. During the first quarter of 2011, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk

64	Freddie Mac

characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices since 2006 than those homeowners that have built up equity in their homes over time.

Table 39 presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2011
				Estimated		Serious	Three Months Ended March 31, 2011
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency	Credit Losses
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate	Alt-A	Non Alt-A
	(in billions)						(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$45	$415	$460	91%	3.7%	6.7%	$0.7	$1.2
All other states	64	1,291	1,355	74	2.1	2.8	0.3	1.0
Year of origination:
2011	—	44	44	68	—	—	—	—
2010	—	369	369	70	<0.1	0.1	—	—
2009	<1	376	376	71	0.1	0.3	—	—
2008	9	139	148	88	2.8	4.9	—	0.2
2007	34	162	196	107	7.4	11.3	0.4	0.8
2006	29	117	146	106	6.8	10.3	0.4	0.6
2005	20	147	167	92	3.8	6.1	0.2	0.4
2004 and prior	17	352	369	59	1.9	2.5	—	0.2

	As of March 31, 2010
				Estimated		Serious	Three Months Ended March 31, 2010
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency	Credit Losses
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate	Alt-A	Non Alt-A
	(in billions)						(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$57	$418	$475	89%	1.7%	8.0%	$0.9	$0.9
All other states	83	1,322	1,405	73	1.1	3.1	0.3	0.8
Year of origination:
2010	—	48	48	69	—	—	—	—
2009	<1	462	462	69	—	0.1	—	—
2008	12	199	211	83	0.7	3.9	—	0.1
2007	43	212	255	99	2.8	11.2	0.4	0.5
2006	38	155	193	99	2.8	10.0	0.5	0.4
2005	25	192	217	88	1.6	5.7	0.3	0.4
2004 and prior	22	472	494	57	1.0	2.3	—	0.3

(1)	See endnote (5) to “Table 31 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

65	Freddie Mac

Table 40 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of March 31, 2011 and December 31, 2010.

Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	March 31, 2011
			Current LTV Ratio(1)
	Current LTV Ratio(1) ≤ 80		of 81-100		Current LTV Ratio(1) > 100		Current LTV Ratio(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	1.0%	8.0%	0.8%	13.7%	1.0%	25.1%	2.8%	14.0%	14.2%
15- year amortizing fixed rate	0.2	4.3	<0.1	11.0	<0.1	19.7	0.2	1.9	4.8
ARMs/adjustable rate(4)	0.1	12.0	<0.1	17.6	<0.1	26.8	0.1	8.3	16.4
Interest-only(5)	<0.1	16.2	<0.1	24.0	0.1	38.0	0.1	1.4	32.0
Other(6)	<0.1	3.1	0.1	6.7	<0.1	11.7	0.1	3.4	4.8
Total FICO scores < 620	1.3	7.1	0.9	13.9	1.1	25.6	3.3	11.4	13.0

FICO scores of 620 to 659
20 and 30- year or more amortizing fixed rate	2.3	5.0	1.6	9.1	1.8	19.0	5.7	9.3	9.8
15- year amortizing fixed rate	0.5	2.5	0.1	7.0	<0.1	15.9	0.6	1.0	2.9
ARMs/adjustable rate(4)	0.1	5.7	0.1	12.7	0.1	24.9	0.3	1.5	13.2
Interest-only(5)	<0.1	10.6	0.1	19.8	0.4	34.1	0.5	1.2	28.3
Other(6)	<0.1	2.1	<0.1	4.9	<0.1	4.9	<0.1	1.1	3.9
Total FICO scores of 620 to 659	2.9	4.3	1.9	9.5	2.3	20.4	7.1	7.3	9.4

FICO scores ≥ 660
20 and 30- year or more amortizing fixed rate	36.4	1.0	19.8	2.5	11.1	9.6	67.3	2.1	2.7
15- year amortizing fixed rate	12.7	0.4	0.9	1.4	0.1	6.6	13.7	0.1	0.5
ARMs/adjustable rate(4)	2.0	1.4	0.8	5.1	0.8	16.1	3.6	0.4	5.3
Interest-only(5)	0.6	3.6	1.0	9.9	2.7	22.0	4.3	0.5	16.4
Other(6)	<0.1	1.9	<0.1	1.6	0.1	1.4	0.1	0.4	1.6
Total FICO scores ≥ 660	51.7	0.8	22.5	2.8	14.8	11.6	89.0	1.5	2.6

Total of FICO scores not available	0.3	4.6	0.1	11.2	0.2	22.5	0.6	4.5	8.8

All FICO scores
20 and 30- year or more amortizing fixed rate	39.7	1.5	22.3	3.6	14.0	12.0	76.0	3.3	3.8
15- year amortizing fixed rate	13.5	0.6	0.9	1.9	0.2	8.0	14.6	0.2	0.7
ARMs/adjustable rate(4)	2.2	2.2	0.9	6.5	1.0	17.7	4.1	0.8	6.3
Interest-only(5)	0.6	4.3	1.2	11.2	3.1	23.7	4.9	0.6	17.9
Other(6)	0.2	8.7	0.1	7.9	0.1	7.1	0.4	5.7	8.1

Total Single-family Credit Guarantee Portfolio(7)	56.2%	1.3%	25.4%	3.9%	18.4%	13.7%	100.0%	2.4%	3.6%

By Region(8)

FICO scores < 620:
North Central	0.2%	6.3%	0.2%	12.3%	0.2%	20.7%	0.6%	11.7%	12.1%
Northeast	0.4	9.1	0.3	18.7	0.2	28.6	0.9	11.8	14.0
Southeast	0.2	7.8	0.2	14.3	0.3	30.1	0.7	11.7	15.7
Southwest	0.3	5.4	0.1	11.4	0.1	21.4	0.5	8.2	8.3
West	0.2	4.9	0.1	11.5	0.3	24.3	0.6	13.6	14.0
Total FICO scores < 620	1.3	7.1	0.9	13.9	1.1	25.6	3.3	11.4	13.0

FICO scores of 620 to 659
North Central	0.5	4.0	0.4	8.6	0.5	15.3	1.4	7.3	8.3
Northeast	1.0	5.3	0.5	13.2	0.3	22.3	1.8	7.2	9.4
Southeast	0.5	5.1	0.4	9.4	0.6	24.5	1.5	7.4	11.9
Southwest	0.5	3.2	0.3	7.6	0.1	14.1	0.9	5.0	5.2
West	0.4	3.3	0.3	8.3	0.8	21.2	1.5	9.6	11.5
Total FICO scores of 620 to 659	2.9	4.3	1.9	9.5	2.3	20.4	7.1	7.3	9.4

FICO scores ≥ 660
North Central	8.7	0.7	4.9	2.4	2.6	7.4	16.2	1.3	2.0
Northeast	15.2	0.9	5.4	4.3	1.6	11.9	22.2	1.3	2.1
Southeast	7.2	1.1	4.1	2.8	3.7	14.7	15.0	1.6	4.1
Southwest	7.5	0.6	2.7	2.2	0.3	6.1	10.5	0.8	1.1
West	13.1	0.5	5.4	2.3	6.6	12.0	25.1	2.3	3.4
Total FICO scores ≥ 660	51.7	0.8	22.5	2.8	14.8	11.6	89.0	1.5	2.6

Total of FICO scores not available	0.3	4.6	0.1	11.2	0.2	22.5	0.6	4.5	8.8

All FICO scores
North Central	9.4	1.1	5.5	3.4	3.3	9.6	18.2	2.2	2.9
Northeast	16.6	1.5	6.2	5.8	2.2	15.1	25.0	2.2	3.1
Southeast	8.0	1.8	4.6	4.0	4.7	17.3	17.3	2.7	5.4
Southwest	8.4	1.1	3.2	3.4	0.5	9.8	12.1	1.6	1.9
West	13.8	0.8	5.9	2.9	7.7	13.5	27.4	3.1	4.2

Total Single-family Credit Guarantee Portfolio(7)	56.2%	1.3%	25.4%	3.9%	18.4%	13.7%	100.0%	2.4%	3.6%

66	Freddie Mac

	December 31, 2010
			Current LTV Ratio(1)
	Current LTV Ratio(1) ≤ 80		of 81-100		Current LTV Ratio(1) > 100		Current LTV Ratio(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	1.1%	8.6%	0.8%	15.1%	0.9%	27.5%	2.8%	12.9%	15.1%
15- year amortizing fixed rate	0.2	4.6	<0.1	11.8	<0.1	22.2	0.2	1.8	5.1
ARMs/adjustable rate(4)	0.1	12.2	<0.1	18.4	<0.1	28.6	0.1	7.6	16.9
Interest-only(5)	<0.1	17.6	0.1	25.3	0.1	39.9	0.2	0.9	33.3
Other(6)	<0.1	3.7	<0.1	8.5	0.1	13.2	0.1	3.1	5.6
Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed rate	2.4	5.2	1.7	9.8	1.8	20.5	5.9	8.3	10.3
15- year amortizing fixed rate	0.6	2.6	<0.1	7.3	<0.1	16.6	0.6	0.9	3.0
ARMs/adjustable rate(4)	0.1	6.0	0.1	13.5	0.1	25.9	0.3	1.5	13.6
Interest-only(5)	<0.1	10.9	0.2	20.6	0.3	35.6	0.5	0.9	29.2
Other(6)	<0.1	2.6	<0.1	5.4	<0.1	5.3	<0.1	1.0	4.3
Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores ≥ 660:
20 and 30- year or more amortizing fixed rate	36.5	1.0	20.0	2.8	10.4	10.4	66.9	1.9	2.8
15- year amortizing fixed rate	12.5	0.4	0.9	1.4	0.1	7.3	13.5	0.1	0.5
ARMs/adjustable rate(4)	1.9	1.6	0.8	5.4	0.8	17.0	3.5	0.4	5.6
Interest-only(5)	0.7	3.7	1.2	10.3	2.8	23.1	4.7	0.4	16.7
Other(6)	<0.1	2.1	<0.1	2.0	0.1	1.3	0.1	0.4	1.7
Total FICO scores ≥ 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

Total of FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
20 and 30- year or more amortizing fixed rate	40.2	1.6	22.6	3.9	13.2	13.1	76.0	2.9	4.0
15- year amortizing fixed rate	13.3	0.6	0.9	2.0	0.2	8.8	14.4	0.2	0.8
ARMs/adjustable rate(4)	2.1	2.4	1.0	7.0	0.9	18.7	4.0	0.8	6.7
Interest-only(5)	0.7	4.5	1.3	11.7	3.2	24.9	5.2	0.5	18.4
Other(6)	0.2	9.3	0.1	8.6	0.1	7.3	0.4	5.2	8.6

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

By Region(8)

FICO scores <620:
North Central	0.2%	7.1%	0.2%	13.7%	0.2%	22.5%	0.6%	10.9%	13.0%
Northeast	0.5	9.4	0.3	19.9	0.2	30.5	1.0	10.7	14.5
Southeast	0.2	8.4	0.2	15.5	0.3	31.9	0.7	10.7	16.4
Southwest	0.3	5.9	0.1	12.7	0.1	24.1	0.5	7.6	9.2
West	0.2	5.6	0.1	13.5	0.3	28.0	0.6	12.3	15.8
Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
North Central	0.6	4.3	0.4	9.6	0.4	16.6	1.4	6.6	8.9
Northeast	0.9	5.4	0.6	13.7	0.3	23.2	1.8	6.4	9.6
Southeast	0.5	5.3	0.4	10.0	0.6	25.5	1.5	6.6	12.1
Southwest	0.6	3.4	0.3	8.1	0.1	15.3	1.0	4.5	5.6
West	0.5	3.5	0.3	9.6	0.8	23.7	1.6	8.5	12.7
Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores ≥ 660:
North Central	8.9	0.7	4.9	2.8	2.3	7.9	16.1	1.2	2.1
Northeast	15.0	1.0	5.6	4.4	1.5	12.0	22.1	1.1	2.1
Southeast	7.4	1.2	4.1	3.0	3.6	15.1	15.1	1.4	4.1
Southwest	7.3	0.7	2.9	2.3	0.3	6.8	10.5	0.7	1.2
West	13.0	0.6	5.4	2.7	6.5	13.8	24.9	2.1	3.9
Total FICO scores ≥ 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

Total of FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
North Central	9.6	1.2	5.6	3.9	3.0	10.5	18.2	2.0	3.1
Northeast	16.6	1.6	6.4	6.0	2.0	15.4	25.0	1.9	3.2
Southeast	8.2	1.9	4.7	4.3	4.5	17.8	17.4	2.4	5.6
Southwest	8.2	1.2	3.4	3.6	0.5	10.9	12.1	1.5	2.1
West	13.9	0.9	5.8	3.4	7.6	15.5	27.3	2.7	4.7

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 31 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 31 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

67	Freddie Mac

The table below presents delinquency and default rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 41 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	March 31, 2011			December 31, 2010
		Serious	Foreclosure and		Serious	Foreclosure and
	Percentage	Delinquency	Short Sale	Percentage	Delinquency	Short Sale
Year of Loan Origination	of Portfolio	Rate	Rate(1)	of Portfolio	Rate	Rate(1)

2011	2%	—%	—%	—%	—%	—%
2010	20	0.07	0.01	18	0.05	—
2009	21	0.31	0.06	21	0.26	0.04
2008	8	4.91	1.49	9	4.89	1.26
2007	11	11.26	5.56	11	11.63	4.92
2006	8	10.34	5.50	9	10.46	5.00
2005	9	6.05	3.24	10	6.04	2.95
2004 and prior(2)	21	2.47	0.92	22	2.46	0.88

Total	100%	3.63%		100%	3.84%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to March 31, 2011 and December 31, 2010, respectively, divided by the number of loans in our single-family credit guarantee portfolio originated in that year.
(2)	The foreclosure and short sale rate for “2004 and prior” represents the rate associated with loans originated from 2000 to 2004.

At March 31, 2011, approximately 36% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated during these years experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute these serious delinquency trends to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of decreasing home sales and broadly declining home prices in the period shortly following the loan’s origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

Our single-family credit guarantee portfolio was positively affected by refinance activity after 2008, and the UPB of loans originated after 2008 comprised more than 40% of this portfolio as of March 31, 2011. Approximately 94% of the loans we purchased in our single-family credit guarantee portfolio during the three months ended March 31, 2011 were amortizing fixed-rate mortgage products.

Our multifamily mortgage portfolio delinquency rate increased to 0.36% at March 31, 2011 from 0.26% at December 31, 2010. Our multifamily credit-enhanced loans collectively have a higher average delinquency rate than our non-credit enhanced loans. As of March 31, 2011, approximately one-half of our multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will reduce our expected losses on those loans. Multifamily delinquency rates may increase in the remainder of 2011. For more information, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings-Results — Multifamily.”

The delinquency rates for loans in our multifamily mortgage portfolio are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to their becoming delinquent or providing temporary relief through loan modifications, including short-term extensions. Multifamily loan modifications, including short-term loan extensions, totaled $13 million in UPB during the first quarter of 2011. In addition, multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement. As of both March 31, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loan UPB, representing 10 basis points of our multifamily mortgage portfolio, had been granted forbearance and were not included in the delinquency rate statistics. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

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

68	Freddie Mac

recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due during the three months ended March 31, 2011.

We classify TDRs as those loans we modified and granted the borrower a concession. TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification.

Table 42 provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 42 — Non-Performing Assets(1)

	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming, or less than three monthly payments past due	$32,205	$26,612	$8,493
Seriously delinquent	3,325	3,144	1,560
Multifamily TDRs(2)	897	911	233

Total TDRs	36,427	30,667	10,286
Other single-family non-performing loans(3)	78,182	84,272	98,139
Other multifamily non-performing loans(4)	1,874	1,750	1,352

Total non-performing mortgage loans — on balance sheet	116,483	116,689	109,777

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,371	1,450	1,887
Multifamily loans	208	198	138

Total non-performing mortgage loans — off-balance sheet	1,579	1,648	2,025

Real estate owned, net	6,376	7,068	5,468

Total non-performing assets	$124,438	$125,405	$117,270

Loan loss reserves as a percentage of our non-performing mortgage loans	33.3%	33.7%	32.9%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.4%	6.4%	5.9%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of March 31, 2011, all multifamily loans classified as TDRs were performing.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.7 billion, $1.6 billion, and $1.2 billion of UPB were performing at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

The amount of non-performing assets declined to $124.4 billion as of March 31, 2011, from $125.4 billion at December 31, 2010, primarily due to a decline in the rate at which loans transitioned into serious delinquency. Although declining, our serious delinquency rate has remained high due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers in processing large volumes of problem loans. The UPB of loans categorized as TDRs increased to $36.4 billion at March 31, 2011 from $30.7 billion at December 31, 2010, largely due to continued high volume of loan modifications during the first quarter of 2011 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. TDRs during the first quarter of 2011 include HAMP and non-HAMP loan modifications, as many of our non-HAMP modifications have changes in terms similar to those of HAMP modifications, excluding forbearance of principal amounts. In recent periods, our non-HAMP modifications comprised a greater portion of our loan modification volume and the volume of HAMP modifications declined. We expect this trend to continue in the remainder of 2011. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels during 2011.

Table 43 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but

69	Freddie Mac

lags, that of regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 43 — REO Activity by Region(1)

	Three Months Ended
	March 31,
	2011	2010
	(number of properties)

REO Inventory
Beginning property inventory	72,093	45,052
Adjustment to beginning balance(2)	—	1,340
Properties acquired by region:
Northeast	1,485	2,644
Southeast	4,734	8,034
North Central	6,375	7,199
Southwest	3,113	3,090
West	9,002	8,449

Total properties acquired	24,709	29,416

Properties disposed by region:
Northeast	(2,661)	(1,912)
Southeast	(9,214)	(5,262)
North Central	(7,292)	(4,897)
Southwest	(3,480)	(2,332)
West	(8,981)	(7,566)

Total properties disposed	(31,628)	(21,969)

Ending property inventory	65,174	53,839

(1)	See endnote (8) to “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting guidance for consolidation of VIEs on January 1, 2010.

Our REO property inventory declined 10% from December 31, 2010 to March 31, 2011, primarily due to a decrease in the level of foreclosures caused by temporary delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, combined with continued strong levels of REO disposition activity during the period. We have a large number of highly aged seriously delinquent loans in our single-family credit guarantee portfolio, due to various factors and events that have lengthened the problem loan resolution process and delayed the transition of such loans to a workout or foreclosure transfer (and then, to REO). These factors and events include the effect of HAMP, our suspensions of foreclosure transfers, and the increasingly lengthy foreclosure process in many states.

We expect the pace of our REO acquisitions to increase in the remainder of 2011, in part due to the resumption of foreclosure activity by servicers following the temporary suspensions over concerns about documentation practices, as well as the transition of many seriously delinquent loans to REO. In the remainder of 2011, the pace of our REO acquisitions could continue to be slowed by delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices. Due to temporary suspensions and other factors, the average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years. The nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 456 days and 417 days for foreclosures completed during the first quarters of 2011 and 2010, respectively.

Our single-family REO acquisitions during the first quarter of 2011 were most significant in the states of California, Michigan, Arizona, Georgia, and Florida. The West region represented approximately 36% of the new REO acquisitions during the three months ended March 31, 2011, based on the number of properties, and the highest concentration in that region is in California. At March 31, 2011, our REO inventory in California comprised 12% of total REO property inventory, based on the number of properties.

Although we have increased the resources devoted to maintaining and disposing of our REO inventory in recent periods, we are limited in our disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. A portion of our REO properties are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have begun the process of eviction. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of March 31, 2011 and December 31, 2010, approximately 33% and 28%, respectively, of our REO property inventory was not marketable due to the above conditions. Primarily for these reasons, the average holding

70	Freddie Mac

period of our REO property increased in recent periods and varies significantly in different states. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our REO dispositions during the first quarter of 2011 and 2010 was 191 days and 152 days, respectively. As of March 31, 2011 and December 31, 2010, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 4.7% and 3.4%, respectively.

Although the composition of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 5% and 6%, respectively, at March 31, 2011, the percentage of our REO acquisitions in the three months ended March 31, 2011 that had been secured by either of these loan types represented approximately 34% of our total REO acquisitions, based on loan amount prior to acquisition.

Credit Loss Performance

Many loans that are seriously delinquent or in foreclosure result in credit losses. Table 44 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 44 — Credit Loss Performance

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions)

REO
REO balances, net:
Single-family	$6,261	$5,411
Multifamily	115	57

Total	$6,376	$5,468

REO operations (income) expense:
Single-family	$257	$156
Multifamily	—	3

Total	$257	$159

Charge-offs
Single-family:
Charge-offs, gross(1) (including $3.5 billion and $3.3 billion relating to loan loss reserves, respectively)	$3,653	$3,367
Recoveries(2)	(684)	(616)

Single-family, net	$2,969	$2,751

Multifamily:
Charge-offs, gross(1) (including $12 million and $18 million relating to loan loss reserves, respectively)	$12	$18
Recoveries(2)	—	—

Multifamily, net	$12	$18

Total Charge-offs:
Charge-offs, gross(1) (including $3.6 billion and $3.3 billion relating to loan loss reserves, respectively)	$3,665	$3,385
Recoveries (2)	(684)	(616)

Total Charge-offs, net	$2,981	$2,769

Credit losses(3)
Single-family	$3,226	$2,907
Multifamily	12	21

Total	$3,238	$2,928

Total (in bps)(4)	67.4	59.5

(1)	Represent the amount of the UPB of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income and comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of income and comprehensive income.
(4)	Calculated as credit losses divided by the average balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

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

71	Freddie Mac

and any delays in the foreclosure process could reduce the rate at which seriously delinquent loans proceed to foreclosure, and would delay our recognition of charge-offs. We expect our credit losses to increase in the remainder of 2011, as our short sale and REO acquisition volumes will likely remain high, because the level of seriously delinquent loans and pending foreclosures remains elevated and market conditions, such as home prices and the rate of home sales, continue to remain weak. Suspensions and delays of foreclosure transfers, including as a result of concerns about foreclosure documentation practices, and imposed delays in the foreclosure process by regulatory or governmental agencies have caused delays in our recognition of credit losses and may continue to do so in the future.

Single-family charge-offs, gross, for the three months ended March 31, 2011 increased to $3.7 billion compared to $3.4 billion for the three months ended March 31, 2010, primarily due to the continued high volume of foreclosure transfers and short sales and continued weakness in residential real estate markets. The loss severity we recognized for our charge-offs increased slightly in the first quarter of 2011, as compared to the fourth quarter of 2010, due to overall declines in housing markets. Our per-property loss severity during the three months ended March 31, 2011 continued to be greatest in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada and Arizona. California also accounted for 16% of loans in our single-family credit guarantee portfolio as of March 31, 2011, and comprised approximately 31% of our total credit losses in the three months ended March 31, 2011. In addition, although Alt-A loans comprised approximately 6% and 7% of our single-family credit guarantee portfolio as of March 31, 2011 and March 31, 2010, respectively, these loans accounted for approximately 31% and 42% of our credit losses for the three months ended March 31, 2011 and 2010, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on severity rates, and see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

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

Table 45 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)

At:
March 31, 2011	$9,832	54.2 bps	$8,999	49.6 bps
December 31, 2010	$9,926	54.9 bps	$9,053	50.0 bps
September 30, 2010	$9,099	49.5 bps	$8,187	44.6 bps
June 30, 2010	$8,327	44.5 bps	$7,445	39.8 bps
March 31, 2010	$10,228	54.4 bps	$9,330	49.6 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

FHFA has directed us and Fannie Mae to work on a joint initiative to consider alternatives for future mortgage servicing structures and servicing compensation. The mortgage servicing model could be changing significantly in the near or mid-term. As a result, we may need to significantly change our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so.

FHFA has also directed us and Fannie Mae to develop, wherever feasible, consistent requirements, policies and processes for the servicing of non-performing mortgages, and to discuss joint standards for the evaluation of the servicing performance of servicers. See “Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Loan Workout

72	Freddie Mac

Activities” for more information. In addition, a group consisting of state attorneys general and state bank and mortgage regulators is in discussions with a number of large seller/servicers concerning a global settlement of certain issues related to mortgage servicing practices. It has been reported that this settlement could include additional changes to mortgage servicing practices. On April 13, 2011, federal regulators entered into consent orders with fourteen large servicers, under which the servicers will submit comprehensive action plans regarding their foreclosure and loss mitigation practices. It is possible that these plans will result in changes to these companies’ mortgage servicing practices or other developments that could adversely affect our business or financial condition.

Our risks related to employee retention are high and likely to increase in coming months. A number of important officers have left the company in 2011, including our Chief Operating Officer and our Executive Vice President — Single Family Credit Guarantee. In addition, our Executive Vice President — Investments and Capital Markets and Treasurer has informed us that he will resign effective May 15, 2011. Disruptive levels of turnover could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, financial reporting, and compliance expertise and capabilities.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2011. For additional information, see “CONTROLS AND PROCEDURES.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities, including securities issued by our consolidated trusts; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or seriously delinquent loans from PC pools. For more information on our liquidity needs and liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2010 Annual Report.

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

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $500 million in cash from Treasury pursuant to a draw under the Purchase Agreement during the first quarter of 2011.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, in the event we do not have access to the short- or long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. Under these practices and policies, we maintain a backup core reserve portfolio of liquid non-mortgage securities designed to provide additional liquidity in the event of a liquidity crisis. For a discussion of our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management” in our 2010 Annual Report.

73	Freddie Mac

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

Throughout the first quarter of 2011, we complied with all requirements under our liquidity management policies. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs are invested in short-term assets with a rating of A-1/P-1 or AAA or are issued by a counterparty with that rating. In the event of a downgrade of a position or a counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

To facilitate cash management, we forecast cash outflows. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our business may be adversely affected by limited availability of financing and increased funding costs” in our 2010 Annual Report.

Actions of Treasury and FHFA

Since our entry into conservatorship, Treasury and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we received from Treasury, has enabled us to access debt funding on terms sufficient for our needs.

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

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. Our aggregate funding received from Treasury under the Purchase Agreement is $63.7 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. In addition, we are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below.

For more information on these actions, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2010 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Our annual cash dividend obligation to Treasury on the senior preferred stock as of March 31, 2011 is $6.5 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.6 billion in cash on the senior preferred stock on March 31, 2011 at the direction of our Conservator. We have paid cash dividends to Treasury of $11.6 billion life to date, an amount equal to 18% of our aggregate draws under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly

74	Freddie Mac

commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury has waived the fee for the first and second quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

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

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three months ended March 31, 2011, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 27% of outstanding other debt on March 31, 2011, as compared to 28% at December 31, 2010.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $972 billion in 2011. As of March 31, 2011, we estimate that the par value of our aggregate indebtedness totaled $729.1 billion, which was approximately $242.9 billion below the debt cap. As of December 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $728.2 billion, which was approximately $351.8 billion below the then applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 46 summarizes the par value of other debt securities we issued, based on settlement dates, during the three months ended March 31, 2011 and 2010.

Table 46 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$103,846	$153,603
Medium-term notes — non-callable(2)	200	500

Total other short-term debt	104,046	154,103
Other long-term debt:
Medium-term notes — callable	37,801	63,721
Medium-term notes — non-callable	29,175	27,242
U.S. dollar Reference Notes® securities — non-callable	10,000	10,500

Total other long-term debt	76,976	101,463

Total other debt issued	$181,022	$255,566

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $200 million and $500 million of medium-term notes — non-callable issued for the three months ended March 31, 2011 and 2010, respectively, which were accounted for as debt exchanges.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

75	Freddie Mac

Table 47 provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three months ended March 31, 2011 and 2010.

Table 47 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$—	$70
Repurchases of outstanding medium-term notes	2,738	—
Calls of callable medium-term notes	39,835	57,174
Exchanges of medium-term notes	200	500

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 48 indicates our credit ratings as of April 22, 2011.

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

On April 20, 2011, S&P revised the outlook on our senior long-term debt and subordinated debt ratings to negative from stable. This change followed S&P’s revision of the outlook on the long-term ‘AAA’ sovereign credit rating on the United States to negative from stable on April 18, 2011. An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years). An outlook is not necessarily a precursor of a rating change. A rating outlook of “negative” means that a rating may be lowered. For information about the potential impact of a reduction in our credit ratings, see “RISK FACTORS” in our 2010 Annual Report.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $87.2 billion in the aggregate of cash and cash equivalents, federal funds sold, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2011. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2011, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. In addition, our unsecuritized performing single-family mortgage loans are also a potential source of liquidity. Our ability to use our holdings of CMBS as a significant source of liquidity is limited. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are not liquid due to market conditions and the continued poor credit quality of the underlying assets.

76	Freddie Mac

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information

Cash Flows

Our cash and cash equivalents decreased approximately $2.7 billion to $34.3 billion during the three months ended March 31, 2011. Cash flows provided by operating activities during the three months ended March 31, 2011 were $3.9 billion, primarily driven by an increase in net interest income and net sales of multifamily held-for-sale mortgages. Cash flows provided by investing activities during the three months ended March 31, 2011 were $96.5 billion, primarily resulting from net proceeds received on single-family held-for-investment mortgage loan repayments, an increase in sales of trading securities, and fewer purchases of federal funds sold and securities purchased under agreements to resell. Cash flows used for financing activities during the three months ended March 31, 2011 were $103.1 billion, largely attributable to an increase in net repayments of debt securities of consolidated trusts held by third parties and a decrease in net issuance of all other debt.

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

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At March 31, 2011, our assets exceeded our liabilities under GAAP by $1.2 billion; therefore FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2010 Annual Report for additional information on mandatory receivership.

We expect to make further draws under the Purchase Agreement in future periods. Given the substantial senior preferred stock dividend obligation to Treasury, which will increase with additional draws, senior preferred stock dividend payments will increasingly drive our future draw requests under the Purchase Agreement with Treasury.

The size and timing of our future draws will be determined by our dividend obligation on the senior preferred stock and a variety of other factors that could adversely affect our net worth. These other factors include how long and to what extent the housing market, including home prices, remains weak, which could increase credit expenses and cause additional other-than-temporary impairments of the non-agency mortgage-related securities we hold; foreclosure prevention efforts and foreclosure processing delays, which could increase our expenses; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI; required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities; quarterly commitment fees payable to Treasury; adverse changes to our funding costs and limited availability of financing; establishment of additional valuation allowances for our remaining net deferred tax asset; changes in accounting practices or guidance; the effect of the MHA Program and other government initiatives; limitations on our ability to develop new products; the introduction of additional public mission-related initiatives that may adversely impact our financial results; or changes in business practices resulting from legislative and regulatory developments.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Dividend Obligation on the Senior Preferred Stock,” “BUSINESS — Executive Summary — Long-Term Financial Sustainability and Future Status” and “RISK FACTORS” in our 2010 Annual Report.

77	Freddie Mac

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding the fair value hierarchy and measurements, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2010 Annual Report.

We categorize assets and liabilities measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive.

Our Level 3 fair value measurements (i.e., valued using significant inputs that are unobservable) primarily consist of non-agency mortgage-related securities and multifamily held-for-sale loans. The market for non-agency mortgage-related securities continued to be illiquid during the first quarter of 2011, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of the processes they use to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third-party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement” in our 2010 Annual Report for information on our validation processes.

Table 49 below summarizes our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

Table 49 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	March 31, 2011		December 31, 2010
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$229,838	30%	$232,634	30%
Trading, at fair value	61,353	6	60,262	5
Mortgage loans:
Held-for-sale, at fair value	5,304	100	6,413	100
Derivative assets, net(1)	58	—	143	—
Other assets:
Guarantee assets, at fair value	597	100	541	100

Total assets carried at fair value on a recurring basis(1)	$297,150	25	$299,993	25

Liabilities:
Debt securities recorded at fair value	$3,960	—%	$4,443	—%
Derivative liabilities, net(1)	750	4	1,209	3

Total liabilities carried at fair value on a recurring basis(1)	$4,710	3	$5,652	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

78	Freddie Mac

Changes in Level 3 Recurring Fair Value Measurements

At March 31, 2011 and December 31, 2010, we measured and recorded at fair value on a recurring basis $77.8 billion and $79.8 billion, respectively, or approximately 25% of total assets carried at fair value on a recurring basis at both dates, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at March 31, 2011 primarily consist of non-agency mortgage-related securities and multifamily held-for-sale loans. At March 31, 2011 and December 31, 2010, we also measured and recorded at fair value on a recurring basis Level 3 derivative liabilities of $0.8 billion at both dates, or 3% and 2%, respectively, of total liabilities carried at fair value on a recurring basis, respectively, before the impact of counterparty and cash collateral netting.

During the three months ended March 31, 2011, the fair value of our Level 3 assets decreased by $2.0 billion, mainly attributable to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net sales of multifamily held-for-sale loans. In addition, we had a net transfer into Level 3 assets of $0.1 billion resulting from a change in valuation method due to a lack of relevant price quotes from dealers and third-party pricing services.

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

We consider credit risk in our valuation of investments in securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements can include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as credit enhancements or other types of subordination and liquidity, where applicable. In cases where internally developed models are used, we maximize the use of market-based inputs or calibrate such inputs to market data.

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

See “NOTE 18: FAIR VALUE DISCLOSURES — Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information regarding the valuation of our assets and liabilities.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 18: FAIR VALUE DISCLOSURES — Table 18.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “RISK MANAGEMENT — Operational Risks” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2010 Annual Report for information concerning the risks associated with these models.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 18 FAIR VALUE DISCLOSURES” in this Form 10-Q for more information on fair values.

79	Freddie Mac

Discussion of Fair Value Results

Table 50 summarizes the change in the fair value of net assets for the first quarter of 2011 and 2010.

Table 50 — Summary of Change in the Fair Value of Net Assets

	Three Months Ended
	March 31,
	2011	2010
	(in billions)

Beginning balance	$(58.6)	$(62.5)
Changes in fair value of net assets, before capital transactions	3.3	4.2
Capital transactions:
Dividends and share issuances, net(1)	(1.1)	(1.3)

Ending balance	$(56.4)	$(59.6)

(1)	Includes the funds received from Treasury of $0.5 billion and $0 billion for the three months ended 2011 and 2010, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the first quarter of 2011, the fair value of net assets, before capital transactions, increased by $3.3 billion, compared to a $4.2 billion increase during the first quarter of 2010. The increase in the fair value of net assets, before capital transactions, was primarily due to high core spread income and an increase in the fair value of our investments in mortgage-related securities driven by tightening of OAS levels of agency mortgage-related securities and CMBS. The increase in fair value was partially offset by an increase in the risk premium related to our single-family loans due to the continued weak credit environment and tightening of OAS levels on other debt related to agency mortgage-related securities.

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

Securitization Activities and Other Guarantee Commitments

We have off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities. As of March 31, 2011, our off-balance sheet arrangements related to these securitization activities primarily consisted of: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue. Therefore, our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities which was $47.9 billion and $43.9 billion at March 31, 2011 and December 31, 2010, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to new accounting guidance for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report and “NOTE 9: FINANCIAL GUARANTEES” in this Form 10-Q for more information on our off-balance sheet securitization arrangements.

80	Freddie Mac

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

Other Agreements

We own an interest in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate on our balance sheets in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” for additional information related to our variable interests in these VIEs.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to our mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $182.5 billion, and $220.7 billion in notional value at March 31, 2011 and December 31, 2010, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts within our consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are critical, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

Our critical accounting policies and estimates relate to: (a) allowances for loan losses and reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2010 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” sections of this Form 10-Q and our 2010 Annual Report, and:

•	the actions FHFA, Treasury, the Federal Reserve, the Obama Administration, Congress, and our management may take;

81	Freddie Mac

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

•	our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions taken to implement the Obama Administration’s plan to reform the housing finance system, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products, and restrictions on our ability to offer new products or engage in new activities;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

82	Freddie Mac

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q and in our 2010 Annual Report;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA, then OFHEO, that updated these commitments and set forth a process for implementing them. A copy of the letters between us and OFHEO dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our web site at www.freddiemac.com/investors/sec  filings/index.html.

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports. For the three months ended March 31, 2011, our duration gap averaged zero months, PMVS-L averaged $448 million and PMVS-YC averaged $21 million. Our 2011 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Portfolio Management Activities — Credit Risk Sensitivity.”

LEGISLATIVE AND REGULATORY MATTERS

Obama Administration Report on Reforming the U.S. Housing Finance Market

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

83	Freddie Mac

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

Legislation Related to Reforming Freddie Mac and Fannie Mae

Several bills have been introduced and approved by the Capital Markets and Government Sponsored Enterprises Subcommittee of the House Financial Services Committee. These include bills that would require advance Treasury approval and notice to Congress for all debt issuances by the enterprises; require FHFA to direct the enterprises to increase guarantee fees; repeal our affordable housing goals; prohibit the enterprises from initially offering new products during conservatorship or receivership; accelerate reductions in the enterprises’ mortgage-related investments portfolios; require that Freddie Mac and Fannie Mae mortgages be treated the same as other mortgages for purposes of the risk retention requirements in the Dodd-Frank Act; grant the FHFA Inspector General direct access to enterprise records and employees; and place all Freddie Mac and Fannie Mae employees on the federal government pay scale. These bills have been referred to the House Financial Services Committee.

Bills have also been introduced in the U.S. House of Representatives and the U.S. Senate that would end the conservatorships of Freddie Mac and Fannie Mae. Under these bills, 24 months after the date of enactment, the Director of FHFA would be required to determine the financial viability of each enterprise, based on standards for the appointment of a receiver for an enterprise under the GSE Act. If an enterprise were determined not to be financially viable, FHFA would immediately be appointed as receiver. If an enterprise were determined to be financially viable, the enterprise’s charter would be revoked after an additional three-year period and the enterprise would be wound down over a subsequent ten-year period. These bills also include provisions that, among other things, would repeal our affordable housing goals, accelerate reductions in our mortgage-related investments portfolio, require FHFA to direct the enterprises to increase guarantee fees, revise conforming loan limits and prohibit any reduction in the dividend rate on our senior preferred stock. It is unclear whether or when these bills will be considered.

Enactment of any of the bills discussed above could have an adverse effect on our financial results and operations as well our ability to retain and recruit management and other valuable employees. We cannot predict whether or when any GSE-related legislation will be enacted.

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

84	Freddie Mac

are still in process. The final effects of the legislation will not be known with certainty until these rulemakings are complete. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

Recently initiated rulemakings that may have an impact on Freddie Mac include the following:

•	FHFA and four other agencies (collectively referred to below as the “Prudential Regulators”) jointly have proposed regulations that would establish margin and capital requirements for swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively referred to below as the “Swap Entities”). The proposed regulations would require Swap Entities regulated by the Prudential Regulators to collect minimum amounts of initial margin and variation margin from counterparties to non-cleared swaps and non-cleared security-based swaps. Separately, the CFTC has proposed regulations that would establish margin requirements for swap dealers and major swap participants for which there is no Prudential Regulator. Freddie Mac would likely be subject to increased margin requirements under the Prudential Regulators’ proposed regulations and would likely be required to post or collect initial margin and variation margin to or from counterparties under either of the proposed regulations. The proposed margin requirements are substantially greater than the requirements for cleared swaps, and would apply to new non-cleared swaps or security-based swaps entered into after the proposed regulations’ effective dates, substantially increasing the cost of using non-cleared swaps.

•	FHFA and five other federal regulators jointly have proposed regulations that generally would require sponsors of securitizations to retain an unhedged economic interest in no less than 5% of the credit risk of the securitized assets, unless an exemption is available. While indicating that Freddie Mac is not exempt from the requirements, the regulators have proposed that the guarantee provided by Freddie Mac will satisfy the risk retention requirements with respect to a securitization transaction, so long as: (a) we fully guarantee the timely payment of principal and interest on all asset-backed security interests issued in the securitization transaction; and (b) we are operating under the conservatorship or receivership of FHFA, with capital support from the United States. If the rules are adopted as proposed, there would not likely be any significant impact on our current business with respect to the majority of our mortgage-related securities, although implementation of the proposed rules may have a significant impact on certain of our securitizations. If final regulations vary from the proposed regulations, it is possible that new requirements related to the retention of credit risk could have a substantial impact on our business.

•	The Federal Reserve has published a notice of proposed rulemaking amending Regulation Z, which implements the Truth in Lending Act. The proposal sets forth four options to comply with the Dodd-Frank Act’s requirement that creditors determine a borrower’s ability to repay a mortgage prior to making a loan. One option is the origination of a “qualified mortgage,” which would provide special protection from liability for creditors. The proposal solicits comments on the definition of a “qualified mortgage,” which specifies various underwriting criteria necessary to obtain this designation. Authority for this rulemaking will transfer to the Consumer Financial Protection Bureau on July 21, 2011 and it is not clear what requirements might be included in a final rule. We are assessing the potential impact of the proposal on us.

•	The Federal Reserve and the FDIC have jointly proposed regulations to implement the Dodd-Frank Act provisions that require submission and regular periodic updating of resolution plans and credit exposure reports from covered entities, including certain bank holding companies, certain foreign banking organizations, and non-bank financial companies determined to be subject to Federal Reserve supervision. We would be subject to these proposed regulations if the Financial Stability Oversight Council designates us as a non-bank financial company subject to supervision and regulation by the Federal Reserve. The proposed regulations would require covered entities to report periodically to financial regulators on their plans for rapid and orderly resolution in the event of material financial distress or failure, as well as to report periodically on their credit exposures to other large financial companies. If an entity’s plans fail to satisfy applicable requirements, the Federal Reserve and FDIC would be able to jointly impose penalties, including heightened capital and liquidity requirements, restrictions on activities and, ultimately (and in consultation with the Financial Stability Oversight Council), divestiture of certain assets or operations.

We continue to review and assess the impact of these proposals. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2010 Annual Report.

85	Freddie Mac

Conforming Loan Limits

On September 30, 2010, Congress temporarily extended the current higher loan limits in certain high-cost areas through September 30, 2011. Actual conforming loan limits are established by FHFA for each county (or equivalent) and the loan limits for specific high-cost areas may be lower than the maximum amounts. The report that the Obama Administration delivered to Congress on February 11, 2011 recommends that Congress allow the temporary increase in loan limits to expire as scheduled on September 30, 2011. If Congress allows the temporary high-cost area loan limits to expire, the permanent high-cost area loan limits set out in the Reform Act will apply. Certain of the bills discussed above in “Legislation Related to Reforming Freddie Mac and Fannie Mae” would also terminate the permanent high-cost area loan limits entirely.

Affordable Housing Goals for 2010

In March 2011, we reported to FHFA that we achieved our single-family and multifamily affordable housing goals for 2010, except that we did not achieve the benchmark levels for the single-family low-income areas goal and the related low-income areas subgoal.

We still could achieve the 2010 single-family low-income areas goal and the related low-income areas subgoal if our performance meets or exceeds the actual share of the market that meets the criteria for the applicable goal for 2010. We expect that the relevant market data for 2010 will be released in September 2011. FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals.

86	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities used to fund those assets. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2010 Annual Report for more information on our exposure to interest-rate and other market risks, including our use of derivatives as part of our efforts to manage certain of these risks.

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap.

PMVS is an estimate of the change in the market value of our net assets and liabilities from an instantaneous 50 basis point shock to interest rates, assuming no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC).

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

Short-term interest rates are historically low, and, at some points on the LIBOR curve, are less than 50 basis points. As a result, the 50 basis point shift to the LIBOR curve described above is bounded by zero.

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

Limitations of Market Risk Measures

Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis and mortgage-to-debt OAS, as well as foreign-currency risk.

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not consider other factors that may have a significant effect on our financial instruments, most notably business activities and strategic actions that management may take in the future to manage interest-rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

Duration Gap and PMVS Results

Table 51 provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three months ended March 31, 2011 and 2010. Table 51 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 51, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at March 31, 2011, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

87	Freddie Mac

Table 51 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
March 31, 2011	$9	$329	$1,290
December 31, 2010	$35	$588	$1,884

	Three Months Ended March 31,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	(0.3)	$21	$448	0.0	$19	$476
Minimum	(1.0)	$—	$280	(0.7)	$1	$331
Maximum	0.4	$51	$721	0.7	$61	$668
Standard deviation	0.3	$13	$101	0.3	$16	$81

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 52 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 52 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
March 31, 2011	$3,851	$329	$(3,522)
December 31, 2010	$3,614	$588	$(3,026)

The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

88	Freddie Mac

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continued weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. As noted below, we also consider this situation to be a continuing material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2011

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter, Bruce M. Witherell resigned from his position and responsibilities as our Chief Operating Officer effective February 9, 2011 and Donald J. Bisenius resigned from his position and responsibilities as Executive Vice President — Single Family Credit Guarantee effective April 1, 2011. Subsequent to March 31, 2011, we reorganized the management structure, eliminating the position of Chief Operating Officer, and were informed by Peter J. Federico, Executive Vice President — Investments and Capital Markets and Treasurer, that he will resign from his position effective May 15, 2011.

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

We have not remediated the material weakness in internal control over financial reporting related to our disclosure controls and procedures as of March 31, 2011. Given the structural nature of this continued weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, review our SEC filings prior to filing, including this quarterly report on Form 10-Q, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this quarterly report on Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the quarterly report on Form 10-Q, was not aware of any material misstatements or omissions in the quarterly report on Form 10-Q, and had no objection to our filing the quarterly report on Form 10-Q.

•	The Acting Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

89	Freddie Mac

•	FHFA representatives hold frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended March 31, 2011 have been prepared in conformity with GAAP.

90	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

91	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in millions,
	except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$20,064	$22,732
Unsecuritized	2,334	1,961

Total mortgage loans	22,398	24,693
Investments in securities	3,283	3,899
Other	34	33

Total interest income	25,715	28,625

Interest expense
Debt securities of consolidated trusts	(17,403)	(19,643)
Other debt	(3,565)	(4,599)

Total interest expense	(20,968)	(24,242)
Expense related to derivatives	(207)	(258)

Net interest income	4,540	4,125
Provision for credit losses	(1,989)	(5,396)

Net interest income (loss) after provision for credit losses	2,551	(1,271)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	223	(98)
Gains (losses) on retirement of other debt	12	(38)
Gains (losses) on debt recorded at fair value	(81)	347
Derivative gains (losses)	(427)	(4,685)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(1,054)	(417)
Portion of other-than-temporary impairment recognized in AOCI	(139)	(93)

Net impairment of available-for-sale securities recognized in earnings	(1,193)	(510)
Other gains (losses) on investment securities recognized in earnings	(120)	(416)
Other income	334	546

Non-interest income (loss)	(1,252)	(4,854)

Non-interest expense
Salaries and employee benefits	(207)	(234)
Professional services	(56)	(81)
Occupancy expense	(15)	(16)
Other administrative expenses	(83)	(74)

Total administrative expenses	(361)	(405)
Real estate owned operations expense	(257)	(159)
Other expenses	(79)	(103)

Non-interest expense	(697)	(667)

Income (loss) before income tax benefit	602	(6,792)
Income tax benefit	74	103

Net income (loss)	676	(6,689)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	1,941	4,646
Changes in unrealized gains (losses) related to cash flow hedge relationships	132	172
Changes in defined benefit plans	(9)	(10)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,064	4,808

Comprehensive income (loss)	2,740	(1,881)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$2,740	$(1,880)

Net income (loss)	$676	$(6,689)
Less: Net (income) loss attributable to noncontrolling interest	—	1

Net income (loss) attributable to Freddie Mac	676	(6,688)
Preferred stock dividends	(1,605)	(1,292)

Net loss attributable to common stockholders	$(929)	$(7,980)

Loss per common share:
Basic	$(0.29)	$(2.45)
Diluted	$(0.29)	$(2.45)
Weighted average common shares outstanding (in thousands):
Basic	3,246,985	3,251,295
Diluted	3,246,985	3,251,295

The accompanying notes are an integral part of these consolidated financial statements.

92	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$34,298	$37,012
Restricted cash and cash equivalents (includes $5,497 and $7,514, respectively, related to our consolidated VIEs)	6,184	8,111
Federal funds sold and securities purchased under agreements to resell (includes $11,500 and $29,350, respectively, related to our consolidated VIEs)	37,792	46,524
Investments in securities:
Available-for-sale, at fair value (includes $298 and $817, respectively, pledged as collateral that may be repledged)	229,838	232,634
Trading, at fair value	61,353	60,262

Total investments in securities	291,191	292,896
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $9,517 and $11,644, respectively)	1,644,609	1,646,172
Unsecuritized (net of allowances for loan losses of $29,571 and $28,047, respectively)	197,883	192,310

Total held-for-investment mortgage loans, net	1,842,492	1,838,482
Held-for-sale, at lower-of-cost-or-fair-value (includes $5,304 and $6,413 at fair value, respectively)	5,304	6,413

Total mortgage loans, net	1,847,796	1,844,895
Accrued interest receivable (includes $6,801 and $6,895, respectively, related to our consolidated VIEs)	8,660	8,713
Derivative assets, net	58	143
Real estate owned, net (includes $112 and $118, respectively, related to our consolidated VIEs)	6,376	7,068
Deferred tax assets, net	4,498	5,543
Other assets (Note 21) (includes $2,675 and $6,001, respectively, related to our consolidated VIEs)	8,063	10,875

Total assets	$2,244,916	$2,261,780

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,345 and $6,502, respectively, related to our consolidated VIEs)	$9,392	$10,286
Debt, net:
Debt securities of consolidated trusts held by third parties	1,510,426	1,528,648
Other debt (includes $3,960 and $4,443 at fair value, respectively)	715,572	713,940

Total debt, net	2,225,998	2,242,588
Derivative liabilities, net	750	1,209
Other liabilities (Note 21) (includes $3,757 and $3,851, respectively, related to our consolidated VIEs)	7,539	8,098

Total liabilities	2,243,679	2,262,181

Commitments and contingencies (Notes 9, 11, and 19)
Equity (deficit)
Senior preferred stock, at redemption value	64,700	64,200
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,686,194 shares and 649,179,789 shares outstanding, respectively	—	—
Additional paid-in capital	—	7
Retained earnings (accumulated deficit)	(63,693)	(62,733)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $9,978 and $10,740, respectively, net of taxes, of other-than-temporary impairments)	(7,737)	(9,678)
Cash flow hedge relationships	(2,107)	(2,239)
Defined benefit plans	(123)	(114)

Total AOCI, net of taxes	(9,967)	(12,031)
Treasury stock, at cost, 76,177,692 shares and 76,684,097 shares, respectively	(3,912)	(3,953)

Total equity (deficit)	1,237	(401)

Total liabilities and equity (deficit)	$2,244,916	$2,261,780

The accompanying notes are an integral part of these consolidated financial statements.

93	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding
				Senior
				Preferred	Preferred			Retained
	Senior			Stock, at	Stock, at	Common	Additional	Earnings		Treasury		Total
	Preferred	Preferred	Common	Redemption	Redemption	Stock, at	Paid-In	(Accumulated	AOCI, Net	Stock,	Noncontrolling	Equity
	Stock	Stock	Stock	Value	Value	Par Value	Capital	Deficit)	of Tax	at Cost	Interest	(Deficit)
	(in millions)

Balance as of December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(9,011)	(2,690)	—	(2)	(11,703)

Balance as of January 1, 2010	1	464	649	51,700	14,109	—	57	(42,932)	(26,338)	(4,019)	92	(7,331)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(6,688)	—	—	(1)	(6,689)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	4,808	—	—	4,808

Comprehensive income (loss)	—	—	—	—	—	—	—	(6,688)	4,808	—	(1)	(1,881)
Stock-based compensation	—	—	—	—	—	—	9	—	—	—	—	9
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(62)	—	—	59	—	(3)
Noncontrolling interest purchase	—	—	—	—	—	—	(23)	—	—	—	—	(23)
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	18	(18)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,292)	—	—	—	(1,292)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at March 31, 2010	1	464	649	$51,700	$14,109	$—	$—	$(50,933)	$(21,530)	$(3,960)	$89	$(10,525)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	676	—	—	—	676
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	2,064	—	—	2,064

Comprehensive income (loss)	—	—	—	—	—	—	—	676	2,064	—	—	2,740
Increase in liquidation preference	—	—	—	500	—	—	—	—	—	—	—	500
Stock-based compensation	—	—	—	—	—	—	6	—	—	—	—	6
Common stock issuances	—	—	1	—	—	—	(41)	—	—	41	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,605)	—	—	—	(1,605)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)

Ending balance at March 31, 2011	1	464	650	$64,700	$14,109	$—	$—	$(63,693)	$(9,967)	$(3,912)	$—	$1,237

The accompanying notes are an integral part of these consolidated financial statements.

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Cash flows from operating activities
Net income (loss)	$676	$(6,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative (gains) losses	(822)	3,337
Asset related amortization — premiums, discounts, and basis adjustments	250	(97)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(190)	592
Net discounts paid on retirements of other debt	(251)	(442)
Net premiums received from issuance of debt securities of consolidated trusts	1,214	550
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(235)	136
Provision for credit losses	1,989	5,396
Losses on investment activity	1,250	810
Losses (gains) on debt recorded at fair value	81	(347)
Deferred income tax benefit	(65)	(87)
Purchases of held-for-sale mortgages	(2,164)	(1,004)
Sales of mortgages acquired as held-for-sale	3,028	1,407
Repayments of mortgages acquired as held-for-sale	13	7
Change in:
Accrued interest receivable	53	76
Accrued interest payable	(850)	(1,419)
Income taxes payable	(8)	182
Other, net	(48)	(346)

Net cash provided by operating activities	3,921	2,062

Cash flows from investing activities
Purchases of trading securities	(18,899)	(18,071)
Proceeds from sales of trading securities	12,746	26
Proceeds from maturities of trading securities	4,609	7,385
Purchases of available-for-sale securities	(5,868)	(328)
Proceeds from sales of available-for-sale securities	958	49
Proceeds from maturities of available-for-sale securities	9,540	10,821
Purchases of held-for-investment mortgages	(11,180)	(12,861)
Repayments of mortgages acquired as held-for-investment	90,717	79,893
Decrease in restricted cash	1,927	5,721
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	3,413	2,634
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	8,732	(10,991)
Derivative premiums and terminations and swap collateral, net	(155)	(3,662)
Purchase of noncontrolling interest	—	(23)

Net cash provided by investing activities	96,540	60,593

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	27,152	19,690
Repayments of debt securities of consolidated trusts held by third parties	(130,729)	(116,600)
Proceeds from issuance of other debt	264,444	329,379
Repayments of other debt	(262,924)	(303,037)
Increase in liquidation preference of senior preferred stock	500	—
Payment of cash dividends on senior preferred stock, preferred stock, and common stock	(1,605)	(1,292)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(14)	(34)

Net cash used for financing activities	(103,175)	(71,893)

Net decrease in cash and cash equivalents	(2,714)	(9,238)
Cash and cash equivalents at beginning of period	37,012	64,683

Cash and cash equivalents at end of period	$34,298	$55,445

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$22,479	$25,405
Net derivative interest carry and swap collateral interest	472	524
Income taxes	(1)	(198)
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as trading securities	214	351
Underlying mortgage loans related to guarantor swap transactions	85,035	75,093
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	85,035	75,093
Transfers from held-for-investment mortgages to held-for-sale mortgages	—	196

The accompanying notes are an integral part of these consolidated financial statements.

95	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury. For more information on the roles of FHFA and the Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” in our Annual Report on our Form 10-K for the year ended December 31, 2010, or our 2010 Annual Report.

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we purchase multifamily mortgage loans primarily for securitization. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE 15: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency.

In addition to our primary business objectives discussed above, we have a variety of different, and potentially competing, objectives based on our charter, public statements from Treasury and FHFA officials, and other guidance from our Conservator. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.

For additional information regarding our significant accounting policies, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2010 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements.

96	Freddie Mac

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the first quarter. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2011 or to the trend of earnings. The cumulative effect, net of taxes, of the errors corrected in the first quarter of 2011 was $111 million.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements, including, but not limited to, establishing the allowance for loan losses and reserve for guarantee losses, valuing financial instruments and other assets and liabilities, assessing impairments on investments, and assessing the realizability of net deferred tax assets. Actual results could be different from these estimates.

Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amendment is effective for interim and annual periods beginning on or after December 15, 2011. As a result of this amendment, we expect that most repurchase agreements will not qualify for derecognition from the transferor’s financial statements. We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.

A Creditor’s Determination of Whether a Restructuring is a TDR

In April 2011, the FASB issued an amendment to the accounting guidance for receivables to clarify when a restructuring such as a loan modification is considered a TDR. This amendment clarifies the guidance regarding a creditor’s evaluation of whether a debtor is experiencing financial difficulty and whether a creditor has granted a concession to a debtor for purposes of determining if a restructuring constitutes a TDR. The amendment is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption, with early adoption permitted. We are evaluating the impact of this amendment on our consolidated financial statements.

NOTE 2: CONSERVATORSHIP AND RELATED MATTERS

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

97	Freddie Mac

profitability. Based on our charter, public statements from Treasury and FHFA officials and other guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

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

98	Freddie Mac

winding down Freddie Mac and Fannie Mae, and states that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

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

Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Our future draws are dictated by the terms of the Purchase Agreement. Any actions we take will likely require approval by FHFA and possibly Treasury before they are implemented. FHFA will regulate any actions we take related to the uncertainties surrounding our business. In addition, FHFA, Treasury, or Congress may have a different perspective from management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $692.0 billion at March 31, 2011. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On March 31, 2011, we received $500 million in funding from Treasury under the Purchase Agreement relating to our quarterly net worth deficit at December 31, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $64.7 billion as of March 31, 2011.

•	On March 31, 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

At March 31, 2011, our assets exceeded our liabilities under GAAP by $1.2 billion; therefore FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement. As of March 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock of $6.5 billion exceeded our annual historical earnings in all but one period.

99	Freddie Mac

Life to date, we have paid $11.6 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for the first and second quarters of 2011. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS,” “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.

NOTE 3: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process, and are required to evaluate the trusts for consolidation. For VIEs, our policy is to consolidate all entities in which we hold a controlling financial interest and are therefore deemed to be the primary beneficiary. The accounting guidance related to the consolidation of VIEs states that an enterprise will be deemed to have a controlling financial interest in, and thus be the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. We perform ongoing assessments of whether we are the primary beneficiary of a VIE. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our 2010 Annual Report for further information regarding the consolidation of certain VIEs.

Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheet the assets and liabilities of these trusts. In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE, as discussed below.

VIEs for which We are the Primary Beneficiary

Single-family PC Trusts

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments exposes us to losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

100	Freddie Mac

At both March 31, 2011 and December 31, 2010, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.7 trillion, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $15.0 billion and $15.8 billion at March 31, 2011 and December 31, 2010, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	March 31, 2011	December 31, 2010
	(in millions)

Cash and cash equivalents	$1	$1
Restricted cash and cash equivalents	5,497	7,514
Federal funds sold and securities purchased under agreements to resell	11,500	29,350
Mortgage loans held-for-investment by consolidated trusts	1,644,609	1,646,172
Accrued interest receivable	6,801	6,895
Real estate owned, net	112	118
Other assets	2,675	6,001

Total assets of consolidated VIEs	$1,671,195	$1,696,051

Accrued interest payable	$6,345	$6,502
Debt securities of consolidated trusts held by third parties	1,510,426	1,528,648
Other liabilities	3,757	3,851

Total liabilities of consolidated VIEs	$1,520,528	$1,539,001

VIEs for which We are not the Primary Beneficiary

Table 3.2 represents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in our consolidated statements of income and comprehensive income if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. In instances where we provide financial guarantees to the VIEs, our maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements.

101	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	March 31, 2011
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$8,167	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	79	483
Investments in securities:
Available-for-sale, at fair value	—	85,744	135,219	—	—
Trading, at fair value	94	15,951	18,766	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	77,992	—
Held-for-sale	—	—	—	5,304	—
Accrued interest receivable	—	520	493	364	6
Derivative assets, net	—	—	—	—	2
Other assets	—	307	5	290	369
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(41)
Other liabilities	—	(444)	(4)	(80)	(1,007)
Maximum Exposure to Loss	$8,261	$29,076	$170,488	$84,029	$11,320
Total Assets of Non-Consolidated VIEs(5)	$149,626	$32,443	$1,011,495	$129,786	$25,546

	December 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$9,909	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	34	464
Investments in securities:
Available-for-sale, at fair value	—	85,689	137,568	—	—
Trading, at fair value	44	13,437	18,914	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	78,448	—
Held-for-sale	—	—	—	6,413	—
Accrued interest receivable	—	419	717	372	5
Derivative assets, net	—	—	—	—	2
Other assets	—	277	6	23	381
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(41)
Other liabilities	—	(408)	(3)	(36)	(1,034)
Maximum Exposure to Loss	$9,953	$26,392	$176,533	$85,290	$11,375
Total Assets of Non-Consolidated VIEs(5)	$129,479	$29,368	$1,036,975	$138,330	$25,875

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. For our variable interests in non-consolidated Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable, and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation including possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

Asset-Backed Investment Trusts

We invest in a variety of non-mortgage-related, asset-backed investment trusts. These investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically credit card receivables, auto loans, or

102	Freddie Mac

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

At March 31, 2011 and December 31, 2010, we had investments in 25 and 23 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of March 31, 2011 were made in 2010 and 2011. At both March 31, 2011 and December 31, 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report. Our investments in these trusts totaled $8.3 billion and $10.0 billion as of March 31, 2011 and December 31, 2010, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At both March 31, 2011 and December 31, 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

Mortgage-Related Security Trusts

Freddie Mac Securities

Freddie Mac securities related to our variable interests in non-consolidated VIEs primarily consist of our REMICs and Other Structured Securities and Other Guarantee Transactions. REMICs and Other Structured Securities are created by using PCs or previously issued REMICs and Other Structured Securities as collateral. Our involvement with the resecuritization trusts that issue these securities does not provide us with rights to receive benefits or obligations to absorb losses nor does it provide any power that would enable us to direct the most significant activities of these VIEs because the ultimate underlying assets are PCs for which we have already provided a guarantee (i.e., all significant rights, obligations and powers are associated with the underlying PC trusts). As a result, we have concluded that we are not the primary beneficiary of these resecuritization trusts.

In Other Guarantee Transactions, non-Freddie Mac mortgage-related securities are used as collateral. At both March 31, 2011 and December 31, 2010, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

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

Our investments in these non-Freddie Mac securities at March 31, 2011 were made between 1994 and 2011. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. At December 31, 2010, we were not the primary beneficiary of any non-Freddie Mac securities trusts; however, during the first quarter of 2011, we became the primary beneficiary of one CMBS trust that was not material. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual

103	Freddie Mac

Report. At both March 31, 2011 and December 31, 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase loans made to various multifamily real estate entities from originators. While we primarily purchase such loans for securitization, and to a lesser extent, investment purposes, they also help us to fulfill our affordable housing goals. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, rehabilitate, or refinance residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property at origination. The remaining 20% of value is typically funded through equity contributions by the partners or members of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. There were more than 7,000 unsecuritized multifamily loans in our mortgage-related investments portfolio as of both March 31, 2011 and December 31, 2010.

The UPB of our investments in these loans was $84.2 billion and $85.9 billion as of March 31, 2011 and December 31, 2010, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of multifamily real estate entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At March 31, 2011 and December 31, 2010, the amount of loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees, and certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We hold an equity investment in various LIHTC fund partnerships that invest in lower-tier or project partnerships that are single asset entities. In February 2010, the Acting Director of FHFA, after consultation with Treasury, informed us that we may not sell or transfer our investments in LIHTC assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party.

•	Certain other mortgage-related guarantees: We have other guarantee commitments outstanding on multifamily housing revenue bonds that were issued by third parties. As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within five business days after they are tendered by their holders.

•	Certain short-term default and other guarantee commitments accounted for as derivatives: Our involvement in these VIEs includes our guarantee of the performance of interest-rate swap contracts in certain circumstances and credit derivatives we issued to guarantee the payments on multifamily loans or securities.

At both March 31, 2011 and December 31, 2010, we were the primary beneficiary of two and three, respectively credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 3.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

104	Freddie Mac

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report.

Table 4.1 summarizes the types of loans on our consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Table 4.1 — Mortgage Loans

	March 31, 2011			December 31, 2010
		Held by			Held by
		Consolidated			Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized	Trusts	Total
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$134,074	$1,495,949	$1,630,023	$126,561	$1,493,206	$1,619,767
Interest-only	3,819	18,181	22,000	4,161	19,616	23,777

Total fixed-rate	137,893	1,514,130	1,652,023	130,722	1,512,822	1,643,544

Adjustable-rate
Amortizing	4,127	61,221	65,348	3,625	59,851	63,476
Interest-only	12,931	53,577	66,508	13,018	58,792	71,810

Total adjustable-rate	17,058	114,798	131,856	16,643	118,643	135,286

Other Guarantee Transactions backed by non-Freddie Mac securities	—	14,769	14,769	—	15,580	15,580
FHA/VA and other governmental	1,232	3,557	4,789	1,498	3,348	4,846

Total single-family	156,183	1,647,254	1,803,437	148,863	1,650,393	1,799,256

Multifamily(1):
Fixed-rate	70,648	—	70,648	72,679	—	72,679
Adjustable-rate	13,501	—	13,501	13,201	—	13,201
Other governmental	3	—	3	3	—	3

Total multifamily	84,152	—	84,152	85,883	—	85,883

Total UPB of mortgage loans	240,335	1,647,254	1,887,589	234,746	1,650,393	1,885,139

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(7,382)	6,872	(510)	(7,665)	7,423	(242)
Lower of cost or fair value adjustments on loans held-for-sale(2)	(195)	—	(195)	(311)	—	(311)
Allowance for loan losses on mortgage loans held-for-investment	(29,571)	(9,517)	(39,088)	(28,047)	(11,644)	(39,691)

Total mortgage loans, net	$203,187	$1,644,609	$1,847,796	$198,723	$1,646,172	$1,844,895

Mortgage loans, net:
Held-for-investment	$197,883	$1,644,609	$1,842,492	$192,310	$1,646,172	$1,838,482
Held-for-sale	5,304	—	5,304	6,413	—	6,413

Total mortgage loans, net	$203,187	$1,644,609	$1,847,796	$198,723	$1,646,172	$1,844,895

(1)	Based on principal balances and excluding mortgage loans traded, but not yet settled.
(2)	Includes fair value adjustments associated with mortgage loans for which we have made a fair value election.

We purchased UPB of $95.7 billion of single-family mortgage loans and $0.7 billion of multifamily loans that were classified as held-for-investment at purchase in the three months ended March 31, 2011. Our sales of mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not sell any held-for-investment loans during the three months ended March 31, 2011. We did not have significant reclassifications of mortgage loans into held-for-sale in the three months ended March 31, 2011.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the

105	Freddie Mac

combined balances of the first and second mortgages. As of March 31, 2011 and December 31, 2010, approximately 15% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 4.2 presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period.

Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio

	As of March 31, 2011				As of December 31, 2010
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	81 – 100	> 100(2)	Total	<= 80	81 – 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$699,571	$391,550	$230,171	$1,321,292	$704,882	$393,853	$216,388	$1,315,123
15-year amortizing fixed-rate	238,986	16,600	2,716	258,302	233,422	16,432	2,523	252,377
Adjustable-rate(3)(4)	36,633	12,985	9,426	59,044	34,252	13,273	9,149	56,674
Alt-A, interest-only, and option ARM(5)	40,500	39,308	84,469	164,277	45,068	44,540	85,213	174,821

Total single-family loans	$1,015,690	$460,443	$326,782	1,802,915	$1,017,624	$468,098	$313,273	1,798,995

Multifamily loans				78,665				79,178

Total recorded investment of held-for-investment loans				$1,881,580				$1,878,173

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 13.7% and 14.9% as of March 31, 2011 and December 31, 2010, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a one-time rate adjustment provision, because the change in rate is determined at the time of the modification rather than at a future date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010, and have not purchased option ARM loans since 2007. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Multifamily Mortgage Portfolio.”

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserve

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk.

During the second quarter of 2010, we identified a backlog related to the processing of loan workouts reported to us by our servicers, principally loan modifications and short sales. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment” in our 2010 Annual Report.

106	Freddie Mac

Table 4.3 summarizes loan loss reserve activity.

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
		Consolidated	Guarantee			Consolidated	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Unsecuritized	Trusts	Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$27,317	$11,644	$137	$39,098	$693	$—	$32,333	$33,026
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	407	1,631	11	2,049	2,158	3,212	(3)	5,367
Charge-offs(3)	(3,304)	(242)	(1)	(3,547)	(1,273)	(1,975)	(2)	(3,250)
Recoveries(3)	664	20	—	684	266	350	—	616
Transfers, net(4)(5)	3,814	(3,536)	(4)	274	12,247	(11,835)	(16)	396

Ending balance	$28,898	$9,517	$143	$38,558	$14,091	$21,758	$120	$35,969

Multifamily:
Beginning balance	$730	$—	$98	$828	$748	$—	$83	$831
Provision (benefit) for credit losses	(45)	—	(15)	(60)	51	—	(22)	29
Charge-offs(3)	(12)	—	—	(12)	(18)	—	—	(18)
Recoveries(3)	—	—	—	—	—	—	—	—
Transfers, net(5)	—	—	(9)	(9)	—	—	—	—

Ending balance	$673	$—	$74	$747	$781	$—	$61	$842

Total:
Beginning balance	$28,047	$11,644	$235	$39,926	$1,441	$—	$32,416	$33,857
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	362	1,631	(4)	1,989	2,209	3,212	(25)	5,396
Charge-offs(3)	(3,316)	(242)	(1)	(3,559)	(1,291)	(1,975)	(2)	(3,268)
Recoveries(3)	664	20	—	684	266	350	—	616
Transfers, net(4)(5)	3,814	(3,536)	(13)	265	12,247	(11,835)	(16)	396

Ending balance	$29,571	$9,517	$217	$39,305	$14,872	$21,758	$181	$36,811

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				2.02%				1.85%

(1)	All of these loans are collectively evaluated for impairments. Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities. See “NOTE 23: SELECTED FINANCIAL STATEMENT LINE ITEMS” in our 2010 Annual Report for further information.
(2)	Adjustments relate to the adoption of the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information.
(3)	Charge-offs represent the amount of the UPB of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure transfers or short sales. Charge-offs exclude $106 million and $117 million for the three months ended March 31, 2011 and 2010, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	In February 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $14.6 billion and $56.6 billion in UPB of loans from PC trusts during the three months ended March 31, 2011 and 2010, respectively. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(5)	Consist primarily of: (a) approximately $3.5 billion and $12.1 billion of reclassified single-family reserves during the three months ended March 31, 2011 and 2010, respectively, related to our purchases during the period of loans previously held by consolidated trusts (as discussed in endnote (4) above); (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (d) net amounts attributable to recapitalization of past due interest on modified mortgage loans.

107	Freddie Mac

Table 4.4 presents our loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	March 31, 2011			December 31, 2010
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,761,214	$75,923	$1,837,137	$1,762,490	$76,541	$1,839,031
Individually evaluated	41,701	2,742	44,443	36,505	2,637	39,142

Total recorded investment	1,802,915	78,665	1,881,580	1,798,995	79,178	1,878,173

Ending balance of the allowance:
Collectively evaluated	(28,348)	(346)	(28,694)	(30,477)	(382)	(30,859)
Individually evaluated	(10,067)	(327)	(10,394)	(8,484)	(348)	(8,832)

Total ending balance of the allowance	(38,415)	(673)	(39,088)	(38,961)	(730)	(39,691)

Net investment in mortgage loans	$1,764,500	$77,992	$1,842,492	$1,760,034	$78,448	$1,838,482

Credit Protection and Other Forms of Credit Enhancement

In connection with many of our mortgage loans held-for-investment and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements.

Table 4.5 presents the UPB of loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage at
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(in millions)

Single-family:
Primary mortgage insurance	$213,593	$217,133	$52,066	$52,899
Lender recourse and indemnifications	9,777	10,064	9,361	9,566
Pool insurance	36,248	37,868	3,187	3,299
HFA indemnification(2)	9,096	9,322	3,184	3,263
Subordination(3)	3,800	3,889	473	493
Other credit enhancements(3)	130	223	114	118

Total	$272,644	$278,499	$68,385	$69,638

Multifamily:
HFA indemnification(2)	$1,521	$1,551	$532	$543
Subordination(3)	15,091	12,252	1,875	1,414
Other credit enhancements	8,937	9,004	2,713	2,930

Total	$25,549	$22,807	$5,120	$4,887

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $18.9 billion and $19.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of March 31, 2011 and December 31, 2010, respectively, for which the information was not available.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.
(3)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. As of March 31, 2011, amounts exclude mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date. Prior period amounts have been revised to conform to current period presentation.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance during the first quarter of 2011. We also reached the maximum limit of recovery on certain of these contracts.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.8 billion as of both March 31, 2011 and December 31, 2010.

108	Freddie Mac

NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS

Individually Impaired Loans

Individually impaired single-family loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-performing loans, which are applied consistently for multifamily loans and single-family loan classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report.

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in Table 5.1 by product class (for single-family loans).

Table 5.1 — Individually Impaired Loans

									For the
	Balance at				Balance at				Three Months Ended
	March 31, 2011				December 31, 2010				March 31, 2011
									Average	Interest
		Recorded	Associated	Net		Recorded	Associated	Net	Recorded	Income
	UPB	Investment	Allowance	Investment	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$8,050	$3,547	$—	$3,547	$8,462	$3,721	$—	$3,721	$3,585	$92
15-year amortizing fixed-rate(2)	109	44	—	44	119	50	—	50	45	2
Adjustable rate(3)	18	8	—	8	20	9	—	9	8	—
Alt-A, interest-only, and option ARM(4)	2,344	1,020	—	1,020	2,525	1,098	—	1,098	1,037	21

Total with no specific allowance recorded	$10,521	$4,619	$—	$4,619	$11,126	$4,878	$—	$4,878	$4,675	$115

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate(2)	$29,920	$28,870	$(7,494)	$21,376	$25,504	$24,502	$(6,283)	$18,219	$27,638	$176
15-year amortizing fixed-rate(2)	228	197	(18)	179	229	198	(17)	181	178	3
Adjustable rate(3)	154	139	(23)	116	168	153	(23)	130	122	1
Alt-A, interest-only, and option ARM(4)	8,165	7,876	(2,532)	5,344	7,035	6,774	(2,161)	4,613	7,406	33

Total with specific allowance recorded	$38,467	$37,082	$(10,067)	$27,015	$32,936	$31,627	$(8,484)	$23,143	$35,344	$213

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$37,970	$32,417	$(7,494)	$24,923	$33,966	$28,223	$(6,283)	$21,940	$31,223	$268
15-year amortizing fixed-rate(2)	337	241	(18)	223	348	248	(17)	231	223	5
Adjustable rate(3)	172	147	(23)	124	188	162	(23)	139	130	1
Alt-A, interest-only, and option ARM(4)	10,509	8,896	(2,532)	6,364	9,560	7,872	(2,161)	5,711	8,443	54

Total single-family	48,988	41,701	(10,067)	31,634	44,062	36,505	(8,484)	28,021	40,019	328

Total multifamily	2,771	2,742	(327)	2,415	2,661	2,637	(348)	2,289	2,745	34

Total single-family and multifamily	$51,759	$44,443	$(10,394)	$34,049	$46,723	$39,142	$(8,832)	$30,310	$42,764	$362

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (4) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

The average recorded investment in individually impaired loans for the three months ended March 31, 2010 was approximately $17.7 billion. We recognized interest income on individually impaired loans of $231 million for the three months ended March 31, 2010. Interest income foregone on individually impaired loans was approximately $365 million and $192 million for the three months ended March 31, 2011 and 2010, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

109	Freddie Mac

Table 5.2 presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	March 31, 2011
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,241,751	$22,396	$8,622	$48,523	$1,321,292	$48,431
15-year amortizing fixed-rate(2)	254,955	1,426	393	1,528	258,302	1,523
Adjustable rate(3)	55,917	721	284	2,122	59,044	2,118
Alt-A, interest-only, and option ARM(4)	130,159	5,018	2,650	26,450	164,277	26,417

Total single-family	1,682,782	29,561	11,949	78,623	1,802,915	78,489

Total multifamily	78,455	11	27	172	78,665	1,918

Total single-family and multifamily	$1,761,237	$29,572	$11,976	$78,795	$1,881,580	$80,407

	December 31, 2010
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,226,874	$26,442	$10,203	$51,604	$1,315,123	$51,507
15-year amortizing fixed-rate(2)	248,572	1,727	450	1,628	252,377	1,622
Adjustable rate(3)	53,205	826	335	2,308	56,674	2,303
Alt-A, interest-only, and option ARM(4)	137,395	5,701	3,046	28,679	174,821	28,620

Total single-family	1,666,046	34,696	14,034	84,219	1,798,995	84,052

Total multifamily	79,044	41	7	86	79,178	1,751

Total single-family and multifamily	$1,745,090	$34,737	$14,041	$84,305	$1,878,173	$85,803

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers. In addition, if a multifamily borrower has entered into a forbearance agreement and is abiding by the terms of the agreement the borrower’s payment status is reflected as current, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of both March 31, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (4) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase and effectively liquidate loans that are 120 days or more past due from PCs when: (a) the loans have been modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the cost of guarantee payments to PC holders, including advances of interest at the PC coupon rate, exceeds the expected cost of holding the non-performing mortgage loans. On February 10, 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. This change in practice was made based on a determination that the cost of guarantee, or debt payments to the security holders, would exceed the cost of holding nonperforming loans on our consolidated balance sheets. As of March 31, 2011, there were $3.1 billion in UPB of loans that were four monthly payments past due, and that met our repurchase criteria. Generally, we purchase these delinquent loans, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We purchased $14.6 billion and $56.6 billion in UPB of loans from PC trusts or associated with other guarantee commitments during the three months ended March 31, 2011 and 2010, respectively.

110	Freddie Mac

Table 5.3 summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	March 31, 2011	December 31, 2010

Delinquencies:
Single-family:
Non-credit-enhanced portfolio
Serious delinquency rate	2.81%	2.97%
Total number of seriously delinquent loans	281,127	296,397
Credit-enhanced portfolio
Serious delinquency rate	7.40%	7.83%
Total number of seriously delinquent loans	133,268	144,116
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.51%	3.73%
Total number of seriously delinquent loans	414,395	440,513
Other Guarantee Transactions:(2)
Serious delinquency rate	10.23%	9.86%
Total number of seriously delinquent loans	21,919	21,926
Total single-family:
Serious delinquency rate	3.63%	3.84%
Total number of seriously delinquent loans	436,314	462,439
Multifamily:(3)
Delinquency rate	0.36%	0.26%
UPB of delinquent loans (in millions)	$399	$288

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice. In addition, multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of both March 31, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu transaction (HAFA). As part of accomplishing these initiatives, we pay various incentives to servicers and borrowers. We will bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop, consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. Pursuant to this directive, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae, which are designed to help servicers do a better job of engaging with homeowners and to bring greater accountability to the servicing industry. The aligned requirements include earlier and more frequent communication with borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, a consistent approach to modifications and consistent timelines for processing foreclosures. This initiative will result in the alignment of the processes for both HAMP and non-HAMP workout solutions, and will be implemented over the course of 2011. Servicers will also be subject to incentives and sanctions with respect to performance under these standards.

111	Freddie Mac

NOTE 6: REAL ESTATE OWNED

We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. Upon acquiring multifamily properties, we may operate them with third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report for a discussion of our significant accounting policies for REO.

For the periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended March 31,
	2011			2010
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
	(in millions)

Beginning balance	$7,908	$(840)	$7,068	$5,125	$(433)	$4,692
Adjustment to beginning balance(1)	—	—	—	158	(11)	147
Additions	2,453	(182)	2,271	3,082	(244)	2,838
Change in holding period allowance, inventory	—	(125)	(125)	—	(107)	(107)
Dispositions	(3,212)	374	(2,838)	(2,323)	221	(2,102)

Ending balance	$7,149	$(773)	$6,376	$6,042	$(574)	$5,468

(1)	Adjustment to the beginning balance relates to the adoption of new accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report, for further information.

The REO balance, net at March 31, 2011 and December 31, 2010 associated with single-family properties was $6.3 billion and $7.0 billion, respectively, and the balance associated with multifamily properties was $115 million and $107 million, respectively. The West region represented approximately 36% and 29% of our single-family REO additions during the three months ended March 31, 2011 and 2010, respectively, based on the number of properties, and the highest concentration in the West region is in California. At March 31, 2011, our single-family REO inventory in California represented approximately 12% of our total REO inventory based on the number of properties. Our single-family REO inventory consisted of 65,159 properties and 72,079 properties at March 31, 2011 and December 31, 2010, respectively.

Our REO operations expenses included REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and insurance reimbursements and other credit enhancement recoveries. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. We recognized losses of $126 million and $13 million on single-family REO dispositions during the three months ended March 31, 2011 and 2010, respectively. We increased our valuation allowance for the properties in our inventory of single-family REO by $151 million and $137 million for the three months ended March 31, 2011 and 2010 to account for declines in home prices during these periods.

REO property acquisitions result from extinguishment of our mortgage loans held on our consolidated balance sheets and are treated as non-cash transfers. As a result, the amount of non-cash acquisitions of REO properties during the three months ended March 31, 2011 and 2010 was $4.1 billion and $5.1 billion, respectively.

112	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES

Table 7.1 summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At March 31, 2011 and December 31, 2010, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2011	Cost	Gains	Losses(1)	Fair Value
	(in millions)

Available-for-sale securities:
Freddie Mac	$81,133	$4,804	$(193)	$85,744
Subprime	45,829	8	(12,493)	33,344
CMBS	57,457	1,980	(1,493)	57,944
Option ARM	10,134	25	(3,170)	6,989
Alt-A and other	15,092	60	(2,215)	12,937
Fannie Mae	21,541	1,305	(2)	22,844
Obligations of states and political subdivisions	9,384	26	(535)	8,875
Manufactured housing	914	15	(51)	878
Ginnie Mae	257	26	—	283

Total available-for-sale securities	$241,741	$8,249	$(20,152)	$229,838

December 31, 2010

Available-for-sale securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

(1)	Includes non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

113	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
March 31, 2011	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,813	$—	$(68)	$(68)	$1,829	$—	$(125)	$(125)	$4,642	$—	$(193)	$(193)
Subprime	9	(1)	—	(1)	33,190	(9,988)	(2,504)	(12,492)	33,199	(9,989)	(2,504)	(12,493)
CMBS	1,046	—	(24)	(24)	4,946	(655)	(814)	(1,469)	5,992	(655)	(838)	(1,493)
Option ARM	2	(1)	—	(1)	6,820	(3,045)	(124)	(3,169)	6,822	(3,046)	(124)	(3,170)
Alt-A and other	535	(24)	(5)	(29)	11,123	(1,606)	(580)	(2,186)	11,658	(1,630)	(585)	(2,215)
Fannie Mae	22	—	—	—	15	—	(2)	(2)	37	—	(2)	(2)
Obligations of states and political subdivisions	3,909	—	(181)	(181)	3,133	—	(354)	(354)	7,042	—	(535)	(535)
Manufactured housing	22	(1)	—	(1)	459	(31)	(19)	(50)	481	(32)	(19)	(51)

Total available-for-sale securities in a gross unrealized loss position	$8,358	$(27)	$(278)	$(305)	$61,515	$(15,325)	$(4,522)	$(19,847)	$69,873	$(15,352)	$(4,800)	$(20,152)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2010	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,494	$—	$(70)	$(70)	$1,880	$—	$(125)	$(125)	$4,374	$—	$(195)	$(195)
Subprime	6	—	—	—	33,839	(10,041)	(4,015)	(14,056)	33,845	(10,041)	(4,015)	(14,056)
CMBS	2,950	—	(51)	(51)	8,894	(844)	(1,024)	(1,868)	11,844	(844)	(1,075)	(1,919)
Option ARM	3	(1)	—	(1)	6,838	(3,744)	(108)	(3,852)	6,841	(3,745)	(108)	(3,853)
Alt-A and other	42	—	(3)	(3)	12,025	(1,846)	(602)	(2,448)	12,067	(1,846)	(605)	(2,451)
Fannie Mae	54	—	—	—	14	—	(3)	(3)	68	—	(3)	(3)
Obligations of states and political subdivisions	3,953	—	(163)	(163)	3,402	—	(376)	(376)	7,355	—	(539)	(539)
Manufactured housing	8	(1)	—	(1)	507	(45)	(15)	(60)	515	(46)	(15)	(61)

Total available-for-sale securities in a gross unrealized loss position	$9,510	$(2)	$(287)	$(289)	$67,399	$(16,520)	$(6,268)	$(22,788)	$76,909	$(16,522)	$(6,555)	$(23,077)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At March 31, 2011, total gross unrealized losses on available-for-sale securities were $20.2 billion. The gross unrealized losses relate to 2,452 individual lots representing 2,357 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

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

114	Freddie Mac

the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include, but are not limited to:

•	whether we intend to sell the security and it is not more likely than not that we will be required to sell the security before sufficient time elapses to recover all unrealized losses;

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score, and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default models and prepayment assumptions. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property; and

•	security loss modeling combining the modeled performance of the underlying collateral relative to its current and projected credit enhancements to determine the expected cash flows for each evaluated security.

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings.

See “Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities” for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall.

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting guidance for investments in debt and equity securities. In contrast, our purchase of mortgage-related securities that we issue (e.g., PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for additional information.

We hold these investments in securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we consider these unrealized losses to be temporary.

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

115	Freddie Mac

prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

Table 7.3 presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayment rates are also an input to the present value of expected losses and are discussed below.

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	March 31, 2011
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,312	$126	$972	$566	$2,338
Weighted average collateral defaults(2)	38%	38%	8%	46%	26%
Weighted average collateral severities(3)	56%	53%	47%	53%	40%
Weighted average voluntary prepayment rates(4)	6%	7%	10%	7%	8%
Average credit enhancement(5)	41%	19%	14%	19%	15%
2005:
UPB	$7,367	$3,070	$1,300	$909	$4,229
Weighted average collateral defaults(2)	57%	55%	24%	55%	43%
Weighted average collateral severities(3)	66%	63%	53%	58%	49%
Weighted average voluntary prepayment rates(4)	4%	6%	8%	6%	8%
Average credit enhancement(5)	52%	17%	5%	27%	7%
2006:
UPB	$21,216	$7,381	$603	$1,242	$1,303
Weighted average collateral defaults(2)	67%	70%	39%	64%	54%
Weighted average collateral severities(3)	70%	70%	60%	64%	57%
Weighted average voluntary prepayment rates(4)	6%	6%	8%	7%	8%
Average credit enhancement(5)	18%	6%	8%	0%	2%
2007:
UPB	$22,508	$4,655	$168	$1,482	$375
Weighted average collateral defaults(2)	64%	67%	55%	65%	61%
Weighted average collateral severities(3)	71%	71%	68%	66%	68%
Weighted average voluntary prepayment rates(4)	6%	6%	7%	7%	8%
Average credit enhancement(5)	19%	14%	15%	(3)%	0%
Total:
UPB	$52,403	$15,232	$3,043	$4,199	$8,245
Weighted average collateral defaults(2)	64%	66%	24%	60%	41%
Weighted average collateral severities(3)	70%	69%	57%	62%	50%
Weighted average voluntary prepayment rates(4)	6%	6%	9%	7%	8%
Average credit enhancement(5)	24%	11%	9%	8%	8%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by monoline bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since March 31, 2011.

116	Freddie Mac

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2011.

In addition, we considered fair values at March 31, 2011, as well as any significant changes in fair value since March 31, 2011 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of the non-agency mortgage-related securities we hold. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned receive greater weight. For further information, see “NOTE 18: FAIR VALUE DISCLOSURES.”

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2011. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Monoline Bond Insurance

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a primary monoline bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Other-Than-Temporary Impairments on Available-for-Sale Securities

Table 7.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	for the Three Months Ended
	March 31, 2011	March 31, 2010
	(in millions)

Available-for-sale securities:
Subprime	$(734)	$(332)
Option ARM	(281)	(102)
Alt-A and other	(40)	(19)
CMBS	(135)	(55)
Manufactured housing	(3)	(2)

Total other-than-temporary impairments on available-for-sale securities	$(1,193)	$(510)

Table 7.5 presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash

117	Freddie Mac

flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2011. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Three Months Ended
March 31, 2011
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$14,878
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	20
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,173
Reductions:
Amounts related to securities which were sold, written off or matured	(199)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(30)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(2)	$15,842

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $642 million, net of amortization.

Realized Gains and Losses on Available-For-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$77	$—
Obligations of states and political subdivisions	1	1

Total mortgage-related securities gross realized gains	78	1

Non-mortgage-related securities:
Asset-backed securities	2	—

Total non-mortgage-related securities gross realized gains	2	—

Gross realized gains	80	1

Gross realized losses
Gross realized losses	—	—

Net realized gains (losses)	$80	$1

118	Freddie Mac

Maturities of Available-For-Sale Securities

Table 7.7 summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

March 31, 2011	Amortized Cost	Fair Value
	(in millions)

Available-for-sale securities:
Due within 1 year or less	$99	$100
Due after 1 through 5 years	1,230	1,288
Due after 5 through 10 years	6,869	7,196
Due after 10 years	233,543	221,254

Total available-for-sale securities	$241,741	$229,838

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

AOCI Related to Available-For-Sale Securities

Table 7.8 presents the changes in AOCI related to available-for-sale securities. The net unrealized holding gains represent the net fair value adjustments recorded on available-for-sale securities throughout the periods presented, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Three Months Ended
	March 31,
	2011	2010
	(in millions)

Beginning balance	$(9,678)	$(20,616)
Adjustment to initially apply the adoption of amendments to accounting guidance for transfers of financial assets and the consolidation of VIEs(1)	—	(2,683)
Net unrealized holding gains(2)	1,216	4,315
Net reclassification adjustment for net realized losses(3)(4)	725	331

Ending balance	$(7,737)	$(18,653)

(1)	Net of tax benefit of $1.4 billion for the three months ended March 31, 2010.
(2)	Net of tax expense of $655 million and $2.3 billion for the three months ended March 31, 2011 and 2010, respectively.
(3)	Net of tax benefit of $390 million and $178 million for the three months ended March 31, 2011 and 2010, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of income and comprehensive income as impairment losses on available-for-sale securities of $775 million and $332 million, net of taxes, for the three months ended March 31, 2011 and 2010, respectively.

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	March 31, 2011	December 31,2010
	(in millions)

Mortgage-related securities:
Freddie Mac	$15,951	$13,437
Fannie Mae	18,586	18,726
Ginnie Mae	167	172
Other	26	31

Total mortgage-related securities	34,730	32,366

Non-mortgage-related securities:
Asset-backed securities	94	44
Treasury bills	9,397	17,289
Treasury notes	16,123	10,122
FDIC-guaranteed corporate medium-term notes	1,009	441

Total non-mortgage-related securities	26,623	27,896

Total fair value of trading securities	$61,353	$60,262

For the three months ended March 31, 2011 and 2010 we recorded net unrealized losses on trading securities held at March 31, 2011 and 2010 of $0.2 billion and $0.4 billion, respectively.

119	Freddie Mac

Total trading securities include $2.3 billion and $2.5 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of March 31, 2011 and December 31, 2010. Gains (losses) on trading securities on our consolidated statements of income and comprehensive income include losses of $41 million and $35 million, respectively, related to these hybrid financial securities for the three months ended March 31, 2011 and 2010.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned to ensure our exposure to losses is minimized. We had cash and cash equivalents pledged to us related to derivative instruments of $1.7 billion and $2.2 billion at March 31, 2011 and December 31, 2010, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At March 31, 2011 and December 31, 2010, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at March 31, 2011 and December 31, 2010, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties.

In addition, we hold cash and cash equivalents as collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at March 31, 2011 and December 31, 2010 was $607 million and $550 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of March 31, 2011, we had one uncommitted intraday line of credit with a third party, which is secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates delinquent overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line-of-credit agreement upon demand by the counterparty.

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	March 31, 2011	December 31, 2010
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,402	$9,915
Available-for-sale securities	298	817
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	15	5

Total securities pledged	$10,715	$10,737

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At March 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.6 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

120	Freddie Mac

At December 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.5 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

There were no borrowings against the line of credit at March 31, 2011 or December 31, 2010. The remaining $0.1 billion and $0.2 billion of collateral posted with the ability of the secured party to repledge at March 31, 2011 and December 31, 2010, respectively, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At March 31, 2011 and December 31, 2010, we pledged securities without the ability of the secured party to repledge of $15 million and $5 million, respectively, at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At March 31, 2011, we pledged $8.3 billion of collateral in the form of cash and cash equivalents, all but $75 million of which related to our derivative agreements as we had $8.8 billion of such derivatives in a net loss position. At December 31, 2010, we pledged $8.5 billion of collateral in the form of cash and cash equivalents, all but $40 million of which related to our derivative agreements as we had $9.4 billion of such derivatives in a net loss position. The remaining $75 million and $40 million was posted at clearinghouses in connection with our securities and other derivative transactions at March 31, 2011 and December 31, 2010, respectively.

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt that we issue to fund our operations.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. We also cannot become liable for any subordinated indebtedness, without the prior consent of Treasury.

Our debt cap under the Purchase Agreement is $972 billion in 2011. As of March 31, 2011, we estimate that the par value of our aggregate indebtedness totaled $729.1 billion, which was approximately $242.9 billion below the debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables that follow, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instrument classified as other debt.

Table 8.1 summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended
	March 31,		Balance, Net(1)
	2011	2010	March 31, 2011	December 31, 2010
	(in millions)		(in millions)

Other debt:
Short-term debt	$115	$141	$196,625	$197,106
Long-term debt:
Senior debt	3,438	4,446	518,590	516,123
Subordinated debt	12	12	357	711

Total long-term debt	3,450	4,458	518,947	516,834

Total other debt	3,565	4,599	715,572	713,940
Debt securities of consolidated trusts held by third parties	17,403	19,643	1,510,426	1,528,648

Total debt, net	$20,968	$24,242	$2,225,998	$2,242,588

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $0.5 billion and $0.9 billion, respectively, of other short-term debt, and $3.5 billion and $3.6 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at March 31, 2011 and December 31, 2010.

121	Freddie Mac

For the three months ended March 31, 2011 and 2010, we recognized fair value gains (losses) of $(81) million and $346 million, respectively, on our foreign-currency denominated debt, of which $(117) million and $321 million, respectively, are gains (losses) related to our net foreign-currency translation.

Other Debt

Table 8.2 summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either March 31, 2011 or December 31, 2010.

Table 8.2 — Other Debt

	March 31, 2011			December 31, 2010
			Weighted Average			Weighted Average
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)

Other short-term debt:
Reference Bills® securities and discount notes	$196,237	$196,126	0.22%	$194,875	$194,742	0.24%
Medium-term notes	499	499	0.15	2,364	2,364	0.31

Total other short-term debt	196,736	196,625	0.22	197,239	197,106	0.25
Other long-term debt:
Original maturities on or before December 31,
2011	84,678	84,678	2.02%	120,951	120,959	2.13%
2012	139,578	139,529	1.71	138,474	138,418	1.79
2013	102,582	102,304	2.11	79,177	78,886	2.64
2014	49,703	49,511	2.91	36,328	36,142	3.46
2015	42,027	42,000	2.97	45,779	45,752	2.99
Thereafter	113,756	100,925	4.66	110,269	96,677	4.77

Total other long-term debt(3)	532,324	518,947	2.63	530,978	516,834	2.78

Total other debt	$729,060	$715,572		$728,217	$713,940

(1)	Represents par value, net of associated discounts, premiums, and hedging-related adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $139.6 billion and $142.6 billion at March 31, 2011 and December 31, 2010, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

Table 8.3 summarizes the debt securities of our consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Our Consolidated Trusts Held by Third Parties(1)

	March 31, 2011				December 31, 2010
				Weighted				Weighted
	Contractual		Balance,	Average	Contractual		Balance,	Average
	Maturity(2)	UPB	Net	Coupon(2)	Maturity(2)	UPB	Net	Coupon(2)
		(dollars in millions)
						(dollars in millions)

Single-family:
30-year or more, fixed-rate	2011 - 2048	$1,091,679	$1,100,404	5.00%	2011-2048	$1,110,943	$1,118,994	5.03%
20-year fixed-rate	2012 - 2031	65,613	66,426	4.70	2012-2031	63,941	64,752	4.78
15-year fixed-rate	2011 - 2026	229,797	232,209	4.33	2011-2026	227,269	229,510	4.41
Adjustable-rate	2011 - 2047	51,842	52,346	3.55	2011-2047	50,904	51,351	3.69
Interest-only(3)	2026 - 2041	56,662	56,749	5.23	2026-2040	61,773	61,830	5.30
FHA/VA	2011 - 2041	2,256	2,292	5.73	2011-2040	2,171	2,211	5.88

Total debt securities of consolidated trusts held by third parties(4)		$1,497,849	$1,510,426			$1,517,001	$1,528,648

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(4)	The effective rate for debt securities of consolidated trusts held by third parties was 4.62% and 4.57% as of March 31, 2011 and December 31, 2010, respectively.

122	Freddie Mac

Lines of Credit

At both March 31, 2011 and December 31, 2010, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs. No amounts were drawn on this line of credit at March 31, 2011 or December 31, 2010. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

NOTE 9: FINANCIAL GUARANTEES

We securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgages, which we guarantee. During the three months ended March 31, 2011 and 2010, we issued and guaranteed $93.9 billion and $87.6 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). Beginning January 1, 2010, we no longer recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. Table 9.1 presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 9.1 — Financial Guarantees

	March 31, 2011			December 31, 2010
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities	$27,944	$227	40	$25,279	$202	41
Other guarantee commitments	19,936	429	38	18,670	427	38
Derivative instruments	46,557	612	34	37,578	301	35
Servicing-related premium guarantees	162	—	5	172	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

Non-consolidated Freddie Mac Securities

We issue three types of mortgage-related securities: (a) PCs; (b) REMICs and Other Structured Securities; and (c) Other Guarantee Transactions. We guarantee the payment of principal and interest on these securities, which are backed by pools of mortgage loans, irrespective of the cash flows received from the borrowers. Commencing January 1, 2010, only our guarantees issued to non-consolidated securitization trusts are accounted for in accordance with the accounting guidance for guarantees (i.e., a guarantee asset and guarantee obligation are recognized).

At both March 31, 2011 and December 31, 2010, there were $1.4 trillion of securities we issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognized a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion at both March 31, 2011 and December 31,

123	Freddie Mac

2010. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVE” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information about our accounting for financial guarantees.

During the three months ended March 31, 2011 and 2010, we issued approximately $2.9 billion and $1.5 billion, respectively, in UPB of Other Guarantee Transactions backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized. As of March 31, 2011 and December 31, 2010, the UPB of non-consolidated Freddie Mac securities associated with single-family mortgage loans was $11.1 billion and $11.3 billion, respectively.

In connection with transfers of financial assets to non-consolidated securitization trusts that are accounted for as sales and for which we have incremental credit risk, we recognize our guarantee obligation in accordance with the accounting guidance for guarantees. Additionally, we may retain an interest in the transferred financial assets (e.g., a beneficial interest issued by the securitization trust). See “NOTE 10: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for further information on these retained interests.

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. These other guarantee commitments totaled $7.0 billion and $5.5 billion of UPB at March 31, 2011 and December 31, 2010, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion and $9.7 billion in UPB at March 31, 2011 and December 31, 2010, respectively. In addition, as of March 31, 2011 and December 31, 2010, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $3.3 billion and $3.5 billion, respectively. As of March 31, 2011 and December 31, 2010, the UPB of other guarantee commitments associated with single-family mortgage loans was $10.0 billion and $8.6 billion, respectively.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 11: DERIVATIVES” for further discussion of these derivative guarantees.

We guarantee the performance of interest-rate swap contracts in two circumstances. First, we guarantee that a borrower will perform under an interest-rate swap contract linked to a borrower’s adjustable-rate mortgage. And second, in connection with our issuance of certain REMICs and Other Structured Securities, which are backed by tax-exempt bonds, we guarantee that the sponsor of the transaction will perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued.

We also have issued REMICs and Other Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we will sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such REMICs and Other Structured Securities, we are obligated to fund such principal. Our maximum exposure on these guarantees represents the outstanding UPB of the REMICs and Other Structured Securities subject to stated final maturities.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at March 31, 2011 and December 31, 2010.

Other Indemnifications and Guarantees

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at March 31, 2011 and December 31, 2010.

124	Freddie Mac

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at March 31, 2011 and December 31, 2010.

NOTE 10: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

Beginning January 1, 2010, in accordance with the amendment to the accounting guidance for consolidation of VIEs, we consolidated our single-family PC trusts and certain Other Guarantee Transactions. As a result, a large majority of our transfers of financial assets that historically qualified as sales (e.g., the transfer of mortgage loans to our single-family PC trusts) are no longer treated as such because the financial assets are transferred to a consolidated entity. In addition, to the extent that we receive newly-issued PCs or Other Guarantee Transactions in connection with such a transfer, we extinguish a proportional amount of the debt securities of the consolidated trust. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information regarding the impacts of consolidation of our single-family PC trusts and certain Other Guarantee Transactions.

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multiclass resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. For more information about our retained interests in mortgage-related securitizations, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report. These transfers and our resulting retained interests are not significant to our consolidated financial statements in the first quarters of 2011 and 2010.

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

125	Freddie Mac

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

Commitments

We routinely enter into commitments that include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments are derivatives subject to the requirements of derivatives and hedge accounting.

Swap Guarantee Derivatives

In connection with some of the guarantee arrangements pertaining to multifamily housing revenue bonds and multifamily pass-through certificates, we may also guarantee the sponsor’s or the borrower’s obligations as a counterparty on any related interest-rate swaps used to mitigate interest-rate risk, which are accounted for as swap guarantee derivatives.

Credit Derivatives

We entered into credit-risk sharing agreements for certain credit enhanced multifamily housing revenue bonds held by third parties in exchange for a monthly fee. In addition, we have purchased mortgage loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

126	Freddie Mac

For a discussion of our significant accounting policies related to derivatives, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2010 Annual Report.

Derivative Assets and Liabilities at Fair Value

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At March 31, 2011			At December 31, 2010
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$249,793	$3,122	$(2,549)	$324,590	$6,952	$(3,267)
Pay-fixed	330,015	2,202	(18,357)	394,294	3,012	(24,210)
Basis (floating to floating)	3,375	5	(2)	2,375	6	(2)

Total interest-rate swaps	583,183	5,329	(20,908)	721,259	9,970	(27,479)
Option-based:
Call swaptions
Purchased	104,850	7,172	—	114,110	8,391	—
Written	23,775	—	(566)	11,775	—	(244)
Put Swaptions
Purchased	60,475	1,819	—	59,975	1,404	—
Written	6,000	—	(1)	6,000	—	(8)
Other option-based derivatives(3)	44,884	1,394	(6)	47,234	1,460	(10)

Total option-based	239,984	10,385	(573)	239,094	11,255	(262)
Futures	157,197	3	(100)	212,383	3	(170)
Foreign-currency swaps	2,138	281	—	2,021	172	—
Commitments(4)	15,877	32	(32)	14,292	103	(123)
Credit derivatives	11,664	7	(5)	12,833	12	(5)
Swap guarantee derivatives	3,731	—	(36)	3,614	—	(36)

Total Derivatives not designated as hedging instruments	1,013,774	16,037	(21,654)	1,205,496	21,515	(28,075)
Netting adjustments(5)		(15,979)	20,904		(21,372)	26,866

Total derivative portfolio, net	$1,013,774	$58	$(750)	$1,205,496	$143	$(1,209)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest rate caps and floors.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $6.5 billion and $3 million, respectively, at March 31, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.6) billion and $(0.8) billion at March 31, 2011 and December 31, 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at March 31, 2011 and December 31, 2010 was $1.7 billion and $2.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at March 31, 2011 and December 31, 2010 was $8.2 billion and $8.5 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011, was $8.8 billion for which we have posted collateral of $8.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, we would be required to post an additional $0.6 billion of collateral to our counterparties.

127	Freddie Mac

At March 31, 2011 and December 31, 2010, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of income and comprehensive income.

Table 11.2 — Gains and Losses on Derivatives

	Three Months Ended March 31,
					Amount of Gain or
					(Loss) Recognized in
			Amount of Gain or (Loss)		Other Income
	Amount of Gain or (Loss) Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion
	on Derivative		into Earnings		and Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing
Hedging Relationships(1)	2011	2010	2011	2010	2011	2010
	(in millions)

Closed cash flow hedges(2)	$—	$—	$(197)	$(259)	$—	$—

Derivatives not designated as hedging	Derivative Gains (Losses)(3)
instruments under the accounting guidance	Three Months Ended March 31,
for derivatives and hedging(4)	2011	2010
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(37)	$(8)
U.S. dollar denominated	(2,204)	2,383

Total receive-fixed swaps	(2,241)	2,375
Pay-fixed	3,963	(4,747)
Basis (floating to floating)	1	38

Total interest-rate swaps	1,723	(2,334)
Option based:
Call swaptions
Purchased	(684)	500
Written	38	59
Put swaptions
Purchased	(122)	(974)
Written	7	(5)
Other option-based derivatives(5)	(46)	(162)

Total option-based	(807)	(582)
Futures	(41)	(54)
Foreign-currency swaps(6)	109	(331)
Commitments(7)	(164)	(35)
Credit derivatives	1	—
Swap guarantee derivatives	1	—

Subtotal	822	(3,336)
Accrual of periodic settlements:(8)
Receive-fixed interest rate swaps(9)	1,246	1,532
Pay-fixed interest rate swaps	(2,504)	(2,884)
Foreign-currency swaps	4	7
Other	5	(4)

Total accrual of periodic settlements	(1,249)	(1,349)

Total	$(427)	$(4,685)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that were designated as cash flow hedges are recognized as basis adjustments to the related assets, which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(3)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of income and comprehensive income.
(4)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(5)	Primarily includes purchased interest rate caps and floors.
(6)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

128	Freddie Mac

(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At March 31, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in Table 11.3, the total AOCI related to derivatives designated as cash flow hedges was a loss of $2.1 billion and $2.7 billion at March 31, 2011 and 2010, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions impact earnings. Over the next 12 months, we estimate that approximately $488 million, net of taxes, of the $2.1 billion of cash flow hedge losses in AOCI at March 31, 2011 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 23 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at March 31, 2011, will be reclassified to earnings over the next five and ten years, respectively.

Table 11.3 presents the changes in AOCI related to derivatives designated as cash flow hedges. Net reclassifications of losses to earnings represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our net deferred tax asset valuation allowance see “NOTE 13: INCOME TAXES.”

Table 11.3 — AOCI Related to Cash Flow Hedge Relationships

	Three Months Ended March 31,
	2011	2010
	(in millions)

Beginning balance(1)	$(2,239)	$(2,905)
Cumulative effect of change in accounting principle(2)	—	(7)
Net reclassifications of losses to earnings(3)	132	172

Ending balance(1)	$(2,107)	$(2,740)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting guidance for accounting for transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items. Net of tax benefit of $4 million for the three months ended March 31, 2010.
(3)	Net of tax benefit of $65 million and $87 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

We received $500 million in March 2011 pursuant to a draw request that FHFA submitted to Treasury on our behalf to address the deficit in our net worth as of December 31, 2010. At March 31, 2011, our assets exceeded our liabilities under GAAP by $1.2 billion; therefore FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $64.7 billion and $64.2 billion as of March 31, 2011 and December 31, 2010, respectively. See “NOTE 16: REGULATORY CAPITAL” for additional information.

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2011, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During the three months ended March 31, 2011, restrictions lapsed on 792,372 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report.

129	Freddie Mac

Dividends Declared During 2011

No common dividends were declared in 2011. On March 31, 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2011.

NOTE 13: INCOME TAXES

Income Tax Benefit

For the three months ended March 31, 2011 and 2010, we reported an income tax benefit of $74 million and $103 million, respectively, resulting in effective tax rates of (12.3)% and 1.5%, respectively. These income tax benefits represent primarily the tax benefit recognized related to the amortization of net deferred losses on pre-2008 closed cash flow hedges. For the three months ended March 31, 2011 and 2010, our effective tax rate was different from the statutory rate of 35% primarily due to changes in the valuation allowance recorded against a portion of our net deferred tax assets.

Deferred Tax Assets, Net

We use the asset and liability method to account for income taxes in accordance with the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years from current operations and unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses.

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in subsequent quarters, including the first quarter of 2011. Our valuation allowance decreased by $91 million to $33.3 billion in the three months ended March 31, 2011, primarily due to the reversal of temporary differences during the period. As of March 31, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $4.5 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

As of March 31, 2011, we had net operating loss and LIHTC carryforwards that will expire over multiple years ending in 2031 and alternative minimum tax credit carryforwards that will not expire.

Unrecognized Tax Benefits

At March 31, 2011, we had total unrecognized tax benefits, exclusive of interest, of $1.2 billion. This amount relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. If favorably resolved, $1.2 billion of unrecognized tax benefits would have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against deferred tax assets created by the uncertain tax positions. This favorable impact would be offset by a $332 million tax expense related to the establishment of a valuation allowance against credits and net operating losses that have been carried forward. A valuation allowance has not currently been recorded against this amount because a portion of the unrecognized tax benefits was used as a source of taxable income in our realization assessment of our net deferred tax assets.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for tax years 1998 to 2009. The IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. We

130	Freddie Mac

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

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three months ended March 31, 2011 and 2010. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of income and comprehensive income.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Pension Benefits

Service cost	$9	$8
Interest cost on benefit obligation	10	9
Expected return on plan assets	(12)	(10)
Recognized net actuarial loss	1	3

Net periodic benefit cost	$8	$10

Postretirement Health Care Benefits

Service cost	$2	$2
Interest cost on benefit obligation	2	2

Net periodic benefit cost	$4	$4

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount equal to at least the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We have not yet determined whether a contribution to our Pension Plan is required in 2011.

NOTE 15: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship. The financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss) and GAAP total comprehensive income (loss).

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of income and comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “NOTE 17: SEGMENT REPORTING” in our 2010 Annual Report.

We do not consider our assets by segment when evaluating segment performance or allocating resources. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

131	Freddie Mac

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. The All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods.

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.
•   Investments in mortgage-related securities and
   single-family performing mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities, excluding
   CMBS and multifamily housing revenue bonds

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

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investment and guarantee activities in multifamily mortgage loans and securities. We purchase multifamily mortgage loans primarily for purposes of aggregation and then securitization. Although we hold CMBS that we purchased for investment, we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment primarily includes management and guarantee fee income and the interest earned on assets related to multifamily investment activities, net of allocated funding costs. The Multifamily segment reflects the impact of changes in the fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as credit and liquidity.

•   Multifamily mortgage loans and associated
   securitization activities

•   Investments in CMBS and multifamily housing
   revenue bonds

•   Allocated debt costs, administrative expenses and
   taxes

•   Other guarantee commitments on multifamily
   mortgage loans

•   LIHTC and valuation allowance

•   Deferred tax asset valuation allowance

All Other	The All Other category consists of corporate-level expenses that are material and infrequent in nature and based on management decisions outside the control of the reportable segments.
•   LIHTC write-down

•   Tax settlements, as applicable

•   Legal settlements, as applicable

•   The deferred tax asset valuation allowance
   associated with previously recognized income tax
   credits carried forward.

132	Freddie Mac

Segment Earnings

The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac. However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) attributable to Freddie Mac for each segment. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of March 31, 2011, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $1.5 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of March 31, 2011, the unamortized balance of such fees was $2.7 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

Table 15.1 presents Segment Earnings by segment.

Table 15.1 — Summary of Segment Earnings and Total Comprehensive Income (Loss)(1)

	Three Months Ended March 31,
	2011	2010
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$2,137	$(1,313)
Single-family Guarantee	(1,820)	(5,596)
Multifamily	359	221

Total Segment Earnings (loss), net of taxes	676	(6,688)

Net income (loss) attributable to Freddie Mac	$676	$(6,688)

Total comprehensive income (loss) of segments:
Investments	$3,263	$1,807
Single-family Guarantee	(1,824)	(5,600)
Multifamily	1,301	1,913

Total comprehensive income (loss) of segments	2,740	(1,880)

Total comprehensive income (loss) attributable to Freddie Mac	$2,740	$(1,880)

(1)	The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

133	Freddie Mac

Table 15.2 presents detailed financial information by financial statement line item for our reportable segments and All Other.

Table 15.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2011
																Total
			Non-Interest Income (Loss)				Non-Interest Expense						Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		REO	Other		Income	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	Tax	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,653	$—	$—	$(1,029)	$1,103	$236	$(95)	$—	$—	$203	$66	$2,137	$—	$2,137	$1,126	$3,263
Single-family Guarantee	100	(2,284)	870	—	—	211	(215)	(257)	(66)	(185)	6	(1,820)	—	(1,820)	(4)	(1,824)
Multifamily	279	60	28	(135)	2	187	(51)	—	(13)	—	2	359	—	359	942	1,301

Total Segment Earnings (loss), net of taxes	2,032	(2,224)	898	(1,164)	1,105	634	(361)	(257)	(79)	18	74	676	—	676	2,064	2,740
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,305	235	(675)	(29)	(1,532)	(304)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	203	—	(185)	—	—	—	—	—	—	(18)	—	—	—	—	—	—

Total reconciling items	2,508	235	(860)	(29)	(1,532)	(304)	—	—	—	(18)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,540	$(1,989)	$38	$(1,193)	$(427)	$330	$(361)	$(257)	$(79)	$—	$74	$676	$—	$676	$2,064	$2,740

	Three Months Ended March 31, 2010
																Total
			Non-Interest Income (Loss)				Non-Interest Expense						Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		REO	Other		Income	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	Tax	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,311	$—	$—	$(376)	$(2,702)	$(22)	$(122)	$—	$(7)	$510	$97	$(1,311)	$(2)	$(1,313)	$3,120	$1,807
Single-family Guarantee	59	(6,041)	848	—	—	210	(229)	(156)	(79)	(213)	5	(5,596)	—	(5,596)	(4)	(5,600)
Multifamily	238	(29)	24	(55)	5	108	(54)	(3)	(17)	—	1	218	3	221	1,692	1,913

Total Segment Earnings (loss), net of taxes	1,608	(6,070)	872	(431)	(2,697)	296	(405)	(159)	(103)	297	103	(6,689)	1	(6,688)	4,808	(1,880)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,007	674	(624)	(79)	(1,988)	10	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	510	—	(213)	—	—	—	—	—	—	(297)	—	—	—	—	—	—

Total reconciling items	2,517	674	(837)	(79)	(1,988)	10	—	—	—	(297)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,125	$(5,396)	$35	$(510)	$(4,685)	$306	$(405)	$(159)	$(103)	$—	$103	$(6,689)	$1	$(6,688)	$4,808	$(1,880)

(1)	Management and guarantee income total per consolidated statements of income and comprehensive income is included in other income on our GAAP consolidated statements of income and comprehensive income.
(2)	See “Segment Earnings” for additional information regarding these adjustments.
(3)	See “NOTE 17: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2010 Annual Report for information regarding these reclassifications.

134	Freddie Mac

Table 15.3 presents total comprehensive income (loss) by segment.

Table 15.3 — Total Comprehensive Income (Loss) of Segments(1)

	Three Months Ended March 31, 2011
		Total Changes in AOCI,
		Net of Reclassification Adjustments
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income,	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$2,137	$999	$131	$(4)	$1,126	$3,263
Single-family Guarantee	(1,820)	—	—	(4)	(4)	(1,824)
Multifamily	359	942	1	(1)	942	1,301

Total per consolidated statements of income and comprehensive income	$676	$1,941	$132	$(9)	$2,064	$2,740

	Three Months Ended March 31, 2010
		Total Changes in AOCI,
		Net of Reclassification Adjustments
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income,	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$(1,313)	$2,952	$172	$(4)	$3,120	$1,807
Single-family Guarantee	(5,596)	—	—	(4)	(4)	(5,600)
Multifamily	221	1,694	—	(2)	1,692	1,913

Total per consolidated statements of income and comprehensive income	$(6,688)	$4,646	$172	$(10)	$4,808	$(1,880)

(1)	The sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

NOTE 16: REGULATORY CAPITAL

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

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by adoption of these amendments. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Other Guarantee Transactions held by third parties using a 0.45% capital requirement. FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities. On March 3, 2011, FHFA issued a final rule setting forth procedures and standards in the event FHFA were to make such a temporary increase in minimum capital levels. Table 16.1 summarizes our minimum capital requirements and deficits and net worth.

135	Freddie Mac

Table 16.1 — Net Worth and Minimum Capital

	March 31, 2011	December 31, 2010
	(in millions)

GAAP net worth(1)	$1,237	$(401)

Core capital (deficit)(2)(3)	$(53,496)	$(52,570)
Less: Minimum capital requirement(2)	25,865	25,987

Minimum capital surplus (deficit)(2)	$(79,361)	$(78,557)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for March 31, 2011 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

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

At March 31, 2011, our assets exceeded our liabilities under GAAP by $1.2 billion; therefore FHFA will not submit a draw request on our behalf to Treasury under the Purchase Agreement. As of March 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock of $6.5 billion exceeded our annual historical earnings in all but one period. At March 31, 2011, our aggregate funding received from Treasury under the Purchase Agreement was $63.7 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. The aggregate liquidation preference of the senior preferred stock was $64.7 billion at March 31, 2011. We paid a quarterly dividend of $1.6 billion on the senior preferred stock in cash on March 31, 2011 at the direction of the Conservator.

NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 17.1 summarizes the concentration by year of origination and geographical area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

136	Freddie Mac

Table 17.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	March 31, 2011		December 31, 2010		Percent of Credit Losses(1)
		Serious		Serious	Three Months Ended
	Percentage of	Delinquency	Percentage of	Delinquency	March 31,	March 31,
	Portfolio(2)	Rate(3)	Portfolio(2)	Rate(3)	2011	2010

Year of Origination

2011	2%	—%	N/A	N/A	—%	N/A
2010	20	0.1	18%	0.1%	—	—%
2009	21	0.3	21	0.3	1	—
2008	8	4.9	9	4.9	8	5
2007	11	11.3	11	11.6	36	33
2006	8	10.3	9	10.5	29	30
2005	9	6.1	10	6.0	18	22
2004 and prior	21	2.5	22	2.5	8	10

Total	100%	3.6%	100%	3.8%	100%	100%

By Region(4)

West	27%	4.2%	27%	4.7%	56%	46%
Northeast	25	3.1	25	3.2	7	8
North Central	18	2.9	18	3.1	15	17
Southeast	18	5.4	18	5.6	18	25
Southwest	12	1.9	12	2.1	4	4

Total	100%	3.6%	100%	3.8%	100%	100%

State(5)

California	16%	4.2%	16%	4.9%	31%	26%
Florida	6	10.5	6	10.5	12	19
Illinois	5	4.5	5	4.6	4	5
Georgia	3	3.8	3	4.1	4	3
Michigan	3	2.7	3	3.0	5	6
Arizona	3	5.2	3	6.1	13	11
Nevada	1	11.4	1	11.9	5	5
All other	63	N/A	63	N/A	26	25

Total	100%	3.6%	100%	3.8%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of income and comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Serious delinquencies on mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(5)	States presented based on those with the highest percentage of credit losses during the three months ended March 31, 2011. Our top seven states based on the highest percentage of UPB as of March 31, 2011 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (5%), New Jersey (4%), and Virginia (4%), and comprised 45% of our single-family credit guarantee portfolio as of March 31, 2011.

Credit Performance of Certain Higher Risk Single-Family Loan Categories

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in Table 17.2 because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of

137	Freddie Mac

credit risk. For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores.

Presented below is a summary of the serious delinquency rates of certain higher-risk categories of single-family loans in our single-family credit guarantee portfolio. During the three months ended March 31, 2011, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with isolated characteristics.

Table 17.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Interest-only	5%	5%	17.9%	18.4%
Option ARM	1%	1%	21.5%	21.2%
Alt-A(2)	6%	6%	11.9%	12.2%
Original LTV ratio greater than 90%(3)	9%	9%	7.1%	7.8%
Lower original FICO scores (less than 620)	3%	3%	13.0%	13.9%

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 18% at both March 31, 2011 and December 31, 2010. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 13.7% and 14.9% as of March 31, 2011 and December 31, 2010, respectively.

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

Multifamily Mortgage Portfolio

Table 17.3 summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a non-credit enhanced loan may also have an original LTV ratio greater than 80%).

138	Freddie Mac

Table 17.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	March 31, 2011		December 31, 2010
		Delinquency		Delinquency
	UPB	Rate(1)	UPB	Rate(1)
	(dollars in billions)

By State
California	$19.4	0.06%	$19.4	0.06%
Texas	13.1	0.64	12.8	0.52
New York	9.4	—	9.2	—
Florida	6.6	0.68	6.4	0.56
Virginia	5.6	—	5.6	—
Georgia	5.6	1.16	5.5	0.98
All other states	50.1	0.39	49.8	0.24

Total	$109.8	0.36%	$108.7	0.26%

By Region(2)
Northeast	$31.3	0.21%	$31.0	—%
West	28.6	0.17	28.4	0.07
Southwest	20.8	0.68	20.4	0.61
Southeast	19.6	0.62	19.2	0.59
North Central	9.5	0.25	9.7	0.30

Total	$109.8	0.36%	$108.7	0.26%

By Category(3)
Original LTV ratio > 80%	$6.7	2.56%	$6.8	2.30%
Original DSCR below 1.10	$3.2	1.55%	$3.3	1.22%
Non-credit enhanced loans	$85.8	0.25%	$87.5	0.12%

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	See endnote (4) to “Table 17.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(3)	These categories are not mutually exclusive and a loan in one category may also be included within another.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement reduces our exposure to a potential credit loss. As of March 31, 2011, approximately one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 8% at both March 31, 2011 and December 31, 2010, and our estimate of the current average DSCR for these loans was 1.2 and 1.1 as of March 31, 2011 and December 31, 2010, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 7% at both March 31, 2011 and December 31, 2010, and the average current LTV ratio of these loans was 106% and 108%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us a specified dollar amount of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 85% of our single-family purchase volume during the three months ended March 31, 2011. Wells Fargo

139	Freddie Mac

Bank, N.A., Chase Home Finance LLC, Bank of America, N.A. and U.S. Bank, N.A. accounted for 30%, 13%, 12% and 11%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2011. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; (b) failure to comply with our servicing requirements; or (c) failure to honor their recourse and indemnification obligations to us. As of March 31, 2011 and December 31, 2010, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.4 billion and $3.8 billion, and approximately 38% and 34% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. During the three months ended March 31, 2011, we recovered amounts that covered losses with respect to $1.2 billion of UPB on loans associated with our repurchase requests.

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

No actions against Freddie Mac related to TBW or Ocala Funding, LLC, which is a wholly-owned subsidiary of TBW, have been initiated in bankruptcy court or elsewhere to recover assets. However, we understand that Ocala or its creditors may file an action to recover certain funds paid to, and loans acquired by, us prior to the bankruptcy. See “NOTE 19: LEGAL CONTINGENCIES” for additional information on our claims arising from TBW’s bankruptcy and Ocala’s potential claims.

In some cases, the ultimate amounts of recovery payments we received and may receive in the future from seller/servicers were and may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of March 31, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for further information. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2011 and December 31, 2010; however, our actual losses may exceed our estimates.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of March 31, 2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 14% and 12%, respectively, of our single-family mortgage loans, as of March 31, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

During the second half of 2010, a number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in some or all states in which they do business. These seller/servicers announced these suspensions were necessary while they evaluated and addressed issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. While these servicers have generally resumed

140	Freddie Mac

foreclosure proceedings in the first quarter of 2011, the rate at which they are effecting foreclosures has been slower than prior to the suspensions. See “NOTE 7: REAL ESTATE OWNED” in our 2010 Annual Report for additional information.

As of March 31, 2011 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

Similarly, in our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for additional information. As of March 31, 2011, these insurers provided coverage, with maximum loss limits of $55.8 billion, for $268.5 billion of UPB in connection with our single-family credit guarantee portfolio. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Co. and Republic Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at March 31, 2011. All our mortgage insurance counterparties are rated BBB or below as of March 31, 2011, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $0.6 billion and $0.3 billion during the three months ended March 31, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.3 billion at both March 31, 2011 and December 31, 2010. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.5 billion at both March 31, 2011 and December 31, 2010. Based upon currently available information, we believe that all of our mortgage insurance counterparties have the capacity to pay all claims as due in the normal course for the near term, except for claims obligations of Triad Guaranty Insurance Corporation (or Triad) that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the investments in non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing securities we purchase, while secondary policies are acquired by us. At March 31, 2011, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $10.3 billion of UPB. At March 31, 2011, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. FGIC and Ambac are currently not paying any claims. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2010 and 2011 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

141	Freddie Mac

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of March 31, 2011 and December 31, 2010, there were $78.3 billion and $91.6 billion, respectively, of cash and other non-mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of March 31, 2011, these included:

•	$30.1 billion of cash equivalents invested in 46 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$4.5 billion of federal funds sold with three counterparties that had short-term S&P ratings of A-1 or above;

•	$1.3 billion of federal funds sold with one counterparty that had a short-term S&P rating of A-2;

•	$16.7 billion of securities purchased under agreements to resell with seven counterparties that had short-term S&P ratings of A-1 or above;

•	$15.3 billion of securities purchased under agreements to resell with seven counterparties that had short-term S&P ratings of A-2; and

•	$9.6 billion of cash deposited with the Federal Reserve Bank.

Derivative Portfolio

Derivative Counterparties

Our use of derivatives exposes us to institutional credit risk, which arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our institutional credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled between us and our counterparty. Our use of OTC interest-rate swaps, option-based derivatives and foreign-currency swaps is subject to rigorous internal credit and legal reviews. All of our OTC derivatives counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

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

142	Freddie Mac

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $17 million and $32 million at March 31, 2011 and December 31, 2010, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2011, our maximum loss for accounting purposes would have been approximately $17 million. One of our counterparties, HSBC Bank USA, which was rated AA– as of April 22, 2011, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at March 31, 2011.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $32 million and $103 million at March 31, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 18: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 18.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at March 31, 2011 and December 31, 2010.

143	Freddie Mac

Table 18.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,848	$1,896	$—	$85,744
Subprime	—	—	33,344	—	33,344
CMBS	—	54,851	3,093	—	57,944
Option ARM	—	—	6,989	—	6,989
Alt-A and other	—	13	12,924	—	12,937
Fannie Mae	—	22,649	195	—	22,844
Obligations of states and political subdivisions	—	—	8,875	—	8,875
Manufactured housing	—	—	878	—	878
Ginnie Mae	—	268	15	—	283

Total available-for-sale securities, at fair value	—	161,629	68,209	—	229,838
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	13,254	2,697	—	15,951
Fannie Mae	—	17,715	871	—	18,586
Ginnie Mae	—	141	26	—	167
Other	—	7	19	—	26

Total mortgage-related securities	—	31,117	3,613	—	34,730
Non-mortgage-related securities:
Asset-backed securities	—	94	—	—	94
Treasury bills	9,397	—	—	—	9,397
Treasury notes	16,123	—	—	—	16,123
FDIC-guaranteed corporate medium-term notes	—	1,009	—	—	1,009

Total non-mortgage-related securities	25,520	1,103	—	—	26,623

Total trading securities, at fair value	25,520	32,220	3,613	—	61,353

Total investments in securities	25,520	193,849	71,822	—	291,191
Mortgage loans:
Held-for-sale, at fair value	—	—	5,304	—	5,304
Derivative assets, net:
Interest-rate swaps	—	5,302	27	—	5,329
Option-based derivatives	—	10,385	—	—	10,385
Other	3	310	10	—	323

Subtotal, before netting adjustments	3	15,997	37	—	16,037
Netting adjustments(1)	—	—	—	(15,979)	(15,979)

Total derivative assets, net	3	15,997	37	(15,979)	58
Other assets:
Guarantee asset, at fair value	—	—	597	—	597

Total assets carried at fair value on a recurring basis	$25,523	$209,846	$77,760	$(15,979)	$297,150

Liabilities:
Debt securities recorded at fair value	$—	$3,960	$—	$—	$3,960
Derivative liabilities, net:
Interest-rate swaps	—	20,162	746	—	20,908
Option-based derivatives	4	567	2	—	573
Other	100	27	46	—	173

Subtotal, before netting adjustments	104	20,756	794	—	21,654
Netting adjustments(1)	—	—	—	(20,904)	(20,904)

Total derivative liabilities, net	104	20,756	794	(20,904)	750

Total liabilities carried at fair value on a recurring basis	$104	$24,716	$794	$(20,904)	$4,710

144	Freddie Mac

	Fair Value at December 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,652	$2,037	$—	$85,689
Subprime	—	—	33,861	—	33,861
CMBS	—	54,972	3,115	—	58,087
Option ARM	—	—	6,889	—	6,889
Alt-A and other	—	13	13,155	—	13,168
Fannie Mae	—	24,158	212	—	24,370
Obligations of states and political subdivisions	—	—	9,377	—	9,377
Manufactured housing	—	—	897	—	897
Ginnie Mae	—	280	16	—	296

Total available-for-sale securities, at fair value	—	163,075	69,559	—	232,634
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,138	2,299	—	13,437
Fannie Mae	—	17,872	854	—	18,726
Ginnie Mae	—	145	27	—	172
Other	—	11	20	—	31

Total mortgage-related securities	—	29,166	3,200	—	32,366
Non-mortgage-related securities:
Asset-backed securities	—	44	—	—	44
Treasury bills	17,289	—	—	—	17,289
Treasury notes	10,122	—	—	—	10,122
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	27,411	485	—	—	27,896

Total trading securities, at fair value	27,411	29,651	3,200	—	60,262

Total investments in securities	27,411	192,726	72,759	—	292,896
Mortgage loans:
Held-for-sale, at fair value	—	—	6,413	—	6,413
Derivative assets, net:
Interest-rate swaps	—	9,921	49	—	9,970
Option-based derivatives	—	11,255	—	—	11,255
Other	3	266	21	—	290

Subtotal, before netting adjustments	3	21,442	70	—	21,515
Netting adjustments(1)	—	—	—	(21,372)	(21,372)

Total derivative assets, net	3	21,442	70	(21,372)	143
Other assets:
Guarantee asset, at fair value	—	—	541	—	541

Total assets carried at fair value on a recurring basis	$27,414	$214,168	$79,783	$(21,372)	$299,993

Liabilities:
Debt securities recorded at fair value	$—	$4,443	$—	$—	$4,443
Derivative liabilities, net:
Interest-rate swaps	—	26,856	623	—	27,479
Option-based derivatives	8	252	2	—	262
Other	170	28	136	—	334

Subtotal, before netting adjustments	178	27,136	761	—	28,075
Netting adjustments(1)	—	—	—	(26,866)	(26,866)

Total derivative liabilities, net	178	27,136	761	(26,866)	1,209

Total liabilities carried at fair value on a recurring basis	$178	$31,579	$761	$(26,866)	$5,652

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $6.5 billion and $3 million, respectively, at March 31, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.6) billion and $(0.8) billion at March 31, 2011 and December 31, 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

145	Freddie Mac

Recurring Fair Value Changes

For the three months ended March 31, 2011, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities and multifamily held-for-sale loans. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the three months ended March 31, 2011, the fair value of our Level 3 assets decreased by $2.0 billion, mainly attributable to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net sales of multifamily held-for-sale loans. In addition, we had a net transfer into Level 3 assets of $0.1 billion during the first quarter of 2011, resulting from a change in valuation method due to a lack of relevant price quotes from dealers and third-party pricing services.

During the three months ended March 31, 2010, our Level 3 assets decreased by $27.6 billion primarily due to the adoption of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion of our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the three months ended March 31, 2010 resulting from improved liquidity and availability in the price quotes received from dealers and third-party pricing services.

Table 18.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

146	Freddie Mac

Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended March 31, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive						in and/or out	Balance,	gains (losses)
	January 1, 2011	earnings(1)(2)(3)(4)	income	Total	Purchases	Issuances	Sales	Settlements, net(5)	of Level 3(6)	March 31, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$—	$—	$—	$—	$—	$(40)	$(101)	$1,896	$—
Subprime	33,861	(734)	1,569	835	—	—	—	(1,352)	—	33,344	(734)
CMBS	3,115	—	(23)	(23)	—	—	—	1	—	3,093	—
Option ARM	6,889	(281)	692	411	—	—	—	(311)	—	6,989	(281)
Alt-A and other	13,155	(40)	238	198	—	—	—	(429)	—	12,924	(40)
Fannie Mae	212	—	1	1	—	—	—	(13)	(5)	195	—
Obligations of states and political subdivisions	9,377	1	(1)	—	—	—	(37)	(465)	—	8,875	—
Manufactured housing	897	(3)	12	9	—	—	—	(28)	—	878	(3)
Ginnie Mae	16	—	—	—	—	—	—	(1)	—	15	—

Total available-for-sale mortgage-related securities	69,559	(1,057)	2,488	1,431	—	—	(37)	(2,638)	(106)	68,209	(1,058)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	62	—	62	230	—	(31)	(49)	186	2,697	62
Fannie Mae	854	11	—	11	—	—	—	(6)	12	871	11
Ginnie Mae	27	—	—	—	—	—	—	(1)	—	26	—
Other	20	—	—	—	—	—	—	(1)	—	19	—

Total trading mortgage-related securities	3,200	73	—	73	230	—	(31)	(57)	198	3,613	73
Mortgage Loans:
Held-for-sale, at fair value	6,413	62	—	62	2,164	—	(3,322)	(13)	—	5,304	(25)
Net derivatives(8)	(691)	(127)	—	(127)	—	(13)	—	74	—	(757)	(120)
Other assets:
Guarantee asset(9)	541	(1)	—	(1)	—	68	—	(11)	—	597	(1)

147	Freddie Mac

	Three Months Ended March 31, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	March 31, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$(12)	$(12)	$(9)	$—	$2,011	$—
Subprime	35,721	—	35,721	(332)	2,550	2,218	(2,104)	—	35,835	(332)
CMBS	54,019	—	54,019	(55)	3,057	3,002	(530)	—	56,491	(55)
Option ARM	7,236	—	7,236	(102)	323	221	(432)	—	7,025	(102)
Alt-A and other	13,391	—	13,391	(19)	619	600	(608)	—	13,383	(19)
Fannie Mae	338	—	338	—	(2)	(2)	(17)	—	319	—
Obligations of states and political subdivisions	11,477	—	11,477	1	114	115	(488)	—	11,104	—
Manufactured housing	911	—	911	(2)	22	20	(30)	—	901	(2)
Ginnie Mae	4	—	4	—	—	—	(1)	—	3	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(509)	6,671	6,162	(4,219)	—	127,072	(510)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(297)	—	(297)	579	(261)	2,821	(302)
Fannie Mae	1,343	—	1,343	(150)	—	(150)	(11)	—	1,182	(150)
Ginnie Mae	27	—	27	1	—	1	—	—	28	1
Other	28	(1)	27	—	—	—	(2)	—	25	—

Total trading mortgage-related securities	4,203	(6)	4,197	(446)	—	(446)	566	(261)	4,056	(451)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	97	—	97	(690)	—	2,206	(28)
Net derivatives(8)	(430)	—	(430)	364	—	364	30	1	(35)	255
Other assets
Guarantee asset(9)	10,444	(10,024)	420	(3)	—	(3)	65	—	482	(3)

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of income and comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of income and comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at March 31, 2011 and 2010, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to adopt the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

148	Freddie Mac

Non-recurring Fair Value Changes

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. We consider the fair value measurement related to these assets to be non-recurring. These assets include impaired held-for-investment multifamily mortgage loans and REO, net. These fair value measurements usually result from the write-down of individual assets to current fair value amounts due to impairments.

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

Table 18.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at March 31, 2011 and December 31, 2010, respectively.

Table 18.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2011				Fair Value at December 31, 2010
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,643	$1,643	$—	$—	$1,560	$1,560
REO, net(2)	—	—	5,634	5,634	—	—	5,606	5,606

Total assets measured at fair value on a non-recurring basis	$—	$—	$7,277	$7,277	$—	$—	$7,166	$7,166

	Total Gains (Losses)
	Three Months Ended
	March 31,(3)
	2011	2010
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$11	$(31)
REO, net(2)	(135)	(117)

Total gains (losses)	$(124)	$(148)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $410 million (or approximately $5.2 billion) at March 31, 2011. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $406 million (or approximately $5.2 billion) at December 31, 2010.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of March 31, 2011 and 2010, respectively.

Fair Value Election

We elected the fair value option for certain types of securities, multifamily held-for-sale mortgage loans, foreign-currency denominated debt, and certain other debt.

Certain Available-for-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for available-for-sale securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded

149	Freddie Mac

on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of income and comprehensive income in the period they occur, including any increases in value.

For mortgage-related securities and investments in securities that were selected for the fair value option and subsequently classified as trading securities, the change in fair value is recorded in other gains (losses) on investment securities recognized in earnings in our consolidated statements of income and comprehensive income. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report for additional information about the measurement and recognition of interest income on investments in securities.

Debt Securities with Fair Value Option Elected

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in derivative gains (losses) in our consolidated statements of income and comprehensive income. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation.

The changes in fair value of debt securities with the fair value option elected were $(81) million and $347 million for the three months ended March 31, 2011 and 2010, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $(72) million and $337 million for the three months ended March 31, 2011 and 2010, respectively. The remaining changes in the fair value of $(9) million and $10 million were attributable to changes in the instrument-specific credit risk for the three months ended March 31, 2011 and 2010, respectively.

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

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $73 million and $108 million at March 31, 2011 and December 31, 2010, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2010 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased through our CME securitization program. Through this channel, we acquire loans that we intend to securitize and sell to CMBS investors. While this is consistent with our overall strategy to expand our multifamily business, it differs from our traditional buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded $62 million and $97 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, respectively. The fair value changes that were attributable to changes in the instrument-specific credit risk were $85 million and $45 million for the three months ended March 31, 2011 and 2010, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $(195) million and $(311) million at March 31, 2011 and December 31, 2010, respectively. Related interest income continues to be reported as interest income in our consolidated statements of income and

150	Freddie Mac

comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

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

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon of the collateral underlying our CMBS investments was 5.7% as of both March 31, 2011 and December 31, 2010. The weighted-average life of the collateral underlying our CMBS investments was 4.1 years and 4.3 years, respectively, as of March 31, 2011 and December 31, 2010. Many of these securities have significant

151	Freddie Mac

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

Table 18.4 below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 18.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	March 31, 2011	December 31, 2010
	(in millions)

2004 and prior	$4,918	$4,998
2005	12,767	13,126
2006	19,121	19,333
2007	16,464	16,461
2008 and beyond	—	—

Total	$53,270	$53,918

Obligations of States and Political Subdivisions

These primarily represent housing revenue bonds, which are valued by taking the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the structure of the bond, call terms, cross-collateralization features, and tax-exempt features coupled with municipal bond rates, credit ratings, and spread levels. These securities are unique, resulting in low trading volumes and are classified as Level 3 in the fair value hierarchy.

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

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent multifamily mortgage loans with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis.

The fair value of multifamily mortgage loans is generally based on market prices obtained from a third-party pricing service provider for similar actively traded mortgages, adjusted for differences in loan characteristics and contractual terms. The pricing service aggregates observable price points from two markets: agency and non-agency. The agency

152	Freddie Mac

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

Table 18.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-

153	Freddie Mac

average fixed rates of our pay-fixed and receive-fixed swaps. As of March 31, 2011 and December 31, 2010 our option-based derivatives had a remaining weighted-average life of 4.6 years and 4.5 years, respectively.

Table 18.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	March 31, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$230,197	$432	$185	$262	$272	$(287)
Weighted average fixed rate(3)			1.36%	1.18%	2.42%	3.68%
Forward-starting swaps(4)	19,596	141	—	8	(1)	134
Weighted average fixed rate(3)			—	1.37%	1.57%	4.50%
Basis (floating to floating)	3,375	3	—	—	3	—
Pay-fixed:
Swaps	299,011	(13,473)	(178)	(1,144)	(2,761)	(9,390)
Weighted-average fixed rate(3)			3.21%	2.44%	3.24%	4.07%
Forward-starting swaps(4)	31,004	(2,682)	—	—	—	(2,682)
Weighted-average fixed rate(3)			—	—	—	4.96%

Total interest-rate swaps	$583,183	$(15,579)	$7	$(874)	$(2,487)	$(12,225)

Option-based derivatives:
Call swaptions	$128,625	$6,606	$3,315	$712	$1,193	$1,386
Put swaptions	66,475	1,818	55	615	462	686
Other option-based derivatives(5)	44,884	1,388	(4)	—	—	1,392

Total option-based	$239,984	$9,812	$3,366	$1,327	$1,655	$3,464

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted average fixed rate(3)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(4)	22,412	371	—	123	(9)	257
Weighted average fixed rate(3)			—	3.47%	1.88%	4.19%
Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted-average fixed rate(3)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(4)	56,259	(4,009)	—	—	—	(4,009)
Weighted-average fixed rate(3)			—	—	—	4.54%

Total interest-rate swaps	$721,259	$(17,509)	$(136)	$(618)	$(2,033)	$(14,722)

Option-based derivatives:
Call swaptions	$125,885	$8,147	$2,754	$2,661	$1,246	$1,486
Put swaptions	65,975	1,396	136	451	226	583
Other option-based derivatives(5)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	$239,094	$10,993	$2,882	$3,112	$1,471	$3,528

(1)	Fair value is categorized based on the period from March 31, 2011 and December 31, 2010, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily includes purchased interest rate caps and floors.

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

154	Freddie Mac

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

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Based on this evaluation, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 18.6 present our estimates of the fair value of our financial assets and liabilities at March 31, 2011 and December 31, 2010. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

155	Freddie Mac

Table 18.6 — Consolidated Fair Value Balance Sheets

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount(1)	Fair Value	Amount(1)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$34.3	$34.3	$37.0	$37.0
Restricted cash and cash equivalents	6.2	6.2	8.1	8.1
Federal funds sold and securities purchased under agreements to resell	37.8	37.8	46.5	46.5
Investments in securities:
Available-for-sale, at fair value	229.8	229.8	232.6	232.6
Trading, at fair value	61.4	61.4	60.3	60.3

Total investments in securities	291.2	291.2	292.9	292.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,644.6	1,659.0	1,646.2	1,667.5
Unsecuritized mortgage loans	203.2	194.1	198.7	191.5

Total mortgage loans	1,847.8	1,853.1	1,844.9	1,859.0
Derivative assets, net	0.1	0.1	0.1	0.1
Other assets	27.5	32.6	32.3	37.2

Total assets	$2,244.9	$2,255.3	$2,261.8	$2,280.8

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,510.4	$1,564.0	$1,528.7	$1,589.5
Other debt	715.6	729.3	713.9	729.7

Total debt, net	2,226.0	2,293.3	2,242.6	2,319.2
Derivative liabilities, net	0.8	0.8	1.2	1.2
Other liabilities	16.9	17.6	18.4	19.0

Total liabilities	2,243.7	2,311.7	2,262.2	2,339.4

Net assets
Senior preferred stockholders	64.7	64.7	64.2	64.2
Preferred stockholders	14.1	0.9	14.1	0.3
Common stockholders	(77.6)	(122.0)	(78.7)	(123.1)

Total net assets	1.2	(56.4)	(0.4)	(58.6)

Total liabilities and net assets	$2,244.9	$2,255.3	$2,261.8	$2,280.8

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

We report certain assets and liabilities that are not financial instruments (such as property and equipment and REO), as well as certain financial instruments that are not covered by the disclosure requirements in the accounting guidance for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

156	Freddie Mac

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

We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at March 31, 2011 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates involves obtaining dealer quotes on hypothetical securities constructed with collateral from our single-family credit guarantee portfolio. The remaining implied management and guarantee fee relates to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans, or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

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

157	Freddie Mac

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

Other Assets

Our other assets are not financial instruments required to be valued at fair value under the accounting guidance for disclosures about the fair value of financial instruments, such as property and equipment. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets. Certain non-financial assets in other assets on our GAAP consolidated balance sheets are assigned a zero value on our consolidated fair value balance sheets. This treatment is applied to deferred items such as deferred debt issuance costs.

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

Accrued interest receivable is one of the components included within other assets on our consolidated fair value balance sheets. On our GAAP consolidated balance sheets, we reverse accrued but uncollected interest income when a loan is placed on non-accrual status. There is no such reversal performed for the fair value of accrued interest receivable disclosed on our consolidated fair value balance sheets. Rather, the mechanism by which we consider the loan’s non-accrual status is through our internally modeled credit cost component of the loan’s fair value. As a result, there is a difference between the accrued interest receivable GAAP-basis carrying amount and its fair value disclosed on our consolidated fair value balance sheets.

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

158	Freddie Mac

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

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and the sum of total liabilities reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders, the fair value attributable to preferred stockholders.

NOTE 19: LEGAL CONTINGENCIES

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

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

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

159	Freddie Mac

November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed a motion to dismiss the second amended complaint, which motion remains pending.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice Freddie Mac’s motion to dismiss all claims, and allowed the plaintiffs the option to file a new complaint within 60 days.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters

In late 2007 and early 2008, the Board of Directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain current and former officers and directors of Freddie Mac. Collectively, the letters demanded that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages and unjust enrichment from board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct, and implement corporate governance initiatives to ensure that the alleged problems do not recur. Prior to the conservatorship, the Board of Directors formed a Special Litigation Committee, or SLC, to investigate the purported shareholders’ allegations, and engaged counsel for that purpose. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the Board of Directors, including the power to conduct investigations such as the one conducted by the SLC of the prior Board of Directors. The counsel engaged by the former SLC continued the investigation pursuant to instructions from FHFA. As described below, each of these purported shareholders subsequently filed lawsuits against Freddie Mac.

On February 25, 2011, the counsel engaged by the former SLC submitted a report to the Conservator, in which the counsel concluded, among other things, that it “uncovered no evidence sufficient to demonstrate that any of the Company’s current or former officers or directors engaged in willful misconduct, a knowing violation of criminal law or of any federal or state securities law, or any acts from which they derived improper personal benefit, including in connection with the Company’s acceptance and management of credit risk from 2004 through 2007.”

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

160	Freddie Mac

an accounting, restitution, disgorgement, declaratory relief, an order requiring reform and improvement of corporate governance, punitive damages, costs, interest, and attorneys’, accountants’ and experts’ fees.

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the District Court issued an order granting the parties’ consent motion to stay all proceedings, including the deadlines for the defendants to answer or otherwise respond to the complaints, which stay was ultimately extended by the District Court until March 2, 2011. Following the February 25, 2011 SLC counsel report, FHFA filed its status report on March 2, 2011, stating that it intended to file a motion for voluntary dismissal without prejudice, which it did on March 16, 2011. On April 21, 2011, the District Court granted FHFA’s motion for voluntary dismissal.

On June 6, 2008, a purported shareholder, the Esther Sadowsky Testamentary Trust, filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac. Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief, based on allegations that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. The District Court subsequently stayed the case through March 2, 2011. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. On March 4, 2011, the Second Circuit affirmed the District Court’s decision denying Bassman’s motion to intervene and dismissed Bassman’s motion to appeal due to lack of jurisdiction. The Second Circuit issued its mandate to the District Court on April 11, 2011. Following the February 25, 2011 SLC counsel report, FHFA filed its status report with the District Court on March 2, 2011, stating that it intended to file a motion for voluntary dismissal without prejudice, which it did on March 16, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Fannie Mae, Freddie Mac, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Fannie Mae and Freddie Mac committed unfair business practices in violation of California law by asserting that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE, program cannot take priority over a mortgage to be sold to Fannie Mae or Freddie Mac. The lawsuit contends that the PACE programs create liens superior to such mortgages and that, by affirming Fannie Mae and Freddie Mac’s positions, FHFA has violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA. The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper.

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

161	Freddie Mac

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

The defendants have filed motions to dismiss these lawsuits. The courts have entered stipulated orders dismissing the individual officers of Freddie Mac and Fannie Mae from the cases. On December 17, 2010, the judge handling the cases in the Northern District of California requested a position statement from the United States, which was filed on February 8, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Government Investigations and Inquiries

On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure, and corporate governance matters for the period beginning January 1, 2007. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the SEC that it is also conducting an inquiry to determine whether there has been any violation of federal securities laws, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. The SEC staff has also conducted interviews of company employees. Beginning January 23, 2009, the SEC issued subpoenas to Freddie Mac and certain of its employees pursuant to a formal order of investigation. Freddie Mac is cooperating fully in these matters.

Freddie Mac was informed by Donald J. Bisenius, former Executive Vice President — Single Family Credit Guarantee, that on February 10, 2011, he received a “Wells Notice” from the SEC staff in connection with the investigation. The Wells Notice indicates that the staff is considering recommending that the SEC bring civil enforcement action against Mr. Bisenius for possible violations of the federal securities laws and related rules that are alleged to have occurred in 2007 and 2008.

Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a written submission that seeks to persuade the SEC staff that no action should be commenced. Mr. Bisenius has informed the company that he has made such a submission.

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

162	Freddie Mac

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

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. On August 16, 2010, the plaintiffs filed their second amended consolidated complaint against these same defendants. The defendants moved to dismiss the second amended consolidated complaint on September 16, 2010. On October 22, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, again allowing the plaintiffs leave to replead. On November 14, 2010, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

Taylor, Bean & Whitaker Bankruptcy

On August 24, 2009, TBW filed for bankruptcy in the Bankruptcy Court for the Middle District of Florida. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. On or about June 14, 2010, Freddie Mac filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, about $1.15 billion relates to current and projected repurchase obligations and about $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represents miscellaneous costs and expenses incurred in connection with the termination of TBW’s status as a seller/servicer. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million in funds held in bank accounts maintained by TBW related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. We have analyzed the report and, as necessary and appropriate, may revise the amount of our claim.

We estimate that our loss exposure to TBW at March 31, 2011, excluding potential claims by Ocala Funding, LLC discussed below, was approximately $690 million. This estimated exposure has been previously recognized by us through March 31, 2011. However, our ultimate losses could exceed this estimate.

No actions against Freddie Mac related to TBW or Ocala Funding, LLC, which is a wholly-owned subsidiary of TBW, have been initiated in bankruptcy court or elsewhere to recover assets. However, we understand that Ocala or its creditors may file an action to recover certain funds paid to, and loans acquired by, us prior to the TBW bankruptcy. Based on court filings and other information, we understand that Ocala or its creditors may assert fraudulent transfer and possible other claims totaling approximately $840 million against us related to funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts. Ocala may also make claims against us asserting ownership of a large number of loans that we purchased from TBW. We are unable to estimate our loss exposure related to any claim against us concerning such loans.

163	Freddie Mac

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers, directors, and employees. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery in the proceeding has been stayed at the request of the U.S. Department of Justice, pending completion of a criminal trial involving the former chairman and chief executive officer of TBW.

For more information, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers.”

IRS Litigation

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. We continue to seek resolution of the controversy by settlement. For information on this matter, see “NOTE 13: INCOME TAXES.”

NOTE 20: EARNINGS (LOSS) PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting guidance for earnings per share, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three months ended March 31, 2011 and 2010 include the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.

Diluted loss per common share is computed as net loss attributable to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options; and (b) the weighted average of restricted shares and restricted stock units. Such items are included in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic. For a discussion of our significant accounting policies regarding our calculation of earnings per common share, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2010 Annual Report.

Table 20.1 — Loss Per Common Share — Basic and Diluted

	Three Months Ended
	March 31,
	2011	2010
	(dollars in millions,
	except per share amounts)

Net income (loss) attributable to Freddie Mac	$676	$(6,688)
Preferred stock dividends(1)	(1,605)	(1,292)

Net loss attributable to common stockholders	$(929)	$(7,980)

Weighted average common shares outstanding — basic (in thousands)(2)	3,246,985	3,251,295
Dilutive potential common shares (in thousands)	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,246,985	3,251,295

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	4,257	6,277
Basic loss per common share	$(0.29)	$(2.45)
Diluted loss per common share	$(0.29)	$(2.45)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the three months ended March 31, 2011 and 2010 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

164	Freddie Mac

NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS

Table 21.1 below presents the major components of other assets and other liabilities on our consolidated balance sheets.

Table 21.1 — Other Assets and Other Liabilities on Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(in millions)

Other assets:
Guarantee asset	$597	$541
Accounts and other receivables	5,933	8,734
All other	1,533	1,600

Total other assets	$8,063	$10,875

Other liabilities:
Guarantee obligation	$656	$625
Servicer liabilities	4,079	4,456
Accounts payable and accrued expenses	1,662	1,760
All other	1,142	1,257

Total other liabilities	$7,539	$8,098

165	Freddie Mac

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 19: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” section in our 2010 Annual Report, which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Issues related to mortgages recorded through the MERS System could delay or disrupt foreclosure activities and have an adverse effect on our business.

The Mortgage Electronic Registration System, or the MERS® System, is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage finance industry to maintain records of beneficial ownership of mortgages. The MERS System is maintained by MERSCORP, Inc., a privately held company, the shareholders of which include a number of organizations in the mortgage industry, including Freddie Mac, Fannie Mae, and certain seller/servicers, mortgage insurance companies and title insurance companies.

Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., has the ability to serve as a nominee for the owner of a mortgage loan and in that role become the mortgagee of record for the loan in local land records. Freddie Mac seller/servicers may choose to use MERS as a nominee. Approximately 39% of the loans Freddie Mac owns or guarantees were registered in MERS’ name as of March 31, 2011; the beneficial ownership and the ownership of the servicing rights related to those loans are tracked in the MERS System.

In the past, Freddie Mac servicers have had the option of initiating foreclosure in MERS’ name. However, on March 8, 2011, MERS proposed changes to its membership rules, whereby MERS would no longer permit foreclosures to be initiated in its name. On March 23, 2011, we informed our servicers that they no longer may initiate foreclosure in MERS’ name for those mortgages registered with MERS that are referred to foreclosure on or after April 1, 2011. Henceforth, foreclosure of mortgages owned or guaranteed by us for which MERS serves as nominee will be accomplished by MERS assigning the record ownership of the mortgage to the servicer, which will initiate foreclosure in its own name. Many of our servicers were following this procedure before the March 23 announcement.

MERS has also been the subject of numerous lawsuits challenging foreclosures on mortgages for which MERS is mortgagee of record as nominee for the beneficial owner. It is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action related to MERS, could delay or disrupt foreclosure of mortgages that are registered on the MERS System. Publicity concerning regulatory or judicial decisions, even if such decisions were not adverse, or MERS-related concerns about the integrity of the assignment process, could adversely affect the mortgage industry and negatively impact public confidence in the foreclosure process, which could lead to legislative or regulatory action. Because MERS often executes legal documents in connection with foreclosure proceedings, it is possible that investigations by governmental authorities and others into deficiencies in foreclosure practices may negatively impact MERS and the MERS System.

Federal or state legislation or regulatory action could prevent us from using the MERS System for mortgages that we currently own, guarantee and securitize, and for mortgages acquired in the future, or could create additional requirements for the transfer of mortgages that could affect the process for and costs of acquiring, transferring, servicing, and foreclosing mortgages. Such legislation or regulatory action could increase our costs or otherwise adversely affect our business. For example, we could be required to transfer mortgages out of the MERS System. There is also uncertainty regarding the extent to which seller/servicers will choose to use the MERS System in the future.

Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose legal, operational and reputational risks for us. We cannot predict the impact that such events or actions may have on our business. On April 13, 2011, the Comptroller of the Currency, the Federal Reserve, the FDIC, the Office of Thrift Supervision and FHFA entered into a consent order with MERS and MERSCORP, Inc. that requires MERS and MERSCORP, Inc. to, among other things, create and submit plans to ensure that MERS and MERSCORP, Inc. are: (a) operated in a safe and sound manner and have adequate financial strength and staff; (b) improve communications with MERSCORP, Inc. shareholders and members; (c) intensify the monitoring of and

166	Freddie Mac

response to litigation; and (d) establish processes to ensure data quality and strengthen certain aspects of corporate governance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following our entry into conservatorship, we suspended the operation of and ceased making grants under equity compensation plans. Previously, we had provided equity compensation under those plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.

No stock options were exercised during the three months ended March 31, 2011. However, restrictions lapsed on 792,372 restricted stock units.

See “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report for more information.

Dividend Restrictions

Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividends and Dividend Restrictions” in our 2010 Annual Report.

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

Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we are not required to and do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars (or supplements thereto) that we post on our web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in an offering circular posted on our web site, the document will be posted on our web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

The web site address for disclosure about our debt securities, other than debt securities of consolidated trusts, is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities.

Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

167	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: May 4, 2011

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2011

168	Freddie Mac

GLOSSARY

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

CME securitization program — Freddie Mac Capital Markets Executionsm — A multifamily mortgage securitization program in which we purchase loans pre-designated for securitization through an Other Guarantee Transaction.

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

Conservator — The Federal Housing Finance Agency, acting in its capacity as conservator of Freddie Mac.

Convexity — A measure of how much a financial instrument’s duration changes as interest rates change.

169	Freddie Mac

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

Duration gap — One of our primary interest-rate risk measures. Duration gap is a measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities. We present the duration gap of our financial instruments in units expressed as months. A duration gap of zero implies that the change in value of our interest rate sensitive assets from an instantaneous change in interest rates would be expected to be accompanied by an equal and offsetting change in the value of our debt and derivatives, thus leaving the net fair value of equity unchanged.

Effective rent — The average rent paid by the tenant over the term of a lease. Does not include discounts for concessions, or premiums, such as for non-standard lease terms.

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

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

170	Freddie Mac

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with loans guaranteed by us or Fannie Mae refinance into loans with more affordable monthly payments and/or fixed-rate terms and is available until June 2012. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. The relief refinance initiative is our implementation of HARP for our loans.

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

171	Freddie Mac

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

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations

MHA Program — Making Home Affordable Program — Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Obama Administration in February 2009. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes HARP and HAMP.

Monolines — Companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets.

Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and single-family and multifamily mortgage loans. The size of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to the January 1, 2010 change in accounting guidance related to transfers of financial assets and consolidation of VIEs. Accordingly, for purposes of the portfolio limit, when PCs and certain Other Guarantee Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt.

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

OFHEO — Office of Federal Housing Enterprise Oversight

Option ARM loan — Mortgage loans that permit a variety of repayment options, including minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. For our non-agency mortgage-related securities that are backed by option ARM loans, we categorize

172	Freddie Mac

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

Pension Plan — Employees’ Pension Plan

PMVS — Portfolio Market Value Sensitivity — One of our primary interest-rate risk measures. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.

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

Relief refinance mortgage — A single-family mortgage loan delivered to us for purchase or guarantee that meets the criteria of the Freddie Mac Relief Refinance Mortgagesm initiative. This initiative is our implementation of HARP for our loans. Although HARP is targeted at borrowers with current LTV ratios above 80% (and up to a maximum of 125%), our initiative also allows borrowers with LTV ratios below 80% to participate.

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

173	Freddie Mac

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

Treasury — U.S. Department of the Treasury

174	Freddie Mac

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

175	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 25, 2011
10.1
Officer Severance Policy, dated January 24, 2011 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on February 24, 2011)

10.2	Officer Severance Policy, dated April 11, 2011
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-1	Freddie Mac