Form 10-Q
period 2011-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2011-08-08
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

As of July 22, 2011, there were 649,709,893 shares of the registrant’s common stock outstanding.

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

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS,” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our 2010 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2011; and (b) the “BUSINESS” section of our 2010 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2011 included in “FINANCIAL STATEMENTS,” and our 2010 Annual Report.

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

Summary of Financial Results

Our financial performance in the second quarter of 2011 was impacted by the ongoing weakness in the economy, including the mortgage market. Our total comprehensive income (loss) was $(1.1) billion and $(430) million for the second quarters of 2011 and 2010, respectively, consisting of: (a) $(2.1) billion and $(4.7) billion of net income (loss), respectively; and (b) $1.0 billion and $4.3 billion of total other comprehensive income, respectively.

Our total equity (deficit) was $(1.5) billion at June 30, 2011, resulting from several contributing factors including our dividend payment of $1.6 billion on our senior preferred stock on June 30, 2011 and our total comprehensive income (loss) of $(1.1) billion for the second quarter of 2011. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $1.5 billion. Following receipt of the draw, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $66.2 billion.

Our Primary Business Objectives

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP, and through our non-HAMP workout initiatives; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency. Our business objectives reflect, in part, direction we have received from the Conservator. We also have a variety of different, and potentially competing,

1	Freddie Mac

objectives based on our charter, public statements from Treasury and FHFA officials, and other guidance and directives from our Conservator. For more information, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business” in our 2010 Annual Report.

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage which historically has represented the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the second quarter of 2011.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have pulled out, as evidenced by the events of the last three years.

During the three and six months ended June 30, 2011, we guaranteed $62.2 billion and $157.9 billion in UPB of single-family conforming mortgage loans, respectively, representing more than 275,000 and 709,000 borrowers, respectively, who purchased homes or refinanced their mortgages.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers and homeowners lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that prior to 2007 the average effective interest rates on conforming single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, we estimate that interest rates on conforming loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In June 2011, we estimate that borrowers were paying an average of 48 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

Reducing Foreclosures and Keeping Families in Homes

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives during the last few years to help eligible borrowers keep their homes or avoid foreclosure, including our relief refinance mortgage initiative, which is our implementation of HARP. In the first half of 2011, we helped more than 116,000 borrowers either stay in their homes or sell their properties and avoid foreclosure through HAMP and our various other workout initiatives. Table 1 presents our recent single-family loan workout activities.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010
	(number of loans)

Loan modifications	31,049	35,158	37,203	39,284	49,562
Repayment plans	7,981	9,099	7,964	7,030	7,455
Forbearance agreements(2)	3,709	7,678	5,945	6,976	12,815
Short sales and deed-in-lieu transactions	11,038	10,706	12,097	10,472	9,542

Total single-family loan workouts	53,777	62,641	63,209	63,762	79,374

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

2	Freddie Mac

We continue to execute a high volume of loan workouts. Highlights of these efforts include the following:

•	We completed 53,777 single-family loan workouts during the second quarter of 2011, including 31,049 loan modifications and 11,038 short sales and deed-in-lieu transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 134,282 loan modifications under HAMP from the introduction of the initiative in 2009 through June 30, 2011 and, as of June 30, 2011, 16,106 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

We continue to directly assist troubled borrowers through outreach and other efforts. In addition, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae. This servicing alignment initiative will result in consistent processes for both HAMP and non-HAMP workout solutions, and will be implemented over the course of 2011 and into 2012. As part of this initiative, we will implement a new non-HAMP loan modification process that, similar to the HAMP process, will require borrowers to complete a three month trial period. We believe that the servicing alignment initiative, which will establish a uniform framework and requirements for servicing non-performing loans owned or guaranteed by us and Fannie Mae, will ultimately change the way servicers communicate and work with troubled borrowers, bring greater consistency and accountability to the servicing industry, and help more distressed homeowners avoid foreclosure. For information on changes to mortgage servicing and foreclosure practices that could adversely affect our business, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

For more information about HAMP, other loan workout programs, our relief refinance mortgage initiative, and other initiatives to help eligible borrowers keep their homes or avoid foreclosure, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — MHA Program” and “— Single-Family Loan Workouts.”

Minimizing Credit Losses

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure.

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the increasingly lengthy foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

We have contractual arrangements with our seller/servicers under which they agree to provide us with mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include requiring the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. As of June 30, 2011, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.1 billion, and approximately 43% of these requests were outstanding for more than four months since issuance of our initial repurchase request. The amount we expect to collect on the outstanding requests is significantly less than the UPB amount primarily because many of these requests will likely be satisfied by reimbursement of our realized losses by seller/servicers, or may be rescinded in the course of the contractual appeals process. We continue to review loans and pursue our rights to issue repurchase requests to our counterparties, as appropriate. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers” for further information on our agreements with our seller/servicers.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, at the borrower’s expense, for certain mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $0.7 billion and $1.3 billion in the three and six months ended June 30, 2011, respectively, which helped to mitigate our credit losses. We believe that in addition to Triad Guaranty Insurance Corp., or Triad (as discussed below), certain of our other mortgage insurance counterparties

3	Freddie Mac

may lack sufficient ability to fully meet all of their expected lifetime claims paying obligations to us over the long term as such claims emerge. However, we evaluate the near term recovery from insurance policies for mortgage loans that we hold on our consolidated balance sheet as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. Based upon currently available information, we believe that all of our mortgage insurance counterparties, except for Triad, have the capacity to pay all claims as they become due in the normal course for the near term.

Maintaining the Credit Quality of New Loan Purchases and Guarantees

We continue to focus on maintaining credit policies, including our underwriting guidelines, that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income, over the long-term, that exceeds our expected credit-related and administrative expenses on such loans.

As of June 30, 2011 and December 31, 2010, approximately 46% and 39%, respectively, of our single-family credit guarantee portfolio consisted of mortgage loans originated after 2008. Loans in our single-family credit guarantee portfolio originated after 2008 have experienced lower serious delinquency trends in the early years of their terms than loans originated in 2005 through 2008.

The credit quality of the single-family loans we acquired in the first half of 2011 (excluding relief refinance mortgages, which represented approximately 28% of our single family purchase volume during the first half of 2011) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 is primarily the result of the combination of: (a) changes in our credit policies, including changes in our underwriting guidelines; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Approximately 93% of our single-family purchase volume in the first half of 2011 consisted of fixed-rate amortizing mortgages. Approximately 70% and 79% of our single-family purchase volume in the three and six months ended June 30, 2011, respectively, was refinance mortgages, including approximately 26% and 28%, respectively, that were relief refinance mortgages, based on UPB. Relief refinance mortgages with LTV ratios above 80% may not perform as well as other refinance mortgages over time due, in part, to the continued high LTV ratios of these loans. Approximately 14% of our single-family purchase volume in the first half of 2011 was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages comprised approximately 10% and 7% of the UPB in our total single-family credit guarantee portfolio at June 30, 2011 and December 31, 2010, respectively.

Table 2 presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at June 30, 2011.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At June 30, 2011
					Current	Serious
	% of	Average	Original	Current	LTV Ratio	Delinquency
	Portfolio	Credit Score(2)(3)	LTV Ratio(3)	LTV Ratio(3)(4)	>100%	Rate(3)(5)

Year of Origination
2011	6%	751	71%	70%	5%	0.01%
2010	20	755	70	71	5	0.12
2009	20	755	68	72	5	0.34
2008	8	727	74	90	32	4.94
2007	10	706	77	110	58	11.04
2006	8	711	75	109	54	10.28
2005	9	717	73	95	36	6.01
2004 and prior	19	721	71	60	9	2.49

Total	100%	734	71	79	20	3.50

(1)	Based on the single-family credit guarantee portfolio, which totaled $1,805 billion at June 30, 2011, and includes relief refinance mortgage loans.
(2)	Based on FICO credit score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at June 30, 2011. Excludes $11 billion in UPB of loans where the FICO scores at origination were not available at June 30, 2011.
(3)	Calculated based on the loans remaining in the portfolio as of June 30, 2011, rather than all loans originally guaranteed by us and originated in the respective year.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

Mortgages originated after 2008 represent an increasingly large proportion of our single-family credit guarantee portfolio, as the amount of older vintages in the portfolio, which have a higher composition of loans with higher-risk

4	Freddie Mac

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

Strengthening Our Infrastructure and Improving Overall Efficiency

We are working with our Conservator to both enhance the value of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. As such, we are investing considerable resources in an effort to improve our existing systems infrastructure. This effort will likely take several years to fully implement and focuses on making significant improvements to our systems infrastructure in order to: (a) comply with FHFA- and regulatory-mandated initiatives; (b) improve risk management; (c) enhance the service we provide to our customers; and (d) improve operational efficiency. At the end of this effort, we expect to have an infrastructure in place that is more efficient, flexible and well-controlled, which will assist us in our continued efforts to serve the mortgage market and reduce administrative expenses and other costs.

We continue to actively monitor our general and administrative expenses, while also continuing to focus on retaining key talent. Our general and administrative expenses declined in the first half of 2011 compared to the first half of 2010.

Single-Family Credit Guarantee Portfolio

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs, and REO operations income (expense), net of recoveries, and our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $66.9 billion, and have recorded an additional $4.5 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus have not been provisioned for, we believe that, as of June 30, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

5	Freddie Mac

The UPB of our single-family credit guarantee portfolio declined slightly during the first half of 2011, since the amount of liquidations exceeded new loan purchase and guarantee activity. Table 3 provides certain credit statistics for our single-family credit guarantee portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010

Payment status —
One month past due	1.92%	1.75%	2.07%	2.11%	2.02%
Two months past due	0.67%	0.65%	0.78%	0.80%	0.77%
Seriously delinquent(1)	3.50%	3.63%	3.84%	3.80%	3.96%
Non-performing loans (in millions)(2)	$114,819	$115,083	$115,478	$112,746	$111,758
Single-family loan loss reserve (in millions)(3)	$38,390	$38,558	$39,098	$37,665	$37,384
REO inventory (in properties)	60,599	65,159	72,079	74,897	62,178
REO assets, net carrying value (in millions)	$5,834	$6,261	$6,961	$7,420	$6,228

	For the Three Months Ended
	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010
	(in units, unless noted)

Seriously delinquent loan additions(1)	87,813	97,646	113,235	115,359	123,175
Loan modifications(4)	31,049	35,158	37,203	39,284	49,562
Foreclosure starts ratio(5)	0.55%	0.58%	0.73%	0.75%	0.61%
REO acquisitions	24,788	24,707	23,771	39,053	34,662
REO disposition severity ratio:(6)
California	44.9%	44.5%	43.9%	41.9%	42.0%
Arizona	51.3%	50.8%	49.5%	46.6%	44.3%
Florida	52.7%	54.8%	53.0%	54.9%	53.8%
Nevada	55.4%	53.1%	53.1%	51.6%	49.4%
Michigan	48.5%	48.3%	49.7%	49.2%	47.2%
Total U.S.	41.7%	43.0%	41.3%	41.5%	39.2%
Single-family credit losses (in millions)	$3,106	$3,226	$3,086	$4,216	$3,851

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of June 30, 2011 and December 31, 2010, approximately $36.2 billion and $26.6 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the single-family credit guarantee portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

The number of seriously delinquent loan additions has continued to decline; however, our single-family credit guarantee portfolio continued to experience a high level of serious delinquencies and foreclosures in the first half of 2011 as compared to our historical experience. Several factors, including delays in foreclosure due to concerns about the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. As of June 30, 2011 and December 31, 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 72% and 66%, respectively. The UPB of our non-performing loans declined in the first half of 2011. However, the credit losses and loan loss reserve associated with our single-family credit guarantee portfolio remained elevated in the first half of 2011, due in part to:

•	Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to our continued efforts to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain high even if the volume of new serious delinquencies continues to decline.

6	Freddie Mac

•	Continued negative impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•	Cumulative declines in national home prices during the last five years, based on our own index, which resulted in continued high REO disposition severity ratios on our dispositions of REO inventory.

Our REO inventory (measured in number of properties) declined in each of the last three quarters due to an increase in the volume of REO dispositions and temporary slowdowns in REO acquisition volume. Dispositions of REO increased 26% in the first half of 2011 compared to the first half of 2010, based on the number of properties sold. We believe our single-family REO acquisition volume and single-family credit losses beginning in the fourth quarter of 2010 have been less than they otherwise would have been due to delays in the single-family foreclosure process. See “Mortgage Market and Economic Conditions — Delays in the Foreclosure Process for Single-Family Mortgages” for further information.

Conservatorship and Government Support for our Business

We have been operating under conservatorship, with FHFA acting as our conservator, since September 6, 2008. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition, and results of operations.

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

To address our net worth deficit of $1.5 billion at June 30, 2011, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $1.5 billion. FHFA will request that we receive these funds by September 30, 2011. Upon funding of the draw request: (a) our aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $66.2 billion; and (b) the corresponding annual cash dividend owed to Treasury will increase to $6.6 billion.

We pay cash dividends to Treasury at an annual rate of 10%. Through June 30, 2011, we paid aggregate cash dividends to Treasury of $13.2 billion, an amount equal to 21% of our aggregate draws received under the Purchase Agreement. As of June 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods, even if our operating performance generates net income or comprehensive income.

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

On August 5, 2011, S&P lowered the long-term credit rating of the U.S. government to “AA+” from “AAA” and assigned a negative outlook to the rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. This could adversely affect our liquidity and the supply and cost of debt financing available to us. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Credit Ratings.”

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For information on conservatorship, the Purchase Agreement, and the impact of credit ratings, see “BUSINESS — Conservatorship and Related Matters” in our 2010 Annual Report and “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government” and “— If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership.”

7	Freddie Mac

Consolidated Financial Results

Net loss was $(2.1) billion and $(4.7) billion for the second quarters of 2011 and 2010, respectively. Key highlights of our financial results include:

•	Net interest income for the second quarter of 2011 increased to $4.6 billion from $4.1 billion in the second quarter of 2010, mainly due to lower funding costs, partially offset by a decline in the average balances of mortgage-related securities.

•	Provision for credit losses for the second quarter of 2011 decreased to $2.5 billion, compared to $5.0 billion for the second quarter of 2010. The provision for credit losses in the second quarter of 2011 primarily reflects a decline in the rate at which delinquent loans transition into serious delinquency. The provision for credit losses in the second quarter of 2010 reflected a higher volume of seriously delinquent loan additions and loan modifications that were classified as TDRs.

•	Non-interest income (loss) was $(3.9) billion for the second quarter of 2011, compared to $(3.6) billion for the second quarter of 2010 largely due to derivative losses in both periods.

•	Non-interest expense was $546 million and $479 million in the second quarters of 2011 and 2010, respectively, and reflects increased REO operations expense, partially offset by a decline in administrative expenses in the second quarter of 2011, compared to the second quarter of 2010.

•	Total comprehensive income (loss) was $(1.1) billion for the second quarter of 2011 compared to $(430) million for the second quarter of 2010. Total comprehensive income (loss) for the second quarter of 2011 reflects the $(2.1) billion net loss, partially offset by the $1.0 billion total other comprehensive income, primarily resulting from improved fair values on available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The housing market experienced continued challenges during the second quarter of 2011 due primarily to continued weakness in the employment market and a large number of distressed property sales. The U.S. real gross domestic product rose by 1.3% on an annualized basis during the second quarter of 2011, compared to 0.4% during the first quarter of 2011, according to the Bureau of Economic Analysis estimates. The national unemployment rate rose to 9.2% in June 2011, compared to 8.8% in March 2011, based on data from the U.S. Bureau of Labor Statistics.

Single-Family Housing Market

We believe the overall number of potential home buyers in the market combined with the volume of homes offered for sale will determine the direction of home prices. Within the industry, existing home sales are important for assessing the rate at which the mortgage market might absorb the inventory of listed, but unsold, homes in the U.S. (including listed REO properties). Additionally, we believe new home sales can be an indicator of certain economic trends, such as the potential for growth in gross domestic product and total U.S. mortgage debt outstanding. Sales of existing homes in the second quarter of 2011 averaged 4.86 million (at a seasonally adjusted annual rate), a decline of 5% from an average seasonally adjusted annual rate of 5.14 million in the first quarter of 2011. New home sales in the second quarter of 2011 averaged 315,000 homes (at a seasonally adjusted annual rate) increasing approximately 5% from an average seasonally adjusted annual rate of approximately 300,000 homes in the first quarter of 2011.

We estimate that home prices (on a non-seasonally adjusted basis) decreased 0.2% nationwide during the first half of 2011, which includes a 2.1% increase in the second quarter of 2011. Seasonal factors typically result in stronger house-price appreciation during the second quarter. We estimate that seasonally adjusted home prices were approximately flat during the second quarter. These estimates are based on our own index of mortgage loans in our single-family credit guarantee portfolio. Other indexes of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the second quarter of 2011. This improvement continues a trend of favorable movements in key indicators such as vacancy rates and effective rents. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. These improving fundamentals and perceived optimism about demand for multifamily housing have helped improve property

8	Freddie Mac

values in most markets. However, the broader economy continues to be challenged by persistently high unemployment, which has delayed a more complete economic recovery.

Delays in the Foreclosure Process for Single-Family Mortgages

In the fall of 2010, several large single-family seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. As a result, a number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in the latter part of 2010 in certain states in which they do business, and we temporarily suspended certain REO sales in November 2010. During the first quarter of 2011, we fully resumed marketing and sales of REO properties. While the larger servicers generally resumed foreclosure proceedings in the first quarter of 2011, we have continued to experience significant delays in the foreclosure process for single-family mortgages in the second quarter of 2011, as compared to before these issues arose, particularly in states that require a judicial foreclosure process. More recently, regulatory developments impacting mortgage servicing and foreclosure practices have contributed to these delays. These delays have caused the volume of our single-family REO acquisitions in the first half of 2011 to be less than it otherwise would have been. We expect these delays in the foreclosure process will likely continue at least through the remainder of 2011. We generally refer to these issues as the concerns about the foreclosure process. For information on recent regulatory developments affecting foreclosures, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

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

Overview

We continue to expect key macroeconomic drivers of the economy — such as income growth, employment, and inflation — will affect the performance of the housing and mortgage markets in the remainder of 2011. The economy is expected to continue to generate new jobs and rising incomes, which will help in continuing the gradual recovery in housing activity. However, the weak payroll employment growth during the second quarter and accompanying rise in the unemployment rate weakens near-term demand for housing. Further, consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely be more cautious in home buying. We also expect rates on fixed-rate single-family mortgages to be slightly higher in the second half of 2011, as stronger GDP growth and labor market improvements generate higher demand for credit and mitigate deflationary pressures. Lastly, many large financial institutions experienced temporary delays in the foreclosure process for single-family loans late in 2010 and early in 2011. To the extent a large inventory of loans completes the foreclosure process, such an increase in REO inventory could have a negative impact on the housing market.

Our expectation for home prices, based on our own index, is that national average home prices will continue to remain volatile and will likely decline over the near term before a long-term recovery in housing begins, due to, among other factors: (a) our expectation for a sustained volume of distressed sales, which include short sales and sales by financial institutions of their REO properties; and (b) the likelihood that unemployment rates will remain high.

Single-Family

We expect our credit losses will likely remain elevated in the second half of 2011. This is in part due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their home is currently worth, as well as the substantial inventory of seriously delinquent loans. For the near term, we also expect:

•	REO disposition severity ratios to remain relatively high, as market conditions, such as home prices and the rate of home sales, continue to remain weak;

•	non-performing assets, which include loans deemed TDRs, to continue to remain high;

9	Freddie Mac

•	the volume of loan workouts to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines, which may result in a continued high loan loss reserve balance in the near term and increases in charge-offs in future periods.

Multifamily

The most recent data available continues to reflect improving national apartment fundamentals, including vacancy rates and effective rents. However, some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee many nonperforming loans, and loans that we believe are at risk of default, in these states. Our delinquency rates have historically been a lagging indicator and, as a result, we expect to continue to experience delinquencies in the remainder of 2011, consistent with our experience in the first half of 2011.

In addition, as more market participants re-emerged in the multifamily market during the first half of 2011, increased competition from other institutional investors could negatively impact our future purchase volumes as well as the pricing and credit quality of newly originated loans for the remainder of 2011.

Long-Term Financial Sustainability

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will regularly generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury waived the fee for the first three quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the quarterly commitment fee has not yet been established and could be substantial. As a result of these factors, there is uncertainty as to our long-term financial sustainability.

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

There is also significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Obama Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations. As discussed below in “Legislative and Regulatory Developments,” on February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market.

Limits on Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC trusts. FHFA has also indicated that the portfolio reduction targets under the Purchase Agreement and FHFA regulation should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, consistent with FHFA guidance, safety and soundness and the goal of conserving and preserving assets.

Table 4 presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

10	Freddie Mac

Table 4 — Mortgage-Related Investments Portfolio(1)

	June 30, 2011	December 31, 2010
	(in millions)

Investments segment — Mortgage investments portfolio	$477,196	$481,677
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	64,744	69,766
Multifamily segment — Mortgage investments portfolio	143,093	145,431

Total mortgage-related investments portfolio	$685,033	$696,874

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment.

The UPB of our mortgage-related investments portfolio declined from December 31, 2010 to June 30, 2011, primarily due to liquidations, partially offset by the purchase of $25.2 billion of seriously delinquent loans from PC trusts.

Our mortgage-related investments portfolio includes assets that are less liquid than agency securities, including unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 35% of the UPB of the portfolio at June 30, 2011. Our mortgage-related investments portfolio also includes illiquid assets, including unsecuritized seriously delinquent and modified single-family mortgage loans, which we purchased from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 22% of the UPB of the portfolio at June 30, 2011.

We disclose our mortgage assets on the basis used to determine the cap under the caption “Mortgage-Related Investments Portfolio — Ending Balance” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

We are providing our web site addresses here and elsewhere in this Form 10-Q solely for your information. Information appearing on our web site is not incorporated into this Form 10-Q.

Legislative and Regulatory Developments

A number of bills have been introduced in Congress that would bring about changes in Freddie Mac and Fannie Mae’s business model. In addition, on February 11, 2011, the Obama Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, and states that the Obama Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

See “LEGISLATIVE AND REGULATORY MATTERS” for information on the Obama Administration’s February 2011 report, recent developments in GSE reform legislation, recently initiated rulemakings under the Dodd-Frank Act, and other regulatory developments.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three and six months ended June 30, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions, except share-related amounts)

Statements of Income and Comprehensive Income Data
Net interest income	$4,561	$4,136	$9,101	$8,261
Provision for credit losses	(2,529)	(5,029)	(4,518)	(10,425)
Non-interest income (loss)	(3,857)	(3,627)	(5,109)	(8,481)
Non-interest expense	(546)	(479)	(1,243)	(1,146)
Net loss attributable to Freddie Mac	(2,139)	(4,713)	(1,463)	(11,401)
Total comprehensive income (loss) attributable to Freddie Mac	(1,100)	(430)	1,640	(2,310)
Net loss attributable to common stockholders	(3,756)	(6,009)	(4,685)	(13,989)
Loss per common share:
Basic	(1.16)	(1.85)	(1.44)	(4.30)
Diluted	(1.16)	(1.85)	(1.44)	(4.30)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,244,967	3,249,198	3,245,970	3,250,241
Diluted	3,244,967	3,249,198	3,245,970	3,250,241

			June 30, 2011	December 31, 2010
			(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,634,773	$1,646,172
Total assets			2,195,795	2,261,780
Debt securities of consolidated trusts held by third parties			1,499,036	1,528,648
Other debt			681,087	713,940
All other liabilities			17,150	19,593
Total stockholders’ equity (deficit)			(1,478)	(401)
Portfolio Balances(3)
Mortgage-related investments portfolio			$685,033	$696,874
Total Freddie Mac Mortgage-Related Securities(4)			1,681,985	1,712,918
Total mortgage portfolio(5)			2,128,659	2,164,859
Non-performing assets(6)			123,861	125,405

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Ratios(7)
Return on average assets(8)(11)	(0.4)%	(0.8)%	(0.1)%	(1.0)%
Non-performing assets ratio(9)	6.4	6.0	6.4	6.0
Equity to assets ratio(10)(11)	0.0	(0.3)	0.0	(0.2)

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report for information regarding our accounting policies.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 26 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Segment Mortgage Portfolio Composition” for the composition of our total mortgage portfolio.
(6)	See “Table 43 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	To calculate the simple averages for the six months ended June 30, 2010, the beginning balances of total assets, and total Freddie Mac stockholders’ equity are based on the January 1, 2010 balances included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” in our 2010 Annual Report, so that both the beginning and ending balances reflect changes in accounting principles.

12	Freddie Mac

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations.

Table 5 — Summary Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Net interest income	$4,561	$4,136	$9,101	$8,261
Provision for credit losses	(2,529)	(5,029)	(4,518)	(10,425)

Net interest income (loss) after provision for credit losses	2,032	(893)	4,583	(2,164)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(125)	4	98	(94)
Gains (losses) on retirement of other debt	3	(141)	15	(179)
Gains (losses) on debt recorded at fair value	(37)	544	(118)	891
Derivative gains (losses)	(3,807)	(3,838)	(4,234)	(8,523)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(230)	(114)	(1,284)	(531)
Portion of other-than-temporary impairment recognized in AOCI	(122)	(314)	(261)	(407)

Net impairment of available-for-sale securities recognized in earnings	(352)	(428)	(1,545)	(938)
Other gains (losses) on investment securities recognized in earnings	209	(257)	89	(673)
Other income	252	489	586	1,035

Total non-interest income (loss)	(3,857)	(3,627)	(5,109)	(8,481)

Non-interest expense:
Administrative expenses	(384)	(404)	(745)	(809)
REO operations (expense) income	(27)	40	(284)	(119)
Other expenses	(135)	(115)	(214)	(218)

Total non-interest expense	(546)	(479)	(1,243)	(1,146)

Loss before income tax benefit	(2,371)	(4,999)	(1,769)	(11,791)
Income tax benefit	232	286	306	389

Net loss	(2,139)	(4,713)	(1,463)	(11,402)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	903	4,097	2,844	8,743
Changes in unrealized gains (losses) related to cash flow hedge relationships	135	184	267	356
Changes in defined benefit plans	1	2	(8)	(8)

Total other comprehensive income, net of taxes and reclassification adjustments	1,039	4,283	3,103	9,091

Comprehensive income (loss)	(1,100)	(430)	1,640	(2,311)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$(1,100)	$(430)	$1,640	$(2,310)

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

13	Freddie Mac

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$33,660	$10	0.12%	$45,879	$18	0.15%
Federal funds sold and securities purchased under agreements to resell	32,227	8	0.09	37,238	16	0.18
Mortgage-related securities:
Mortgage-related securities(3)	450,575	5,215	4.63	540,380	6,432	4.76
Extinguishment of PCs held by Freddie Mac	(166,318)	(1,966)	(4.73)	(220,350)	(2,913)	(5.29)

Total mortgage-related securities, net	284,257	3,249	4.57	320,030	3,519	4.40

Non-mortgage-related securities(3)	26,078	26	0.39	32,571	55	0.67
Mortgage loans held by consolidated trusts(4)	1,643,680	19,782	4.81	1,729,618	22,114	5.11
Unsecuritized mortgage loans(4)	242,471	2,274	3.75	212,919	2,179	4.09

Total interest-earning assets	$2,262,373	$25,349	4.48	$2,378,255	$27,901	4.69

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,656,150	$(19,227)	(4.64)	$1,739,519	$(21,961)	(5.05)
Extinguishment of PCs held by Freddie Mac	(166,318)	1,966	4.73	(220,350)	2,913	5.29

Total debt securities of consolidated trusts held by third parties	1,489,832	(17,261)	(4.63)	1,519,169	(19,048)	(5.02)
Other debt:
Short-term debt	194,153	(95)	(0.19)	226,624	(137)	(0.24)
Long-term debt(5)	500,587	(3,238)	(2.59)	561,353	(4,331)	(3.08)

Total other debt	694,740	(3,333)	(1.92)	787,977	(4,468)	(2.27)

Total interest-bearing liabilities	2,184,572	(20,594)	(3.77)	2,307,146	(23,516)	(4.08)
Income (expense) related to derivatives(6)	—	(194)	(0.03)	—	(249)	(0.04)
Impact of net non-interest-bearing funding	77,801	—	0.13	71,109	—	0.13

Total funding of interest-earning assets	$2,262,373	$(20,788)	(3.67)	$2,378,255	$(23,765)	(3.99)

Net interest income/yield		$4,561	0.81		$4,136	0.70

	Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$35,611	$26	0.14%	$56,426	$35	0.12%
Federal funds sold and securities purchased under agreements to resell	40,044	26	0.13	44,441	32	0.14
Mortgage-related securities:
Mortgage-related securities(3)	453,773	10,531	4.64	566,946	13,711	4.84
Extinguishment of PCs held by Freddie Mac	(166,923)	(4,029)	(4.83)	(238,651)	(6,354)	(5.32)

Total mortgage-related securities, net	286,850	6,502	4.53	328,295	7,357	4.48

Non-mortgage-related securities(3)	27,694	56	0.40	26,380	116	0.88
Mortgage loans held by consolidated trusts(4)	1,647,123	39,846	4.84	1,758,473	44,846	5.10
Unsecuritized mortgage loans(4)	241,514	4,608	3.82	186,350	4,140	4.44

Total interest-earning assets	$2,278,836	$51,064	4.48	$2,400,365	$56,526	4.71

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,660,879	$(38,693)	(4.66)	$1,770,522	$(45,045)	(5.09)
Extinguishment of PCs held by Freddie Mac	(166,923)	4,029	4.83	(238,651)	6,354	5.32

Total debt securities of consolidated trusts held by third parties	1,493,956	(34,664)	(4.64)	1,531,871	(38,691)	(5.05)
Other debt:
Short-term debt	194,488	(210)	(0.21)	234,781	(278)	(0.24)
Long-term debt(5)	509,310	(6,688)	(2.63)	559,130	(8,789)	(3.14)

Total other debt	703,798	(6,898)	(1.96)	793,911	(9,067)	(2.28)

Total interest-bearing liabilities	2,197,754	(41,562)	(3.78)	2,325,782	(47,758)	(4.11)
Income (expense) related to derivatives(6)	—	(401)	(0.04)	—	(507)	(0.04)
Impact of net non-interest-bearing funding	81,082	—	0.14	74,583	—	0.13

Total funding of interest-earning assets	$2,278,836	$(41,963)	(3.68)	$2,400,365	$(48,265)	(4.02)

Net interest income/yield		$9,101	0.80		$8,261	0.69

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

14	Freddie Mac

Net interest income increased $425 million and $840 million during the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. Net interest yield increased 11 basis points during both the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. The primary driver underlying the increases was lower funding costs from the replacement of debt at lower rates. In addition, the increases in net interest income and net interest yield for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 were partially driven by the impact of a change in practice announced in February 2010 to purchase substantially all 120 day delinquent loans from PC trusts, as the average funding rate of the other debt used to purchase such loans from PC trusts is significantly less than the average funding rate of the debt securities of consolidated trusts held by third parties. These factors were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

Interest income that we did not recognize related to non-performing loans, which we refer to as foregone interest income, includes interest income not recognized due to interest rate concessions granted on certain modified loans. Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $1.0 billion and $2.0 billion during the three and six months ended June 30, 2011, respectively, compared to $1.3 billion and $2.4 billion during the three and six months ended June 30, 2010, respectively, primarily due to the decreased volume of non-performing loans on nonaccrual status.

During the three and six months ended June 30, 2011, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Provision for Credit Losses

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $66.9 billion, and have recorded an additional $4.5 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of June 30, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses was $2.5 billion for the second quarter of 2011 compared to $5.0 billion for the second quarter of 2010, and was $4.5 billion in the first half of 2011 compared to $10.4 billion in the first half of 2010. The decrease in the provision for credit losses in the second quarter and first half of 2011 primarily reflects a decline in the rate at which delinquent loans transition into serious delinquency. The provision for credit losses in the second quarter and first half of 2010 reflected a higher volume of seriously delinquent loan additions and loan modifications that were classified as TDRs.

During the three and six months ended June 30, 2011, our charge-offs for single-family loans exceeded the amount of our provision for credit losses. We believe the level of our charge-offs will continue to remain high in 2011 and may increase in 2012 due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues. As of June 30, 2011 and December 31, 2010, the UPB of our single-family non-performing loans was $114.8 billion and $115.5 billion, respectively. These amounts include $36.2 billion and $26.6 billion, respectively, of single-family TDRs that are reperforming, or less than three months past due. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

We continued to experience a high volume of loan modifications involving concessions to borrowers, which are considered TDRs, during the first half of 2011, but the volume of such modifications was less than the volume in the first half of 2010. Impairment analysis for TDRs requires giving recognition in the provision for credit losses to the excess of our recorded investment in the loan over the present value of the expected future cash flows. This generally results in a higher allowance for loan losses for loan modifications that are TDRs than for loan modifications that are not TDRs. We expect the percentage of modifications that qualify as TDRs in 2011 will remain high, primarily since the majority of our modifications are anticipated to include a significant reduction in the contractual interest rate, which represents a concession to the borrower. In addition, the FASB issued an amendment to the accounting guidance for receivables to clarify when a restructuring such as a loan modification is considered a TDR, which will become effective in the third

15	Freddie Mac

quarter of 2011. As a result of this amendment, the population of loan modifications we account for and disclose as TDRs will likely increase.

The total number of seriously delinquent loans declined approximately 10% during the first half of 2011, but has remained high compared to historical levels due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and continued challenges faced by servicers processing large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans. In an effort to help mitigate such risk, we made significant investments in systems and personnel in the last months of 2010 to help our seller/servicers manage their loss mitigation efforts. In addition, we believe that the servicing alignment initiative, which will establish a uniform framework and requirements for servicing non-performing loans owned or guaranteed by us and Fannie Mae, will ultimately change the way servicers communicate and work with troubled borrowers, bring greater consistency and accountability to the servicing industry, and help more distressed homeowners avoid foreclosure.

Our provision (benefit) for credit losses associated with our multifamily mortgage portfolio was $(13) million and $119 million for the second quarters of 2011 and 2010, respectively, and was $(73) million in the first half of 2011 compared to $148 million in the first half of 2010. Our loan loss reserves associated with our multifamily mortgage portfolio were $705 million and $828 million as of June 30, 2011 and December 31, 2010, respectively. The decline in loan loss reserves for multifamily loans was driven primarily by positive market trends in vacancy rates and effective rents reflected over the past several consecutive quarters, as well as stabilizing or improved property values. However, some states in which we have substantial investments in multifamily mortgage loans, including Nevada, Arizona, and Georgia, continue to exhibit weaker than average fundamentals.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. For the three months ended June 30, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $22.2 billion and $0.4 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $(125) million and $4 million, respectively. The losses during the second quarter of 2011 were primarily due to the repurchase of our debt securities at larger net premiums driven by the decrease in interest rates during the period. For the six months ended June 30, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $47.0 billion and $2.5 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $98 million and $(94) million, respectively. The decreased volume of the extinguishment of debt securities in the 2010 periods was due to a change in practice announced in February 2010 that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. As a result, the increased purchases of delinquent loans limited our capacity to repurchase debt securities into our mortgage-related investments portfolio due to limits on the portfolio under the Purchase Agreement and FHFA regulation. The gains for the six months ended June 30, 2011 were due to the repurchases of our debt securities at a net discount during the first quarter of 2011 driven by an increase in interest rates during the first quarter of 2011. See “Table 18 — Total Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $3 million and $(141) million during the three months ended June 30, 2011 and 2010, respectively. Gains (losses) on retirement of other debt were $15 million and $(179) million during the six months ended June 30, 2011 and 2010, respectively. We recognized gains on debt retirements for the second quarter and first half of 2011, compared to losses for the second quarter and first half of 2010, driven by a decrease in the related write-off of unamortized net discounts on the retired other debt during the second quarter and the first half of 2011.

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relates to changes in the fair value of our foreign-currency denominated debt. For the three and six months ended June 30, 2011, we recognized losses on debt recorded at fair value

16	Freddie Mac

of $37 million and $118 million, respectively, primarily due to the U.S. dollar weakening relative to the Euro. For the three and six months ended June 30, 2010, we recognized gains on debt recorded at fair value of $544 million and $891 million, respectively, primarily due to the U.S. dollar strengthening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

Table 7 presents derivative gains (losses) reported in our consolidated statements of income and comprehensive income. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of income and comprehensive income. At June 30, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Interest-rate swaps	$(3,749)	$(7,938)	$(2,026)	$(10,272)
Option-based derivatives(1)	1,602	5,864	795	5,282
Other derivatives(2)	(308)	(553)	(402)	(973)
Accrual of periodic settlements(3)	(1,352)	(1,211)	(2,601)	(2,560)

Total	$(3,807)	$(3,838)	$(4,234)	$(8,523)

(1)	Primarily includes purchased call and put swaptions and purchased interest rate caps and floors.
(2)	Includes futures, foreign currency swaps, commitments, swap guarantee derivatives, and credit derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) swap and forward interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivatives portfolio.

During the three and six months ended June 30, 2011, we recognized losses on derivatives of $3.8 billion and $4.2 billion, respectively, primarily due to declines in interest rates in the second quarter. Specifically, during the three months and six months ended June 30, 2011, we recognized fair value losses on our pay-fixed swap positions of $7.3 billion and $3.3 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $3.6 billion and $1.3 billion, respectively. We also recognized fair value gains of $1.6 billion and $0.8 billion, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions as interest rates decreased during these periods. Additionally, we recognized losses related to the accrual of periodic settlements during the three and six months ended June 30, 2011 due to our net pay-fixed swap position in the current interest rate environment.

During the three and six months ended June 30, 2010, the yield curve flattened, with declining longer-term swap interest rates, resulting in a loss on derivatives of $3.8 billion and $8.5 billion, respectively. Also contributing to these losses was a decline in implied volatility on our options portfolio during the six months ended June 30, 2010. Specifically, for the three and six months ended June 30, 2010, the decrease in longer-term swap interest rates resulted in fair value losses on our pay-fixed swaps of $18.6 billion and $23.4 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $10.7 billion and $13.0 billion, respectively. We recognized fair value gains for the three and six months ended June 30, 2010 of $5.9 billion and $5.3 billion, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in interest rates during these periods.

17	Freddie Mac

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which was related to non-agency mortgage-related securities, of $352 million and $1.5 billion during the three and six months ended June 30, 2011, respectively, compared to $428 million and $938 million during the three and six months ended June 30, 2010, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three and six months ended June 30, 2011 and 2010.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $274 million and $74 million related to gains (losses) on trading securities during the three and six months ended June 30, 2011, respectively, compared to $(277) million and $(694) million related to gains (losses) on trading securities during the three and six months ended June 30, 2010, respectively.

During the three and six months ended June 30, 2011 the gains on trading securities were primarily due to a decline in interest rates coupled with a tightening of OAS levels on agency securities.

During the three and six months ended June 30, 2010, the losses on trading securities were primarily due to the movement of securities with unrealized gains towards maturity, partially offset by fair value gains due to a decline in interest rates.

Other Income

Table 8 summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Other income:
Guarantee-related income	$81	$60	$135	$119
Gains on sale of mortgage loans	161	121	256	216
Gains on mortgage loans recorded at fair value	136	5	103	26
Recoveries on loans impaired upon purchase	132	227	257	396
All other	(258)	76	(165)	278

Total other income	$252	$489	$586	$1,035

Other income declined during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to certain prior period accounting errors not material to our financial statements recorded in the second quarter of 2011 partially offset by increased gains on mortgage loans recorded at fair value.

During the second quarter of 2011, our largest correction related to an error associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009, which reduced other income in 2011 by approximately $293 million.

During the second quarters of 2011 and 2010, recoveries on loans impaired upon purchase were $132 million and $227 million, respectively, and were $257 million in the first half of 2011, compared to $396 million in the first half of 2010. The declines in the 2011 periods were due to a lower volume of foreclosure transfers associated with loans impaired upon purchase. We principally recognize recoveries on impaired loans purchased prior to January 1, 2010, due to a change in accounting guidance effective on that date. Consequently, our recoveries on loans impaired upon purchase will generally decline over time.

18	Freddie Mac

Non-Interest Expense

Table 9 summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Administrative expenses(1):
Salaries and employee benefits	$219	$230	$426	$464
Professional services	64	67	120	148
Occupancy expense	15	15	30	31
Other administrative expense	86	92	169	166

Total administrative expenses	384	404	745	809
REO operations expense (income)	27	(40)	284	119
Other expenses	135	115	214	218

Total non-interest expense	$546	$479	$1,243	$1,146

(1)	Commencing in the first quarter of 2011, we reclassified certain expenses from other expenses to professional services expense. Prior period amounts have been reclassified to conform to the current presentation.

Administrative Expenses

Administrative expenses decreased for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, due in part to our ongoing focus on cost reduction measures, particularly with regard to salaries and employee benefits and professional services costs. We expect our administrative expenses will decline for the full year of 2011 when compared to 2010.

REO Operations Expense (Income)

The table below presents the components of our REO operations expense (income), and REO inventory and disposition information.

Table 10 — REO Operations Expense (Income), REO Inventory, and REO Dispositions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions)

REO operations expense (income):
Single-family:
REO property expenses(1)	$300	$252	$608	$484
Disposition (gains) losses, net(2)(3)	56	(39)	182	(26)
Change in holding period allowance, dispositions	(129)	(60)	(284)	(127)
Change in holding period allowance, inventory(4)	5	(20)	156	117
Recoveries(5)	(197)	(174)	(370)	(333)

Total single-family REO operations expense (income)	35	(41)	292	115
Multifamily REO operations expense (income)	(8)	1	(8)	4

Total REO operations expense (income)	$27	$(40)	$284	$119

REO inventory (in properties), at June 30:
Single-family	60,599	62,178	60,599	62,178
Multifamily	19	12	19	12

Total	60,618	62,190	60,618	62,190

REO property dispositions (in properties)	29,355	26,316	60,983	48,285

(1)	Consists of costs incurred to acquire, maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	We have reclassified expenses related to the disposition of REO underlying Other Guarantee Transactions from REO property expense to disposition (gains) losses, net. Prior periods have been revised to conform to the current presentation.
(4)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(5)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations expense (income) was $27 million for the second quarter of 2011, as compared to $(40) million during the second quarter of 2010 and was $284 million in the first half of 2011 compared to $119 million for the first half of 2010. These increases were primarily due to higher single-family property expenses in the 2011 periods. We recorded net disposition losses during the 2011 periods as we completed a higher volume of property dispositions and

19	Freddie Mac

home prices remained weak. We recorded net disposition gains during the 2010 periods due to the relative stabilization in national home prices in the first half of 2010 that included slight improvements in many geographic areas. We expect REO property expenses to continue to remain high in the remainder of 2011 due to expected continued high levels of single-family REO acquisitions and inventory.

In recent periods, the volume of our single-family REO acquisitions has been less than it otherwise would have been due to delays caused by concerns about the foreclosure process, including deficiencies in foreclosure documentation practices, particularly in states that require a judicial foreclosure process. The acquisition slowdown, coupled with high disposition levels, led to an approximate 16% reduction in REO property inventory from December 31, 2010 to June 30, 2011. We expect these delays in the foreclosure process will likely continue at least through the remainder of 2011. For more information on how concerns about foreclosure documentation practices could adversely affect our REO operations expense (income), see “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report. See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses consist primarily of HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses were lower in the first half of 2011 compared to the first half of 2010, primarily due to lower losses on purchases of impaired loans, which were partially offset by increased expenses associated with transfers and terminations of mortgage servicing in the first half of 2011.

Income Tax Benefit

For the three months ended June 30, 2011 and 2010, we reported an income tax benefit of $232 million and $286 million, respectively. For the six months ended June 30, 2011 and 2010 we reported an income tax benefit of $306 million and $389 million, respectively. See “NOTE 13: INCOME TAXES” for additional information.

Total Comprehensive Income (Loss)

Our total comprehensive income (loss) was $(1.1) billion and $(430) million for the three months ended June 30, 2011 and 2010, respectively, consisting of: (a) a net income (loss) of $(2.1) billion and $(4.7) billion, respectively; and (b) $1.0 billion and $4.3 billion of total other comprehensive income (loss), respectively.

Our total comprehensive income (loss) was $1.6 billion and $(2.3) billion for the six months ended June 30, 2011 and 2010, respectively, consisting of: (a) a net income (loss) of $(1.5) billion and $(11.4) billion, respectively; and (b) $3.1 billion and $9.1 billion of total other comprehensive income (loss), respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income (loss).

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses. The Investments segment also reflects the impact of changes in fair value of CMBS and multifamily held-for-sale loans associated with changes in interest rates.

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

20	Freddie Mac

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans that we purchased for investment, we have not purchased significant amounts of these loans for investment since 2010. Currently, our primary strategy is to purchase multifamily mortgage loans for purposes of aggregation and then securitization. We guarantee the senior tranches of these securitizations. Although we hold CMBS that we purchased for investment, we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less allocated funding costs, the related credit costs (i.e. provision (benefit) for credit losses), and administrative expenses. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). In addition, our Investments segment is measured on its contribution to GAAP total comprehensive income (loss). The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

The All Other category consists of material corporate level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. The All Other category includes the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

In presenting Segment Earnings, we make significant reclassifications to certain financial statement line items in order to reflect a measure of net interest income on investments, and a measure of management and guarantee income on guarantees, that is in line with how we manage our business. We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of income and comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

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

Table 11 provides information about our various segment mortgage portfolios at June 30, 2011 and December 31, 2010. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Segment Mortgage Portfolio Composition(1)

	June 30, 2011	December 31, 2010
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$93,404	$79,097
Freddie Mac mortgage-related securities	256,190	263,152
Non-agency mortgage-related securities	91,735	99,639
Non-Freddie Mac agency mortgage-related securities	35,867	39,789

Total Investments — Mortgage investments portfolio	477,196	481,677

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	64,744	69,766
Single-family Freddie Mac mortgage-related securities held by us	256,190	261,508
Single-family Freddie Mac mortgage-related securities held by third parties	1,405,372	1,437,399
Single-family other guarantee commitments(5)	10,442	8,632

Total Single-family Guarantee — Managed loan portfolio	1,736,748	1,777,305

Multifamily — Guarantee portfolio:(3)
Multifamily Freddie Mac mortgage-related securities held by us	2,578	2,095
Multifamily Freddie Mac mortgage-related securities held by third parties	17,845	11,916
Multifamily other guarantee commitments(5)	9,967	10,038

Total Multifamily — Guarantee portfolio	30,390	24,049

Multifamily — Mortgage investments portfolio:(3)
Multifamily investment securities portfolio	61,291	59,548
Multifamily loan portfolio	81,802	85,883

Total Multifamily — Mortgage investments portfolio	143,093	145,431

Total Multifamily portfolio	173,483	169,480

Less: Freddie Mac single-family and multifamily securities(6)	(258,768)	(263,603)

Total mortgage portfolio	$2,128,659	$2,164,859

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:
Single-family mortgage loans, on-balance sheet	$1,793,769	$1,799,256
Non-consolidated Freddie Mac mortgage-related securities	11,034	11,268
Other guarantee commitments	10,442	8,632
Less: HFA-related guarantees(8)	(9,057)	(9,322)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(852)	(857)

Total single-family credit guarantee portfolio:	$1,805,336	$1,808,977

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$81,802	$85,883
Non-consolidated Freddie Mac mortgage-related securities	20,422	14,011
Other guarantee commitments	9,967	10,038
Less: HFA-related guarantees(8)	(1,468)	(1,551)

Total multifamily mortgage portfolio:	$110,723	$108,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment.
(3)	The balances of the mortgage-related securities in these portfolios are based on the UPB of the security, whereas the balances of our single-family credit guarantee and multifamily mortgage portfolios presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized non-performing single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on these by the U.S. government.

22	Freddie Mac

Segment Earnings — Results

Investments

Table 12 presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$1,826	$1,509	$3,479	$2,820
Non-interest income (loss):
Net impairment of available-for-sale securities	(139)	(327)	(1,168)	(703)
Derivative gains (losses)	(2,156)	(2,193)	(1,053)	(4,895)
Other non-interest income (loss)	243	294	479	272

Total non-interest income (loss)	(2,052)	(2,226)	(1,742)	(5,326)

Non-interest expense:
Administrative expenses	(101)	(111)	(196)	(233)
Other non-interest expense	(1)	(6)	(1)	(13)

Total non-interest expense	(102)	(117)	(197)	(246)

Segment adjustments(2)	126	294	329	804

Segment Earnings (loss) before income tax benefit	(202)	(540)	1,869	(1,948)
Income tax benefit	212	129	278	226

Segment Earnings (loss), net of taxes, including noncontrolling interest	10	(411)	2,147	(1,722)
Less: Net (income) loss — noncontrolling interest	—	—	—	(2)

Segment Earnings (loss), net of taxes	10	(411)	2,147	(1,724)
Total other comprehensive income, net of taxes	633	3,614	1,759	6,734

Total comprehensive income	$643	$3,203	$3,906	$5,010

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$393,361	$478,043	$396,238	$504,454
Non-mortgage-related investments(7)	91,965	115,688	103,348	127,247
Unsecuritized single-family loans	92,339	53,183	88,927	48,371

Total average balances of interest-earning assets	$577,665	$646,914	$588,513	$680,072

Return:
Net interest yield — Segment Earnings basis (annualized)	1.26%	0.93%	1.18%	0.83%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	We calculate average balances based on amortized cost.
(6)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Our total comprehensive income for our Investments segment was $643 million and $3.9 billion for the three and six months ended June 30, 2011, respectively, consisting of: (a) Segment Earnings of $10 million and $2.1 billion, respectively; and (b) $633 million and $1.8 billion of total other comprehensive income, respectively.

Our total comprehensive income for our Investments segment was $3.2 billion and $5.0 billion for the three and six months ended June 30, 2010, respectively, consisting of: (a) Segment Earnings (loss) of $(411) million and $(1.7) billion, respectively; and (b) $3.6 billion and $6.7 billion of total other comprehensive income, respectively.

During the three and six months ended June 30, 2011, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 0.2% and 1.9%, respectively, compared to a decrease at an annualized rate of 21.2% and 25.0% for the three and six months ended June 30, 2010, respectively. The larger decrease in our Investments segment mortgage investments portfolio during the three and six months ended June 30, 2010 was primarily due to a higher volume of purchases of delinquent and modified loans from the mortgage pools underlying both our PCs and other agency securities. We announced a change in practice in February 2010 to purchase substantially all 120 day delinquent loans from PC trusts. As a result, the increased purchases of delinquent loans limited our capacity to purchase investments into our mortgage-related investments portfolio due to limits on the portfolio under the Purchase Agreement and FHFA regulation. We report the loans that formerly collateralized our PCs in the Single-family Guarantee segment. The UPB of

23	Freddie Mac

the Investments segment mortgage investments portfolio declined to $477.2 billion at June 30, 2011 from $481.7 billion at December 31, 2010.

We held $292.1 billion of agency securities and $91.7 billion of non-agency mortgage-related securities as of June 30, 2011 compared to $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and selected sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

Segment Earnings net interest income increased $317 million and $659 million, and Segment Earnings net interest yield increased 33 basis points and 35 basis points during the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates. These lower funding costs were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations.

Segment Earnings non-interest income (loss) was $(2.1) billion for the three months ended June 30, 2011 compared to $(2.2) billion for the three months ended June 30, 2010. This decrease in non-interest loss was primarily attributable to increased gains on trading securities and decreased impairments of available-for-sale securities during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Segment Earnings non-interest income (loss) was $(1.7) billion for the six months ended June 30, 2011 compared to $(5.3) billion for the six months ended June 30, 2010. This decrease in non-interest loss was mainly due to decreased derivative losses and increased gains on trading securities, partially offset by increased impairments of available-for-sale securities during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Impairments recorded in our Investments segment decreased by $188 million during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and increased by $465 million during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded derivative gains (losses) for this segment of $(2.2) billion and $(1.1) billion during the three and six months ended June 30, 2011, respectively, compared to $(2.2) billion and $(4.9) billion during the three and six months ended June 30, 2010. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, longer-term swap interest rates decreased, resulting in fair value losses on our pay-fixed swaps that were partially offset by fair value gains on our receive-fixed swaps and purchased call swaptions. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Our Investments segment’s total other comprehensive income was $633 million and $1.8 billion for the three and six months ended June 30, 2011, respectively, compared to $3.6 billion and $6.7 billion during the three and six months ended June 30, 2010, respectively. Net unrealized losses in AOCI on our available-for-sale securities decreased by $498 million and $1.5 billion during the three and six months ended June 30, 2011, respectively, primarily attributable to fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity, the impact of declining interest rates on our agency securities, and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by the impact of widening of OAS levels on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our available-for-sale securities decreased by $3.4 billion and $6.4 billion during the three and six months ended June 30, 2010, respectively, primarily attributable to fair value gains related to the movement of securities with unrealized losses towards maturity and a net decrease in interest rates.

The objectives set forth for us under our charter and conservatorship, restrictions set forth in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our Investments segment results. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. This will likely cause a corresponding reduction in our net interest income from these assets and therefore negatively affect our Investments segment results. FHFA also stated that we will not be a

24	Freddie Mac

substantial buyer of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages out of PC trusts. FHFA has also indicated that the portfolio reduction targets under the Purchase Agreement and FHFA regulation should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, consistent with FHFA guidance, safety and soundness and the goal of conserving and preserving assets. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

For information on the impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

25	Freddie Mac

Single-Family Guarantee

Table 13 presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income (expense)	$(30)	$51	$70	$110
Provision for credit losses	(2,886)	(5,294)	(5,170)	(11,335)
Non-interest income:
Management and guarantee income	848	865	1,718	1,713
Other non-interest income	208	268	419	478

Total non-interest income	1,056	1,133	2,137	2,191

Non-interest expense:
Administrative expenses	(228)	(242)	(443)	(471)
REO operations (expense) income	(35)	41	(292)	(115)
Other non-interest expense	(106)	(90)	(172)	(169)

Total non-interest expense	(369)	(291)	(907)	(755)

Segment adjustments(2)	(143)	(208)	(328)	(421)

Segment Earnings (loss) before income tax (expense) benefit	(2,372)	(4,609)	(4,198)	(10,210)
Income tax (expense) benefit	(14)	104	(8)	109

Segment Earnings (loss), net of taxes	(2,386)	(4,505)	(4,206)	(10,101)
Total other comprehensive income (loss), net of taxes	1	1	(3)	(3)

Total comprehensive income (loss)	$(2,385)	$(4,504)	$(4,209)	$(10,104)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average balance of single-family credit guarantee portfolio	$1,816	$1,877	$1,817	$1,880
Issuance — Single-family credit guarantees(3)	$62	$76	$158	$170
Fixed-rate products — Percentage of purchases(4)	90.3%	94.2%	92.6%	96.0%
Liquidation rate — Single-family credit guarantees (annualized)(5)	17.4%	21.7%	22.7%	27.8%
Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees	13.7	13.5	13.6	13.4
Amortization of delivery fees	5.0	4.9	5.3	4.8

Segment Earnings management and guarantee income	18.7	18.4	18.9	18.2

Credit:
Serious delinquency rate, at end of period	3.50%	3.96%	3.50%	3.96%
REO inventory, at end of period (number of properties)	60,599	62,178	60,599	62,178
Single-family credit losses, in bps (annualized)(6)	68.4	82.4	69.7	72.2
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$9,970	$10,150	$9,970	$10,150
30-year fixed mortgage rate(8)	4.5%	4.6%	4.5%	4.6%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Includes our purchases of delinquent loans from PCs. On February 10, 2010, we announced that we would begin purchasing substantially all 120 days or more delinquent mortgages from our PC trusts. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information.
(6)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated June 9, 2011. The outstanding amount for June 30, 2011 reflects the balance as of March 31, 2011, which is the latest available information.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Financial Results

For the three and six months ended June 30, 2011, Segment Earnings (loss) for our Single-family Guarantee segment was $(2.4) billion and $(4.2) billion, respectively, compared to $(4.5) billion and $(10.1) billion for the three and six months ended June 30, 2010, respectively. Segment Earnings (loss) for our Single-family segment improved for the three and six months ended June 30, 2011, as compared to the corresponding 2010 periods primarily due to a decline in provision for credit losses.

During the three and six months ended June 30, 2011, our provision for credit losses for the Single-family Guarantee segment was $2.9 billion and $5.2 billion, respectively, compared to $5.3 billion and $11.3 billion during the three and six

26	Freddie Mac

months ended June 30, 2010, respectively. Segment Earnings provision for credit losses decreased in the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, primarily due to a decline in the rate at which delinquent loans transition into serious delinquency.

Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of delivery fees. Segment Earnings management and guarantee income increased slightly in the six months ended June 30, 2011, as compared to the first half of 2010, primarily due to an increase in the amortization of delivery fees. Increased amortization of delivery fees reflects the impact of higher delivery fees associated with loans purchased after 2008 combined with continued high prepayment rates on guaranteed mortgages in the first half of 2011 as mortgage rates remained low and refinancing activity remained high. This increase was partially offset by a decline in contractual management and guarantee income due to lower average balances of the single-family credit guarantee portfolio during the first half of 2011. Segment Earnings management and guarantee income decreased approximately 2% in the three months ended June 30, 2011, as compared to the second quarter of 2010, primarily due to lower average balances of the single-family credit guarantee portfolio.

27	Freddie Mac

Table 14 provides summary information about the composition of Segment Earnings (loss) for this segment in the three and six months ended June 30, 2011.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended June 30, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average
	Amount	Rate(3)	Amount	Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)

Year of origination(5):
2011	$65	18.9	$(12)	4.5	$53
2010	185	21.1	(60)	6.6	125
2009	152	17.0	(64)	6.9	88
2008	93	22.2	(202)	57.7	(109)
2007	95	18.7	(1,010)	216.5	(915)
2006	56	17.0	(729)	209.4	(673)
2005	62	16.4	(491)	122.7	(429)
2004 and prior	140	17.6	(353)	40.2	(213)

Total	$848	18.7	$(2,921)	64.4	$(2,073)

Administrative expenses					(228)
Net interest income (expense)					(30)
Other non-interest income and expenses, net					(55)

Segment Earnings (loss), net of taxes					$(2,386)

	Six Months Ended June 30, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average
	Amount	Rate(3)	Amount	Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)

Year of origination(5):
2011	$91	17.6	$(15)	4.1	$76
2010	369	20.9	(114)	6.2	255
2009	322	17.8	(114)	6.1	208
2008	203	23.5	(413)	57.3	(210)
2007	196	18.8	(1,894)	198.0	(1,698)
2006	115	17.0	(1,492)	208.8	(1,377)
2005	128	16.5	(894)	109.4	(766)
2004 and prior	294	18.0	(526)	29.2	(232)

Total	$1,718	18.9	$(5,462)	60.2	$(3,744)

Administrative expenses					(443)
Net interest income					70
Other non-interest income and expenses, net					(89)

Segment Earnings (loss), net of taxes					$(4,206)

(1)	Includes amortization of delivery fees of $224 and $476 million for the three and six months ended June 30, 2011, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit expenses, respectively divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

During the first half of 2011, the guarantee-related revenue from mortgage guarantees we issued after 2008 exceeded the credit-related and administrative expenses associated with these guarantees. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within our new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. However, our management and guarantee fee rates associated with guarantee issuances in 2005 through 2008 have not been adequate to provide income to cover the credit and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years coupled with a high volume of refinancing since 2008. High levels of refinancing since 2008 have significantly reduced the balance of performing loans from those years that remain in our portfolio and consequently reduced management and guarantee income associated with loans originated in those years. We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset

28	Freddie Mac

the future expenses associated with our 2005 to 2008 guarantee issuances. Consequently, we expect to continue reporting net losses for the Single-family Guarantee segment at least through 2011.

Key Metrics

The UPB of the Single-family Guarantee managed loan portfolio declined to $1.7 trillion at June 30, 2011 from $1.8 trillion at December 31, 2010. The decline in UPB of the Single-family Guarantee managed loan portfolio during 2011 reflects that the amount of liquidations has exceeded new loan purchase and guarantee activity, which we believe is due in part, to declines in the amount of single-family mortgage debt outstanding in the market. During the three and six months ended June 30, 2011 our annualized liquidation rate on our securitized single-family credit guarantees was 17% and 23%, respectively.

Refinance volumes continued to be high due to continued low interest rates, and, based on UPB, represented 70% and 79% of our single-family mortgage purchase volume during the three and six months ended June 30, 2011, respectively, compared to 71% and 75% of our single-family mortgage purchase volume during the three and six months ended June 30, 2010, respectively. Relief refinance mortgages comprised approximately 40% and 34% of our total refinance volume during the six months ended June 30, 2011 and 2010, respectively, based on number of loans. Relief refinance mortgages with LTV ratios above 80% represented approximately 14% and 12% of our single-family mortgage purchase volume during the six months ended June 30, 2011 and 2010, respectively, based on UPB.

The serious delinquency rate on our single-family credit guarantee portfolio declined to 3.50% as of June 30, 2011 from 3.84% as of December 31, 2010 due to a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. Although the volume of new serious delinquencies has continued to decline, our serious delinquency rate remains high compared to historical levels, reflecting continued stress in the housing and labor markets. As of June 30, 2011 and December 31, 2010, approximately 46% and 39%, respectively, of our single-family credit guarantee portfolio is comprised of mortgage loans originated after 2008. Excluding relief refinance mortgages, these new vintages reflect a combination of changes in underwriting practices and improved borrower and loan characteristics, and represent an increasingly large proportion of our single-family credit guarantee portfolio. The proportion of the portfolio represented by 2005 through 2008 vintages, which have a higher composition of loans with higher-risk characteristics, continues to decline principally due to liquidations resulting from repayments, payoffs, and refinancing activity as well as liquidations resulting from foreclosure events and foreclosure alternatives. We currently expect that, over time, the replacement of older vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement occurs has slowed in recent quarterly periods, due to a decline in the volume of home purchase mortgage originations and an increase in the proportion of relief refinance mortgage activity. Relief refinance mortgages with LTV ratios above 80% may not perform as well as other refinance mortgages over time due, in part, to the continued high LTV ratios of these loans.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees was 68.4 basis points in the second quarter of 2011, compared to 82.4 basis points for the second quarter of 2010, and was 69.7 basis points for the first half of 2011, compared to 72.2 basis points for the first half of 2010. Charge-offs, net of recoveries, associated with the single-family loans declined to $3.1 billion in the second quarter of 2011, from $3.9 billion for the second quarter of 2010. Charge-offs, net of recoveries, were $6.0 billion and $6.6 billion in the first half of 2011 and 2010, respectively. Our net charge-offs in the three and six months ended June 30, 2011 remained elevated, but reflect suppression of activity due to delays in foreclosures caused by concerns about the foreclosure process. We believe that the level of our charge-offs will remain high in 2011 and may increase in 2012 due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

29	Freddie Mac

Multifamily

Table 15 presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$304	$278	$583	$516
(Provision) benefit for credit losses	13	(119)	73	(148)
Non-interest income (loss):
Management and guarantee income	30	25	58	49
Net impairment of available-for-sale securities	(182)	(17)	(317)	(72)
Derivative gains (losses)	2	(1)	4	4
Other non-interest income	111	55	298	163

Total non-interest income (loss)	(39)	62	43	144

Non-interest expense:
Administrative expenses	(55)	(51)	(106)	(105)
REO operations income (expense)	8	(1)	8	(4)
Other non-interest expense	(28)	(19)	(41)	(36)

Total non-interest expense	(75)	(71)	(139)	(145)

Segment Earnings before income tax benefit	203	150	560	367
Income tax benefit (expense)	(3)	—	(1)	1

Segment Earnings, net of taxes, including noncontrolling interest	200	150	559	368
Less: Net (income) loss — noncontrolling interest	—	—	—	3

Segment Earnings, net of taxes	200	150	559	371
Total other comprehensive income, net of taxes	405	668	1,347	2,360

Total comprehensive income	$605	$818	$1,906	$2,731

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$83,718	$82,107	$84,749	$82,782
Average balance of Multifamily guarantee portfolio	$29,014	$21,723	$27,163	$20,594
Average balance of Multifamily investment securities portfolio	$61,909	$62,017	$62,376	$62,259
Liquidation rate — Multifamily loan portfolio (annualized)	10.1%	4.8%	7.9%	3.6%
Growth rate (annualized)	4.6%	4.9%	4.1%	6.6%
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.83%	0.77%	0.79%	0.71%
Average Management and guarantee fee rate, in bps (annualized)(2)	43.0	49.6	44.7	51.1
Credit:
Delinquency rate, at period end(3)	0.31%	0.22%	0.31%	0.22%
Allowance for loan losses and reserve for guarantee losses, at period end	$705	$935	$705	$935
Allowance for loan losses and reserve for guarantee losses, in bps	62.8	89.4	62.8	89.4
Credit losses, in bps (annualized)(4)	7.6	10.3	5.9	9.2

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(3)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(4)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio, and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

Our total comprehensive income for our Multifamily segment was $605 million and $1.9 billion for the three and six months ended June 30, 2011 respectively, consisting of: (a) Segment Earnings of $200 million and $559 million, respectively; and (b) $405 million and $1.3 billion, respectively, of total other comprehensive income, primarily resulting from improved fair values related to credit risk on available-for-sale CMBS.

Our total comprehensive income for our Multifamily segment was $818 million and $2.7 billion for the three and six months ended June 30, 2010, respectively, consisting of: (a) Segment Earnings of $150 million and $371 million, respectively; and (b) $668 million and $2.4 billion, respectively, of total other comprehensive income, primarily resulting from improved fair values related to credit risk on available-for-sale CMBS.

Segment Earnings for our Multifamily segment increased to $200 million for the second quarter of 2011 from $150 million for the second quarter of 2010 and increased to $559 million for the first half of 2011 from $371 million for the first half of 2010. These increases were primarily due to lower provision for credit losses and higher other non-interest income, partially offset by higher net impairments on available-for-sale securities in the three and six months ended

30	Freddie Mac

June 30, 2011, compared to the same periods in 2010. We currently expect to generate positive Segment Earnings in the Multifamily segment in the remainder of 2011.

Segment Earnings net interest income increased to $304 million in the second quarter of 2011 from $278 million in the second quarter of 2010, and was $583 million and $516 million in the first half of 2011 and 2010, respectively. These increases were primarily attributable to growth in the average balance of the multifamily loan portfolio and higher interest income relative to allocated funding costs in the first half of 2011.

Segment Earnings non-interest income (loss) was $(39) million and $62 million for the three months ended June 30, 2011 and 2010, respectively, and was $43 million and $144 million for the six months ended June 30, 2011 and 2010, respectively. Within Segment Earnings non-interest income, we experienced higher security impairments on CMBS that were offset primarily by fair value gains on mortgage loans during the first half of 2011, compared to the first half of 2010. CMBS impairments during the first half of 2011 and 2010 totaled $317 million and $72 million, respectively. During the second quarter of 2011, we sold two of the five impaired CMBS bonds, which had generated a majority of our Segment Earnings net impairments of available-for-sale securities recognized during the first half of 2011. We have the intent to sell the three other impaired CMBS bonds in the second half of 2011 subject to market conditions. We also recognized $240 million in gains on sales of $7.7 billion in UPB of multifamily loans during the first half of 2011, compared to $205 million of gains on sales of $4.2 billion in UPB of multifamily loans during the first half of 2010. Gains on sales of multifamily loans in the multifamily segment are presented net of changes in fair value due to changes in interest rates.

The most recent data available continues to reflect improving national apartment fundamentals, including vacancy rates and effective rents. However, the broader economy continues to be challenged by persistently high unemployment, which has delayed a more complete economic recovery. Some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee many nonperforming loans, and loans that we believe are at risk of default, in these states. Our delinquency rates have historically been a lagging indicator and, as a result, we expect to continue to experience delinquencies in the remainder of 2011, consistent with our experience in the first half of 2011. For further information on delinquencies, including geographical and other concentrations, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our Multifamily segment recognized a provision (benefit) for credit losses of $(13) million and $(73) million for the three and six months ended June 30, 2011 compared to a provision for credit losses of $119 million and $148 million, for the three and six months ended June 30, 2010, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $705 million and $828 million as of June 30, 2011 and December 31, 2010, respectively. The decline in our loan loss reserves in the first half of 2011 was driven by positive trends in vacancy rates and effective rents, as well as stabilizing or improved property values. For loans where we identified deteriorating collateral performance characteristics, such as estimated current LTV ratio and DSCRs, we evaluate each individual loan, using estimates of property value, to determine if a specific loan loss reserve is needed. Although we use the most recently available results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they prepare their results in the normal course of business.

The delinquency rate for loans in the multifamily mortgage portfolio was 0.31% and 0.26% as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, more than one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two or more monthly payments past due had credit enhancements that we currently believe will mitigate our expected losses on those loans. The multifamily delinquency rate of credit-enhanced loans as of June 30, 2011 and December 31, 2010, was 0.70% and 0.85%, respectively, while the delinquency rate for non-credit-enhanced loans was 0.19% and 0.12%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates, including factors that can positively impact such rates.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios declined from 10.3 basis points in the second quarter of 2010 to 7.6 basis points in the second quarter of 2011, driven by an improvement in REO operations income (expense) for the second quarter of 2011. Charge-offs, excluding recoveries, associated with multifamily loans increased to $29 million in the second quarter of 2011, compared to $27 million in the second quarter of 2010, due to an increase in the number of foreclosures in the 2011 period. Charge-offs, excluding recoveries, were $41 million and $45 million in the first half of 2011 and 2010, respectively. We currently expect that our charge-offs and credit losses in the full-year of 2011 will be consistent with the amount realized in 2010.

31	Freddie Mac

The UPB of the total multifamily portfolio increased to $173.5 billion at June 30, 2011 from $169.5 billion at December 31, 2010, due primarily to increased guarantees of non-consolidated securities issued during the first half of 2011 as well as the transfer in the first quarter of 2011 of certain housing revenue bonds to the Multifamily Segment that were previously managed by the Investments segment. We issued $7.0 billion and $5.6 billion UPB of Freddie Mac mortgage-related securities and other guarantee commitments related to multifamily mortgage loans in the first half of 2011 and 2010, respectively. Increased competition in certain markets has exerted and may continue to exert downward pressure on pricing and credit for new activity in the remainder of 2011, and could negatively impact our future purchase volumes. Our primary multifamily business strategy in 2011 is to purchase loans and subsequently securitize them, which supports liquidity for the multifamily market and affordability for multifamily rental housing.

CONSOLIDATED BALANCE SHEETS ANALYSIS

The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for information concerning certain significant accounting policies and estimates applied in determining our reported financial position.

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which are comprised primarily of restricted cash and cash equivalents and investments in securities purchased under agreements to resell. These short-term assets decreased by $21.1 billion from December 31, 2010 to June 30, 2011, primarily due to a relative decline in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $17.5 billion and $37.0 billion of cash and cash equivalents, $7.3 billion and $1.4 billion of federal funds sold, and $12.4 billion and $15.8 billion of securities purchased under agreements to resell at June 30, 2011 and December 31, 2010, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $29.8 billion and $30.9 billion of cash and cash equivalents and $21.6 billion and $25.1 billion of federal funds sold and securities purchased under agreements to resell during the three and six months ended June 30, 2011.

Recently we changed the composition of our portfolio of liquid assets given the recent market concerns about the potential for a downgrade in the credit ratings of the U.S. government and the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Investments in Securities

Table 16 provides detail regarding our investments in securities as of June 30, 2011 and December 31, 2010. Table 16 does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

32	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	June 30, 2011	December 31, 2010
	(in millions)

Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$85,221	$85,689
Subprime	30,491	33,861
CMBS	57,647	58,087
Option ARM	6,591	6,889
Alt-A and other	12,209	13,168
Fannie Mae	21,011	24,370
Obligations of states and political subdivisions	8,560	9,377
Manufactured housing	844	897
Ginnie Mae	275	296

Total available-for-sale mortgage-related securities	222,849	232,634

Total investments in available-for-sale securities	222,849	232,634

Trading:
Mortgage-related securities:
Freddie Mac(1)	16,997	13,437
Fannie Mae	17,982	18,726
Ginnie Mae	165	172
Other	82	31

Total trading mortgage-related securities	35,226	32,366

Non-mortgage-related securities:
Asset-backed securities	164	44
Treasury bills	250	17,289
Treasury notes	17,497	10,122
FDIC-guaranteed corporate medium-term notes	1,627	441

Total trading non-mortgage-related securities	19,538	27,896

Total investments in trading securities	54,764	60,262

Total investments in securities	$277,613	$292,896

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us. We held investments in non-mortgage-related securities classified as trading of $19.5 billion and $27.9 billion as of June 30, 2011 and December 31, 2010, respectively. While balances may fluctuate from period to period, we continue to meet required liquidity and contingency levels.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, the single-family PCs and certain Other Guarantee Transactions we purchase as investments are not accounted for as investments in securities because we recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

Table 17 provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. Table 17 does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

33	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$79,194	$9,014	$88,208	$79,955	$8,118	$88,073
Multifamily	780	1,798	2,578	339	1,756	2,095

Total Freddie Mac mortgage-related securities	79,974	10,812	90,786	80,294	9,874	90,168

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	19,838	15,645	35,483	21,238	18,139	39,377
Multifamily	70	77	147	228	88	316
Ginnie Mae:
Single-family	273	111	384	296	117	413
Multifamily	27	—	27	27	—	27

Total agency securities	20,208	15,833	36,041	21,789	18,344	40,133

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	344	51,147	51,491	363	53,855	54,218
Option ARM	—	14,778	14,778	—	15,646	15,646
Alt-A and other	2,260	15,502	17,762	2,405	16,438	18,843
CMBS	20,574	35,817	56,391	21,401	37,327	58,728
Obligations of states and political subdivisions(5)	8,809	24	8,833	9,851	26	9,877
Manufactured housing	879	140	1,019	930	150	1,080

Total non-agency mortgage-related securities(6)	32,866	117,408	150,274	34,950	123,442	158,392

Total UPB of mortgage-related securities	$133,048	$144,053	277,101	$137,033	$151,660	288,693

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(11,696)			(11,839)
Net unrealized (losses) on mortgage-related securities, pre-tax			(7,330)			(11,854)

Total carrying value of mortgage-related securities			$258,075			$265,000

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 49% and 50% of these securities held at June 30, 2011 and December 31, 2010, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 22% and 23% of total non-agency mortgage-related securities held at June 30, 2011 and December 31, 2010, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $288.7 billion at December 31, 2010 to $277.1 billion at June 30, 2011 primarily as a result of liquidations exceeding our purchase activity during the six months ended June 30, 2011.

Table 18 summarizes our mortgage-related securities purchase activity for the three and six months ended June 30, 2011 and 2010. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

34	Freddie Mac

Table 18 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$56	$—	$72	$13
Non-agency mortgage-related securities purchased for Other Guarantee Transactions(2)	3,633	2,063	6,512	7,684

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	3,689	2,063	6,584	7,697

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	2,181	—	3,200	—
Variable-rate	60	117	228	164

Total agency securities	2,241	117	3,428	164

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	14	—	14	—
Variable-rate	46	—	46	—

Total non-agency mortgage-related securities	60	—	60	—

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	2,301	117	3,488	164

Total non-Freddie Mac mortgage-related securities purchased	$5,990	$2,180	$10,072	$7,861

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$24,304	$1,205	$60,983	$6,045
Variable-rate	462	—	3,004	203
Multifamily:
Fixed-rate	26	160	51	185
Variable-rate	65	10	65	41

Total Freddie Mac mortgage-related securities purchased	$24,857	$1,375	$64,103	$6,474

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases for the six months ended June 30, 2010 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” in our 2010 Annual Report for further information on this component of the HFA Initiative.

During the three and six months ended June 30, 2011, we engaged in mortgage-related security transactions in which we entered into an agreement to purchase and subsequently resell (or sell and subsequently repurchase) agency securities. We engaged in these transactions primarily to support the market and pricing of our PC securities. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of income and comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. The increase in our purchases of agency securities in the first half of 2011 reflected in Table 18 above is attributed primarily to these transactions.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At June 30, 2011, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $20.5 billion, compared to $23.1 billion at December 31, 2010. The improvement in unrealized losses was primarily due to fair value gains on non-agency mortgage-related securities related to the movement of these securities with unrealized losses towards maturity and the impact of a decline in interest rates, partially offset by the impact of widening OAS levels on our non-agency mortgage-related securities. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. We believe the unrealized losses related to these securities at June 30, 2011 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

Higher-Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, interest-only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

35	Freddie Mac

•	Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”

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

Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010
	(dollars in millions)

UPB:
Subprime first lien	$51,070	$52,403	$53,756	$55,250	$56,922
Option ARM	14,778	15,232	15,646	16,104	16,603
Alt-A(2)	15,059	15,487	15,917	16,406	16,909
Gross unrealized losses, pre-tax:(3)
Subprime first lien	$13,764	$12,481	$14,026	$16,446	$17,757
Option ARM	3,099	3,170	3,853	4,815	5,770
Alt-A(2)	2,171	1,941	2,096	2,542	3,335
Present value of expected credit losses:
Subprime first lien	$6,487	$6,612	$5,937	$4,364	$3,311
Option ARM	4,767	4,993	4,850	4,208	3,534
Alt-A(2)	2,310	2,401	2,469	2,101	1,653
Collateral delinquency rate:(4)
Subprime first lien	42%	44%	45%	45%	46%
Option ARM	44	44	44	44	45
Alt-A(2)	26	26	27	26	26
Cumulative collateral loss:(5)
Subprime first lien	20%	19%	18%	17%	16%
Option ARM	15	14	13	11	10
Alt-A(2)	7	7	6	6	5
Average credit enhancement:(6)
Subprime first lien	23%	24%	25%	25%	26%
Option ARM	10	11	12	12	13
Alt-A(2)	8	8	9	9	10

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(3)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(4)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(5)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.
(6)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by monoline bond insurance, overcollateralization and other forms of credit enhancement.

36	Freddie Mac

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010
	(in millions)

Net impairment of available-for-sale securities recognized in earnings:
Subprime — first and second liens	$70	$734	$1,207	$213	$17
Option ARM	65	281	668	577	48
Alt-A and other	32	40	372	296	333
Principal repayments and cash shortfalls:(2)
Subprime — first and second liens:
Principal repayments	$1,341	$1,361	$1,512	$1,685	$2,001
Principal cash shortfalls	10	14	6	8	12
Option ARM:
Principal repayments	$331	$315	$347	$377	$435
Principal cash shortfalls	123	100	111	122	80
Alt-A and other:
Principal repayments	$464	$452	$537	$582	$653
Principal cash shortfalls	84	81	62	56	67

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

As discussed below, we recognized impairment in earnings on our holdings of such securities during the three and six months ended June 30, 2011 and 2010. See “Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

For purposes of our impairment analysis, our estimate of the present value of expected future credit losses on our portfolio of non-agency mortgage-related securities decreased to $14.4 billion at June 30, 2011 from $15.2 billion at March 31, 2011. All of this amount has been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in our estimate of the present value of expected future credit losses resulted primarily from decreasing interest rates in the second quarter of 2011, offset by a decline in forecasted home prices on a seasonally adjusted basis.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.1 billion on impaired non-agency mortgage-related securities, of which $229 million and $428 million related to the three and six months ended June 30, 2011. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

The investments in non-agency mortgage-related securities we hold backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. It is difficult to estimate the point at which structural credit enhancements will be exhausted and we will incur actual losses. During the three and six months ended June 30, 2011, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

37	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

Table 21 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments for the three months ended June 30, 2011 and 2010.

Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended June 30,
	2011		2010
		Net Impairment of		Net Impairment of
		Available-For-Sale		Available-For-Sale
		Securities Recognized		Securities Recognized
	UPB	in Earnings	UPB	in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$11,909	$67	$606	$15
Other years — first and second liens(1)	298	3	234	2

Total subprime — first and second liens(1)	12,207	70	840	17

Option ARM:
2006 & 2007	5,867	43	1,940	34
Other years	1,235	22	260	14

Total option ARM	7,102	65	2,200	48

Alt-A:
2006 & 2007	1,494	16	2,860	37
Other years	2,126	15	152	2

Total Alt-A	3,620	31	3,012	39

Other loans	80	1	2,419	294

Total subprime, option ARM, Alt-A and other loans	23,009	167	8,471	398
CMBS	918	183	900	17
Manufactured housing	205	2	424	13

Total available-for-sale mortgage-related securities	$24,132	$352	$9,795	$428

(1) Includes all second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $352 million and $1.5 billion during the three and six months ended June 30, 2011, respectively, compared to $428 million and $938 million during the three and six months ended June 30, 2010, as our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. These impairments include $167 million and $1.2 billion of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and six months ended June 30, 2011, respectively, compared to $398 million and $851 million during the three and six months ended June 30, 2010. In addition, during the three months ended June 30, 2011, these impairments include recognition of the unrealized fair value losses related to three investments in CMBS of $154 million as an impairment charge in earnings, as we have the intent to sell these securities. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at June 30, 2011. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2011 and have recorded these fair value losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors impacting the performance of our investments in non-agency mortgage-related securities include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence, all of which have contributed to poor performance during the three and six months ended June 30, 2011 and 2010. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California and Florida. Loans in these states undergoing economic stress are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty

38	Freddie Mac

surrounding certain monoline bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the three and six months ended June 30, 2011 and 2010. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

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

Ratings of Non-Agency Mortgage-Related Securities

Table 22 shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at June 30, 2011 based on their ratings as of June 30, 2011 as well as those held at December 31, 2010 based on their ratings as of December 31, 2010 using the lowest rating available for each security.

39	Freddie Mac

Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Monoline
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of June 30, 2011	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$1,284	2%	$1,284	$(106)	$23
Other investment grade	2,934	6	2,934	(395)	394
Below investment grade(2)	47,273	92	40,013	(13,271)	1,727

Total	$51,491	100%	$44,231	$(13,772)	$2,144

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	100	1	100	(12)	100
Below investment grade(2)	14,678	99	9,561	(3,087)	45

Total	$14,778	100%	$9,661	$(3,099)	$145

Alt-A and other loans:
AAA-rated	$482	3%	$483	$(25)	$7
Other investment grade	2,300	13	2,323	(306)	337
Below investment grade(2)	14,980	84	11,744	(2,056)	2,274

Total	$17,762	100%	$14,550	$(2,387)	$2,618

CMBS:
AAA-rated	$26,407	47%	$26,455	$(29)	$42
Other investment grade	26,524	47	26,496	(421)	1,652
Below investment grade(2)	3,460	6	2,990	(266)	1,701

Total	$56,391	100%	$55,941	$(716)	$3,395

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$28,173	20%	$28,222	$(160)	$72
Other investment grade	31,858	23	31,853	(1,134)	2,483
Below investment grade(2)	80,391	57	64,308	(18,680)	5,747

Total	$140,422	100%	$124,383	$(19,974)	$8,302

Total investments in mortgage-related securities	$277,101
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

Credit Ratings as of December 31, 2010
Subprime loans:
AAA-rated	$2,085	4%	$2,085	$(199)	$31
Other investment grade	3,407	6	3,408	(436)	449
Below investment grade(2)	48,726	90	42,423	(13,421)	1,789

Total	$54,218	100%	$47,916	$(14,056)	$2,269

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	139	1	140	(18)	129
Below investment grade(2)	15,507	99	10,586	(3,835)	50

Total	$15,646	100%	$10,726	$(3,853)	$179

Alt-A and other loans:
AAA-rated	$1,293	7%	$1,301	$(87)	$7
Other investment grade	2,761	15	2,765	(362)	368
Below investment grade(2)	14,789	78	11,498	(2,002)	2,443

Total	$18,843	100%	$15,564	$(2,451)	$2,818

CMBS:
AAA-rated	$28,007	48%	$28,071	$(52)	$42
Other investment grade	26,777	45	26,740	(676)	1,655
Below investment grade(2)	3,944	7	3,653	(1,191)	1,704

Total	$58,728	100%	$58,464	$(1,919)	$3,401

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$31,385	21%	$31,457	$(338)	$80
Other investment grade	33,084	23	33,053	(1,492)	2,601
Below investment grade(2)	82,966	56	68,160	(20,449)	5,986

Total	$147,435	100%	$132,670	$(22,279)	$8,667

Total investments in mortgage-related securities	$288,693
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by monoline bond insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB– and certain securities that are no longer rated.

40	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheet declined to $1,876 billion as of June 30, 2011 from $1,885 billion as of December 31, 2010. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans on our consolidated balance sheets.

The UPB of unsecuritized single-family mortgage loans increased by $9.2 billion, to $158.1 billion at June 30, 2011 from $148.9 billion at December 31, 2010, primarily due to our continued purchases of seriously delinquent and modified loans from the mortgage pools underlying our PCs. Based on the amount of the recorded investment of these loans, approximately $74.6 billion, or 4.2%, of the single-family mortgage loans on our consolidated balance sheet as of June 30, 2011 were seriously delinquent, as compared to $84.2 billion, or 4.7%, as of December 31, 2010. The majority of these seriously delinquent loans are unsecuritized, and were purchased by us from our PC trusts. As guarantor, we have the right to purchase mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our purchases of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $81.8 billion at June 30, 2011 and $85.9 billion at December 31, 2010. Our multifamily loan activity in the three and six months ended June 30, 2011 primarily consisted of purchases of loans intended for securitization and sales of loans through Other Guarantee Transactions. We expect to continue to purchase and subsequently securitize multifamily loans, which supports liquidity for the multifamily market and affordability for multifamily rental housing, as our primary multifamily business strategy.

Table 23 summarizes our purchase and guarantee activity in mortgage loans. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

Table 23 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	UPB		UPB		UPB		UPB
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$40,345	60%	$53,661	67%	$103,243	61%	$119,275	70%
20-year amortizing fixed-rate	3,315	5	3,871	5	10,030	6	7,229	4
15-year amortizing fixed-rate	13,001	19	14,737	18	35,111	21	29,851	18
Adjustable-rate(2)	6,125	9	3,925	5	11,866	7	5,783	3
Interest-only(3)	—	—	499	1	—	—	820	<1
FHA/VA and other governmental	117	<1	349	<1	204	<1	3,132	2

Total single-family(4)	62,903	93	77,042	96	160,454	95	166,090	97

Multifamily	4,512	7	2,954	4	7,561	5	5,067	3

Total mortgage loan purchases and other guarantee commitment activity(5)	$67,415	100%	$79,996	100%	$168,015	100%	$171,157	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(6)	9%		8%		8%		11%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes additions of seriously delinquent loans and balloon/reset mortgages purchased out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (5) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first half of 2011 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Includes $13.3 billion and $11.0 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the six months ended June 30, 2011 and 2010, respectively.
(5)	Includes issuances of other guarantee commitments on single-family loans of $2.5 billion and $3.1 billion and issuances of other guarantee commitments on multifamily loans of $0.4 billion and $0.9 billion during the six months ended June 30, 2011 and 2010, respectively, which include our unsecuritized guarantees of HFA bonds under the TCLFP in 2010.
(6)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our single-family credit guarantee portfolio.

41	Freddie Mac

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 17.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations, or assignments prior to contractual maturity, and expiration of the derivatives at their contractual maturity. We also classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets in derivative assets, net and derivative liabilities, net. See “NOTE 11: DERIVATIVES” for additional information regarding our derivatives.

Table 24 shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions as of June 30, 2011. A positive fair value in Table 24 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

42	Freddie Mac

Table 24 — Derivative Fair Values and Maturities

	June 30, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$199,851	$2,260	$151	$590	$931	$588
Weighted average fixed rate(4)			1.31%	1.22%	2.21%	3.60%
Forward-starting swaps(5)	15,907	440	—	—	(1)	441
Weighted average fixed rate(4)			—	0.59%	1.09%	4.51%

Total receive-fixed	215,758	2,700	151	590	930	1,029

Basis (floating to floating)	3,275	4	—	1	3	—
Pay-fixed:
Swaps	302,831	(18,263)	(136)	(1,261)	(4,880)	(11,986)
Weighted average fixed rate(4)			2.90%	1.68%	3.28%	4.07%
Forward-starting swaps(5)	19,039	(2,489)	—	—	—	(2,489)
Weighted average fixed rate(4)			—	—	—	5.37%

Total pay-fixed	321,870	(20,752)	(136)	(1,261)	(4,880)	(14,475)

Total interest-rate swaps	540,903	(18,048)	15	(670)	(3,947)	(13,446)

Option-based:
Call swaptions
Purchased	103,825	8,260	4,084	2,001	816	1,359
Written	23,025	(780)	(18)	(694)	(68)	—
Put swaptions
Purchased	73,475	1,714	117	427	484	686
Written	6,000	—	—	—	—	—
Other option-based derivatives(6)	41,861	1,514	5	—	—	1,509

Total option-based	248,186	10,708	4,188	1,734	1,232	3,554

Futures	105,169	(46)	(46)	—	—	—
Foreign-currency swaps	2,184	327	101	226	—	—
Commitments(7)	34,361	55	55	—	—	—
Swap guarantee derivatives	3,733	(36)	—	(1)	(1)	(34)

Subtotal	934,536	(7,040)	$4,313	$1,289	$(2,716)	$(9,926)

Credit derivatives	11,383	(2)

Subtotal	945,919	(7,042)
Derivative interest receivable (payable), net		(1,347)
Trade/settle receivable (payable), net		6
Derivative collateral (held) posted, net		8,221

Total	$945,919	$(162)

(1)	Fair value is categorized based on the period from June 30, 2011 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily includes purchased interest rate caps and floors.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

At June 30, 2011, the net fair value of our total derivative portfolio was $(0.2) billion, as compared to $(1.1) billion at December 31, 2010. During the six months ended June 30, 2011, the fair value of our total derivative portfolio increased primarily due to additional cash collateral we posted to our counterparties during this period, partially offset by declines in interest rates. See “NOTE 11: DERIVATIVES — Table 11.1 — Derivative Assets and Liabilities at Fair Value” for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at June 30, 2011 and December 31, 2010.

43	Freddie Mac

Table 25 summarizes the changes in derivative fair values.

Table 25 — Changes in Derivative Fair Values

	Six Months Ended
	June 30,(1)
	2011	2010
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(6,560)	$(2,267)
Net change in:
Commitments(2)	75	(1)
Credit derivatives	(9)	(4)
Swap guarantee derivatives	—	(1)
Other derivatives:(3)
Changes in fair value	(1,213)	(5,816)
Fair value of new contracts entered into during the period(4)	576	(324)
Contracts realized or otherwise settled during the period	89	99

Ending balance, at June 30 — Net asset (liability)	$(7,042)	$(8,314)

(1)	Refer to “Table 24 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2011. At June 30, 2011, fair value in this table excludes derivative interest receivable or (payable), net of $(791) million, trade/settle receivable or (payable), net of $17 million, and derivative cash collateral posted, net of $8.4 billion.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $5.9 billion at June 30, 2011 from $7.1 billion at December 31, 2010. In recent periods, the volume of our single-family REO acquisitions has been less than it otherwise would have been due to delays caused by concerns about the foreclosure process. These delays in foreclosures continued in the first half of 2011, particularly in states that require a judicial foreclosure process. We expect these delays in the foreclosure process will likely continue at least through the remainder of 2011. However, we expect our REO inventory to remain at elevated levels, as we have a large inventory of significantly delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during the next few quarters as our servicers work through their foreclosure-related issues. To the extent a large inventory of loans completes the foreclosure process, such an increase in REO inventory could have a negative impact on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in all subsequent quarters, including in the second quarter of 2011. Our valuation allowance increased by $658 million during the six months ended June 30, 2011 to $33.9 billion, primarily attributable to an increase in temporary differences during the period. As of June 30, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.9 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

IRS Examinations

Prior to 2011, the IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. On July 6, 2011, the U.S. Tax Court

44	Freddie Mac

issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice is December 12, 2011. We currently believe adequate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 13: INCOME TAXES.”

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets decreased to $8.4 billion as of June 30, 2011 from $10.9 billion as of December 31, 2010 primarily because of a decrease in servicer receivables resulting from lower loan liquidations on mortgage loans held by consolidated trusts. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

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

45	Freddie Mac

Table 26 presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type based on the UPB of the securities.

Table 26 — Freddie Mac Mortgage-Related Securities(1)(2)

	June 30, 2011			December 31, 2010
	Issued by	Issued by		Issued by	Issued by
	Consolidated	Non-Consolidated		Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Trusts	Trusts	Total
	(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,182,288	$—	$1,182,288	$1,213,448	$—	$1,213,448
20-year amortizing fixed-rate	67,525	—	67,525	65,210	—	65,210
15-year amortizing fixed-rate	251,030	—	251,030	248,702	—	248,702
Adjustable-rate(3)	64,367	—	64,367	61,269	—	61,269
Interest-only(4)	67,593	—	67,593	79,835	—	79,835
FHA/VA and other governmental	3,486	—	3,486	3,369	—	3,369

Total single-family	1,636,289	—	1,636,289	1,671,833	—	1,671,833

Multifamily	—	4,611	4,611	—	4,603	4,603

Total single-family and multifamily	1,636,289	4,611	1,640,900	1,671,833	4,603	1,676,436

Other Guarantee Transactions:
HFA bonds:(5)
Single-family	—	6,144	6,144	—	6,168	6,168
Multifamily	—	1,093	1,093	—	1,173	1,173

Total HFA bonds	—	7,237	7,237	—	7,341	7,341
Other:
Single-family(6)	14,240	4,038	18,278	15,806	4,243	20,049
Multifamily	—	14,718	14,718	—	8,235	8,235

Total Other Guarantee Transactions	14,240	18,756	32,996	15,806	12,478	28,284

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(7)	—	852	852	—	857	857

Total Freddie Mac Mortgage-Related Securities	$1,650,529	$31,456	$1,681,985	$1,687,639	$25,279	$1,712,918

Less: Repurchased Freddie Mac Mortgage-Related Securities(8)	(166,113)			(170,638)

Total UPB of debt securities of consolidated trusts held by third parties	$1,484,416			$1,517,001

(1)	Based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes other guarantee commitments for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria.
(3)	Includes $1.2 billion and $1.3 billion in UPB of option ARM mortgage loans as of June 30, 2011 and December 31, 2010, respectively. See endnote (6) for additional information on option ARM loans that back our Other Guarantee Transactions.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by non-agency mortgage-related securities that include prime, FHA/VA and subprime mortgage loans and also include $7.9 billion and $8.4 billion in UPB of securities backed by option ARM mortgage loans at June 30, 2011 and December 31, 2010, respectively.
(7)	Backed by FHA/VA loans.
(8)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust securities, based on UPB, was approximately 92% at both June 30, 2011 and December 31, 2010. Because mortgage interest rates remained relatively low in the first half of 2011, the majority of newly issued Freddie Mac single-family mortgage-related securities in 2011 were backed by refinance mortgages. During the first half of 2011, the UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 4.4%, on an annualized basis, as our new issuances have not been sufficient to replace the liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $14.7 billion as of June 30, 2011 from $8.2 billion as of December 31, 2010, due to increased multifamily loan securitization activity.

46	Freddie Mac

Table 27 presents issuances and extinguishments of debt securities of our consolidated trusts held by third parties during the three and six months ended June 30, 2011 and 2010.

Table 27 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,497,849	$1,543,062	$1,517,001	$1,564,093
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	36,517	53,603	98,308	122,027
20-year amortizing fixed-rate	3,147	4,006	9,390	6,879
15-year amortizing fixed-rate	15,648	14,170	35,514	27,377
Adjustable-rate	6,216	3,835	11,862	5,605
Interest-only	—	473	152	757
FHA/VA	—	1	160	1,075
Debt securities of consolidated trusts retained by us at issuance	(313)	(481)	(6,658)	(2,791)

Net issuances of debt securities of consolidated trusts	61,215	75,607	148,728	160,929
Reissuances of debt securities of consolidated trusts previously held by us(2)	11,977	8,449	36,553	16,360

Total issuances to third parties of debt securities of consolidated trusts	73,192	84,056	185,281	177,289
Extinguishments, net(3)	(86,625)	(90,169)	(217,866)	(204,433)

Ending balance of debt securities of consolidated trusts held by third parties	$1,484,416	$1,536,949	$1,484,416	$1,536,949

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of June 30, 2011 and 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities decreased to $7.2 billion as of June 30, 2011 from $8.1 billion as of December 31, 2010 primarily because of a decrease in servicer liabilities and accounts payable and accrued expenses during the first half of 2011. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

Table 28 presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 28 — Changes in Total Equity (Deficit)

						Six Months
	Three Months Ended					Ended
	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10	06/30/11
	(in millions)

Beginning balance	$1,237	$(401)	$(58)	$(1,738)	$(10,525)	$(401)
Net income (loss)	(2,139)	676	(113)	(2,511)	(4,713)	(1,463)
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	903	1,941	1,097	3,781	4,097	2,844
Changes in unrealized gains (losses) related to cash flow hedge relationships	135	132	153	164	184	267
Changes in defined benefit plans	1	(9)	19	2	2	(8)

Total comprehensive income (loss)	(1,100)	2,740	1,156	1,436	(430)	1,640
Capital draw funded by Treasury	—	500	100	1,800	10,600	500
Senior preferred stock dividends declared	(1,617)	(1,605)	(1,603)	(1,561)	(1,293)	(3,222)
Other	2	3	4	5	(90)	5

Total equity (deficit) / Net worth	$(1,478)	$1,237	$(401)	$(58)	$(1,738)	$(1,478)

Aggregate draws under the Purchase Agreement(1)	$63,700	$63,700	$63,200	$63,100	$61,300	$63,700
Aggregate senior preferred stock dividends paid to Treasury in cash	$13,248	$11,631	$10,026	$8,423	$6,862	$13,248
Percentage of dividends paid to Treasury in cash to aggregate draws	21%	18%	16%	13%	11%	21%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

Net unrealized losses in AOCI on our available-for-sale securities decreased by $0.9 billion and $2.8 billion during the three and six months ended June 30, 2011, respectively, primarily due to fair value gains related to the movement of

47	Freddie Mac

non-agency mortgage-related securities with unrealized losses towards maturity and the impact of a decline in interest rates, partially offset by the impact of widening OAS levels on our non-agency mortgage-related securities. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our closed cash flow hedge relationships decreased by $135 million and $267 million during the three and six months ended June 30, 2011, respectively, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in our 2010 Annual Report, our Quarterly Report on Form 10-Q for the first quarter of 2011, and in this Form 10-Q for additional information regarding these and other risks.

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

Institutional Credit Risk

In recent periods, challenging market conditions adversely affected the liquidity and financial condition of our counterparties. The concentration of our exposure to our counterparties has increased in recent periods due to industry consolidation and counterparty failures. In addition, previously highly-rated mortgage insurers have been downgraded in prior periods due to their weakened financial condition. As a result, we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties. The failure of any of our primary counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

Our exposure to mortgage seller/servicers remained high during the six months ended June 30, 2011 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We rely on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a prudent and timely manner.

Our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

Non-Agency Mortgage-Related Security Issuers

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

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize.

As previously disclosed, we joined an investor group that delivered a notice of non-performance in 2010 to The Bank of New York Mellon, as Trustee, and Countrywide Home Loans Servicing LP (now known as BAC Home Loans Servicing, LP), related to the possibility that certain mortgage pools backing certain mortgage-related securities issued by Countrywide Financial and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

48	Freddie Mac

On June 29, 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve all outstanding and potential claims related to alleged breaches of representations and warranties (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 530 Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions, including the receipt of a private letter ruling from the IRS. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict whether and to what extent challenges will be made to the settlement or the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained.

In connection with the settlement, Bank of America Corporation entered into an agreement with the investor group. Under this agreement, the investor group agreed, among other things, to use reasonable best efforts and to cooperate in good faith to effectuate the settlement, including to obtain final court approval. Freddie Mac was not a party to this agreement, but agreed to retract any previously delivered notices of non-performance upon final court approval of the settlement.

The court has directed that any objections to the settlement be filed no later than August 30, 2011. FHFA, after considering input from us and others, will determine whether or not to object to the proposed settlement.

On July 27, 2011, FHFA announced that it, as conservator of Freddie Mac and Fannie Mae, has filed a lawsuit in the federal district court for the Southern District of New York against UBS Americas, Inc., and related defendants alleging violations of federal securities laws in the sale of residential private-label mortgage-related securities to Freddie Mac and Fannie Mae. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in UBS securities.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the three and six months ended June 30, 2011 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 85% of our single-family purchase volume during the six months ended June 30, 2011. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank, N.A. accounted for 29%, 14%, 11%, and 10% respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume for the six months ended June 30, 2011. For the six months ended June 30, 2011, our top two multifamily lenders, CBRE Capital Markets, Inc., and Berkadia Commercial Mortgage LLC accounted for 21% and 13%, respectively, of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 85% of our multifamily purchase volume for the six months ended June 30, 2011. In July 2011, FHFA informed us that it expects us, going forward, to have in our agreements with sellers the ability to change base guarantee fees upon 90 days notice to sellers, if directed to do so by FHFA.

We have contractual arrangements with our seller/servicers under which they agree to provide us with mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. In addition, we may enter into agreements with certain of our seller/servicers to release specified loans in their servicing portfolios from certain repurchase obligations in exchange for one-time cash payments or seek other remedies with our seller/servicers in the future.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification

49	Freddie Mac

obligations to us. Pursuant to their repurchase obligations, our seller/servicers are obligated to repurchase mortgages sold to us when there has been a breach of the representations and warranties made to us with respect to the mortgages. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses realized on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages. In some cases, the ultimate amounts of recovery payments we have received from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. If a seller/servicer does not satisfy its repurchase or indemnification obligations with respect to a loan, we will be subject to the full range of credit risks posed by the loan if the loan fails to perform, including the risk that a mortgage insurer may deny or rescind coverage on the loan (if the loan is insured) and the risk that we will incur credit losses on the loan through the workout or foreclosure process.

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. The UPB of loans subject to repurchase requests issued to our single-family seller/servicers declined to approximately $3.1 billion as of June 30, 2011 from $3.8 billion as of December 31, 2010, primarily because resolved requests of $6.1 billion exceeded our issuance of $5.4 billion of new requests for the six months ended June 30, 2011. As measured by UPB, approximately 43% and 34% of the repurchase requests outstanding at June 30, 2011 and December 31, 2010, respectively, were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB amount because many of these requests are likely to be satisfied by reimbursement of our realized losses by seller/servicers, or rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests to also be less than the UPB of the loans. As of June 30, 2011, a significant portion of the repurchase requests outstanding more than four months relates to requests made because the mortgage insurer rescinded the mortgage insurance on the loan or denied the mortgage insurance claim. Our actual credit losses could increase should the mortgage insurance coverage not be reinstated and we fail to collect on these repurchase requests.

During the six months ended June 30, 2011, we recovered amounts that covered losses with respect to $2.4 billion of UPB of loans subject to our repurchase requests. At June 30, 2011 and December 31, 2010, four of our largest single-family seller/servicers collectively had approximately 47% and 32%, respectively, of their repurchase obligations outstanding for more than four months since issuance of our initial repurchase request, as measured by the UPB of loans associated with our repurchase requests. During 2010, we entered into agreements with certain of our seller/servicers to release specified loans in their servicing portfolios from certain repurchase obligations in exchange for one-time cash payments.

In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain of our larger seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. While these provisions are in place for certain of our seller/servicers, it is too early to tell if these provisions will help in resolving future repurchase requests in a more timely manner or the impact they may have on the size or timing of our credit losses. In addition, we will implement a new monitoring process for our seller/servicers in the third quarter of 2011, which is intended to allow us to better evaluate our servicers and remediate issues concerning performance. We continue to review loans and pursue our rights to issue repurchase requests to our counterparties, as appropriate.

Our estimate of probable incurred losses for exposures to seller/servicer repurchase obligations is considered in our allowance for loan losses as of June 30, 2011 and December 31, 2010; however, our actual losses may be different than our estimates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for further information.

On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. Prior to that date, we had terminated TBW’s status as a seller/servicer of our loans. We had exposure to TBW with respect to its loan repurchase obligations. We also had exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009.

50	Freddie Mac

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion related to current and projected repurchase obligations and approximately $440 million related to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represented miscellaneous costs and expenses incurred in connection with the termination of TBW’s status as a seller/servicer of our loans.

With the approval of FHFA, as Conservator, we entered into a proposed settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement, which is discussed below, was filed with the Bankruptcy Court for the Middle District of Florida on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011.

Under the terms of the settlement, we have been granted an unsecured claim in the TBW bankruptcy estate in the amount of $1.022 billion, largely representing our claims to past and future loan repurchase exposures. We estimate that this claim may result in a distribution to us of approximately $40-45 million, which is based on the plan of liquidation and disclosure statement filed with the court by TBW, indicating that general unsecured creditors are likely to receive a distribution of 3.3 to 4.4 cents on the dollar. We are also entitled to approximately $203 million on deposit in certain TBW bank accounts relating to our mortgage loans, $150 million of which we received on June 21, 2011 from the FDIC as receiver of Colonial Bank. We are required to assign ownership rights of certain escrow accounts associated with the serviced loans to TBW and certain of its creditors. The settlement also allows for our sale of TBW-related mortgage servicing rights and provides a formula for determining the amount of the proceeds, if any, to be allocated to third parties that have asserted interests in those rights. We estimate that during the third quarter of 2011, we will recognize approximately a $0.2 billion gain, representing the difference between the amounts that we assign, or pay, to TBW and their creditors and the liability recorded on our consolidated balance sheet.

At June 30, 2011, we estimate our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been adjusted in our financial statements to their net realizable value through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors may file an action to recover certain funds paid to us prior to the TBW bankruptcy. However, no actions against Freddie Mac related to Ocala have been initiated in bankruptcy court or elsewhere to recover assets. Based on court filings and other information, we understand that Ocala or its creditors may attempt to assert fraudulent transfer and other possible claims totaling approximately $840 million against us related to funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts. We also understood that Ocala might attempt to make claims against us asserting ownership of a large number of loans that we purchased from TBW. The order approving the settlement provides that nothing in the settlement shall be construed to limit, waive or release Ocala’s claims against Freddie Mac, except for TBW’s claims and claims arising from the allocation of the loans discussed above to Freddie Mac.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers, directors, and employees. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery is proceeding.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of June 30, 2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 14%, and 12%, respectively, of our single-family mortgage loans, as of June 30, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

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

51	Freddie Mac

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

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loan workout efforts, including under the MHA Program and the recent servicing alignment initiative, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. During the first half of 2011, there have been several regulatory developments that have affected and will continue to significantly impact our single-family mortgage servicers. For more information on regulatory and other developments in mortgage servicing, and how these developments may impact our business, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

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

As of June 30, 2011, our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 51% of our multifamily mortgage portfolio.

In our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

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

Table 29 summarizes our exposure to mortgage insurers as of June 30, 2011. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. As of June 30, 2011, most of the coverage outstanding from mortgage insurance shown in Table 29 is attributed to primary policies rather than pool insurance policies.

52	Freddie Mac

Table 29 — Mortgage Insurance by Counterparty

			As of June 30, 2011
			Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$50.9	$31.0	$13.4
Radian Guaranty Inc.	B+	Negative	37.5	12.4	11.0
Genworth Mortgage Insurance Corporation	BB−	Negative	32.4	0.9	8.3
United Guaranty Residential Insurance Co.	BBB	Stable	28.5	0.3	7.0
PMI Mortgage Insurance Co. (PMI)	CCC−	Negative	26.3	2.3	6.6
Republic Mortgage Insurance Company (RMIC)	B+	Negative	21.8	2.2	5.5
Triad Guaranty Insurance Corp.(4)	Not rated	N/A	9.4	1.0	2.3
CMG Mortgage Insurance Co.	BBB	Negative	2.9	0.1	0.7

Total			$209.7	$50.2	$54.8

(1)	Except for PMI and RMIC, latest rating available as of July 22, 2011. PMI’s and RMIC’s credit rating and credit rating outlook reflect a S&P action on August 4, 2011 and August 1, 2011, respectively. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $1.3 billion and $0.7 billion during the six months ended June 30, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.4 billion and $1.5 billion as of June 30, 2011 and December 31, 2010, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 11% during the six months ended June 30, 2011, primarily due to payoffs and other liquidation events. We did not purchase pool insurance on single-family loans during the six months ended June 30, 2011. In recent periods, we also reached the maximum limit of recovery on certain of these policies.

Based on information we received from MGIC, we understand that MGIC may challenge our future claims under certain of their pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in Table 29. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.5 billion lower than the coverage outstanding amount set forth in Table 29. We expect this difference to increase but not to exceed approximately $0.7 billion.

Four of our mortgage insurers, including RMIC and PMI, have exceeded risk to capital ratios required by their state insurance regulators, and others may exceed regulatory limits in the future. Most, but not all, states have issued waivers to allow the companies to continue writing new business in their states, and Freddie Mac has, in certain circumstances, approved limited purpose affiliates to allow the companies to continue writing business in those states that have not issued waivers. Some of those state regulatory waivers are nearing their expiration dates.

On July 28, 2011, RMIC announced that its waiver of minimum state regulatory capital requirements will expire on August 31, 2011, and that it has not yet obtained necessary approvals to move production of new business to a separately capitalized subsidiary. RMIC stated that it is probable that its new business production will cease, at least temporarily, prior to August 31, 2011. RMIC also stated that, absent approval to underwrite new production through a separately capitalized subsidiary, it is most likely that RMIC’s existing book of business would be placed into run off operating mode. We notified RMIC that they were suspended as an approved insurer for Freddie Mac loans effective August 1, 2011.

We evaluate the near term recovery from insurance policies for mortgage loans that we hold on our consolidated balance sheet as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. Based upon currently available information, we believe that all of our mortgage insurance counterparties have the capacity to pay all claims as they become due in the normal course for the near term, except for claims obligations of Triad that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. To date, Triad’s regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so, which would result in the loss of a significant portion of the coverage provided by Triad and indicated in Table 29 above. In addition, we believe that certain of our other mortgage insurance counterparties may lack sufficient ability to fully meet all of their expected lifetime claims paying obligations to us over the long term as such claims emerge.

53	Freddie Mac

We believe at least one of our largest servicers entered into arrangements with two of our mortgage insurance counterparties for settlement of future rescission activity for certain mortgage loans. Under such agreements, servicers pay and/or indemnify mortgage insurers in exchange for the mortgage insurers agreeing not to issue mortgage insurance rescissions and /or denials of coverage related to origination defects on Freddie Mac-owned mortgages. For loans covered by these agreements, we may be at risk of additional loss to the extent we do not independently uncover loan defects and require lender repurchase for loans that otherwise would have resulted in mortgage insurance rescission. Additionally, this type of activity could result in negative financial impacts on our mortgage insurers’ ability to pay in some economic scenarios. In April 2011, we issued an industry letter to our servicers reminding them that they may not enter into these types of agreements without our consent. It is unclear how widespread this type of agreement between our servicers and mortgage insurers may become or how many loans it may impact.

Bond Insurers

Most of the non-agency mortgage-related securities we hold rely primarily on subordinated tranches to provide credit loss protection. Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering certain of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. Bond insurance exposes us to the risk that the bond insurer will be unable to satisfy claims.

Table 30 presents our coverage amounts of monoline bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses related to such a failure.

Table 30 — Monoline Bond Insurance by Counterparty

			June 30, 2011
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)

Ambac Assurance Corporation (Ambac)(3)	Not rated	N/A	$4.4	43%
Financial Guaranty Insurance Company (FGIC)(3)	Not rated	N/A	1.9	19
MBIA Insurance Corp.	B	Negative	1.4	14
Assured Guaranty Municipal Corp.	AA+	Stable	1.2	12
National Public Finance Guarantee Corp.	BBB	Developing	1.1	11
Syncora Guarantee Inc.(3)	Not rated	N/A	0.1	1

Total			$10.1	100%

(1)	Latest ratings available as of July 22, 2011. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Neither S&P nor Moody’s provide credit ratings for Ambac, FGIC, or Syncora Guarantee Inc., since these companies operate under regulatory supervision at June 30, 2011.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. We expect to receive substantially less than full payment of our claims from FGIC and Ambac due to adverse developments concerning these companies, both of which are currently not paying any of their claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively impacted, which may result in further impairment losses to be recognized on our investments in securities. We considered our expectations regarding our bond insurers’ ability to meet their obligations, including those of Ambac and FGIC, in making our impairment determinations at June 30, 2011 and December 31, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of June 30, 2011 and December 31, 2010, there were $53.4 billion and $91.6 billion, respectively, of cash and other non-

54	Freddie Mac

mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of June 30, 2011, these included:

•	$14.4 billion of cash equivalents invested in 32 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$6.0 billion of federal funds sold with four counterparties that had short-term S&P ratings of A-1 or above;

•	$1.3 billion of federal funds sold with one counterparty that had a short-term S&P rating of A-2;

•	$7.1 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-1 or above;

•	$19.2 billion of securities purchased under agreements to resell with eight counterparties that had short-term S&P ratings of A-2; and

•	$4.9 billion of cash deposited with the Federal Reserve Bank.

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

We seek to manage our exposure to institutional credit risk related to our OTC derivative counterparties using several tools, including:

•	review of external rating analyses;

•	strict standards for approving new derivative counterparties;

•	ongoing monitoring and internal analysis of our positions with, and credit rating of, each counterparty;

•	managing diversification mix among counterparties;

•	master netting agreements and collateral agreements; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.

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

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 due to industry consolidation and the failure of certain counterparties, and could further increase. Table 31 summarizes our exposure to our derivative counterparties, which represents the net

55	Freddie Mac

positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. At June 30, 2011, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 24 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2011, which includes both cash collateral held and posted by us, net.

Table 31 — Derivative Counterparty Credit Exposure

	As of June 30, 2011
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$54,831	$—	$—	5.8	$10 million or less
AA–	4	227,820	1,634	60	6.0	$10 million or less
A+	7	395,803	101	40	5.3	$1 million or less
A	3	98,758	15	13	6.0	$1 million or less

Subtotal(7)	17	777,212	1,750	113	5.6
Other derivatives(8)		130,613	—	—
Commitments(9)		34,361	121	121
Swap guarantee derivatives		3,733	—	—

Total derivatives(10)		$945,919	$1,871	$234

	As of December 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$53,975	$—	$—	6.8	$10 million or less
AA−	4	270,694	1,668	29	6.4	$10 million or less
A+	7	441,004	460	1	6.2	$1 million or less
A	3	177,277	16	2	5.2	$1 million or less

Subtotal(7)	17	942,950	2,144	32	6.1
Other derivatives(8)		244,640	—	—
Commitments(9)		14,292	103	103
Swap guarantee derivatives		3,614	—	—

Total derivatives(10)		$1,205,496	$2,247	$135

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on June 30, 2011, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $113 million. Our uncollateralized exposure as of December 31, 2010 was $32 million. Four counterparties each accounted for greater than 10% and collectively accounted for 94% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at June 30, 2011. These

56	Freddie Mac

counterparties were Barclays Bank PLC, Deutsche Bank, A.G., UBS A.G., and Goldman Sachs Bank USA, all of which were rated A or higher as of July 22, 2011.

As indicated in Table 31, approximately 94% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at June 30, 2011. The uncollateralized exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

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

As indicated in Table 31, the total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $121 million and $103 million at June 30, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

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

Single-Family Mortgage Credit Risk

Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. Despite the improvements in underwriting standards and borrower and loan credit characteristics in the past two years, our single-family quality control sampling and review continues to find loans with underwriting deficiencies. We meet with our seller/servicers that have higher than average rates of loans with deficiencies from our sampling to help ensure they make changes appropriate to their underwriting process. See “BUSINESS — Our Business” and “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2010 Annual Report for information about our charter requirements for single-family loans purchases, delegated underwriting, and our quality control monitoring.

Conditions in the mortgage market continued to remain challenging during the six months ended June 30, 2011. All single-family mortgage loans, especially those originated between 2005 and 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. Our serious delinquency rates remained high in the first half of 2011 compared to historical levels, primarily due to economic factors which adversely affected borrowers. Also contributing to high serious delinquency rates were: (a) delays related to servicer processing capacity constraints; (b) delays associated with the modification process; and (c) delays caused by concerns about the foreclosure process and other delays imposed by third parties. These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. While still at historically high levels, the UPB of our single-family non-

57	Freddie Mac

performing loans declined during the six months ended June 30, 2011, and the number of loans that transitioned to serious delinquency also declined.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 and $150,000 at June 30, 2011 and December 31, 2010, respectively. Our single-family mortgage purchases and other guarantee commitment activity in the second quarter of 2011 decreased by 18% to $62.9 billion, as compared to $77.0 billion in the second quarter of 2010. Approximately 90% of the single-family mortgages we purchased in the second quarter of 2011 were fixed-rate amortizing mortgages, based on UPB. Approximately 70% and 79% of the single-family mortgages we purchased in the three and six months ended June 30, 2011 were refinance mortgages, including approximately 26% and 28%, respectively, that were relief refinance mortgages, based on UPB.

An important safeguard against credit losses on mortgage loans in our single-family credit guarantee portfolio is provided by the borrowers’ equity in the underlying properties. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and, based upon historical information, is more likely to default than other borrowers. The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 20% and 18% as of June 30, 2011 and December 31, 2010, respectively. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.7% and 14.9% as of June 30, 2011 and December 31, 2010, respectively. Due to declines in home prices since 2006, we estimate that, as of June 30, 2011, approximately 46% of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of that date had current LTV ratios greater than 100%. In addition, as of June 30, 2011 and December 31, 2010, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 724 and 721, respectively.

A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of June 30, 2011 and December 31, 2010, approximately 15% and 14% of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 32 provides additional characteristics of single-family mortgage loans purchased during the three and six months ended June 30, 2011 and 2010, and of our single-family credit guarantee portfolio at June 30, 2011 and December 31, 2010.

58	Freddie Mac

Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Portfolio(2) at
	2011	2010	2011	2010	June 30, 2011	December 31, 2010

Original LTV Ratio Range(3)(4)

60% and below	29%	28%	31%	30%	23%	23%
Above 60% to 70%	16	16	17	16	16	16
Above 70% to 80%	46	48	44	46	43	43
Above 80% to 90%	5	5	5	5	9	9
Above 90% to 100%	4	3	3	3	8	8
Above 100%	<1	<1	<1	<1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	68%	68%	67%	68%	71%	71%

Estimated Current LTV Ratio Range(5)

60% and below					25%	27%
Above 60% to 70%					12	12
Above 70% to 80%					17	17
Above 80% to 90%					16	16
Above 90% to 100%					10	10
Above 100% to 110%					7	6
Above 110% to 120%					4	4
Above 120%					9	8

Total					100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)					79%	78%
All other mortgages					79%	78%
Total mortgages					79%	78%

Credit Score(3)(7)

740 and above	71%	68%	73%	69%	54%	53%
700 to 739	19	20	18	19	21	21
660 to 699	8	9	7	9	14	15
620 to 659	2	2	2	2	7	7
Less than 620	<1	1	<1	1	3	3
Not available	<1	<1	<1	<1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)	738	741	742	742	744	745
All other mortgages	755	752	757	753	733	732
Total mortgages	751	749	753	750	734	733

Loan Purpose

Purchase	30%	29%	21%	25%	30%	31%
Cash-out refinance	19	23	19	23	28	29
Other refinance(8)	51	48	60	52	42	40

Total	100%	100%	100%	100%	100%	100%

Property Type

Detached/townhome(9)	93%	93%	94%	93%	92%	92%
Condo/Co-op	7	7	6	7	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	89%	91%	91%	92%	91%	91%
Second/vacation home	5	5	4	5	5	5
Investment	6	4	5	3	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at both June 30, 2011 and December 31, 2010, are excluded from portfolio balance data since these securities are backed by non- Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative. See “Table 35 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(5)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	The ending balances of relief refinance mortgages comprised approximately 10% and 7% of our single-family credit guarantee portfolio as of June 30, 2011 and December 31, 2010, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased in the six months ended June 30, 2011 and 2010 was $206 million and $179 million, respectively.

59	Freddie Mac

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.5 billion and $11.8 billion at June 30, 2011 and December 31, 2010, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. The presence of a second lien mortgage can also increase the risk that a borrower will default.

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

The following paragraphs provide information on the interest-only, option ARM and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. At both June 30, 2011 and December 31, 2010, interest-only loans represented approximately 5% of the UPB of our single-family credit guarantee portfolio. We discontinued purchasing interest-only loans on September 1, 2010.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both June 30, 2011 and December 31, 2010, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $7.9 billion and $8.4 billion of option ARM securities underlying certain of our Other Guarantee Transactions at June 30, 2011 and December 31, 2010, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $13.3 billion and $11.0 billion of conforming jumbo loans during the six months ended June 30, 2011 and 2010, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of June 30, 2011 and December 31, 2010 was $46.7 billion and $37.8 billion, respectively. The average size of these loans was approximately $548,000 at both June 30, 2011 and December 31, 2010. Our purchases of conforming jumbo loans will likely decline beginning in the fourth quarter of 2011 if the temporary increase in limits on the size of loans we may purchase expires as scheduled on September 30, 2011. See “LEGISLATIVE AND REGULATORY MATTERS” for further information on the conforming loan limits.

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

60	Freddie Mac

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

We estimate that approximately $2.4 billion and $2.5 billion of security collateral underlying our Other Guarantee Transactions at June 30, 2011 and December 31, 2010, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At June 30, 2011 and December 31, 2010, we held $51.5 billion and $54.2 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 8% and 10% of these securities were investment grade at June 30, 2011 and December 31, 2010, respectively. The credit performance of loans underlying these securities has deteriorated significantly since the beginning of 2008 and has continued to deteriorate during the six months ended June 30, 2011. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $104.0 billion as of June 30, 2011 from $115.5 billion as of December 31, 2010. The UPB of our Alt-A loans declined in the first half of 2011 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of June 30, 2011, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO credit score at origination was 719. Although Alt-A mortgage loans comprised approximately 6% of our single-family credit guarantee portfolio as of June 30, 2011, these loans represented approximately 29% and 30% of our credit losses during the three and six months ended June 30, 2011, respectively. During the first quarter of 2011, we identified approximately $0.6 billion in UPB of single-family loans underlying certain Other Guarantee Transactions that had been previously reported in both the Alt-A and subprime categories. Commencing March 31, 2011, we no longer report these loans as Alt-A (but continue to report them as subprime) and we revised the prior periods to conform to the current period presentation.

We did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the six months ended June 30, 2011. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the product became available in 2009 to June 30, 2011, we purchased approximately $13.4 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $3.2 billion during the six months ended June 30, 2011.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At June 30, 2011 and December 31, 2010, we held investments of $17.8 billion and $18.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 16% and 22%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities has deteriorated significantly since the beginning of 2008 and has continued to deteriorate during the six months ended June 30, 2011. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such

61	Freddie Mac

based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio

Table 33 presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced since 2007.

Table 33 — Certain Higher-Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2011
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$356.4	104%	6.5%	9.3%
Categories (individual characteristics):
Alt-A(5)	104.0	104	7.4	11.7
Interest-only(6)	82.1	117	0.4	17.7
Option ARM(7)	9.0	118	3.4	21.6
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	112.5	108	7.4	8.3
Original LTV ratio greater than 90%, relief refinance mortgages(8)	50.3	104	0.1	0.9
Lower original FICO scores (less than 620)(8)	58.5	92	12.2	12.5

	As of December 31, 2010
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$368.8	100%	5.5%	10.3%
Categories (individual characteristics):
Alt-A(5)	115.5	99	5.7	12.2
Interest-only(6)	95.4	112	0.5	18.4
Option ARM(7)	9.4	115	3.1	21.2
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	117.8	105	6.3	9.1
Original LTV ratio greater than 90%, relief refinance mortgages(8)	36.5	101	0.1	0.7
Lower original FICO scores (less than 620)(8)	61.2	89	10.4	13.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default. For refinance mortgages, the original LTV ratios are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the lower of an appraisal or property sales price.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Delinquencies” for further information about our reported serious delinquency rates.
(5)	Loans within the Alt-A category continue to remain as such following modification, even though the borrower may have provided full documentation of assets and income to complete the modification.
(6)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post modification), primarily due to delays in processing.
(7)	Loans within the option ARM category continue to remain as such following modification, even though the modified loan no longer provides for optional payment provisions.
(8)	See endnotes (4) and (7) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above attributes comprised approximately 20% of our single-family credit guarantee portfolio as of both June 30, 2011 and December 31, 2010. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined approximately 3%, to $356.4 billion as of June 30, 2011 from $368.8 billion as of December 31, 2010. This decline was principally due to liquidations resulting from repayments, payoffs, and refinancing activity as well as liquidations resulting from foreclosure events and foreclosure alternatives, but was partially offset by increases in loans with original LTV ratios greater than 90% due to our relief refinance mortgage activity in the first half of 2011. The serious delinquency rates associated with these loans declined to 9.3% as of June 30, 2011 from 10.3% as of December 31, 2010.

62	Freddie Mac

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, as discussed below, under HARP we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements.

At June 30, 2011 and December 31, 2010, our credit-enhanced mortgages represented 14% and 15%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

We had recoveries associated with charged-off single-family loans of $1.5 billion and $1.4 billion during the six months ended June 30, 2011 and 2010, respectively, under our primary and pool mortgage insurance policies and other credit enhancements. During the six months ended June 30, 2011, the credit enhancement coverage for new purchases was lower than in periods before 2009, primarily as a result of the high refinance activity during the first half of 2011. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios, and are more likely to have a LTV ratio below 80% and not require credit protection as specified in our charter. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property for certain of these loans.

See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio as of June 30, 2011 and December 31, 2010.

Other Credit Risk Management Activities

To compensate us for higher levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. We announced delivery fee increases in the fourth quarter of 2010 that became effective March 1, 2011 (or later, as outstanding contracts permit) for loans with higher LTV ratios. These increased fees do not apply to relief refinance mortgages with settlement dates on or after July 1, 2011.

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

63	Freddie Mac

Table 34 presents the number of single-family loans that completed modification or were in trial periods under HAMP as of June 30, 2011 and December 31, 2010.

Table 34 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	June 30, 2011		December 31, 2010
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$29,662	134,282	$23,635	107,073
Loans in the HAMP trial period	$3,460	16,106	$4,905	22,352

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the borrower’s monthly payment was reduced on average by an estimated $563, which amounts to an average of $6,756 per year, and a total of $907 million in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years, and borrowers whose payments were adjusted below current market levels will have their payment gradually increased after the fifth year to a rate consistent with the market rate at the time of modification. We bear the cost associated with the borrowers’ payment reductions. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

The number of our loans in the HAMP trial period declined to 16,106 as of June 30, 2011 from 22,352 as of December 31, 2010. A large number of borrowers entered into trial period plans when the program was initially introduced in 2009, and significantly fewer new borrowers entered into HAMP trial period plans after 2009. Consequently, we expect fewer borrowers will complete a HAMP modification during 2011 than 2010, since a large number of the delinquent borrowers that were eligible for the program have already completed the trial period or attempted to do so, but failed. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. For more information on our HAMP modifications, including redefault rates on these loans, see “Single-Family Loan Workouts.”

Home Affordable Refinance Program

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

The relief refinance initiative is our implementation of HARP. HARP is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios of 80% and below to participate. HARP loans may not perform as well as other refinance mortgages over time due, in part, to the continued high LTV ratios of these loans. Through our relief refinance initiative, we offer this refinancing option only for qualifying mortgage loans that we hold or guarantee. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements.

The implementation of the relief refinance mortgage product has resulted in a higher volume of purchases and increased delivery fees from the new loans than we would expect in the absence of the program. However, we believe the net effect of the refinance activity on our financial results has not been significant.

64	Freddie Mac

Table 35 below presents the composition of our purchases of refinanced single-family loans during the six months ended June 30, 2011 and 2010.

Table 35 — Single-Family Refinance Loan Volume(1)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Relief refinance mortgages:
Above 105% LTV ratio	$4,638	20,072	3.3%	$1,376	5,736	1.0%
Above 80% to 105% LTV ratio	18,431	85,328	14.1	18,998	81,913	13.8
80% and below LTV ratio	22,269	137,053	22.7	19,749	110,627	18.7

Total relief refinance mortgages	$45,338	242,453	40.1%	$40,123	198,276	33.5%

Total refinance loan volume(2)	$125,399	604,493	100%	$122,377	591,936	100%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 40% and 34%, based on the number of loans, of our total refinance volume during the six months ended June 30, 2011 and 2010, respectively. Relief refinance mortgages with LTV ratios above 80% represented approximately 14% and 12% of our total single-family credit guarantee portfolio purchases, based on UPB, during the six months ended June 30, 2011 and 2010, respectively. Relief refinance mortgages comprised approximately 10% and 7% of the UPB in our total single-family credit guarantee portfolio at June 30, 2011 and December 31, 2010, respectively.

Home Affordable Foreclosure Alternatives Program

HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a trial period, failed to complete their HAMP trial period, or defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. HAFA took effect in April 2010 and ends on December 31, 2012. We began our implementation of this program in August 2010. We completed a small number of HAFA transactions on our single-family mortgage loans during the first half of 2011.

Hardest Hit Fund

In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create programs to assist homeowners in those states that have been hit hardest by the housing crisis and economic downturn. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. Based on information provided to us by our seller/servicers, we believe participation in these programs by our borrowers has been limited through June 30, 2011.

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

The costs we incur related to loan modifications and other activities under HAMP have been, and will likely continue to be, significant for the following reasons:

•	Except for certain Other Guarantee Transactions and loans underlying our other guarantee commitments, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentive fees and we will not receive a reimbursement of these costs from Treasury. We paid $113 million of servicer and borrower incentive fees during the six months ended June 30, 2011, as compared to $85 million of such fees during the six months ended June 30, 2010. We also have the potential to incur additional servicer incentive fees and borrower incentive fees as long as the borrower remains current on a loan

65	Freddie Mac

modified under HAMP. As of June 30, 2011, we accrued $116 million for both initial fees and recurring incentive fees not yet due.

•	Under HAMP, we typically provide concessions to borrowers, including interest rate reductions and forbearance of principal. To the extent borrowers successfully obtain HAMP modifications, we will continue to experience high volumes of TDRs, similar to our experience during 2010 and the six months ended June 30, 2011.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For those borrowers who redefault or who do not complete the trial period and do not qualify for another loan workout, HAMP will have delayed the resolution of the loans through the foreclosure process. If home prices decline while these events take place, such delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	Non-GSE mortgages modified under HAMP include mortgages backing our investments in non-agency mortgage-related securities. Such modifications reduce the monthly payments due from affected borrowers, and thus reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement).

Single-Family Loan Workouts

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

We require our single-family seller/servicers to first evaluate problem loans for possible reinstatement, a repayment plan, or a forbearance agreement before considering a modification under HAMP. If a borrower is not eligible for a modification under HAMP, the borrower is considered for modification under our other loan modification programs. If the borrower is not eligible for any such programs, the loan is considered for other workout options. During the six months ended June 30, 2011, we helped more than 116,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 61,000 foreclosures.

66	Freddie Mac

Table 36 presents volumes of single-family workouts, serious delinquency, and foreclosures for the three and six months ended June 30, 2011 and 2010.

Table 36 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Number of	Loan	Number of	Loan	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications(2)
with no change in terms(3)	1,058	$190	1,212	$205	2,323	$409	1,949	$321
with extension of loan terms	4,528	836	5,494	940	9,808	1,797	9,455	1,597
with reduction of contractual interest rate	8,720	1,942	14,261	3,202	18,085	4,076	28,175	6,244
with rate reduction and term extension	11,061	2,461	19,511	4,273	24,664	5,494	35,710	7,846
with rate reduction, term extension and principal forbearance	5,682	1,520	9,084	2,373	11,327	3,025	18,501	4,838

Total loan modifications(4)	31,049	6,949	49,562	10,993	66,207	14,801	93,790	20,846
Repayment plans(5)	7,981	1,157	7,455	1,090	17,080	2,443	16,216	2,358
Forbearance agreements(6)	3,709	703	12,815	2,695	11,387	2,229	21,673	4,551

Total home retention actions:	42,739	8,809	69,832	14,778	94,674	19,473	131,679	27,755

Foreclosure alternatives:
Short sale	10,894	2,515	9,450	2,240	21,515	5,003	16,407	3,849
Deed-in-lieu transactions	144	25	92	15	229	40	199	31

Total foreclosure alternatives	11,038	2,540	9,542	2,255	21,744	5,043	16,606	3,880

Total single-family loan workouts	53,777	$11,349	79,374	$17,033	116,418	$24,516	148,285	$31,635

Delinquent loan additions	87,813		123,175		185,459		274,116

Single-family foreclosures(7)	30,139		37,718		61,226		70,019

Delinquent loans, at period end	417,457		492,500		417,457		492,500

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	Includes approximately 24,000 and 40,000 TDRs during the three months ended June 30, 2011 and 2010, respectively, and approximately 51,000 and 67,000 TDRs during the six months ended June 30, 2011 and 2010, respectively.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 20,342 and 22,323 borrowers as of June 30, 2011 and 2010, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before a loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in home retention actions, particularly loan modifications, and increases in short sales during the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively. Loan modifications may include the additions of past due amounts to principal, interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used forbearance in the first half of 2011 and did not use principal reduction in modifying our loans. We bear the costs of these activities, including the cost of any monthly payment reductions.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $63 billion as of June 30, 2011 from $52 billion as of December 31, 2010. The number of modified loans in our single-family credit guarantee portfolio has been increasing and such loans comprised approximately 2.6% and 2.1% of our single-family credit guarantee portfolio as of June 30, 2011 and December 31, 2010, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 121% and the serious delinquency rate on these loans was 16% as of June 30, 2011. Table 37 presents the reperformance rate of modified single-family loans in each of the last eight quarterly periods.

67	Freddie Mac

Table 37 — Reperformance Rates(1) of Modified Single-Family Loans

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	95%	94%	93%	94%	95%	94%	96%	—
6 to 8 months		92	92	91	93	93	93	—
9 to 11 months			90	89	90	90	92	—
12 to 14 months				87	88	88	91	—
15 to 17 months					86	86	89	—
18 to 20 months						85	87	—
21 to 23 months							85	—
24 to 26 months								—

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	93%	94%	93%	93%	94%	90%	88%	73%
6 to 8 months		89	90	86	87	82	78	64
9 to 11 months			85	82	80	75	71	58
12 to 14 months				78	77	69	66	55
15 to 17 months					74	66	61	51
18 to 20 months						64	59	48
21 to 23 months							57	47
24 to 26 months								46

	Quarter of Loan Modification Completion(2)
Total (HAMP and non-HAMP):	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009	3Q 2009	2Q 2009

Time since modification–
3 to 5 months	95%	94%	93%	94%	95%	92%	89%	73%
6 to 8 months		90	91	90	92	88	79	64
9 to 11 months			88	87	88	84	72	58
12 to 14 months				85	86	80	67	55
15 to 17 months					84	78	62	51
18 to 20 months						76	61	48
21 to 23 months							59	47
24 to 26 months								46

(1)	Represents the percentage of loans that are current or less than three monthly payments past due as well as those paid-in-full or repurchased. Excludes those loan modification activities for which the borrower has started the required process, but the modification has not been made permanent, or effective, such as loans in the trial period under HAMP.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us, which in certain cases may be delayed by a backlog in servicer processing of modifications. In the second quarter of 2011, we revised the calculation of reperformance rates to better account for remodified loans, or those where a borrower has received a second modification. The revised calculation reflects the status of each modification separately. In the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that became seriously delinquent, transitioned to REO, or completed a loss-producing foreclosure alternative, and is the inverse of the reperformance rate. As of June 30, 2011, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during 2010, 2009, and 2008 was 14%, 46%, and 65%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of June 30, 2011, the redefault rate for loans modified under HAMP in 2010 and 2009 was approximately 12% and 15%, respectively. These redefault rates may not be representative of the future performance of modified loans, including those modified under HAMP. We believe the redefault rate for loans modified in 2010, 2009, and 2008, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to develop consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. In April 2011, pursuant to this directive, FHFA announced a new set of aligned standards for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae that are designed to help servicers do a better job of communicating and working with troubled borrowers and to bring greater accountability to the servicing industry. These standards will provide for earlier and more frequent communication with borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, a consistent approach to modifications, and consistent timelines for processing foreclosures. These standards will result in the alignment of our processes for both HAMP and non-HAMP workouts, and will be implemented over the course of 2011 and into 2012.

68	Freddie Mac

Under these new servicing standards, servicers will be subject to incentives and compensatory fee assessments with respect to servicer performance. These incentives will likely result in our payment of increased fees to our seller/servicers, but these fees will be at least partially mitigated by compensatory fees paid to us by our servicers that do not perform as required.

We anticipate implementing the new non-HAMP modification initiative beginning in the fourth quarter of 2011. This initiative will require a three month trial period for our new non-HAMP modifications. Consequently, we expect to experience a temporary decline in completed modification volume, as many borrowers will be in the process of completing the trial period of this non-HAMP modification initiative. This new modification program is expected to result in a higher volume of modifications where we partially forbear principal until the borrower sells the home or refinances or pays off the mortgage. In addition, the new modification initiative will allow for a change of contractual interest rates to a current market rate whereas, our previous initiative allowed for reduction of contractual interest rates to as low as 2%.

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our seller/servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is current under the modified terms. Single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

Our single-family delinquency rates include all single-family loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter the HAMP trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications have impacted our reported serious delinquency rate. As discussed above in “Single-Family Loan Workouts,” we anticipate implementing a new non-HAMP loan modification initiative that will include a trial period comparable to that of our HAMP modification initiative. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Temporary actions to suspend foreclosure transfers of occupied homes, increases in foreclosure process timeframes, process requirements of HAMP, and general constraints on servicer capacity caused loans to remain in seriously delinquent status for longer periods than prior to 2008, before such actions and delays arose. This has caused our single-family serious delinquency rates to be higher in recent periods than they otherwise would have been. Delays in foreclosure relating to the concerns about the foreclosure process have also had a similar effect on our single-family serious delinquency rates. As of June 30, 2011 and December 31, 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 72% and 66%, respectively.

Table 38 presents delinquency rates for our single-family credit guarantee portfolio.

Table 38 — Single-Family Serious Delinquency Rates

	As of June 30, 2011		As of December 31, 2010
		Serious		Serious
	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate	of Portfolio	Rate

Single-family:
Non-credit-enhanced	86%	2.75%	85%	3.01%
Credit-enhanced	14	7.67	15	8.27

Total single-family credit guarantee portfolio(1)	100%	3.50	100%	3.84

(1)	As of June 30, 2011 and December 31, 2010, approximately 67% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

69	Freddie Mac

Serious delinquency rates of our single-family credit guarantee portfolio declined slightly to 3.50% as of June 30, 2011 from 3.84% as of December 31, 2010. Serious delinquency rates for interest-only and option ARM products, which together represented approximately 5% of our total single-family credit guarantee portfolio at June 30, 2011, were 17.7% and 21.6%, respectively, at June 30, 2011, compared with 18.4% and 21.2%, respectively, at December 31, 2010. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, which is a more traditional mortgage product, were approximately 3.7% and 4.0% at June 30, 2011, and December 31, 2010, respectively. The slight improvement in the single-family serious delinquency rate during the second quarter of 2011 was primarily due to a continued high volume of loan modifications, significant volumes of foreclosure transfers, and a slowdown in new serious delinquencies. Although the volume of new serious delinquencies declined in each of the past several quarters, our serious delinquency rate remains high, reflecting continued stress in the housing and labor markets.

In certain states our single-family serious delinquency rates have remained persistently high. As of June 30, 2011, single-family loans in Arizona, California, Florida, and Nevada comprised 26% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 6.3%. During the six months ended June 30, 2011, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices since 2006 than those homeowners that have built up equity in their homes over time.

70	Freddie Mac

Table 39 presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2011
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$43	$416	$459	92%	4.1%	6.3%
All other states	61	1,285	1,346	75	2.2	2.7
Year of origination:
2011	—	105	105	70	—	<0.1
2010	—	361	361	71	<0.1	0.1
2009	<1	366	366	72	0.1	0.3
2008	9	131	140	90	3.4	4.9
2007	32	154	186	110	8.5	11.0
2006	28	111	139	109	7.7	10.3
2005	19	140	159	95	4.2	6.0
2004 and prior	16	333	349	60	2.1	2.5

	As of June 30, 2010
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$53	$421	$474	82%	2.3%	7.6%
All other states	80	1,316	1,396	70	1.4	3.0
Year of origination:
2010	—	122	122	68	—	<0.1
2009	<1	452	452	66	<0.1	0.1
2008	11	188	199	79	1.2	4.1
2007	41	200	241	95	4.1	11.0
2006	36	146	182	95	3.8	9.9
2005	24	183	207	83	2.1	5.7
2004 and prior	21	446	467	54	1.2	2.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)

Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$1,967	$2,445	$3,951	$4,192
All other states	1,139	1,406	2,381	2,566
Year of origination:
2011	—	—	—	—
2010	—	—	—	—
2009	35	9	67	14
2008	233	232	484	389
2007	1,139	1,325	2,315	2,277
2006	899	1,189	1,830	2,053
2005	534	767	1,104	1,419
2004 and prior	266	329	532	606

(1)	See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

71	Freddie Mac

Table 40 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of June 30, 2011 and December 31, 2010.

Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of June 30, 2011
			Current LTV Ratio(1)
	Current LTV Ratio(1) ≤ 80		of 81-100		Current LTV Ratio(1) > 100		Current LTV Ratio(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	0.9%	7.6%	0.8%	12.6%	1.0%	23.3%	2.7%	15.1%	13.6%
15- year amortizing fixed rate	0.2	4.2	<0.1	10.7	<0.1	18.2	0.2	1.9	4.8
ARMs/adjustable rate(4)	0.1	11.2	<0.1	16.9	<0.1	25.3	0.1	8.9	15.7
Interest-only(5)	<0.1	16.2	<0.1	22.6	0.1	36.6	0.1	0.7	31.3
Other(6)	<0.1	3.1	<0.1	7.4	0.1	11.6	0.1	3.7	4.9

Total FICO scores < 620	1.2	6.7	0.8	12.8	1.2	23.8	3.2	12.2	12.5

FICO scores of 620 to 659
20 and 30- year or more amortizing fixed rate	2.0	4.8	1.6	8.3	2.0	17.6	5.6	10.1	9.5
15- year amortizing fixed rate	0.6	2.5	<0.1	6.4	<0.1	14.2	0.6	1.0	2.8
ARMs/adjustable rate(4)	0.1	5.4	0.1	11.8	0.1	24.0	0.3	1.5	12.9
Interest-only(5)	<0.1	10.1	0.1	18.7	0.3	32.6	0.4	0.7	27.5
Other(6)	<0.1	2.0	<0.1	4.8	<0.1	4.9	<0.1	1.2	3.9

Total FICO scores of 620 to 659	2.7	4.1	1.8	8.7	2.4	18.9	6.9	8.0	9.1

FICO scores ≥ 660
20 and 30- year or more amortizing fixed rate	34.6	0.9	20.8	2.2	12.3	8.9	67.7	2.4	2.6
15- year amortizing fixed rate	12.6	0.4	1.0	1.1	0.2	6.0	13.8	0.1	0.5
ARMs/adjustable rate(4)	2.0	1.3	0.9	4.6	0.8	15.4	3.7	0.4	5.1
Interest-only(5)	0.5	3.4	0.9	9.2	2.6	21.3	4.0	0.3	16.2
Other(6)	<0.1	1.7	<0.1	1.5	0.1	1.4	0.1	0.4	1.4

Total FICO scores ≥ 660	49.7	0.7	23.6	2.5	16.0	10.7	89.3	1.7	2.5

FICO scores not available	0.3	4.2	0.2	11.1	0.1	20.2	0.6	4.9	8.5

All FICO scores
20 and 30- year or more amortizing fixed rate	37.8	1.4	23.2	3.2	15.3	11.1	76.3	3.6	3.7
15- year amortizing fixed rate	13.3	0.6	1.1	1.6	0.2	7.2	14.6	0.2	0.7
ARMs/adjustable rate(4)	2.2	2.0	1.0	5.9	1.0	17.0	4.2	0.8	6.0
Interest-only(5)	0.5	4.2	1.0	10.5	3.0	22.9	4.5	0.4	17.7
Other(6)	0.1	7.7	0.1	8.5	0.2	6.5	0.4	6.1	7.5

Total Single-family Credit Guarantee Portfolio(7)	53.9%	1.2%	26.4%	3.4%	19.7%	12.7%	100.0%	2.6%	3.5%

By Region(8)

FICO scores < 620:
North Central	0.2%	6.0%	0.2%	11.4%	0.2%	19.4%	0.6%	12.4%	11.7%
Northeast	0.4	8.7	0.2	17.5	0.3	27.1	0.9	12.8	13.7
Southeast	0.2	7.4	0.2	13.2	0.3	28.7	0.7	12.6	15.2
Southwest	0.2	5.1	0.1	10.1	0.1	19.1	0.4	8.7	7.8
West	0.2	4.7	0.1	10.3	0.3	21.5	0.6	14.7	12.8

Total FICO scores < 620	1.2	6.7	0.8	12.8	1.2	23.8	3.2	12.2	12.5

FICO scores of 620 to 659
North Central	0.4	3.7	0.4	7.9	0.5	14.3	1.3	7.8	8.1
Northeast	0.9	5.1	0.5	12.0	0.4	21.6	1.8	7.9	9.3
Southeast	0.5	4.9	0.3	9.0	0.6	23.5	1.4	8.1	11.7
Southwest	0.5	3.0	0.3	6.6	0.1	12.3	0.9	5.3	4.9
West	0.4	3.1	0.3	7.2	0.8	18.9	1.5	10.6	10.4

Total FICO scores of 620 to 659	2.7	4.1	1.8	8.7	2.4	18.9	6.9	8.0	9.1

FICO scores ≥ 660
North Central	8.1	0.6	5.0	2.1	3.0	6.8	16.1	1.4	1.9
Northeast	14.7	0.9	5.8	3.7	1.9	11.6	22.4	1.4	2.1
Southeast	7.0	1.1	4.1	2.7	3.8	14.1	14.9	1.8	4.1
Southwest	7.1	0.6	3.0	1.8	0.4	5.7	10.5	0.8	1.1
West	12.8	0.5	5.7	1.9	6.9	10.9	25.4	2.6	3.2

Total FICO scores ≥ 660	49.7	0.7	23.6	2.5	16.0	10.7	89.3	1.7	2.5

FICO scores not available	0.3	4.2	0.2	11.1	0.1	20.2	0.6	4.9	8.5

All FICO scores
North Central	8.7	1.0	5.6	3.0	3.8	8.8	18.1	2.4	2.8
Northeast	16.1	1.5	6.5	5.0	2.5	14.5	25.1	2.4	3.1
Southeast	7.7	1.7	4.7	3.8	4.8	16.5	17.2	3.0	5.4
Southwest	7.9	1.0	3.5	2.8	0.6	8.6	12.0	1.7	1.8
West	13.5	0.7	6.1	2.4	8.0	12.2	27.6	3.4	3.8

Total Single-family Credit Guarantee Portfolio(7)	53.9%	1.2%	26.4%	3.4%	19.7%	12.7%	100.0%	2.6%	3.5%

72	Freddie Mac

	As of December 31, 2010
			Current LTV Ratio(1)
	Current LTV Ratio(1) ≤ 80		of 81-100		Current LTV Ratio(1) > 100		Current LTV Ratio(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed rate	1.1%	8.6%	0.8%	15.1%	0.9%	27.5%	2.8%	12.9%	15.1%
15- year amortizing fixed rate	0.2	4.6	<0.1	11.8	<0.1	22.2	0.2	1.8	5.1
ARMs/adjustable rate(4)	0.1	12.2	<0.1	18.4	<0.1	28.6	0.1	7.6	16.9
Interest-only(5)	<0.1	17.6	0.1	25.3	0.1	39.9	0.2	0.9	33.3
Other(6)	<0.1	3.7	<0.1	8.5	0.1	13.2	0.1	3.1	5.6

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed rate	2.4	5.2	1.7	9.8	1.8	20.5	5.9	8.3	10.3
15- year amortizing fixed rate	0.6	2.6	<0.1	7.3	<0.1	16.6	0.6	0.9	3.0
ARMs/adjustable rate(4)	0.1	6.0	0.1	13.5	0.1	25.9	0.3	1.5	13.6
Interest-only(5)	<0.1	10.9	0.2	20.6	0.3	35.6	0.5	0.9	29.2
Other(6)	<0.1	2.6	<0.1	5.4	<0.1	5.3	<0.1	1.0	4.3

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores ≥ 660:
20 and 30- year or more amortizing fixed rate	36.5	1.0	20.0	2.8	10.4	10.4	66.9	1.9	2.8
15- year amortizing fixed rate	12.5	0.4	0.9	1.4	0.1	7.3	13.5	0.1	0.5
ARMs/adjustable rate(4)	1.9	1.6	0.8	5.4	0.8	17.0	3.5	0.4	5.6
Interest-only(5)	0.7	3.7	1.2	10.3	2.8	23.1	4.7	0.4	16.7
Other(6)	<0.1	2.1	<0.1	2.0	0.1	1.3	0.1	0.4	1.7

Total FICO scores ≥ 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
20 and 30- year or more amortizing fixed rate	40.2	1.6	22.6	3.9	13.2	13.1	76.0	2.9	4.0
15- year amortizing fixed rate	13.3	0.6	0.9	2.0	0.2	8.8	14.4	0.2	0.8
ARMs/adjustable rate(4)	2.1	2.4	1.0	7.0	0.9	18.7	4.0	0.8	6.7
Interest-only(5)	0.7	4.5	1.3	11.7	3.2	24.9	5.2	0.5	18.4
Other(6)	0.2	9.3	0.1	8.6	0.1	7.3	0.4	5.2	8.6

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

By Region(8)

FICO scores <620:
North Central	0.2%	7.1%	0.2%	13.7%	0.2%	22.5%	0.6%	10.9%	13.0%
Northeast	0.5	9.4	0.3	19.9	0.2	30.5	1.0	10.7	14.5
Southeast	0.2	8.4	0.2	15.5	0.3	31.9	0.7	10.7	16.4
Southwest	0.3	5.9	0.1	12.7	0.1	24.1	0.5	7.6	9.2
West	0.2	5.6	0.1	13.5	0.3	28.0	0.6	12.3	15.8

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
North Central	0.6	4.3	0.4	9.6	0.4	16.6	1.4	6.6	8.9
Northeast	0.9	5.4	0.6	13.7	0.3	23.2	1.8	6.4	9.6
Southeast	0.5	5.3	0.4	10.0	0.6	25.5	1.5	6.6	12.1
Southwest	0.6	3.4	0.3	8.1	0.1	15.3	1.0	4.5	5.6
West	0.5	3.5	0.3	9.6	0.8	23.7	1.6	8.5	12.7

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores ≥ 660:
North Central	8.9	0.7	4.9	2.8	2.3	7.9	16.1	1.2	2.1
Northeast	15.0	1.0	5.6	4.4	1.5	12.0	22.1	1.1	2.1
Southeast	7.4	1.2	4.1	3.0	3.6	15.1	15.1	1.4	4.1
Southwest	7.3	0.7	2.9	2.3	0.3	6.8	10.5	0.7	1.2
West	13.0	0.6	5.4	2.7	6.5	13.8	24.9	2.1	3.9

Total FICO scores ≥ 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
North Central	9.6	1.2	5.6	3.9	3.0	10.5	18.2	2.0	3.1
Northeast	16.6	1.6	6.4	6.0	2.0	15.4	25.0	1.9	3.2
Southeast	8.2	1.9	4.7	4.3	4.5	17.8	17.4	2.4	5.6
Southwest	8.2	1.2	3.4	3.6	0.5	10.9	12.1	1.5	2.1
West	13.9	0.9	5.8	3.4	7.6	15.5	27.3	2.7	4.7

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

73	Freddie Mac

Table 41 presents delinquency and default rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 41 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of June 30, 2011			As of December 31, 2010
		Serious	Foreclosure and		Serious	Foreclosure and
	Percentage	Delinquency	Short Sale	Percentage	Delinquency	Short Sale
Year of Loan Origination	of Portfolio	Rate	Rate(1)	of Portfolio	Rate	Rate(1)

2011	6%	0.01%	—%	—%	—%	—%
2010	20	0.12	0.01	18	0.05	—
2009	20	0.34	0.09	21	0.26	0.04
2008	8	4.94	1.72	9	4.89	1.26
2007	10	11.04	6.19	11	11.63	4.92
2006	8	10.28	5.99	9	10.46	5.00
2005	9	6.01	3.51	10	6.04	2.95
2004 and prior(2)	19	2.49	0.96	22	2.46	0.88

Total	100%	3.50%		100%	3.84%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to June 30, 2011 and December 31, 2010, respectively, divided by the number of loans in our single-family credit guarantee portfolio originated in that year.
(2)	The foreclosure and short sale rate for “2004 and prior” represents the rate associated with loans originated from 2000 to 2004.

At June 30, 2011, approximately 35% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated during these years experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of decreasing home sales and broadly declining home prices in the period shortly following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

The UPB of loans originated after 2008 comprised 46% of our portfolio as of June 30, 2011. Approximately 93% of the loans we purchased in our single-family credit guarantee portfolio during the six months ended June 30, 2011 were amortizing fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

Portfolio diversification, particularly by product and geographical areas, is an important aspect of our strategy to manage mortgage credit risk for multifamily loans. We monitor a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the LTV ratio, DSCR, geographic location and loan duration. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio. We also monitor the performance and risk concentrations of our multifamily loans and the underlying properties throughout the life of the loan.

74	Freddie Mac

Table 42 provides certain attributes of our multifamily mortgage portfolio at June 30, 2011 and December 31, 2010.

Table 42 — Multifamily Mortgage Portfolio — by Attribute

	UPB(1) at		Delinquency Rate(2) at
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Original LTV Ratio(3)	(dollars in billions)

Below 75%	$74.7	$72.0	0.19%	0.08%
75% to 80%	29.5	29.8	0.15	0.24
Above 80%	6.5	6.6	2.45	2.30

Total	$110.7	$108.4	0.31%	0.26%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates

2011	$1.0	$2.3	2.65%	0.97%
2012	3.8	4.1	0.20	0.82
2013	6.3	6.8	0.98	—
2014	8.2	8.5	0.03	0.02
2015	11.7	12.0	0.14	0.09
Beyond 2015	79.7	74.7	0.29	0.29

Total	$110.7	$108.4	0.31%	0.26%

Year of Acquisition or Guarantee(4)

2004 and prior	$14.4	$15.9	0.33%	0.31%
2005	7.6	7.9	—	—
2006	11.1	11.6	0.33	0.25
2007	20.5	20.8	0.92	0.97
2008	22.1	23.0	0.33	0.03
2009	14.7	15.2	—	—
2010	13.1	14.0	—	—
2011	7.2	N/A	—	N/A

Total	$110.7	$108.4	0.31%	0.26%

Current Loan Size Distribution

Above $25 million	$39.9	$39.6	0.22%	0.07%
Above $5 million to $25 million	61.4	59.4	0.34	0.38
$5 million and below	9.4	9.4	0.50	0.37

Total	$110.7	$108.4	0.31%	0.26%

Legal Structure

Unsecuritized loans	$81.8	$85.9	0.18%	0.11%
Non-consolidated Freddie Mac mortgage-related securities	19.3	12.8	0.89	1.30
Other guarantee commitments	9.6	9.7	0.23	0.23

Total	$110.7	$108.4	0.31%	0.26%

Credit Enhancement

Credit-enhanced	$27.2	$20.9	0.70%	0.85%
Non-credit-enhanced	83.5	87.5	0.19	0.12

Total	$110.7	$108.4	0.31%	0.26%

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(3)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(4)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. As of June 30, 2011 and December 31, 2010, approximately 83% and 85%, respectively, of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable-rates.

75	Freddie Mac

Because most multifamily loans require a significant lump sum payment of unpaid principal at maturity, the inability to refinance or pay off the loan at maturity is a serious concern for lenders. Although property values have increased in recent quarters, in some instances they are still well below the highs of a few years ago and are lower than when the loans were originally underwritten, particularly in areas where economic conditions remain weak. As a result, if property values do not continue to improve, borrowers may experience significant difficulty refinancing as their loans approach maturity, which could increase borrower defaults or increase modification volumes. As of June 30, 2011, approximately 90% of UPB in our multifamily mortgage portfolio matures in 2014 and beyond.

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications and extensions of loans are performed in an effort to minimize our losses and maximize our returns. During the first half of 2011, we extended and modified unsecuritized multifamily loans totaling $170 million in UPB, compared with $301 million during the six months ended June 30, 2010. Multifamily unsecuritized loan modifications during the first half of 2011 included: (a) $32 million in UPB for short-term loan extensions; and (b) $138 million in UPB for loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its delinquency status. At June 30, 2011, we had $988 million of multifamily loan UPB classified as TDRs on our consolidated balance sheets, all of which were current.

Delinquencies

Our multifamily delinquency rates include all multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancement provided by the U.S. government. We report multifamily delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure. Our delinquency rates for multifamily loans are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions. In addition, multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement. As of both June 30, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loan UPB had been granted forbearance and were not included in the delinquency rate statistics. Some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee many loans in these states that are non-performing, or we believe are at risk of default. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our multifamily mortgage portfolio delinquency rate increased to 0.31% at June 30, 2011 from 0.26% at December 31, 2010. Our delinquency rate for credit-enhanced loans was 0.70% and 0.85% at June 30, 2011 and December 31, 2010, respectively, and for non-credit-enhanced loans was 0.19% and 0.12% at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, more than one-half of our multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio as of June 30, 2011 and December 31, 2010.

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due or if the loan is in the process of foreclosure during the three and six months ended June 30, 2011.

We classify TDRs as those loans we modified and granted the borrower a concession. TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification.

76	Freddie Mac

Table 43 provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 43 — Non-Performing Assets(1)

	As of
	June 30,	December 31,	June 30,
	2011	2010	2010
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming, or less than three monthly payments past due	$36,243	$26,612	$15,470
Seriously delinquent	3,884	3,144	1,836
Multifamily TDRs(2)	988	911	351

Total TDRs	41,115	30,667	17,657
Other single-family non-performing loans(3)	73,397	84,272	92,788
Other multifamily non-performing loans(4)	1,901	1,750	1,451

Total non-performing mortgage loans — on balance sheet	116,413	116,689	111,896

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,295	1,450	1,664
Multifamily loans	221	198	157

Total non-performing mortgage loans — off-balance sheet	1,516	1,648	1,821

Real estate owned, net	5,932	7,068	6,298

Total non-performing assets	$123,861	$125,405	$120,015

Loan loss reserves as a percentage of our non-performing mortgage loans	33.2%	33.7%	33.7%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.4%	6.4%	6.0%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of June 30, 2011, all multifamily loans classified as TDRs were current.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.7 billion, $1.6 billion, and $1.4 billion of UPB were current at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

The amount of non-performing assets declined to $123.9 billion as of June 30, 2011, from $125.4 billion at December 31, 2010, primarily due to a decline in the rate at which loans transitioned into serious delinquency. Although declining, our serious delinquency rate has remained high compared to historical levels due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers in processing large volumes of problem loans. The UPB of loans categorized as TDRs increased to $41.1 billion at June 30, 2011 from $30.7 billion at December 31, 2010, largely due to a continued high volume of loan modifications during the six months ended June 30, 2011 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. TDRs during the second quarter of 2011 include HAMP and non-HAMP loan modifications. In recent periods, our non-HAMP modifications comprised a greater portion of our loan modification volume and the volume of HAMP modifications declined. We expect this trend to continue in the remainder of 2011. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels during the remainder of 2011.

Table 44 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but

77	Freddie Mac

lags, that of regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 44 — REO Activity by Region(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(number of properties)

REO Inventory
Beginning property inventory	65,174	53,839	72,093	45,052
Adjustment to beginning balance(2)	—	—	—	1,340
Properties acquired by region:
Northeast	1,921	3,086	3,406	5,730
Southeast	5,131	9,594	9,865	17,628
North Central	6,405	8,119	12,780	15,318
Southwest	3,388	3,601	6,501	6,691
West	7,954	10,267	16,956	18,716

Total properties acquired	24,799	34,667	49,508	64,083

Properties disposed by region:
Northeast	(2,427)	(2,230)	(5,088)	(4,142)
Southeast	(7,540)	(6,874)	(16,754)	(12,136)
North Central	(6,801)	(5,938)	(14,093)	(10,835)
Southwest	(3,539)	(2,812)	(7,019)	(5,144)
West	(9,048)	(8,462)	(18,029)	(16,028)

Total properties disposed	(29,355)	(26,316)	(60,983)	(48,285)

Ending property inventory	60,618	62,190	60,618	62,190

(1)	See endnote (8) to “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting guidance for consolidation of VIEs on January 1, 2010.

Our REO property inventory declined 16% from December 31, 2010 to June 30, 2011, primarily due to a decline in the volume of single-family foreclosures caused by temporary delays in the foreclosure process, including delays related to concerns about the foreclosure process, combined with continued strong levels of REO disposition activity during the period. Due to temporary suspensions, delays and other factors, the average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years. The nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 498 days and 451 days for foreclosures completed during the three months ended June 30, 2011 and 2010, respectively.

We expect the pace of our REO acquisitions will continue to be affected by delays in the foreclosure process in the remainder of 2011. However, we expect the volume of our REO acquisitions will likely remain elevated, in part due to the resumption earlier in the year of foreclosure activity by servicers following the temporary suspensions over concerns about documentation practices. We have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during the next few quarters as our servicers work through their foreclosure-related issues. This inventory of seriously delinquent loans arose due to various factors and events that have lengthened the problem loan resolution process and delayed the transition of such loans to a workout or foreclosure transfer (and then, to REO). These factors and events include the effect of HAMP, temporary suspensions of foreclosure transfers, and the increasingly lengthy foreclosure process in many states.

Our single-family REO acquisitions during the six months ended June 30, 2011 were most significant in the states of California, Michigan, Arizona, Georgia, and Florida. The state with the most properties in our REO inventory is California. At June 30, 2011, our REO inventory in California comprised 13% of total REO property inventory, based on the number of properties.

We are limited in our REO disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. An increasing portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. This generally extends our holding period for up to three additional months. As of June 30, 2011 and December 31, 2010, approximately 33% and 28%, respectively, of our REO property inventory was not marketable due to the above conditions. Our temporary suspension of certain REO sales during the fourth quarter of 2010 (for up to three months) due to concerns about deficiencies in foreclosure documentation practices also caused the holding period to increase. Primarily for these reasons,

78	Freddie Mac

the average holding period of our REO property increased in recent periods, though it varies significantly in different states. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our REO dispositions during the six months ended June 30, 2011 and 2010 was 193 days and 151 days, respectively. As of June 30, 2011 and December 31, 2010, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.3% and 3.4%, respectively. We continue to actively market these properties through our established initiatives. All of these factors have resulted in an increase in the aging of our inventory.

The composition of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 5% and 6%, respectively, at June 30, 2011 and was 9% on a combined basis. The percentage of our REO acquisitions in the six months ended June 30, 2011 that had been secured by either of these loan types represented approximately 32% of our total REO acquisitions, based on loan amount prior to acquisition.

Credit Loss Performance

Many loans that are seriously delinquent or in foreclosure result in credit losses. Table 45 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 45 — Credit Loss Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions)

REO
REO balances, net:
Single-family	$5,834	$6,228	$5,834	$6,228
Multifamily	98	70	98	70

Total	$5,932	$6,298	$5,932	$6,298

REO operations (income) expense:
Single-family	$35	$(41)	$292	$115
Multifamily	(8)	1	(8)	4

Total	$27	$(40)	$284	$119

Charge-offs
Single-family:
Charge-offs, gross(1) (including $3.8 billion, $4.5 billion, $7.3 billion, and $7.8 billion relating to loan loss reserves, respectively)	$3,871	$4,664	$7,524	$8,031
Recoveries(2)	(800)	(772)	(1,484)	(1,388)

Single-family, net	$3,071	$3,892	$6,040	$6,643

Multifamily:
Charge-offs, gross(1) (including $29 million, $27 million, $41 million, and $45 million relating to loan loss reserves, respectively)	$29	$27	$41	$45
Recoveries(2)	—	—	—	—

Multifamily, net	$29	$27	$41	$45

Total Charge-offs:
Charge-offs, gross(1) (including $3.8 billion, $4.5 billion, $7.4 billion, and $7.8 billion relating to loan loss reserves, respectively)	$3,900	$4,691	$7,565	$8,076
Recoveries (2)	(800)	(772)	(1,484)	(1,388)

Total Charge-offs, net	$3,100	$3,919	$6,081	$6,688

Credit losses(3)
Single-family	$3,106	$3,851	$6,332	$6,758
Multifamily	21	28	33	49

Total	$3,127	$3,879	$6,365	$6,807

Total (in bps)(4)	64.9	78.6	66.0	68.9

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income and comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of income and comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

79	Freddie Mac

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We record charge-offs at the time we take ownership of a property through foreclosure. We expect our credit losses to remain elevated in the remainder of 2011, as our short sale and REO acquisition volumes will likely remain high, due to high levels of seriously delinquent loans and pending foreclosures, and because market conditions, such as home prices and the rate of home sales, continue to remain weak. Suspensions and delays of foreclosure transfers, including as a result of concerns about the foreclosure process, and imposed delays by regulatory or governmental agencies have caused delays in the timing of our recognition of credit losses and may continue to do so in the future.

Single-family charge-offs, gross, for the three and six months ended June 30, 2011 were $3.9 billion and $7.5 billion, respectively, compared to $4.7 billion and $8.0 billion for the three and six months ended June 30, 2010, respectively. Our charge-offs in the three and six months ended June 30, 2011 remained elevated, but reflects suppression of activity due to delays in the foreclosure process. We believe that the level of our charge-offs will remain high in 2011 and may increase in 2012 due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues. Our credit losses during the three months ended June 30, 2011 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada and Arizona. California accounted for 16% of loans in our single-family credit guarantee portfolio as of June 30, 2011, and comprised approximately 32% of our total credit losses in both the three and six months ended June 30, 2011. In addition, although Alt-A loans comprised approximately 6% of our single-family credit guarantee portfolio at both June 30, 2011 and December 31, 2010, respectively, these loans accounted for approximately 29% and 30% of our credit losses for the three and six months ended June 30, 2011, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. As shown in Table 46 below, our quarterly credit risk sensitivity estimates have increased in recent periods primarily due to declines in home prices during the last year.

Table 46 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)

At:
June 30, 2011	$10,203	56.5 bps	$9,417	52.2 bps
March 31, 2011	$9,832	54.2 bps	$8,999	49.6 bps
December 31, 2010	$9,926	54.9 bps	$9,053	50.0 bps
September 30, 2010	$9,099	49.5 bps	$8,187	44.6 bps
June 30, 2010	$8,327	44.5 bps	$7,445	39.8 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

We may face increased operational risk due to the requirement that we and Fannie Mae align certain single-family mortgage servicing practices for non-performing loans. On April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae. The large scope of change required by this alignment will require significant management effort and attention. See “Credit Risk — Mortgage Credit Risk — Single-family Mortgage

80	Freddie Mac

Credit Risk — Single-Family Loan Workouts” for more information. There also have been a number of other regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices. The servicing model for single-family mortgages may face further significant changes in the future. As a result, we may be required to make additional significant changes to our practices, which could further increase our operational risk. See “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices” for more information.

Our risks related to employee retention are high. We have experienced elevated levels of voluntary turnover, and expect this to be the case for the remainder of 2011 as the public debate regarding the future role of the GSEs continues. This has led to concerns about staffing inadequacies and management depth. A number of senior officers left the company in 2011, including our Chief Operating Officer, our Executive Vice President — Single-Family Credit Guarantee, our Executive Vice President — Investments and Capital Markets and Treasurer, our Executive Vice President — Multifamily, our Senior Vice President — Operations & Technology, and our Executive Vice President — General Counsel & Corporate Secretary. In addition, our Executive Vice President — Chief Credit Officer will be leaving the company in October 2011. Because we maintain succession plans for our senior management positions, we have been able to fill most of these senior management positions quickly, or have eliminated them through reorganizations. However, disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, financial reporting, and compliance expertise and capabilities.

We made two significant internal reorganizations during the second quarter of 2011, as we combined our Single-Family Credit Guarantee, Single-Family Portfolio Management, and Operations & Technology divisions, and we merged our Credit Management division into our Enterprise Risk Management division. Over time, we expect these changes will improve our overall risk profile. However, in the near term, these changes could increase our operational risk.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2011, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. For additional information, see “CONTROLS AND PROCEDURES.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities, including securities issued by our consolidated trusts; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or seriously delinquent loans from PC trusts. For more information on our liquidity needs and liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2010 Annual Report.

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

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth, however, no cash was received from Treasury during the second quarter of 2011 due to our positive net worth at March 31, 2011.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

81	Freddie Mac

On August 5, 2011, S&P lowered the long-term credit rating of the U.S. government to “AA+” from “AAA” and assigned a negative outlook to the rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. This could adversely affect our liquidity, and the supply and cost of debt financing available to us. For more information, see “Other Debt Securities — Credit Ratings.”

Recently we changed the composition of our portfolio of liquid assets by decreasing our holdings of short-term Treasury securities and money funds and increasing our holdings of cash and overnight investments given the recent market concerns about the potential for a downgrade in the credit rating of the U.S. government and the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit. For more information, see “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government.”

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, in the event we do not have access to the short- or long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. In the second quarter of 2011, we revised our liquidity management practices and policies such that they no longer require us to maintain a back-up core portfolio of liquid non-mortgage-related securities with a market value of $10 billion. This requirement was no longer deemed to be necessary due to improvements in our ability to forecast cash flows. Our remaining liquidity management policies remain in effect, including the requirement to maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days. For a discussion of our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management” in our 2010 Annual Report.

Throughout the second quarter of 2011, we complied with all requirements under our liquidity management policies. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs are invested in short-term assets with a rating of A-1/P-1 or AAA or are issued by a counterparty with that rating. In the event of a downgrade of a position or a counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

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

82	Freddie Mac

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

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The costs of our debt funding could also increase due to the downgrades discussed above or in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at June 30, 2011, our aggregate funding received from Treasury under the Purchase Agreement will increase to $65.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. In addition, we are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below.

For more information on these actions, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2010 Annual Report and “RISK FACTORS” in this Form 10-Q.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at June 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.5 billion to $6.6 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.6 billion in cash on the senior preferred stock on June 30, 2011 at the direction of our Conservator. Through June 30, 2011, we paid aggregate cash dividends to Treasury of $13.2 billion, an amount equal to 21% of our aggregate draws received under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury has waived the fee for the first three quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

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

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three and six months ended June 30, 2011, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 28% of outstanding other debt at both June 30, 2011 and December 31, 2010 as compared to 27% at March 31, 2011.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $972 billion in 2011. As of June 30, 2011, we estimate that the par value of our aggregate indebtedness totaled $695.2 billion, which was approximately $276.8 billion below the debt cap. As of December 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $728.2 billion, which was approximately $351.8 billion below the then applicable limit of $1.08 trillion. Our

83	Freddie Mac

aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 47 summarizes the par value of other debt securities we issued, based on settlement dates, during the three and six months ended June 30, 2011 and 2010.

Table 47 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$104,200	$103,331	$208,046	$256,934
Medium-term notes — non-callable(2)	250	565	450	1,065

Total other short-term debt	104,450	103,896	208,496	257,999
Other long-term debt:
Medium-term notes — callable	33,246	62,975	71,047	126,696
Medium-term notes — non-callable	18,482	23,958	47,657	51,200
U.S. dollar Reference Notes® securities — non-callable	8,000	7,000	18,000	17,500

Total other long-term debt	59,728	93,933	136,704	195,396

Total other debt issued	$164,178	$197,829	$345,200	$453,395

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $250 million and $565 million of medium-term notes — non-callable issued for the three months ended June 30, 2011 and 2010, respectively, which were accounted for as debt exchanges. For the six months ended June 30, 2011 and 2010, there were $0.5 billion and $1.1 billion accounted for as debt exchanges, respectively.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

Table 48 provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three and six months ended June 30, 2011 and 2010.

Table 48 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$—	$192	$—	$262
Repurchases of outstanding medium-term notes	1,030	4,054	3,768	4,054
Calls of callable medium-term notes	45,697	81,560	85,532	138,734
Exchanges of medium-term notes	250	565	450	1,065

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 49 indicates our credit ratings as of August 8, 2011.

84	Freddie Mac

Table 49 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AA+/Negative	Aaa/Negative	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A/Negative	Aa2/Negative	AA–
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

Earlier this year, given concerns that the U.S. government’s statutory debt limit would not be raised in a timely manner as well as uncertainty about achievement of a credible deficit reduction solution, certain major credit rating agencies took actions on the U.S. government’s credit ratings. Due to the support we receive from Treasury, these rating agencies also took corresponding actions on certain of our credit ratings. On August 2, 2011, President Obama signed the “Budget and Control Act of 2011” which raised the U.S. government’s statutory debt limit. The raising of the statutory debt limit and details outlined in the legislation to reduce the deficit resulted in further rating actions on our debt ratings and the ratings of the U.S. government.

•	On July 15, 2011, S&P placed our senior long-term debt and short-term debt on CreditWatch with negative implications. This action followed S&P’s placement of the long-term and short-term credit ratings of the United States on CreditWatch with negative implications on July 14, 2011. S&P subsequently lowered the long-term credit rating of the United States to “AA+” from “AAA” and affirmed the short-term rating of “A-1+” on August 5, 2011. S&P removed both the short- and long-term ratings of the U.S. government from CreditWatch negative and assigned a negative outlook to the long-term credit rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating.

•	On August 2, 2011, Moody’s confirmed our senior long-term debt and subordinated debt ratings and assigned a negative outlook to the ratings. This action accompanied Moody’s confirmation of the U.S. government’s long-term credit rating and assignment of a negative outlook to the rating. Our debt ratings, as well as the long-term credit rating of the U.S. government, had previously been placed on review for possible downgrade on July 13, 2011.

For information about the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government.”

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $56.7 billion in the aggregate of cash and cash equivalents, federal funds sold, securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2011. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2011, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. In addition, our unsecuritized performing single-family mortgage loans are also a potential source of liquidity. Our holdings of CMBS are less liquid than agency securities. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are not liquid due to market conditions and the continued

85	Freddie Mac

poor credit quality of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also illiquid.

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information

Cash Flows

Our cash and cash equivalents decreased approximately $19.5 billion to $17.5 billion during the six months ended June 30, 2011. Cash flows provided by operating activities during the six months ended June 30, 2011 were $7.8 billion, primarily driven by net interest income and net sales of multifamily held-for-sale mortgage loans. Cash flows provided by investing activities during the six months ended June 30, 2011 were $181.8 billion, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the six months ended June 30, 2011 were $209.1 billion, largely attributable to net repayments of debt securities of consolidated trusts held by third parties.

Our cash and cash equivalents decreased approximately $15.0 billion to $49.7 billion during the six months ended June 30, 2010. Cash flows provided by operating activities during the six months ended June 30, 2010 were $6.6 billion, primarily driven by net interest income and net sales of multifamily held-for-sale mortgage loans. Cash flows provided by investing activities during the six months ended June 30, 2010 were $133.9 billion, primarily resulting from net proceeds received on held-for-investment mortgage loans as we had more repayments of held-for-investment mortgage loans compared to purchases. Cash flows used for financing activities for the six months ended June 30, 2010 were $155.5 billion, largely attributable to repayments of debt securities of consolidated trusts held by third parties, net of proceeds from the issuance of debt securities of consolidated trusts held by third parties.

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. To address our net worth deficit of $1.5 billion at June 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $1.5 billion, and will request that we receive these funds by September 30, 2011. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2010 Annual Report for additional information on mandatory receivership. See also “RISK FACTORS — If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership.”

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

86	Freddie Mac

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

We categorize assets and liabilities measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive their fair values and our judgments regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary due to changes in market conditions. In making our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive.

Our Level 3 fair value measurements (i.e., valued using significant inputs that are unobservable) primarily consist of non-agency mortgage-related securities and multifamily held-for-sale loans. The market for non-agency mortgage-related securities continued to be illiquid during the second quarter of 2011, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain multiple independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of the processes they use to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third-party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement” in our 2010 Annual Report for information on our validation processes.

Table 50 below summarizes our assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Table 50 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	June 30, 2011		December 31, 2010
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$222,849	29%	$232,634	30%
Trading, at fair value	54,764	6	60,262	5
Mortgage loans:
Held-for-sale, at fair value	4,463	100	6,413	100
Derivative assets, net(1)	246	—	143	—
Other assets:
Guarantee assets, at fair value	667	100	541	100

Total assets carried at fair value on a recurring basis(1)	$282,989	24	$299,993	25

Liabilities:
Debt securities recorded at fair value	$3,998	—%	$4,443	—%
Derivative liabilities, net(1)	408	2	1,209	3

Total liabilities carried at fair value on a recurring basis(1)	$4,406	1	$5,652	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

87	Freddie Mac

Changes in Level 3 Recurring Fair Value Measurements

At June 30, 2011 and December 31, 2010, we measured and recorded at fair value on a recurring basis $72.8 billion and $79.8 billion, respectively, or approximately 24% and 25% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at June 30, 2011 primarily consist of non-agency mortgage-related securities and multifamily held-for-sale loans. At June 30, 2011 and December 31, 2010, we also measured and recorded at fair value on a recurring basis Level 3 derivative liabilities of $0.4 billion and $0.8 billion, or 1% and 2%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting.

During the three and six months ended June 30, 2011, the fair value of our Level 3 assets decreased by $5.0 billion and $7.0 billion, respectively, mainly attributable to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net sales of multifamily held-for-sale loans. In addition, the fair value of our investments in non-agency mortgage-related securities also decreased from the widening of OAS levels on these securities during the second quarter of 2011. During the three and six months ended June 30, 2011, we had a net transfer into Level 3 assets of $12 million and $160 million, respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

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

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 18: FAIR VALUE DISCLOSURES — Table 18.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in this Form 10-Q and our 2010 Annual Report, and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2010 Annual Report for information concerning the risks associated with these models.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 18: FAIR VALUE DISCLOSURES” in this Form 10-Q for more information on fair values.

88	Freddie Mac

Discussion of Fair Value Results

Table 51 summarizes the change in the fair value of net assets for the six months ended June 30, 2011 and 2010.

Table 51 — Summary of Change in the Fair Value of Net Assets

	Six Months Ended
	June 30,
	2011	2010
	(in billions)

Beginning balance	$(58.6)	$(62.5)
Changes in fair value of net assets, before capital transactions	(1.7)	8.2
Capital transactions:
Dividends and share issuances, net(1)	(2.7)	8.0

Ending balance	$(63.0)	$(46.3)

(1)	Includes the funds received from Treasury of $0.5 billion and $10.6 billion for the six months ended June 30, 2011 and 2010, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the six months ended June 30, 2011, the fair value of net assets, before capital transactions, decreased by $1.7 billion, compared to an $8.2 billion increase during the six months ended June 30, 2010. The decrease in the fair value of net assets, before capital transactions, was primarily due to a decrease in the fair value of our single-family loans due to a decline in forecasted home prices (on a seasonally adjusted basis) and a continued weak credit environment, as well as a decrease in the fair value of our investments in mortgage-related securities from the widening of OAS levels on our non-agency securities. The decrease in fair value was partially offset by an increase in fair value from a tightening of OAS levels on our agency and CMBS securities and high core spread income.

During the six months ended June 30, 2010, the increase in the fair value of net assets, before capital transactions, was primarily due to high core spread income and an increase in the fair value of our investments in mortgage-related securities driven by the tightening of the OAS levels of agency mortgage-related securities and CMBS. The fair value of net assets was also positively impacted by higher than previously expected home prices (on a seasonally adjusted basis) and an increase in prepayment speeds on our PC debt securities. The increase in fair value was partially offset by a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a decrease in our fair value measurement of mortgage loans, as well as an increase in the risk premium related to our single-family loans in the continued weak credit environment.

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

Securitization Activities and Other Guarantee Commitments

We have off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities. As of June 30, 2011, our off-balance sheet arrangements related to these securitization activities primarily consisted of: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Therefore, our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $51.9 billion and $43.9 billion at June 30, 2011 and December 31, 2010, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to accounting guidance for transfers of financial assets and the consolidation of VIEs, which we

89	Freddie Mac

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

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to our mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $241.7 billion, and $220.7 billion in notional value at June 30, 2011 and December 31, 2010, respectively.

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

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, the servicing alignment initiative, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS”

90	Freddie Mac

sections of this Form 10-Q, our 2010 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2011, and:

•	the actions FHFA, Treasury, the Federal Reserve, the Obama Administration, Congress, and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

•	our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions taken to implement the Obama Administration’s plan to reform the housing finance system, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•	the extent to which borrowers participate in the MHA Program, modification efforts under the servicing alignment initiative, and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products, and restrictions on our ability to offer new products or engage in new activities;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

91	Freddie Mac

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting or servicing requirements, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, in our 2010 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2011;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

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

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports. For the six months ended June 30, 2011, our duration gap averaged zero months, PMVS-L averaged $433 million and PMVS-YC averaged $23 million. Our 2011 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

92	Freddie Mac

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

Legislation Related to Reforming Freddie Mac and Fannie Mae

Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae. In the Senate, a comprehensive bill on the future state of Freddie Mac and Fannie Mae was introduced in March, but has yet to be scheduled for consideration. Under this bill, 24 months after the date of enactment, the Director of FHFA would be required to determine the financial viability of each company, based on standards for the appointment of a receiver for an enterprise under the GSE Act. If Freddie Mac or Fannie Mae were determined not to be financially viable, FHFA would immediately be appointed as receiver. If Freddie Mac or Fannie Mae were determined to be financially viable, the company’s charter would be revoked after an additional three-year period and the company would be wound down over a subsequent ten-year period.

In the House, Congress continues to debate the approach to the long-term future of housing finance including the role of Freddie Mac and Fannie Mae. Several bills take a comprehensive approach that would wind down Freddie Mac and Fannie Mae while other bills take a more targeted approach that would impact the companies’ operations.

The comprehensive bills include the House companion to the Senate bill, as well as two additional bills that were introduced in the second quarter of 2011. One bill would wind down and place Freddie Mac and Fannie Mae into receivership no later than one year after the time when FHFA has chartered five or more newly created, privately capitalized, federally chartered entities. Freddie Mac and Fannie Mae’s role in the secondary market would be replaced by these entities which would, as secondary mortgage market participants, purchase conventional mortgage loans, issue mortgage-related securities, and sell the mortgage-related securities in the capital markets. The other bill would require the Secretary of the Treasury, in consultation with FHFA, to develop a plan to wind down Freddie Mac and Fannie Mae within 36 months and establish a Federal Secondary Market Facility for Residential Mortgages. The Facility would operate as a government instrumentality of the federal government but without capital stock.

In addition, the House Financial Services Subcommittee on Capital Markets and Government Sponsored Enterprises approved a number of bills affecting Freddie Mac and Fannie Mae’s operations that, among other things, would require advance approval by the Secretary of the Treasury and notice to Congress for all debt issuances by the companies; require FHFA to direct the companies to increase guarantee fees; repeal our affordable housing goals; prohibit the companies from initially offering new products during conservatorship or receivership; accelerate reductions in our mortgage-related investments portfolio; require that Freddie Mac and Fannie Mae mortgages be treated the same as other mortgages for

93	Freddie Mac

purposes of risk retention requirements in the Dodd-Frank Act; grant the FHFA Inspector General direct access to our records and employees; place all Freddie Mac and Fannie Mae employees on the federal government pay scale; authorize FHFA, as receiver, to revoke the charters of Freddie Mac and Fannie Mae; prevent the Department of the Treasury from lowering the dividend payment under the Purchase Agreement; abolish the Affordable Housing Trust Fund, the Capital Magnet Fund, and the HOPE Reserve Fund; require disposition of non-mission critical assets; apply the Freedom of Information Act to Freddie Mac and Fannie Mae; and set a cap on the funds received under the Purchase Agreement.

We expect additional legislation relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress; however, we cannot predict whether or when any such legislation will be enacted. Some of the bills discussed above, if enacted, would materially affect the role of the company, our business model and our structure, and could have an adverse effect on our financial results and operations as well as our ability to retain and recruit management and other valuable employees. Under several of the bills, our charter would be revoked and/or we would be wound down or placed into receivership. Such legislation could impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent an explicit guarantee of our existing and ongoing liabilities by the U.S. government. A number of the other bills would adversely affect our ability to conduct business under our current business model, including by subjecting us to new requirements that could increase costs, reduce revenues and limit or prohibit current business activities.

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Dodd-Frank Act has and will directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that are our customers and counterparties.

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

Developments since the first quarter of 2011 with respect to rulemakings that may have a significant impact on Freddie Mac include actions taken by the CFTC and SEC to defer most Dodd-Frank Act requirements regulating swaps and security-based swaps that would otherwise have gone into effect on July 16, 2011.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2010 Annual Report.

Conforming Loan Limits

On September 30, 2010, Congress temporarily extended the current higher loan limits in certain high-cost areas through September 30, 2011. Actual conforming loan limits are established by FHFA for each county (or equivalent) and the loan limits for specific high-cost areas may be lower than the maximum amounts. The report that the Obama Administration delivered to Congress on February 11, 2011 recommends that Congress allow the temporary increase in loan limits to expire as scheduled on September 30, 2011. If Congress allows the temporary high-cost area loan limits to expire, the permanent high-cost area loan limits set out in the Reform Act will apply. Certain of the bills discussed above in “Legislation Related to Reforming Freddie Mac and Fannie Mae” would also terminate the permanent high-cost area loan limits entirely. Legislation has been introduced that would extend the current temporary loan limits.

Prudential Management and Operations Standards

On June 20, 2011, FHFA published a proposed rule that would establish prudential standards, in the form of guidelines, relating to the management and operations of Freddie Mac, Fannie Mae, and the FHLBs (the “Standards”). This proposed rule implements the Housing and Economic Recovery Act amendments to the GSE Act. The proposed Standards address a number of business, controls, and risk management areas. The Standards specify the possible consequences for any entity that fails to meet any of the Standards or otherwise fails to comply (including submission of a

94	Freddie Mac

corrective plan, limits on asset growth, increases in capital, limits on dividends and stock redemptions or repurchases, a minimum level of retained earnings or any other action that the FHFA Director determines will contribute to bringing the entity into compliance with the Standards). In addition, a failure to meet any Standard also may constitute an unsafe or unsound practice, which may form the basis for FHFA initiating an administrative enforcement action. Because FHFA proposes to adopt the Standards as guidelines, as authorized by the Housing and Economic Recovery Act, FHFA may modify, revoke or add to the Standards at any time by order.

Conservatorship and Receivership Rule

On June 20, 2011, FHFA published a final rule that addresses conservatorship and receivership operations of Freddie Mac, Fannie Mae and the FHLBs. The final rule establishes a framework to be used by FHFA when acting as conservator or receiver, supplementing and clarifying statutory authorities. Among other provisions, the final rule indicates that FHFA will not permit payment of securities litigation claims during conservatorship and that claims by current or former shareholders arising as a result of their status as shareholders would receive the lowest priority of claim in receivership. In addition, the final rule indicates that administrative expenses of the conservatorship will also be deemed to be administrative expenses of a subsequent receivership and that capital distributions may not be made during conservatorship, except as specified in the final rule.

Developments Concerning Single-Family Servicing Practices

There have been a number of regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below. These developments have caused delays in the foreclosure process for single-family mortgages, which have caused the volume of our single-family REO acquisitions to be less than it otherwise would have been. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers as a result of these developments could expose Freddie Mac to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so. The regulatory developments and changes include the following:

•	On April 13, 2011, the OCC, the Federal Reserve, the FDIC, and the Office of Thrift Supervision entered into consent orders with 14 large servicers regarding their foreclosure and loss mitigation practices. These institutions service the majority of the single-family mortgages we own or guarantee. The consent orders require the servicers to submit comprehensive action plans relating to, among other items, use of foreclosure documentation, staffing of foreclosure and loss mitigation activities, oversight of third parties, use of the Mortgage Electronic Registration System, or the MERS System, and communications with borrowers. We will not be able to assess the impact of these actions on our business until the servicers’ comprehensive action plans are publicly available.

•	On June 30, 2011, the OCC issued Supervisory Guidance regarding the OCC’s expectations for the oversight and management of mortgage foreclosure activities by national banks. The Supervisory Guidance contains several elements from the consent orders with the 14 major servicers that will now be applied to all national banks. In the Supervisory Guidance, the OCC directs all national banks to conduct a self-assessment of foreclosure management practices by September 30, 2011. Additionally, the Guidance sets forth foreclosure management standards that mirror the broad categories of the servicing guidelines contained in the consent orders. During Congressional testimony on July 7, 2011, an OCC official indicated that there is an active interagency effort under way to develop comprehensive, nationally applicable mortgage servicing standards, and that this effort involves federal bank regulatory agencies, HUD and FHFA.

•	A group consisting of state attorneys general and state bank and mortgage regulators is in discussions with a number of large seller/servicers concerning a global settlement of certain issues related to mortgage servicing practices. It has been reported that this settlement could include changes to mortgage servicing practices.

•	On April 28, 2011, FHFA announced a new set of aligned standards for servicing delinquent mortgages owned or guaranteed by Freddie Mac and Fannie Mae. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts.” FHFA has also directed us and Fannie Mae to work on a joint initiative to consider alternatives for future mortgage servicing structures and

95	Freddie Mac

servicing compensation. The development of further alternatives could impact our ability to conduct current initiatives.

•	On July 21, 2011, new MERS membership rules with respect to the foreclosure of mortgages registered on the MERS System were adopted. Subject to certain limited exceptions, these rules require the assignment of a mortgage out of MERS’ name prior to the initiation of foreclosure or certain other legal proceedings. This may further extend Freddie Mac’s foreclosure timelines.

For more information on operational risks related to these developments in mortgage servicing, see “RISK MANAGEMENT — Operational Risks.”

96	Freddie Mac

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

PMVS is an estimate of the change in the market value of our net assets and liabilities from an instantaneous 50 basis point shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage-to-LIBOR basis does not change. We do not actively manage overall basis risk, also referred to as mortgage-to-debt OAS risk or spread risk, arising from funding mortgage-related assets with our debt securities. Recently our agency-to-swap basis risk exposure has increased due to the increased use of floating rate debt. Agency-to-swap basis risk impacts the debt component of our mortgage-to-debt OAS risk. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC).

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

Limitations of Market Risk Measures

Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, and foreign-currency risk.

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

In addition, it is more difficult to measure and manage the interest rate risk related to mortgage assets as risk for prepayment model error remains high due to uncertainty regarding foreclosures, loan modification, and the volatility and impact of home price movements on mortgage durations. Mis-estimation of prepayments could result in hedging-related losses.

Duration Gap and PMVS Results

Table 52 provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and six months ended June 30, 2011 and 2010. Table 52 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve.

97	Freddie Mac

We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 52, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at June 30, 2011, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 52 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
June 30, 2011	$35	$434	$1,607
December 31, 2010	$35	$588	$1,884

	Three Months Ended June 30,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.1	$25	$419	0.0	$23	$415
Minimum	(0.2)	$4	$288	(0.6)	$—	$156
Maximum	0.6	$58	$558	0.5	$64	$606
Standard deviation	0.2	$13	$62	0.2	$16	$92

	Six Months Ended June 30,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	(0.1)	$23	$433	0.0	$21	$445
Minimum	(1.0)	$—	$280	(0.7)	$—	$156
Maximum	0.6	$58	$721	0.7	$64	$668
Standard deviation	0.3	$13	$84	0.3	$16	$92

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 53 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 53 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
June 30, 2011	$3,688	$434	$(3,254)
December 31, 2010	$3,614	$588	$(3,026)

The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

98	Freddie Mac

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continued weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. As noted below, we also consider this situation to be a continuing material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2011

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A number of senior officers have left the company since March 31, 2011, including Donald J. Bisenius, Executive Vice President — Single-Family Credit Guarantee, Peter J. Federico, Executive Vice President — Investments and Capital Markets and Treasurer, Michael C. May, Executive Vice President — Multifamily, Joseph A. Rossi, Senior Vice President — Operations & Technology, and Robert E. Bostrom, Executive Vice President — General Counsel & Corporate Secretary. In addition, Raymond G. Romano, Executive Vice President — Chief Credit Officer will be leaving the company in October 2011. Because we maintain succession plans for our senior management positions, we have been able to fill many of these senior management positions quickly, or have eliminated them through reorganizations. However, disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, financial reporting, and compliance expertise and capabilities.

We made two significant internal reorganizations during the second quarter of 2011, as we combined our Single-Family Credit Guarantee, Single-Family Portfolio Management, and Operations & Technology divisions, and we merged our Credit Management division into our Enterprise Risk Management division. Over time, we expect these changes will improve our overall risk profile. However, in the near term, these changes could increase our operational risk.

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

We have not remediated the material weakness in internal control over financial reporting related to our disclosure controls and procedures as of June 30, 2011. Given the structural nature of this continued weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

99	Freddie Mac

•	We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, review our SEC filings prior to filing, including this quarterly report on Form 10-Q, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this quarterly report on Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the quarterly report on Form 10-Q, was not aware of any material misstatements or omissions in the quarterly report on Form 10-Q, and had no objection to our filing the quarterly report on Form 10-Q.

•	The Acting Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives hold frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended June 30, 2011 have been prepared in conformity with GAAP.

100	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

101	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions,
	except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$19,782	$22,114	$39,846	$44,846
Unsecuritized	2,274	2,179	4,608	4,140

Total mortgage loans	22,056	24,293	44,454	48,986
Investments in securities	3,275	3,574	6,558	7,473
Other	18	34	52	67

Total interest income	25,349	27,901	51,064	56,526

Interest expense
Debt securities of consolidated trusts	(17,261)	(19,048)	(34,664)	(38,691)
Other debt	(3,333)	(4,468)	(6,898)	(9,067)

Total interest expense	(20,594)	(23,516)	(41,562)	(47,758)
Expense related to derivatives	(194)	(249)	(401)	(507)

Net interest income	4,561	4,136	9,101	8,261
Provision for credit losses	(2,529)	(5,029)	(4,518)	(10,425)

Net interest income (loss) after provision for credit losses	2,032	(893)	4,583	(2,164)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(125)	4	98	(94)
Gains (losses) on retirement of other debt	3	(141)	15	(179)
Gains (losses) on debt recorded at fair value	(37)	544	(118)	891
Derivative gains (losses)	(3,807)	(3,838)	(4,234)	(8,523)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(230)	(114)	(1,284)	(531)
Portion of other-than-temporary impairment recognized in AOCI	(122)	(314)	(261)	(407)

Net impairment of available-for-sale securities recognized in earnings	(352)	(428)	(1,545)	(938)
Other gains (losses) on investment securities recognized in earnings	209	(257)	89	(673)
Other income	252	489	586	1,035

Non-interest income (loss)	(3,857)	(3,627)	(5,109)	(8,481)

Non-interest expense
Salaries and employee benefits	(219)	(230)	(426)	(464)
Professional services	(64)	(67)	(120)	(148)
Occupancy expense	(15)	(15)	(30)	(31)
Other administrative expenses	(86)	(92)	(169)	(166)

Total administrative expenses	(384)	(404)	(745)	(809)
Real estate owned operations (expense) income	(27)	40	(284)	(119)
Other expenses	(135)	(115)	(214)	(218)

Non-interest expense	(546)	(479)	(1,243)	(1,146)

Loss before income tax benefit	(2,371)	(4,999)	(1,769)	(11,791)
Income tax benefit	232	286	306	389

Net loss	(2,139)	(4,713)	(1,463)	(11,402)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	903	4,097	2,844	8,743
Changes in unrealized gains (losses) related to cash flow hedge relationships	135	184	267	356
Changes in defined benefit plans	1	2	(8)	(8)

Total other comprehensive income, net of taxes and reclassification adjustments	1,039	4,283	3,103	9,091

Comprehensive income (loss)	(1,100)	(430)	1,640	(2,311)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$(1,100)	$(430)	$1,640	$(2,310)

Net loss	$(2,139)	$(4,713)	$(1,463)	$(11,402)
Less: Net loss attributable to noncontrolling interest	—	—	—	1

Net loss attributable to Freddie Mac	(2,139)	(4,713)	(1,463)	(11,401)
Preferred stock dividends	(1,617)	(1,296)	(3,222)	(2,588)

Net loss attributable to common stockholders	$(3,756)	$(6,009)	$(4,685)	$(13,989)

Loss per common share:
Basic	$(1.16)	$(1.85)	$(1.44)	$(4.30)
Diluted	$(1.16)	$(1.85)	$(1.44)	$(4.30)
Weighted average common shares outstanding (in thousands):
Basic	3,244,967	3,249,198	3,245,970	3,250,241
Diluted	3,244,967	3,249,198	3,245,970	3,250,241

The accompanying notes are an integral part of these consolidated financial statements.

102	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$17,488	$37,012
Restricted cash and cash equivalents (includes $1,850 and $7,514, respectively, related to our consolidated VIEs)	2,333	8,111
Federal funds sold and securities purchased under agreements to resell (includes $13,950 and $29,350, respectively, related to our consolidated VIEs)	33,609	46,524
Investments in securities:
Available-for-sale, at fair value (includes $244 and $817, respectively, pledged as collateral that may be repledged)	222,849	232,634
Trading, at fair value	54,764	60,262

Total investments in securities	277,613	292,896
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $8,948 and $11,644, respectively)	1,634,773	1,646,172
Unsecuritized (net of allowances for loan losses of $29,919 and $28,047, respectively)	198,568	192,310

Total held-for-investment mortgage loans, net	1,833,341	1,838,482
Held-for-sale, at lower-of-cost-or-fair-value (includes $4,463 and $6,413 at fair value, respectively)	4,463	6,413

Total mortgage loans, net	1,837,804	1,844,895
Accrued interest receivable (includes $6,704 and $6,895, respectively, related to our consolidated VIEs)	8,523	8,713
Derivative assets, net	246	143
Real estate owned, net (includes $83 and $118, respectively, related to our consolidated VIEs)	5,932	7,068
Deferred tax assets, net	3,866	5,543
Other assets (Note 21) (includes $3,252 and $6,001, respectively, related to our consolidated VIEs)	8,381	10,875

Total assets	$2,195,795	$2,261,780

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,241 and $6,502, respectively, related to our consolidated VIEs)	$9,542	$10,286
Debt, net:
Debt securities of consolidated trusts held by third parties	1,499,036	1,528,648
Other debt (includes $3,998 and $4,443 at fair value, respectively)	681,087	713,940

Total debt, net	2,180,123	2,242,588
Derivative liabilities, net	408	1,209
Other liabilities (Note 21) (includes $3,821 and $3,851, respectively, related to our consolidated VIEs)	7,200	8,098

Total liabilities	2,197,273	2,262,181

Commitments and contingencies (Notes 9, 11, and 19)
Equity (deficit)
Senior preferred stock, at redemption value	64,700	64,200
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,706,712 shares and 649,179,789 shares outstanding, respectively	—	—
Additional paid-in capital	1	7
Retained earnings (accumulated deficit)	(67,449)	(62,733)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $10,195 and $10,740, respectively, net of taxes, of other-than-temporary impairments)	(6,834)	(9,678)
Cash flow hedge relationships	(1,972)	(2,239)
Defined benefit plans	(122)	(114)

Total AOCI, net of taxes	(8,928)	(12,031)
Treasury stock, at cost, 76,157,174 shares and 76,684,097 shares, respectively	(3,911)	(3,953)

Total equity (deficit)	(1,478)	(401)

Total liabilities and equity (deficit)	$2,195,795	$2,261,780

The accompanying notes are an integral part of these consolidated financial statements.

103	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding
				Senior
				Preferred	Preferred			Retained
	Senior			Stock, at	Stock, at	Common	Additional	Earnings		Treasury		Total
	Preferred	Preferred	Common	Redemption	Redemption	Stock, at	Paid-In	(Accumulated	AOCI, Net	Stock,	Noncontrolling	Equity
	Stock	Stock	Stock	Value	Value	Par Value	Capital	Deficit)	of Tax	at Cost	Interest	(Deficit)
	(in millions)

Balance as of December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(9,011)	(2,690)	—	(2)	(11,703)

Balance as of January 1, 2010	1	464	649	51,700	14,109	—	57	(42,932)	(26,338)	(4,019)	92	(7,331)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(11,401)	—	—	(1)	(11,402)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	9,091	—	—	9,091

Comprehensive income (loss)	—	—	—	—	—	—	—	(11,401)	9,091	—	(1)	(2,311)
Increase in liquidation preference	—	—	—	10,600	—	—	—	—	—	—	—	10,600
Stock-based compensation	—	—	—	—	—	—	15	—	—	—	—	15
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(65)	—	—	64	—	(1)
Noncontrolling interest purchase	—	—	—	—	—	—	(31)	—	—	—	(89)	(120)
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	23	(23)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(2,585)	—	—	—	(2,585)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at June 30, 2010	1	464	649	$62,300	$14,109	$—	$—	$(56,945)	$(17,247)	$(3,955)	$—	$(1,738)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(1,463)	—	—	—	(1,463)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	3,103	—	—	3,103

Comprehensive income (loss)	—	—	—	—	—	—	—	(1,463)	3,103	—	—	1,640
Increase in liquidation preference	—	—	—	500	—	—	—	—	—	—	—	500
Stock-based compensation	—	—	—	—	—	—	7	—	—	—	—	7
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(42)	—	—	42	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(3,222)	—	—	—	(3,222)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)

Ending balance at June 30, 2011	1	464	650	$64,700	$14,109	$—	$1	$(67,449)	$(8,928)	$(3,911)	$—	$(1,478)

The accompanying notes are an integral part of these consolidated financial statements.

104	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(in millions)

Cash flows from operating activities
Net loss	$(1,463)	$(11,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative losses	1,632	5,963
Asset related amortization — premiums, discounts, and basis adjustments	595	(48)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(311)	1,099
Net discounts paid on retirements of other debt	(469)	(1,041)
Net premiums received from issuance of debt securities of consolidated trusts	1,927	1,225
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(113)	273
Provision for credit losses	4,518	10,425
Losses on investment activity	1,096	1,369
Losses (gains) on debt recorded at fair value	118	(891)
Deferred income tax benefit	15	(268)
Purchases of held-for-sale mortgage loans	(5,298)	(2,795)
Sales of mortgage loans acquired as held-for-sale	6,998	3,629
Repayments of mortgage loans acquired as held-for-sale	22	11
Change in:
Accrued interest receivable	190	279
Accrued interest payable	(618)	(887)
Income taxes payable	(319)	70
Other, net	(726)	(348)

Net cash provided by operating activities	7,794	6,663

Cash flows from investing activities
Purchases of trading securities	(28,705)	(28,153)
Proceeds from sales of trading securities	24,076	4,231
Proceeds from maturities of trading securities	10,122	21,477
Purchases of available-for-sale securities	(7,687)	(626)
Proceeds from sales of available-for-sale securities	2,107	606
Proceeds from maturities of available-for-sale securities	17,965	23,542
Purchases of held-for-investment mortgage loans	(17,610)	(25,200)
Repayments of mortgage loans acquired as held-for-investment	159,045	156,865
Decrease in restricted cash	5,778	8,714
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	6,782	5,654
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	12,915	(27,568)
Derivative premiums and terminations and swap collateral, net	(2,965)	(5,646)
Purchase of noncontrolling interest	—	(23)

Net cash provided by investing activities	181,823	133,873

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	43,997	38,756
Repayments of debt securities of consolidated trusts held by third parties	(217,330)	(206,991)
Proceeds from issuance of other debt	521,779	602,116
Repayments of other debt	(554,835)	(597,356)
Increase in liquidation preference of senior preferred stock	500	10,600
Payment of cash dividends on senior preferred stock	(3,222)	(2,585)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(31)	(83)

Net cash used for financing activities	(209,141)	(155,542)

Net decrease in cash and cash equivalents	(19,524)	(15,006)
Cash and cash equivalents at beginning of period	37,012	64,683

Cash and cash equivalents at end of period	$17,488	$49,677

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$43,449	$48,738
Net derivative interest carry and swap collateral interest	2,074	2,412
Income taxes	(1)	(191)
Non-cash investing and financing activities:
Held-for-sale mortgage loans securitized and retained as trading securities	448	371
Underlying mortgage loans related to guarantor swap transactions	143,324	142,146
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	143,324	142,146
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	—	196

The accompanying notes are an integral part of these consolidated financial statements.

105	Freddie Mac

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

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Multifamily segment reflects results from our investments (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we purchase multifamily mortgage loans primarily for securitization. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE 15: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP, and through our non-HAMP workout programs; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency.

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

106	Freddie Mac

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the three and six months ended June 30, 2011. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2011 or to the trend of earnings. The cumulative effect, net of taxes, of the errors corrected during the three and six months ended June 30, 2011 was $189 million and $28 million, respectively.

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

Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements

Fair Value Measurement

In May 2011, the FASB issued amendments to the accounting guidance pertaining to fair value measurement and disclosure. These amendments provide both: (a) clarification about the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (b) changes to some of the principles or requirements for measuring fair value or for disclosing information about fair value measurements. These amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively, with early adoption not permitted by public companies. We do not expect that the adoption of these amendments will have a material impact on our consolidated financial statements.

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

A Creditor’s Determination of Whether a Restructuring is a TDR

In April 2011, the FASB issued an amendment to the accounting guidance for receivables to clarify when a restructuring such as a loan modification is considered a TDR. This amendment clarifies the guidance regarding a creditor’s evaluation of whether a debtor is experiencing financial difficulty and whether a creditor has granted a concession to a debtor for purposes of determining if a restructuring constitutes a TDR. The amendment is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption, with early adoption permitted. We are evaluating the impact of this amendment on our consolidated financial statements; however, we expect that the population of loan restructurings we account for and disclose as TDRs will increase.

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

107	Freddie Mac

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

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. These changes to our business objectives and strategies may not contribute to our profitability. Based on our charter, public statements from Treasury and FHFA officials and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives, including:

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

Given the important role the Obama Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results, or financial condition. The Acting Director of FHFA stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages from PC trusts. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue or other opportunities. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, have adversely impacted and may continue to adversely impact our financial results, including our segment results. For example, our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forgo revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program and to the servicing alignment initiative as directed by FHFA on April 28, 2011, which has increased, and will continue to increase, our expenses. We cannot currently estimate whether, or the extent to which, costs incurred

108	Freddie Mac

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

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $685.0 billion at June 30, 2011. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

109	Freddie Mac

Significant recent developments with respect to the support we receive from the government include the following:

•	On March 31, 2011, we received $500 million in funding from Treasury under the Purchase Agreement relating to our quarterly net worth deficit at December 31, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $64.7 billion as of March 31, 2011. No cash was received from Treasury under the Purchase Agreement during the second quarter of 2011 due to our positive net worth at March 31, 2011.

•	On both March 31, 2011 and June 30, 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our net worth deficit of $1.5 billion at June 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $1.5 billion, and will request that we receive these funds by September 30, 2011. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Following funding of the draw request related to our net worth deficit at June 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.5 billion to $6.6 billion, which exceeds our annual historical earnings in all but one period.

Through June 30, 2011, we paid $13.2 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for the first three quarters of 2011. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

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

VIEs for which We are the Primary Beneficiary

Single-family PC Trusts

Our single-family PC trusts issue pass-through securities that represent undivided beneficial interests in pools of mortgages held by these trusts. For our fixed-rate PCs, we guarantee the timely payment of interest and principal. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans and the full and final payment of principal; we do not guarantee the timely payment of principal on ARM PCs. In exchange for providing this guarantee, we may receive a management and guarantee fee and up-front delivery fees. We issue most of our single-family PCs in transactions in which our customers exchange mortgage loans for PCs. We refer to these transactions as guarantor swaps.

PCs are designed so that we bear the credit risk inherent in the loans underlying the PCs through our guarantee of principal and interest payments on the PCs. The PC holders bear the interest rate or prepayment risk on the mortgage

110	Freddie Mac

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: INDIVIDUALLY IMPAIRED LOANS AND NON-PERFORMING LOANS” for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments obligates us to absorb losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

At June 30, 2011 and December 31, 2010, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.7 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $14.2 billion and $15.8 billion at June 30, 2011 and December 31, 2010, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	June 30, 2011	December 31, 2010
	(in millions)

Cash and cash equivalents	$1	$1
Restricted cash and cash equivalents	1,850	7,514
Federal funds sold and securities purchased under agreements to resell	13,950	29,350
Mortgage loans held-for-investment by consolidated trusts	1,634,773	1,646,172
Accrued interest receivable	6,704	6,895
Real estate owned, net	83	118
Other assets	3,252	6,001

Total assets of consolidated VIEs	$1,660,613	$1,696,051

Accrued interest payable	$6,241	$6,502
Debt securities of consolidated trusts held by third parties	1,499,036	1,528,648
Other liabilities	3,821	3,851

Total liabilities of consolidated VIEs	$1,509,098	$1,539,001

111	Freddie Mac

VIEs for which We are not the Primary Beneficiary

Table 3.2 represents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in our consolidated statements of income and comprehensive income if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. Our maximum exposure to loss for those VIEs for which we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements.

112	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	June 30, 2011
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$4,355	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	35	288
Investments in securities:
Available-for-sale, at fair value	—	85,221	129,068	—	—
Trading, at fair value	164	16,997	18,216	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	76,759	—
Held-for-sale	—	—	—	4,463	—
Accrued interest receivable	—	519	462	345	5
Derivative assets, net	—	—	—	—	2
Other assets	—	358	3	193	411
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(524)	(1)	(36)	(832)
Maximum Exposure to Loss	$4,519	$32,568	$163,800	$81,795	$11,344
Total Assets of Non-Consolidated VIEs(5)	$51,779	$36,610	$1,023,005	$131,227	$25,264

	December 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$9,909	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	34	464
Investments in securities:
Available-for-sale, at fair value	—	85,689	137,568	—	—
Trading, at fair value	44	13,437	18,914	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	78,448	—
Held-for-sale	—	—	—	6,413	—
Accrued interest receivable	—	419	717	372	5
Derivative assets, net	—	—	—	—	2
Other assets	—	277	6	23	381
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(41)
Other liabilities	—	(408)	(3)	(36)	(1,034)
Maximum Exposure to Loss	$9,953	$26,392	$176,533	$85,290	$11,375
Total Assets of Non-Consolidated VIEs(5)	$129,479	$29,368	$1,036,975	$138,330	$25,875

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts, and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. For our variable interests in non-consolidated Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable, and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

Asset-Backed Investment Trusts

We invest in a variety of non-mortgage-related, asset-backed investment trusts. These investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically credit card receivables, auto loans, or student loans. These trusts act as vehicles to allow originators to securitize assets. Securities are structured from the

113	Freddie Mac

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

At June 30, 2011 and December 31, 2010, we had investments in 15 and 23 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of June 30, 2011 were made in 2010 and 2011. At both June 30, 2011 and December 31, 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report. Our investments in these trusts totaled $4.5 billion and $10.0 billion as of June 30, 2011 and December 31, 2010, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At both June 30, 2011 and December 31, 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

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

Other Guarantee Transactions are created by using non-Freddie Mac mortgage-related securities as collateral. At both June 30, 2011 and December 31, 2010, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

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

Our investments in these non-Freddie Mac securities at June 30, 2011 were made between 1994 and 2011. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. At both June 30, 2011 and December 31, 2010, we were not the primary beneficiary of any non-Freddie Mac securities trusts. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report. At both June 30, 2011 and December 31, 2010, we did not guarantee any obligations of these

114	Freddie Mac

investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase loans made to various multifamily real estate entities. We primarily purchase such loans for securitization, and to a lesser extent, investment purposes. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, rehabilitate, or refinance residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property at origination. The remaining 20% of value is typically funded through equity contributions by the partners or members of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. We held more than 7,000 unsecuritized multifamily loans at both June 30, 2011 and December 31, 2010.

The UPB of our investments in these loans was $81.8 billion and $85.9 billion as of June 30, 2011 and December 31, 2010, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At June 30, 2011 and December 31, 2010, the amount of loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees, and certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We hold equity investments in various LIHTC partnerships that invest in lower-tier or project partnerships that are single asset entities. In February 2010, the Acting Director of FHFA, after consultation with Treasury, informed us that we may not sell or transfer our investments in LIHTC assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value from these investments either through reductions to our taxable income and related tax liabilities or through a sale to a third party.

•	Certain other mortgage-related guarantees: We have other guarantee commitments outstanding on multifamily housing revenue bonds that were issued by third parties. As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within five business days after they are tendered by their holders.

•	Certain short-term default and other guarantee commitments accounted for as derivatives: Our involvement in these VIEs includes our guarantee of the performance of interest-rate swap contracts in certain circumstances and credit derivatives we issued to guarantee the payments on multifamily loans or securities.

At June 30, 2011 and December 31, 2010, we were the primary beneficiary of two and three, respectively, credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 3.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

115	Freddie Mac

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

Table 4.1 summarizes the types of loans on our consolidated balance sheets as of June 30, 2011 and December 31, 2010.

Table 4.1 — Mortgage Loans

	June 30, 2011			December 31, 2010
		Held by			Held by
		Consolidated			Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized	Trusts	Total
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$137,684	$1,488,199	$1,625,883	$126,561	$1,493,206	$1,619,767
Interest-only	3,512	16,986	20,498	4,161	19,616	23,777

Total fixed-rate	141,196	1,505,185	1,646,381	130,722	1,512,822	1,643,544

Adjustable-rate
Amortizing	3,844	62,945	66,789	3,625	59,851	63,476
Interest-only	11,789	49,925	61,714	13,018	58,792	71,810

Total adjustable-rate	15,633	112,870	128,503	16,643	118,643	135,286

Other Guarantee Transactions backed by non-Freddie Mac securities	—	14,090	14,090	—	15,580	15,580
FHA/VA and other governmental	1,319	3,476	4,795	1,498	3,348	4,846

Total single-family	158,148	1,635,621	1,793,769	148,863	1,650,393	1,799,256

Multifamily(1):
Fixed-rate	68,155	—	68,155	72,679	—	72,679
Adjustable-rate	13,644	—	13,644	13,201	—	13,201
Other governmental	3	—	3	3	—	3

Total multifamily	81,802	—	81,802	85,883	—	85,883

Total UPB of mortgage loans	239,950	1,635,621	1,875,571	234,746	1,650,393	1,885,139

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(7,045)	8,100	1,055	(7,665)	7,423	(242)
Lower of cost or fair value adjustments on loans held-for-sale(2)	45	—	45	(311)	—	(311)
Allowance for loan losses on mortgage loans held-for-investment	(29,919)	(8,948)	(38,867)	(28,047)	(11,644)	(39,691)

Total mortgage loans, net	$203,031	$1,634,773	$1,837,804	$198,723	$1,646,172	$1,844,895

Mortgage loans, net:
Held-for-investment	$198,568	$1,634,773	$1,833,341	$192,310	$1,646,172	$1,838,482
Held-for-sale	4,463	—	4,463	6,413	—	6,413

Total mortgage loans, net	$203,031	$1,634,773	$1,837,804	$198,723	$1,646,172	$1,844,895

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Includes fair value adjustments associated with mortgage loans for which we have made a fair value election.

We purchased UPB of $62.2 billion of single-family mortgage loans and $0.9 billion of multifamily loans that were classified as held-for-investment at purchase in the three months ended June 30, 2011. We purchased UPB of $158.0 billion of single-family mortgage loans and $1.7 billion of multifamily loans that were classified as held-for-investment at purchase in the six months ended June 30, 2011. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not sell any held-for-investment loans during the three and six months ended June 30, 2011. We did not have significant reclassifications of mortgage loans into held-for-sale in the three and six months ended June 30, 2011.

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

116	Freddie Mac

more likely to default than other borrowers. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of June 30, 2011 and December 31, 2010, approximately 15% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 4.2 presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period.

Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio

	As of June 30, 2011				As of December 31, 2010
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	81 – 100	> 100(2)	Total	<= 80	81 – 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$662,541	$406,083	$252,386	$1,321,010	$704,882	$393,853	$216,388	$1,315,123
15-year amortizing fixed-rate	235,387	19,103	3,010	257,500	233,422	16,432	2,523	252,377
Adjustable-rate(3)(4)	37,507	13,614	9,792	60,913	34,252	13,273	9,149	56,674
Alt-A, interest-only, and option ARM(5)	35,719	34,957	84,714	155,390	45,068	44,540	85,213	174,821

Total single-family loans	$971,154	$473,757	$349,902	$1,794,813	$1,017,624	$468,098	$313,273	1,798,995

Multifamily loans				77,395				79,178

Total recorded investment of held-for-investment loans				$1,872,208				$1,878,173

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 12.6% and 14.9% as of June 30, 2011 and December 31, 2010, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a one-time rate adjustment provision, because the change in rate is determined at the time of the modification rather than at a future date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010, and have not purchased option ARM loans since 2007. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

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

During the second quarter of 2010, we identified a backlog related to the processing of loan workouts reported to us by our servicers, principally loan modifications and short sales, which impacted our allowance for loan losses. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment” in our 2010 Annual Report.

117	Freddie Mac

Table 4.3 summarizes loan loss reserve activity.

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$28,898	$9,517	$143	$38,558	$14,091	$21,758	$120	$35,969
Provision for credit losses	318	2,203	21	2,542	2,364	2,533	13	4,910
Charge-offs(3)	(3,570)	(195)	(3)	(3,768)	(3,969)	(548)	(3)	(4,520)
Recoveries(3)	773	27	—	800	700	72	—	772
Transfers, net(4)(5)	2,864	(2,604)	(2)	258	9,601	(9,339)	(9)	253

Ending balance	$29,283	$8,948	$159	$38,390	$22,787	$14,476	$121	$37,384

Multifamily:
Beginning balance	$673	$—	$74	$747	$781	$—	$61	$842
Provision (benefit) for credit losses	(8)	—	(5)	(13)	125	—	(6)	119
Charge-offs(3)	(29)	—	—	(29)	(27)	—	—	(27)
Transfers, net(5)	—	—	—	—	—	—	1	1

Ending balance	$636	$—	$69	$705	$879	$—	$56	$935

Total:
Beginning balance	$29,571	$9,517	$217	$39,305	$14,872	$21,758	$181	$36,811
Provision for credit losses	310	2,203	16	2,529	2,489	2,533	7	5,029
Charge-offs(3)	(3,599)	(195)	(3)	(3,797)	(3,996)	(548)	(3)	(4,547)
Recoveries(3)	773	27	—	800	700	72	—	772
Transfers, net(4)(5)	2,864	(2,604)	(2)	258	9,601	(9,339)	(8)	254

Ending balance	$29,919	$8,948	$228	$39,095	$23,666	$14,476	$177	$38,319

	Six Months Ended June 30,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$27,317	$11,644	$137	$39,098	$693	$—	$32,333	$33,026
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	725	3,834	32	4,591	4,522	5,745	10	10,277
Charge-offs(3)	(6,874)	(437)	(4)	(7,315)	(5,242)	(2,523)	(5)	(7,770)
Recoveries(3)	1,437	47	—	1,484	966	422	—	1,388
Transfers, net(4)(5)	6,678	(6,140)	(6)	532	21,848	(21,174)	(25)	649

Ending balance	$29,283	$8,948	$159	$38,390	$22,787	$14,476	$121	$37,384

Multifamily:
Beginning balance	$730	$—	$98	$828	$748	$—	$83	$831
Provision (benefit) for credit losses	(53)	—	(20)	(73)	176	—	(28)	148
Charge-offs(3)	(41)	—	—	(41)	(45)	—	—	(45)
Transfers, net(5)	—	—	(9)	(9)	—	—	1	1

Ending balance	$636	$—	$69	$705	$879	$—	$56	$935

Total:
Beginning balance	$28,047	$11,644	$235	$39,926	$1,441	$—	$32,416	$33,857
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	672	3,834	12	4,518	4,698	5,745	(18)	10,425
Charge-offs(3)	(6,915)	(437)	(4)	(7,356)	(5,287)	(2,523)	(5)	(7,815)
Recoveries(3)	1,437	47	—	1,484	966	422	—	1,388
Transfers, net(4)(5)	6,678	(6,140)	(15)	523	21,848	(21,174)	(24)	650

Ending balance	$29,919	$8,948	$228	$39,095	$23,666	$14,476	$177	$38,319

Total loan loss reserves as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				2.01%				1.91%

(1)	All of these loans are collectively evaluated for impairments. Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities.
(2)	Adjustments relate to the adoption of the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information.
(3)	Charge-offs represent the carrying amount of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure transfers or short sales. Charge-offs exclude $103 million and $144 million for the three months ended June 30, 2011 and 2010, respectively, related to certain single-family loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. Charge-offs exclude $209 million and $261 million for the six months ended June 30, 2011 and 2010, respectively, related to certain single-family loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	In February 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $10.6 billion and $40.2 billion in UPB of loans from PC trusts during the three months ended June 30, 2011 and 2010, respectively. We purchased $25.2 billion and $96.8 billion in UPB of loans from PC trusts during the six months ended June 30, 2011 and 2010, respectively. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(5)	Consist primarily of: (a) approximately $2.6 billion and $9.3 billion during the three months ended June 30, 2011 and 2010, respectively, and $6.1 billion and $21.4 billion during the six months ended June 30, 2011 and 2010, respectively, of reclassified single-family reserves related to our purchases during the periods of loans previously held by consolidated trusts (as discussed in endnote (4) above); (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (d) net amounts attributable to recapitalization of past due interest on modified mortgage loans.

118	Freddie Mac

Table 4.4 presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	June 30, 2011			December 31, 2010
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,749,021	$74,535	$1,823,556	$1,762,490	$76,541	$1,839,031
Individually evaluated	45,792	2,860	48,652	36,505	2,637	39,142

Total recorded investment	1,794,813	77,395	1,872,208	1,798,995	79,178	1,878,173

Ending balance of the allowance for loan losses:
Collectively evaluated	(26,979)	(330)	(27,309)	(30,477)	(382)	(30,859)
Individually evaluated	(11,252)	(306)	(11,558)	(8,484)	(348)	(8,832)

Total ending balance of the allowance	(38,231)	(636)	(38,867)	(38,961)	(730)	(39,691)

Net investment in mortgage loans	$1,756,582	$76,759	$1,833,341	$1,760,034	$78,448	$1,838,482

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.1% and 12.7% of the recorded investment in such loans at June 30, 2011 and December 31, 2010, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.5% and 0.7% of the recorded investment in such loans as of June 30, 2011 and December 31, 2010, respectively.

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

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(in millions)

Single-family:
Primary mortgage insurance	$209,758	$217,133	$51,209	$52,899
Lender recourse and indemnifications	9,280	10,064	8,885	9,566
Pool insurance	33,592	37,868	3,008	3,299
HFA indemnification(3)	9,057	9,322	3,170	3,263
Subordination(4)	3,677	3,889	724	825
Other credit enhancements(4)	131	223	111	118

Total	$265,495	$278,499	$67,107	$69,970

Multifamily:
HFA indemnification(3)	$1,468	$1,551	$514	$543
Subordination(4)	18,762	12,252	2,537	1,414
Other credit enhancements	8,795	9,004	2,704	2,930

Total	$29,025	$22,807	$5,755	$4,887

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $18.1 billion and $19.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of June 30, 2011 and December 31, 2010, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued by Freddie Mac and Fannie Mae under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.
(4)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date. Prior period amounts have been revised to conform to current period presentation.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance

119	Freddie Mac

on a group, or pool, of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance during the first half of 2011. In recent periods, we also reached the maximum limit of recovery on certain of these contracts.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.8 billion as of both June 30, 2011 and December 31, 2010.

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

Table 5.1 — Individually Impaired Loans

					For the		For the
	Balance at				Three Months Ended		Six Months Ended
	June 30, 2011				June 30, 2011		June 30, 2011
					Average	Interest	Average	Interest
		Recorded	Associated	Net	Recorded	Income	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$7,710	$3,414	$—	$3,414	$3,449	$85	$3,503	$177
15-year amortizing fixed-rate(2)	104	42	—	42	43	2	45	4
Adjustable rate(3)	15	7	—	7	7	—	7	—
Alt-A, interest-only, and option ARM(4)	2,218	970	—	970	986	19	1,007	40

Total with no specific allowance recorded	$10,047	$4,433	$—	$4,433	$4,485	$106	$4,562	$221

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate(2)	$33,447	$32,382	$(8,446)	$23,936	$31,404	$141	$29,591	$317
15-year amortizing fixed-rate(2)	196	168	(13)	$155	156	2	155	5
Adjustable rate(3)	133	119	(18)	$101	105	1	102	2
Alt-A, interest-only, and option ARM(4)	8,983	8,690	(2,775)	$5,915	8,279	21	7,777	54

Total with specific allowance recorded	$42,759	$41,359	$(11,252)	$30,107	$39,944	$165	$37,625	$378

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$41,157	$35,796	$(8,446)	$27,350	$34,853	$226	$33,094	$494
15-year amortizing fixed-rate(2)	300	210	(13)	197	199	4	200	9
Adjustable rate(3)	148	126	(18)	108	112	1	109	2
Alt-A, interest-only, and option ARM(4)	11,201	9,660	(2,775)	6,885	9,265	40	8,784	94

Total single-family	52,806	45,792	(11,252)	34,540	44,429	271	42,187	599

Total multifamily	2,889	2,860	(306)	2,554	2,864	38	3,013	72

Total single-family and multifamily	$55,695	$48,652	$(11,558)	$37,094	$47,293	$309	$45,200	$671

120	Freddie Mac

	Balance at December 31, 2010
		Recorded	Associated	Net
	UPB	Investment	Allowance	Investment
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$8,462	$3,721	$—	$3,721
15-year amortizing fixed-rate(2)	119	50	—	50
Adjustable rate(3)	20	9	—	9
Alt-A, interest-only, and option ARM(4)	2,525	1,098	—	1,098

Total with no specific allowance recorded	$11,126	$4,878	$—	$4,878

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate(2)	$25,504	$24,502	$(6,283)	$18,219
15-year amortizing fixed-rate(2)	229	198	(17)	181
Adjustable rate(3)	168	153	(23)	130
Alt-A, interest-only, and option ARM(4)	7,035	6,774	(2,161)	4,613

Total with specific allowance recorded	$32,936	$31,627	$(8,484)	$23,143

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$33,966	$28,223	$(6,283)	$21,940
15-year amortizing fixed-rate(2)	348	248	(17)	231
Adjustable rate(3)	188	162	(23)	139
Alt-A, interest-only, and option ARM(4)	9,560	7,872	(2,161)	5,711

Total single-family	44,062	36,505	(8,484)	28,021

Total multifamily	2,661	2,637	(348)	2,289

Total single-family and multifamily	$46,723	$39,142	$(8,832)	$30,310

(1)	Individually impaired loans with no related specific valuation allowance primarily represent mortgage loans purchased from PC trusts and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

The average recorded investment in individually impaired loans for the three and six months ended June 30, 2010 was approximately $24.8 billion and $21.6 billion, respectively. We recognized interest income on individually impaired loans of $291 million and $522 million for the three and six months ended June 30, 2010, respectively. Interest income foregone on individually impaired loans was approximately $328 million and $147 million for the three months ended June 30, 2011 and 2010, respectively. Interest income foregone on individually impaired loans was approximately $693 million and $339 million for the six months ended June 30, 2011 and 2010, respectively.

121	Freddie Mac

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

Table 5.2 presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	June 30, 2011
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,241,359	$24,456	$8,784	$46,411	$1,321,010	$46,298
15-year amortizing fixed-rate(2)	254,164	1,509	391	1,436	257,500	1,431
Adjustable rate(3)	57,885	755	275	1,998	60,913	1,993
Alt-A, interest-only, and option ARM(4)	123,169	4,995	2,443	24,783	155,390	24,744

Total single-family	1,676,577	31,715	11,893	74,628	1,794,813	74,466

Total multifamily	77,217	34	12	132	77,395	1,945

Total single-family and multifamily	$1,753,794	$31,749	$11,905	$74,760	$1,872,208	$76,411

	December 31, 2010
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,226,874	$26,442	$10,203	$51,604	$1,315,123	$51,507
15-year amortizing fixed-rate(2)	248,572	1,727	450	1,628	252,377	1,622
Adjustable rate(3)	53,205	826	335	2,308	56,674	2,303
Alt-A, interest-only, and option ARM(4)	137,395	5,701	3,046	28,679	174,821	28,620

Total single-family	1,666,046	34,696	14,034	84,219	1,798,995	84,052

Total multifamily	79,044	41	7	86	79,178	1,751

Total single-family and multifamily	$1,745,090	$34,737	$14,041	$84,305	$1,878,173	$85,803

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers. In addition, if a multifamily borrower has entered into a forbearance agreement and is abiding by the terms of the agreement the borrower’s payment status is reflected as current, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of both June 30, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Since the first quarter of 2010, our practice generally results in our purchase of loans from PC trusts when the loans have been delinquent for four months or more. As of June 30, 2011, there were $2.9 billion in UPB of loans that were four monthly payments past due, and that met our repurchase criteria. Generally, we purchase these delinquent loans, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We purchased $10.6 billion and $40.2 billion in UPB of loans from PC trusts during the three months ended June 30, 2011 and 2010, respectively. We purchased $25.2 billion and $96.8 billion in UPB of loans from PC trusts during the six months ended June 30, 2011 and 2010, respectively.

122	Freddie Mac

Table 5.3 summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	June 30, 2011	December 31, 2010

Delinquencies:
Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	2.71%	2.97%
Total number of seriously delinquent loans	270,065	296,397
Credit-enhanced portfolio:
Serious delinquency rate	7.23%	7.83%
Total number of seriously delinquent loans	126,415	144,116
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.38%	3.73%
Total number of seriously delinquent loans	396,480	440,513
Other Guarantee Transactions:(2)
Serious delinquency rate	10.14%	9.86%
Total number of seriously delinquent loans	20,977	21,926
Total single-family:
Serious delinquency rate	3.50%	3.84%
Total number of seriously delinquent loans	417,457	462,439
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.19%	0.12%
UPB of delinquent loans (in millions)	$156	$106
Credit-enhance portfolio:
Delinquency rate	0.70%	0.85%
UPB of delinquent loans (in millions)	$192	$182
Total Multifamily:
Delinquency rate	0.31%	0.26%
UPB of delinquent loans (in millions)	$348	$288

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice. In addition, multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable. As of both June 30, 2011 and December 31, 2010, approximately $0.1 billion of multifamily loans had been granted forbearance and were not included in delinquency amounts.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu transaction (HAFA). As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We will bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to discuss with FHFA and with each other, and wherever feasible to develop, consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. Pursuant to this directive, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae, which are designed to help servicers do a better job of communicating and working with troubled borrowers and to bring greater accountability to the servicing industry. The aligned requirements include earlier and more frequent communication with borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, a consistent approach to modifications and consistent timelines for processing foreclosures. This initiative will result in the alignment of the processes for both HAMP and non-

123	Freddie Mac

HAMP workout solutions, and will be implemented over the course of 2011 and into 2012. Servicers will also be subject to incentives and compensatory fee assessments with respect to performance under these standards.

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

Table 6.1 provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in Table 6.1, the weighted average holding period for our disposed properties was less than one year.

Table 6.1 — REO

	Three Months Ended June 30,
	2011			2010
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
	(in millions)

Beginning balance	$7,149	$(773)	$6,376	$6,042	$(574)	$5,468
Additions	2,408	(163)	2,245	3,561	(253)	3,308
Change in holding period allowance, inventory	—	5	5	—	21	21
Dispositions	(3,024)	330	(2,694)	(2,748)	249	(2,499)

Ending balance	$6,533	$(601)	$5,932	$6,855	$(557)	$6,298

	Six Months Ended June 30,
	2011			2010
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
	(in millions)

Beginning balance	$7,908	$(840)	$7,068	$5,125	$(433)	$4,692
Adjustment to beginning balance(1)	—	—	—	158	(11)	147
Additions	4,861	(345)	4,516	6,643	(497)	6,146
Change in holding period allowance, inventory	—	(120)	(120)	—	(86)	(86)
Dispositions	(6,236)	704	(5,532)	(5,071)	470	(4,601)

Ending balance	$6,533	$(601)	$5,932	$6,855	$(557)	$6,298

(1)	Adjustment to the beginning balance relates to the adoption of new accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information.

The REO balance, net at June 30, 2011 and December 31, 2010 associated with single-family properties was $5.8 billion and $7.0 billion, respectively, and the balance associated with multifamily properties was $98 million and $107 million, respectively. The West region represented approximately 32% and 30% of our single-family REO additions during the three months ended June 30, 2011 and 2010, respectively, based on the number of properties, and the state with the most REO properties in the West region is California. At June 30, 2011, our single-family REO inventory in California represented approximately 13% of our total REO inventory based on the number of properties. Our single-family REO inventory consisted of 60,599 properties and 72,079 properties at June 30, 2011 and December 31, 2010, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to delays in the foreclosure process, including delays related to concerns about the foreclosure process. These delays in foreclosures continued in the first half of 2011, particularly in states that require a judicial foreclosure process. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for additional information about delays in single-family foreclosures.

Our REO operations expenses includes REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and insurance reimbursements and other credit enhancement recoveries. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized a loss of $56 million and

124	Freddie Mac

a gain of $39 million on single-family REO dispositions during the three months ended June 30, 2011 and 2010, respectively, and recognized a loss of $182 million and a gain of $26 million on single-family REO dispositions during the six months ended June 30, 2011 and 2010, respectively. We increased our valuation allowance for properties in our single-family inventory REO by $5 million and decreased our valuation allowance for properties in our single-family inventory REO by $20 million in the three months ended June 30, 2011 and 2010, respectively. We increased our valuation allowance for properties in our single-family inventory REO by $156 million and $117 million in the six months ended June 30, 2011 and 2010, respectively.

REO property acquisitions result from extinguishment of our mortgage loans held on our consolidated balance sheets and are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the six months ended June 30, 2011 and 2010 was $8.2 billion and $11.2 billion, respectively.

NOTE 7: INVESTMENTS IN SECURITIES

Table 7.1 summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At June 30, 2011 and December 31, 2010, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gains	Losses(1)	Fair Value
	(in millions)

Available-for-sale securities:
Freddie Mac	$79,417	$5,919	$(115)	$85,221
Subprime	44,231	32	(13,772)	30,491
CMBS	55,881	2,482	(716)	57,647
Option ARM	9,661	29	(3,099)	6,591
Alt-A and other	14,546	50	(2,387)	12,209
Fannie Mae	19,675	1,338	(2)	21,011
Obligations of states and political subdivisions	8,825	50	(315)	8,560
Manufactured housing	880	15	(51)	844
Ginnie Mae	248	27	—	275

Total available-for-sale securities	$233,364	$9,942	$(20,457)	$222,849

December 31, 2010

Available-for-sale securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

(1)	Includes non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

125	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
June 30, 2011	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,488	$—	$(29)	$(29)	$1,877	$—	$(86)	$(86)	$4,365	$—	$(115)	$(115)
Subprime	9	(1)	—	(1)	30,337	(10,982)	(2,789)	(13,771)	30,346	(10,983)	(2,789)	(13,772)
CMBS	409	—	(14)	(14)	4,384	—	(702)	(702)	4,793	—	(716)	(716)
Option ARM	19	(2)	—	(2)	6,438	(2,974)	(123)	(3,097)	6,457	(2,976)	(123)	(3,099)
Alt-A and other	882	(48)	(3)	(51)	10,317	(1,641)	(695)	(2,336)	11,199	(1,689)	(698)	(2,387)
Fannie Mae	12	—	—	—	14	—	(2)	(2)	26	—	(2)	(2)
Obligations of states and political subdivisions	2,855	—	(81)	(81)	2,974	—	(234)	(234)	5,829	—	(315)	(315)
Manufactured housing	38	(1)	—	(1)	452	(36)	(14)	(50)	490	(37)	(14)	(51)

Total available-for-sale securities in a gross unrealized loss position	$6,712	$(52)	$(127)	$(179)	$56,793	$(15,633)	$(4,645)	$(20,278)	$63,505	$(15,685)	$(4,772)	$(20,457)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2010	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,494	$—	$(70)	$(70)	$1,880	$—	$(125)	$(125)	$4,374	$—	$(195)	$(195)
Subprime	6	—	—	—	33,839	(10,041)	(4,015)	(14,056)	33,845	(10,041)	(4,015)	(14,056)
CMBS	2,950	—	(51)	(51)	8,894	(844)	(1,024)	(1,868)	11,844	(844)	(1,075)	(1,919)
Option ARM	3	(1)	—	(1)	6,838	(3,744)	(108)	(3,852)	6,841	(3,745)	(108)	(3,853)
Alt-A and other	42	—	(3)	(3)	12,025	(1,846)	(602)	(2,448)	12,067	(1,846)	(605)	(2,451)
Fannie Mae	54	—	—	—	14	—	(3)	(3)	68	—	(3)	(3)
Obligations of states and political subdivisions	3,953	—	(163)	(163)	3,402	—	(376)	(376)	7,355	—	(539)	(539)
Manufactured housing	8	(1)	—	(1)	507	(45)	(15)	(60)	515	(46)	(15)	(61)

Total available-for-sale securities in a gross unrealized loss position	$9,510	$(2)	$(287)	$(289)	$67,399	$(16,520)	$(6,268)	$(22,788)	$76,909	$(16,522)	$(6,555)	$(23,077)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At June 30, 2011, total gross unrealized losses on available-for-sale securities were $20.5 billion. The gross unrealized losses relate to 2,202 individual lots representing 2,121 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

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

126	Freddie Mac

the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

The determination of whether unrealized losses on available-for-sale securities are other-than-temporary involves the evaluation of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include, but are not limited to:

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

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting guidance for investments in debt and equity securities. In contrast, our purchase of mortgage-related securities that we issued (e.g., PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for additional information.

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

127	Freddie Mac

prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

Table 7.3 presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayment rates are also an input to the present value of expected cash flows and are discussed below.

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	June 30, 2011
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,279	$123	$940	$548	$2,287
Weighted average collateral defaults(2)	37%	37%	8%	44%	26%
Weighted average collateral severities(3)	57%	54%	48%	51%	41%
Weighted average voluntary prepayment rates(4)	6%	7%	10%	7%	8%
Average credit enhancement(5)	41%	17%	14%	18%	15%
2005:
UPB	$6,979	$3,009	$1,269	$886	$4,124
Weighted average collateral defaults(2)	56%	54%	25%	52%	40%
Weighted average collateral severities(3)	67%	63%	54%	58%	49%
Weighted average voluntary prepayment rates(4)	4%	6%	9%	7%	8%
Average credit enhancement(5)	52%	15%	5%	27%	6%
2006:
UPB	$20,720	$7,120	$586	$1,203	$1,253
Weighted average collateral defaults(2)	65%	68%	40%	63%	53%
Weighted average collateral severities(3)	71%	70%	61%	64%	57%
Weighted average voluntary prepayment rates(4)	7%	6%	10%	8%	8%
Average credit enhancement(5)	17%	5%	8%	0%	2%
2007:
UPB	$22,092	$4,526	$165	$1,440	$358
Weighted average collateral defaults(2)	63%	66%	56%	64%	63%
Weighted average collateral severities(3)	72%	71%	68%	67%	68%
Weighted average voluntary prepayment rates(4)	7%	7%	8%	8%	8%
Average credit enhancement(5)	18%	13%	14%	(4)%	0%
Total:
UPB	$51,070	$14,778	$2,960	$4,077	$8,022
Weighted average collateral defaults(2)	62%	64%	25%	58%	39%
Weighted average collateral severities(3)	71%	69%	57%	63%	51%
Weighted average voluntary prepayment rates(4)	6%	6%	9%	8%	8%
Average credit enhancement(5)	23%	10%	9%	7%	8%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by monoline bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since June 30, 2011.

128	Freddie Mac

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2011.

In addition, we considered fair values at June 30, 2011, as well as any significant changes in fair value since June 30, 2011 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of the non-agency mortgage-related securities we hold. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned receive greater weight. For further information, see “NOTE 18: FAIR VALUE DISCLOSURES.”

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. During the second quarter of 2011, we recognized the unrealized fair value losses related to three investments in CMBS of $154 million as an impairment charge in earnings because we have the intent to sell these securities. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2011. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Available-for-sale securities:
Subprime	$(70)	$(17)	$(804)	$(349)
Option ARM	(65)	(48)	(346)	(150)
Alt-A and other	(32)	(333)	(72)	(352)
CMBS(1)	(183)	(17)	(318)	(72)
Manufactured housing	(2)	(13)	(5)	(15)

Total other-than-temporary impairments on available-for-sale securities	$(352)	$(428)	$(1,545)	$(938)

(1)	Includes $154 million of other-than-temporary impairments recognized in earnings for the three and six months ended June 30, 2011 as we have the intent to sell the related security before recovery of its amortized cost basis.

129	Freddie Mac

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Six Months Ended
June 30, 2011
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$14,878
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	49
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,342
Reductions:
Amounts related to securities which were sold, written off or matured	(558)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis.	(161)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(60)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$15,490

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.

130	Freddie Mac

Realized Gains and Losses on Sales of Available-For-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$—	$26	$77	$26
Fannie Mae	14	—	14	—
Obligations of states and political subdivisions	3	—	4	1

Total mortgage-related securities gross realized gains	17	26	95	27

Non-mortgage-related securities:
Asset-backed securities	(2)	—	—	—

Total non-mortgage-related securities gross realized gains	(2)	—	—	—

Gross realized gains	15	26	95	27

Gross realized losses
Mortgage-related securities:(1)
CMBS	(80)	—	(80)	—
Option ARM	—	(6)	—	(6)

Total mortgage-related securities gross realized losses	(80)	(6)	(80)	(6)

Gross realized losses	(80)	(6)	(80)	(6)

Net realized gains (losses)	$(65)	$20	$15	$21

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

Maturities of Available-For-Sale Securities

Table 7.7 summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

June 30, 2011	Amortized Cost	Fair Value
	(in millions)

Available-for-sale securities:
Due within 1 year or less	$41	$41
Due after 1 through 5 years	1,167	1,226
Due after 5 through 10 years	6,385	6,741
Due after 10 years	225,771	214,841

Total available-for-sale securities	$233,364	$222,849

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

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

131	Freddie Mac

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Six Months Ended
	June 30,
	2011	2010
	(in millions)

Beginning balance	$(9,678)	$(20,616)
Adjustment to initially apply the adoption of amendments to accounting guidance for transfers of financial assets and the consolidation of VIEs(1)	—	(2,683)
Net unrealized holding gains(2)	1,849	8,146
Net reclassification adjustment for net realized losses(3)(4)	995	597

Ending balance	$(6,834)	$(14,556)

(1)	Net of tax benefit of $1.4 billion for the six months ended June 30, 2010.
(2)	Net of tax expense of $1.0 billion and $4.4 billion for the six months ended June 30, 2011 and 2010, respectively.
(3)	Net of tax benefit of $536 million and $321 million for the six months ended June 30, 2011 and 2010, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of income and comprehensive income as impairment losses on available-for-sale securities of $1.0 billion and $609 million, net of taxes, for the six months ended June 30, 2011 and 2010, respectively.

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	June 30, 2011	December 31, 2010
	(in millions)

Mortgage-related securities:
Freddie Mac	$16,997	$13,437
Fannie Mae	17,982	18,726
Ginnie Mae	165	172
Other	82	31

Total mortgage-related securities	35,226	32,366

Non-mortgage-related securities:
Asset-backed securities	164	44
Treasury bills	250	17,289
Treasury notes	17,497	10,122
FDIC-guaranteed corporate medium-term notes	1,627	441

Total non-mortgage-related securities	19,538	27,896

Total fair value of trading securities	$54,764	$60,262

For the three months ended June 30, 2011 and 2010, we recorded net unrealized gains (losses) on trading securities held at June 30, 2011 and 2010 of $229 million and $(272) million, respectively. For the six months ended June 30, 2011 and 2010, we recorded net unrealized gains (losses) on trading securities held at June 30, 2011 and 2010 of $10 million and $(689) million, respectively.

Total trading securities include $2.2 billion and $2.5 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of June 30, 2011 and December 31, 2010. Gains (losses) on trading securities on our consolidated statements of income and comprehensive income include $11 million and $(30) million, respectively, related to these hybrid financial securities for the three and six months ended June 30, 2011. Gains (losses) on trading securities include gains of $36 million and $1 million related to these trading securities for the three and six months ended June 30, 2010, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned in an effort to ensure our exposure to losses is minimized. We had cash and cash equivalents pledged to us related to derivative instruments of $1.7 billion and $2.2 billion at June 30, 2011 and December 31, 2010, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At June 30, 2011 and December 31, 2010, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at June 30, 2011 and December 31, 2010, we did not have securities pledged to us for securities

132	Freddie Mac

purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. These pledges may take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at June 30, 2011 and December 31, 2010 was $368 million and $550 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2011, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	June 30, 2011	December 31, 2010
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,345	$9,915
Available-for-sale securities	244	817
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	139	5

Total securities pledged	$10,728	$10,737

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At June 30, 2011, we pledged securities with the ability of the secured party to repledge of $10.6 billion, of which $10.5 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.5 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

There were no borrowings against the line of credit at June 30, 2011 or December 31, 2010. The remaining $0.1 billion and $0.2 billion of collateral posted with the ability of the secured party to repledge at June 30, 2011 and December 31, 2010, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At June 30, 2011 and December 31, 2010, we pledged securities without the ability of the secured party to repledge of $139 million and $5 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At June 30, 2011, we pledged $10.0 billion of collateral in the form of cash and cash equivalents, all but $109 million of which related to our derivative agreements as we had $10.1 billion of such derivatives in a net loss position. At December 31, 2010, we pledged $8.5 billion of collateral in the form of cash and cash equivalents, all but $40 million of which related to our derivative agreements as we had $9.3 billion of such derivatives in a net loss position. The remaining $109 million and $40 million was posted at clearinghouses in connection with our securities and other derivative transactions at June 30, 2011 and December 31, 2010, respectively.

133	Freddie Mac

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, “indebtedness” does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness, without the prior consent of Treasury.

Our debt cap under the Purchase Agreement is $972 billion in 2011. As of June 30, 2011, we estimate that the par value of our aggregate indebtedness totaled $695.2 billion, which was approximately $276.8 billion below the debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In Tables 8.1 and 8.2, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

Table 8.1 summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Balance, Net(1)
	2011	2010	2011	2010	June 30, 2011	December 31, 2010
	(in millions)				(in millions)

Other debt:
Short-term debt	$95	$137	$210	$278	$189,092	$197,106
Long-term debt:
Senior debt	3,232	4,320	6,670	8,766	491,634	516,123
Subordinated debt	6	11	18	23	361	711

Total long-term debt	3,238	4,331	6,688	8,789	491,995	516,834

Total other debt	3,333	4,468	6,898	9,067	681,087	713,940
Debt securities of consolidated trusts held by third parties	17,261	19,048	34,664	38,691	1,499,036	1,528,648

Total debt, net	$20,594	$23,516	$41,562	$47,758	$2,180,123	$2,242,588

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $0.7 billion and $0.9 billion, respectively, of other short-term debt, and $3.2 billion and $3.6 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at June 30, 2011 and December 31, 2010.

For the three and six months ended June 30, 2011, we recognized fair value gains (losses) of $(37) million and $(118) million, respectively, on our foreign-currency denominated debt, of which $(46) million and $(163) million, respectively, are gains (losses) related to our net foreign-currency translation.

134	Freddie Mac

Other Debt

Table 8.2 summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either June 30, 2011 or December 31, 2010.

Table 8.2 — Other Debt

	June 30, 2011			December 31, 2010
			Weighted Average			Weighted Average
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)

Other short-term debt:
Reference Bills® securities and discount notes	$188,411	$188,343	0.16%	$194,875	$194,742	0.24%
Medium-term notes	749	749	0.14	2,364	2,364	0.31

Total other short-term debt	189,160	189,092	0.16	197,239	197,106	0.25
Other long-term debt:
Original maturities on or before December 31,
2011	45,522	45,519	1.62%	120,951	120,959	2.13%
2012	132,695	132,653	1.75	138,474	138,418	1.79
2013	112,310	112,061	1.83	79,177	78,886	2.64
2014	60,997	60,816	2.57	36,328	36,142	3.46
2015	37,680	37,653	2.96	45,779	45,752	2.99
Thereafter	116,855	103,293	4.49	110,269	96,677	4.77

Total other long-term debt(3)	506,059	491,995	2.53	530,978	516,834	2.78

Total other debt	$695,219	$681,087		$728,217	$713,940

(1)	Represents par value, net of associated discounts, premiums, and hedging-related adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $124.5 billion and $142.6 billion at June 30, 2011 and December 31, 2010, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

Table 8.3 summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	June 30, 2011				December 31, 2010
				Weighted				Weighted
	Contractual		Balance,	Average	Contractual		Balance,	Average
	Maturity(2)	UPB	Net	Coupon(2)	Maturity(2)	UPB	Net	Coupon(2)
		(dollars in millions)
						(dollars in millions)

Single-family:
30-year or more, fixed-rate	2011 - 2048	$1,074,301	$1,084,346	5.00%	2011-2048	$1,110,943	$1,118,994	5.03%
20-year fixed-rate	2012 - 2031	65,988	66,885	4.67	2012-2031	63,941	64,752	4.78
15-year fixed-rate	2011 - 2026	234,548	237,480	4.29	2011-2026	227,269	229,510	4.41
Adjustable-rate	2011 - 2047	54,715	55,338	3.43	2011-2047	50,904	51,351	3.69
Interest-only(3)	2026 - 2041	52,669	52,757	5.15	2026-2040	61,773	61,830	5.30
FHA/VA	2011 - 2041	2,195	2,230	5.71	2011-2040	2,171	2,211	5.88

Total debt securities of consolidated trusts held by third parties(4)		$1,484,416	$1,499,036			$1,517,001	$1,528,648

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(4)	The effective rate for debt securities of consolidated trusts held by third parties was 4.57% as of both June 30, 2011 and December 31, 2010, respectively.

Lines of Credit

At both June 30, 2011 and December 31, 2010, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at June 30, 2011 or

135	Freddie Mac

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

NOTE 9: FINANCIAL GUARANTEES

We securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgage loans, which we guarantee. During the six months ended June 30, 2011 and 2010, we issued and guaranteed $155.5 billion and $163.7 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). Beginning January 1, 2010, we no longer recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. Table 9.1 presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 9.1 — Financial Guarantees

	June 30, 2011			December 31, 2010
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities(2)	$31,456	$264	40	$25,279	$202	41
Other guarantee commitments(3)	20,409	431	38	18,670	427	38
Derivative instruments	41,729	820	34	37,578	301	35
Servicing-related premium guarantees	147	—	5	172	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	As of June 30, 2011 and December 31, 2010, the UPB of non-consolidated Freddie Mac securities associated with single-family mortgage loans was $11.0 billion and $11.3 billion, respectively. The remaining balances relate to multifamily mortgage loans.
(3)	As of June 30, 2011 and December 31, 2010, the UPB of other guarantee commitments associated with single-family mortgage loans was $10.4 billion and $8.6 billion, respectively. The remaining balances relate to multifamily mortgage loans.

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

At June 30, 2011 and December 31, 2010, there were $1.5 trillion and $1.4 trillion, respectively, of securities we issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion at both June 30, 2011 and December 31, 2010, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN

136	Freddie Mac

LOSS RESERVES” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information about our accounting for financial guarantees.

During the three and six months ended June 30, 2011 we issued approximately $3.8 billion and $6.7 billion, respectively, compared to $2.2 billion and $3.7 billion for the three and six months ended June 30, 2010, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized. During the six months ended June 30, 2010, we also issued $4.1 billion in UPB of non-consolidated Other Guarantee Transactions backed by HFA bonds as part of the NIBP, for which a guarantee asset and guarantee obligation were recognized.

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

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three and six months ended June 30, 2011, we issued and guaranteed $0.7 billion and $2.5 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $7.5 billion and $5.5 billion of UPB at June 30, 2011 and December 31, 2010, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion and $9.7 billion in UPB at June 30, 2011 and December 31, 2010, respectively. In addition, as of June 30, 2011 and December 31, 2010, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $3.3 billion and $3.5 billion, respectively.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at June 30, 2011 and December 31, 2010.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at June 30, 2011 and December 31, 2010.

137	Freddie Mac

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at June 30, 2011 and December 31, 2010.

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

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multiclass resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. For more information about our retained interests in mortgage-related securitizations, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report. These transfers and our resulting retained interests are not significant to our consolidated financial statements in the first half of 2011 and 2010.

NOTE 11: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

•	synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure.

Hedge Forecasted Debt Issuances

When we commit to purchase mortgage investments, such commitments are typically for a future settlement ranging from two weeks to three months after the date of the commitment. To facilitate larger and more predictable debt issuances that contribute to lower funding costs, we use interest-rate derivatives to economically hedge the interest-rate risk exposure from the time we commit to purchase a mortgage to the time the related debt is issued.

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

138	Freddie Mac

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

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed interest rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument, and allow us to rebalance the options in our callable debt and REMICs portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Commitments

We routinely enter into commitments that include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.

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

139	Freddie Mac

Derivative Assets and Liabilities at Fair Value

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At June 30, 2011			At December 31, 2010
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$215,758	$3,971	$(1,271)	$324,590	$6,952	$(3,267)
Pay-fixed	321,870	716	(21,468)	394,294	3,012	(24,210)
Basis (floating to floating)	3,275	5	(1)	2,375	6	(2)

Total interest-rate swaps	540,903	4,692	(22,740)	721,259	9,970	(27,479)
Option-based:
Call swaptions
Purchased	103,825	8,260	—	114,110	8,391	—
Written	23,025	—	(780)	11,775	—	(244)
Put swaptions
Purchased	73,475	1,714	—	59,975	1,404	—
Written	6,000	—	—	6,000	—	(8)
Other option-based derivatives(3)	41,861	1,515	(1)	47,234	1,460	(10)

Total option-based	248,186	11,489	(781)	239,094	11,255	(262)
Futures	105,169	4	(50)	212,383	3	(170)
Foreign-currency swaps	2,184	327	—	2,021	172	—
Commitments(4)	34,361	121	(66)	14,292	103	(123)
Credit derivatives	11,383	2	(4)	12,833	12	(5)
Swap guarantee derivatives	3,733	—	(36)	3,614	—	(36)

Total Derivatives not designated as hedging instruments	945,919	16,635	(23,677)	1,205,496	21,515	(28,075)
Netting adjustments(5)		(16,389)	23,269		(21,372)	26,866

Total derivative portfolio, net	$945,919	$246	$(408)	$1,205,496	$143	$(1,209)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest rate caps and floors.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $6 million, respectively, at June 30, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $(0.8) billion at June 30, 2011 and December 31, 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at June 30, 2011 and December 31, 2010 was $1.7 billion and $2.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at June 30, 2011 and December 31, 2010 was $9.9 billion and $8.5 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011, was $10.1 billion for which we have posted collateral of $9.9 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, we would be required to post an additional $0.2 billion of collateral to our counterparties.

At June 30, 2011 and December 31, 2010, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

140	Freddie Mac

Gains and Losses on Derivatives

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of income and comprehensive income.

Table 11.2 — Gains and Losses on Derivatives

	Three Months Ended June 30,
					Amount of Gain or
					(Loss) Recognized in
			Amount of Gain or (Loss)		Other Income
	Amount of Gain or (Loss) Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion
	on Derivatives		into Earnings		and Amount Excluded
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		from Effectiveness Testing)
Hedging Relationships(1)	2011	2010	2011	2010	2011	2010
	(in millions)
Closed cash flow hedges(2)	$—	$—	$(201)	$(277)	$—	$—

	Six Months Ended June 30,
					Amount of Gain or
					(Loss) Recognized in
			Amount of Gain or (Losses)		Other Income
	Amount of Gain or (Loss) Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion
	on Derivatives		into Earnings		and Amount Excluded
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		from Effectiveness Testing)
Hedging Relationships(1)	2011	2010	2011	2010	2011	2010
	(in millions)
Closed cash flow hedges(2)	$—	$—	$(398)	$(536)	$—	$—

Derivatives not designated as hedging	Derivative Gains (Losses)(3)
instruments under the accounting guidance	Three Months Ended June 30,		Six Months Ended June 30,
for derivatives and hedging(4)	2011	2010	2011	2010
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(3)	$(57)	$(40)	$(65)
U.S. dollar denominated	3,561	10,716	1,357	13,099

Total receive-fixed swaps	3,558	10,659	1,317	13,034
Pay-fixed	(7,307)	(18,633)	(3,344)	(23,380)
Basis (floating to floating)	—	36	1	74

Total interest-rate swaps	(3,749)	(7,938)	(2,026)	(10,272)
Option based:
Call swaptions
Purchased	2,026	6,531	1,342	7,031
Written	(196)	(336)	(158)	(277)
Put swaptions
Purchased	(355)	(813)	(477)	(1,787)
Written	—	84	7	79
Other option-based derivatives(5)	127	398	81	236

Total option-based	1,602	5,864	795	5,282
Futures	(99)	42	(140)	(12)
Foreign-currency swaps(6)	47	(484)	156	(815)
Commitments(7)	(257)	(114)	(421)	(149)
Credit derivatives	—	2	1	2
Swap guarantee derivatives	1	1	2	1

Subtotal	(2,455)	(2,627)	(1,633)	(5,963)
Accrual of periodic settlements:(8)
Receive-fixed interest rate swaps(9)	1,066	1,688	2,312	3,220
Pay-fixed interest rate swaps	(2,428)	(2,906)	(4,932)	(5,790)
Foreign-currency swaps	6	5	10	12
Other	4	2	9	(2)

Total accrual of periodic settlements	(1,352)	(1,211)	(2,601)	(2,560)

Total	$(3,807)	$(3,838)	$(4,234)	$(8,523)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that were designated as cash flow hedges are recognized as basis adjustments to the related assets, which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(3)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of income and comprehensive income.
(4)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(5)	Primarily includes purchased interest rate caps and floors.
(6)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

141	Freddie Mac

Hedge Designation of Derivatives

At June 30, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in Table 11.3, the total AOCI related to derivatives designated as cash flow hedges was a loss of $2.0 billion and $2.6 billion at June 30, 2011 and 2010, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions impact earnings. Over the next 12 months, we estimate that approximately $461 million, net of taxes, of the $2.0 billion of cash flow hedge losses in AOCI at June 30, 2011 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 23 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at June 30, 2011, will be reclassified to earnings over the next five and ten years, respectively.

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

Table 11.3 — AOCI Related to Cash Flow Hedge Relationships

	Six Months Ended June 30,
	2011	2010
	(in millions)

Beginning balance(1)	$(2,239)	$(2,905)
Cumulative effect of change in accounting principle(2)	—	(7)
Net reclassifications of losses to earnings(3)	267	356

Ending balance(1)	$(1,972)	$(2,556)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting guidance for accounting for transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items. Net of tax benefit of $4 million for the six months ended June 30, 2010.
(3)	Net of tax benefit of $131 million and $180 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

To address our net worth deficit of $1.5 billion at June 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $1.5 billion. We received $500 million in March 2011 pursuant to a draw request that FHFA submitted to Treasury on our behalf to address the deficit in our net worth as of December 31, 2010. No cash was received from Treasury under the Purchase Agreement during the second quarter of 2011 due to our positive net worth at March 31, 2011. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $64.7 billion and $64.2 billion as of June 30, 2011 and December 31, 2010, respectively. See “NOTE 16: REGULATORY CAPITAL” for additional information.

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the six months ended June 30, 2011, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock. During the six months ended June 30, 2011, restrictions lapsed on 823,605 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report.

142	Freddie Mac

Dividends Declared During 2011

No common dividends were declared in 2011. On both March 31, 2011 and June 30 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2011.

NOTE 13: INCOME TAXES

Income Tax Benefit

For the three months ended June 30, 2011 and 2010, we reported an income tax benefit of $232 million and $286 million, respectively, resulting in effective tax rates of 9.8% and 5.7%, respectively. For the six months ended June 30, 2011 and 2010, we reported an income tax benefit of $306 million and $389 million, respectively, representing effective tax rates of 17.3% and 3.3%, respectively. For the three and six months ended June 30, 2011 and 2010, our effective tax rate was different from the statutory rate of 35% primarily due to changes in the valuation allowance recorded against a portion of our net deferred tax assets.

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

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in subsequent quarters, including the second quarter of 2011. Our valuation allowance increased by $658 million to $33.9 billion in the six months ended June 30, 2011, primarily attributable to an increase in temporary differences during the period. As of June 30, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.9 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

As of June 30, 2011, we had net operating loss and LIHTC carryforwards that will expire over multiple years beginning in 2027 and ending in 2031 and alternative minimum tax credit carryforwards that will not expire.

Unrecognized Tax Benefits

At June 30, 2011, we had total unrecognized tax benefits, exclusive of interest, of $1.2 billion. This amount relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. If favorably resolved, $1.2 billion of unrecognized tax benefits would have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against deferred tax assets created by the uncertain tax positions. This favorable impact would be offset by a $186 million tax expense related to the establishment of a valuation allowance against credits that have been carried forward. A valuation allowance has not currently been recorded against this amount because a portion of the unrecognized tax benefits was used as a source of taxable income in our realization assessment of our net deferred tax assets.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for tax years 1998 to 2009. Prior to 2011, the IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax

143	Freddie Mac

accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. On July 6, 2011, the U.S. Tax Court issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice is December 12, 2011. We continue to seek resolution of the controversy by settlement. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. We believe adequate reserves have been provided for settlement on reasonable terms. However, changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. We have no information that would enable us to estimate such impact at this time.

NOTE 14: EMPLOYEE BENEFITS

Defined Benefit Plans

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. We also maintain a nonqualified, unfunded defined benefit pension plan for our officers as part of our SERP (we refer to this plan and the Pension Plan as our Defined Benefit Pension Plans). We also maintain a defined benefit postretirement health care plan, or Retiree Health Plan, that generally provides postretirement health care benefits on a contributory basis to retired employees age 55 or older who meet certain minimum service and other eligibility requirements. Our Retiree Health Plan is currently unfunded and the benefits are paid from our general assets. This plan and our Defined Benefit Pension Plans are collectively referred to as the Defined Benefit Plans.

In June 2011, we amended our Defined Benefit Pension Plans. Under those amendments, eligibility for the pension benefit under our Defined Benefit Pension Plans will be limited to eligible employees hired on or before December 31, 2011. The amendments are effective January 1, 2012.

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and six months ended June 30, 2011 and 2010. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of income and comprehensive income.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	2011	2010	2011	2010
Pension Benefits	(in millions)

Service cost	$8	$8	$17	$16
Interest cost on benefit obligation	10	10	20	19
Expected return on plan assets	(12)	(10)	(24)	(20)
Recognized net actuarial loss	2	2	3	5

Net periodic benefit cost	$8	$10	$16	$20

Postretirement Health Care Benefits

Service cost	$1	$1	$3	$3
Interest cost on benefit obligation	3	2	5	4

Net periodic benefit cost	$4	$3	$8	$7

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount equal to at least the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. A contribution to our Pension Plan is not required in calendar year 2011.

144	Freddie Mac

NOTE 15: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship. The financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). In addition, our Investments segment is measured on its contribution to GAAP total comprehensive income (loss).

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

145	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses. The Investments segment also reflects the impact of changes in fair value of CMBS and multifamily held-for-sale loans associated with changes in interest rates.
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

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans that we purchased for investment, we have not purchased significant amounts of these loans for investment since 2010. Currently, our primary strategy is to purchase multifamily mortgage loans for purposes of aggregation and then securitization. We guarantee the senior tranches of these securitizations. Although we hold CMBS that we purchased for investment, we have not purchased significant amounts of non-agency CMBS for investment since 2008. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less allocated funding costs, the related credit costs (i.e. provision (benefit) for credit losses), and administrative expenses. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in the fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.

•   Multifamily mortgage loans held-for-sale and
   associated securitization activities

•   Investments in CMBS, multifamily housing
   revenue bonds, and multifamily mortgage loans
   held-for-investment

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

146	Freddie Mac

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

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) attributable to Freddie Mac for each segment. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of June 30, 2011, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $1.6 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of June 30, 2011, the unamortized balance of such fees was $2.6 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

Table 15.1 presents Segment Earnings by segment.

Table 15.1 — Summary of Segment Earnings and Total Comprehensive Income (Loss)(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$10	$(411)	$2,147	$(1,724)
Single-family Guarantee	(2,386)	(4,505)	(4,206)	(10,101)
Multifamily	200	150	559	371
All Other	37	53	37	53

Total Segment Earnings (loss), net of taxes	(2,139)	(4,713)	(1,463)	(11,401)

Net income (loss) attributable to Freddie Mac	$(2,139)	$(4,713)	$(1,463)	$(11,401)

Total comprehensive income (loss) of segments:
Investments	$643	$3,203	$3,906	$5,010
Single-family Guarantee	(2,385)	(4,504)	(4,209)	(10,104)
Multifamily	605	818	1,906	2,731
All Other	37	53	37	53

Total comprehensive income (loss) of segments	(1,100)	(430)	1,640	(2,310)

Total comprehensive income (loss) attributable to Freddie Mac	$(1,100)	$(430)	$1,640	$(2,310)

(1)	The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

147	Freddie Mac

Table 15.2 presents detailed financial information by financial statement line item for our reportable segments and All Other.

Table 15.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2011
							Non-Interest Expense									Total
			Non-Interest Income (Loss)					REO			Income		Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		Operations	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,826	$—	$—	$(139)	$(2,156)	$243	$(101)	$—	$(1)	$126	$212	$10	$—	$10	$633	$643
Single-family Guarantee	(30)	(2,886)	848	—	—	208	(228)	(35)	(106)	(143)	(14)	(2,386)	—	(2,386)	1	(2,385)
Multifamily	304	13	30	(182)	2	111	(55)	8	(28)	—	(3)	200	—	200	405	605
All Other	—	—	—	—	—	—	—	—	—	—	37	37	—	37	—	37

Total Segment Earnings (loss), net of taxes	2,100	(2,873)	878	(321)	(2,154)	562	(384)	(27)	(135)	(17)	232	(2,139)	—	(2,139)	1,039	(1,100)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,335	344	(694)	(31)	(1,653)	(301)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	126	—	(143)	—	—	—	—	—	—	17	—	—	—	—	—	—

Total reconciling items	2,461	344	(837)	(31)	(1,653)	(301)	—	—	—	17	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,561	$(2,529)	$41	$(352)	$(3,807)	$261	$(384)	$(27)	$(135)	$—	$232	$(2,139)	$—	$(2,139)	$1,039	$(1,100)

	Six Months Ended June 30, 2011
							Non-Interest Expense									Total
			Non-Interest Income (Loss)					REO			Income		Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		Operations	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$3,479	$—	$—	$(1,168)	$(1,053)	$479	$(196)	$—	$(1)	$329	$278	$2,147	$—	$2,147	$1,759	$3,906
Single-family Guarantee	70	(5,170)	1,718	—	—	419	(443)	(292)	(172)	(328)	(8)	(4,206)	—	(4,206)	(3)	(4,209)
Multifamily	583	73	58	(317)	4	298	(106)	8	(41)	—	(1)	559	—	559	1,347	1,906
All Other	—	—	—	—	—	—	—	—	—	—	37	37	—	37	—	37

Total Segment Earnings (loss), net of taxes	4,132	(5,097)	1,776	(1,485)	(1,049)	1,196	(745)	(284)	(214)	1	306	(1,463)	—	(1,463)	3,103	1,640
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	4,640	579	(1,369)	(60)	(3,185)	(605)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	329	—	(328)	—	—	—	—	—	—	(1)	—	—	—	—	—	—

Total reconciling items	4,969	579	(1,697)	(60)	(3,185)	(605)	—	—	—	(1)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$9,101	$(4,518)	$79	$(1,545)	$(4,234)	$591	$(745)	$(284)	$(214)	$—	$306	$(1,463)	$—	$(1,463)	$3,103	$1,640

148	Freddie Mac

	Three Months Ended June 30, 2010
							Non-Interest Expense									Total
			Non-Interest Income (Loss)					REO					Less: Net		Total Other	Comprehensive
	Net		Management		Derivative	Other		Operations	Other		Income	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Provision for	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	Tax	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,509	$—	$—	$(327)	$(2,193)	$294	$(111)	$—	$(6)	$294	$129	$(411)	$—	$(411)	$3,614	$3,203
Single-family Guarantee	51	(5,294)	865	—	—	268	(242)	41	(90)	(208)	104	(4,505)	—	(4,505)	1	(4,504)
Multifamily	278	(119)	25	(17)	(1)	55	(51)	(1)	(19)	—	—	150	—	150	668	818
All Other	—	—	—	—	—	—	—	—	—	—	53	53	—	53	—	53

Total Segment Earnings (loss), net of taxes	1,838	(5,413)	890	(344)	(2,194)	617	(404)	40	(115)	86	286	(4,713)	—	(4,713)	4,283	(430)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,004	384	(645)	(84)	(1,644)	(15)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	294	—	(208)	—	—	—	—	—	—	(86)	—	—	—	—	—	—

Total reconciling items	2,298	384	(853)	(84)	(1,644)	(15)	—	—	—	(86)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,136	$(5,029)	$37	$(428)	$(3,838)	$602	$(404)	$40	$(115)	$—	$286	$(4,713)	$—	$(4,713)	$4,283	$(430)

	Six Months Ended June 30, 2010
																Total
			Non-Interest Income (Loss)				Non-Interest Expense						Less: Net		Total Other	Comprehensive
	Net		Management		Derivative	Other		REO	Other		Income	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Provision for	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	Tax	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$2,820	$—	$—	$(703)	$(4,895)	$272	$(233)	$—	$(13)	$804	$226	$(1,722)	$(2)	$(1,724)	$6,734	$5,010
Single-family Guarantee	110	(11,335)	1,713	—	—	478	(471)	(115)	(169)	(421)	109	(10,101)	—	(10,101)	(3)	(10,104)
Multifamily	516	(148)	49	(72)	4	163	(105)	(4)	(36)	—	1	368	3	371	2,360	2,731
All Other	—	—	—	—	—	—	—	—	—	—	53	53	—	53	—	53

Total Segment Earnings (loss), net of taxes	3,446	(11,483)	1,762	(775)	(4,891)	913	(809)	(119)	(218)	383	389	(11,402)	1	(11,401)	9,091	(2,310)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	4,011	1,058	(1,269)	(163)	(3,632)	(5)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	804	—	(421)	—	—	—	—	—	—	(383)	—	—	—	—	—	—

Total reconciling items	4,815	1,058	(1,690)	(163)	(3,632)	(5)	—	—	—	(383)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$8,261	$(10,425)	$72	$(938)	$(8,523)	$908	$(809)	$(119)	$(218)	$—	$389	$(11,402)	$1	$(11,401)	$9,091	$(2,310)

(1)	Management and guarantee income total per consolidated statements of income and comprehensive income is included in other income on our GAAP consolidated statements of income and comprehensive income.
(2)	See “Segment Earnings” for additional information regarding these adjustments.
(3)	See “NOTE 17: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2010 Annual Report for information regarding these reclassifications.

149	Freddie Mac

Table 15.3 presents total comprehensive income (loss) by segment.

Table 15.3 — Total Comprehensive Income (Loss) of Segments(1)

	Three Months Ended June 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$10	$498	$135	$—	$633	$643
Single-family Guarantee	(2,386)	—	—	1	1	(2,385)
Multifamily	200	405	—	—	405	605
All Other	37	—	—	—	—	37

Total per consolidated statements of income and comprehensive income	$(2,139)	$903	$135	$1	$1,039	$(1,100)

	Six Months Ended June 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$2,147	$1,497	$266	$(4)	$1,759	$3,906
Single-family Guarantee	(4,206)	—	—	(3)	(3)	(4,209)
Multifamily	559	1,347	1	(1)	1,347	1,906
All Other	37	—	—	—	—	37

Total per consolidated statements of income and comprehensive income	$(1,463)	$2,844	$267	$(8)	$3,103	$1,640

	Three Months Ended June 30, 2010
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$(411)	$3,429	$184	$1	$3,614	$3,203
Single-family Guarantee	(4,505)	—	—	1	1	(4,504)
Multifamily	150	668	—	—	668	818
All Other	53	—	—	—	—	53

Total per consolidated statements of income and comprehensive income	$(4,713)	$4,097	$184	$2	$4,283	$(430)

	Six Months Ended June 30, 2010
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$(1,724)	$6,381	$356	$(3)	$6,734	$5,010
Single-family Guarantee	(10,101)	—	—	(3)	(3)	(10,104)
Multifamily	371	2,362	—	(2)	2,360	2,731
All Other	53	—	—	—	—	53

Total per consolidated statements of income and comprehensive income	$(11,401)	$8,743	$356	$(8)	$9,091	$(2,310)

(1)	The sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

150	Freddie Mac

NOTE 16: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our submission to FHFA on minimum capital.

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

Table 16.1 — Net Worth and Minimum Capital

	June 30, 2011	December 31, 2010
	(in millions)

GAAP net worth(1)	$(1,478)	$(401)

Core capital (deficit)(2)(3)	$(57,250)	$(52,570)
Less: Minimum capital requirement(2)	24,901	25,987

Minimum capital surplus (deficit)(2)	$(82,151)	$(78,557)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for June 30, 2011 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. If funding has been requested under the Purchase Agreement to address a deficit in our net worth, and Treasury is unable to provide us with such funding within the 60-day period specified by FHFA, FHFA would be required to place us into receivership if our assets remain less than our obligations during that 60-day period.

To address our net worth deficit of $1.5 billion at June 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $1.5 billion, and will request that we receive these funds by September 30, 2011. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Upon funding of this draw request, our aggregate funding received from Treasury under the Purchase Agreement will increase to $65.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $1.5 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $64.7 billion at June 30, 2011 to $66.2 billion. We paid quarterly dividends of $1.6 billion on the senior preferred stock in cash on both March 31, 2011 and June 30, 2011 at the direction of the Conservator. Following funding of the draw request related to

151	Freddie Mac

our net worth deficit at June 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.5 billion to $6.6 billion, which exceeds our annual historical earnings in all but one period.

NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 17.1 summarizes the concentration by year of origination and geographical area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

Table 17.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	June 30, 2011		December 31, 2010		Percent of Credit Losses(1)
		Serious		Serious	Six Months Ended
	Percentage of	Delinquency	Percentage of	Delinquency	June 30,	June 30,
	Portfolio(2)	Rate(3)	Portfolio(2)	Rate(3)	2011	2010

Year of Origination

2011	6%	<0.1%	N/A	N/A	—%	N/A
2010	20	0.1	18%	0.1%	—	—%
2009	20	0.3	21	0.3	1	—
2008	8	4.9	9	4.9	8	6
2007	10	11.0	11	11.6	37	34
2006	8	10.3	9	10.5	29	30
2005	9	6.0	10	6.0	17	21
2004 and prior	19	2.5	22	2.5	8	9

Total	100%	3.5%	100%	3.8%	100%	100%

Region(4)

West	28%	3.8%	27%	4.7%	56%	47%
Northeast	25	3.1	25	3.2	7	8
North Central	18	2.8	18	3.1	15	16
Southeast	17	5.4	18	5.6	18	25
Southwest	12	1.8	12	2.1	4	4

Total	100%	3.5%	100%	3.8%	100%	100%

State(5)

California	16%	3.8%	16%	4.9%	32%	26%
Florida	6	10.6	6	10.5	12	19
Illinois	5	4.5	5	4.6	4	5
Georgia	3	3.6	3	4.1	4	3
Michigan	3	2.4	3	3.0	5	6
Arizona	3	4.6	3	6.1	12	11
Nevada	1	10.6	1	11.9	6	5
All other	63	N/A	63	N/A	25	25

Total	100%	3.5%	100%	3.8%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of income and comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Serious delinquencies on mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(5)	States presented based on those with the highest percentage of credit losses during the six months ended June 30, 2011. Our top seven states based on the highest percentage of UPB as of June 30, 2011 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (5%), New Jersey (4%), and Virginia (4%), and comprised 45% of our single-family credit guarantee portfolio as of June 30, 2011.

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

152	Freddie Mac

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

Table 17.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Interest-only	5%	5%	17.7%	18.4%
Option ARM	<1	1	21.6	21.2
Alt-A(2)	6	6	11.7	12.2
Original LTV ratio greater than 90%(3)	9	9	6.8	7.8
Lower original FICO scores (less than 620)	3	3	12.5	13.9

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 20% and 18% at June 30, 2011 and December 31, 2010, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.7% and 14.9% as of June 30, 2011 and December 31, 2010, respectively.

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

153	Freddie Mac

Table 17.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	June 30, 2011		December 31, 2010
		Delinquency		Delinquency
	UPB(1)	Rate(2)	UPB(1)	Rate(2)
	(dollars in billions)

State
California	$19.2	0.04%	$19.3	0.06%
Texas	13.1	0.78	12.7	0.52
New York	9.3	—	9.2	—
Florida	6.8	0.42	6.4	0.56
Virginia	5.8	—	5.6	—
Georgia	5.6	1.09	5.5	0.98
All other states	50.9	0.29	49.7	0.24

Total	$110.7	0.31%	$108.4	0.26%

Region(3)
Northeast	$31.6	0.22%	$31.1	—%
West	28.5	0.06	28.3	0.07
Southwest	21.0	0.69	20.2	0.61
Southeast	20.0	0.51	19.2	0.59
North Central	9.6	0.12	9.6	0.30

Total	$110.7	0.31%	$108.4	0.26%

Category(4)
Original LTV ratio greater than 80%	$6.5	2.45%	$6.6	2.30%
Original DSCR below 1.10	3.0	2.05	3.2	1.22
Non-credit enhanced loans	83.5	0.19	87.5	0.12

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(3)	See endnote (4) to “Table 17.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement significantly reduces our exposure to a potential credit loss. As of June 30, 2011, more than one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 8% at both June 30, 2011 and December 31, 2010, and our estimate of the current average DSCR for these loans was 1.2 and 1.1 as of June 30, 2011 and December 31, 2010, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 6% and 7% at June 30, 2011 and December 31, 2010, respectively, and the average current LTV ratio of these loans was 101% and 108%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

154	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us a specified dollar amount of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 85% of our single-family purchase volume during the six months ended June 30, 2011. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank, N.A. accounted for 29%, 14%, 11% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2011. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts. As of June 30, 2011 and December 31, 2010, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.1 billion and $3.8 billion, and approximately 43% and 34% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests. During the three and six months ended June 30, 2011, respectively, we recovered amounts that covered losses with respect to $1.2 billion and $2.4 billion of UPB on loans subject to our repurchase requests.

On August 24, 2009, one of our single-family seller/servicers, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy and announced its plan to wind down its operations. We had exposure to TBW with respect to its loan repurchase obligations. We also had exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009.

With the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement was filed with the bankruptcy court on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011. We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors may file an action to recover certain funds paid to us prior to the TBW bankruptcy. See “NOTE 19: LEGAL CONTINGENCIES” for additional information on the settlement, our claims arising from TBW’s bankruptcy, and Ocala’s potential claims.

As previously disclosed, we joined an investor group that delivered a notice of non-performance in 2010 to The Bank of New York Mellon, as Trustee, and Countrywide Home Loans Servicing LP (now known as BAC Home Loans Servicing, LP), related to the possibility that certain mortgage pools backing certain mortgage-related securities issued by Countrywide Financial and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

On June 29, 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve all outstanding and potential claims related to alleged breaches of representations and warranties (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 530 Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions, including the receipt of a private letter ruling from the IRS. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict whether and to what extent challenges will be made to the settlement or the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained.

In connection with the settlement, Bank of America Corporation entered into an agreement with the investor group. Under this agreement, the investor group agreed, among other things, to use reasonable best efforts and to cooperate in good faith to effectuate the settlement, including to obtain final court approval. Freddie Mac was not a party to this

155	Freddie Mac

agreement, but agreed to retract any previously delivered notices of non-performance upon final court approval of the settlement.

The court has directed that any objections to the settlement be filed no later than August 30, 2011. FHFA, after considering input from us and others, will determine whether or not to object to the proposed settlement.

The ultimate amounts of recovery payments we received from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of June 30, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for further information. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2011 and December 31, 2010; however, our actual losses may exceed our estimates.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of June 30, 2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 14% and 12%, respectively, of our single-family mortgage loans, as of June 30, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

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

As of June 30, 2011 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 51% of our multifamily mortgage portfolio.

In our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of servicing they provide to us or, in certain cases, reduce the likelihood that we could recover losses through recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for additional information. As of June 30, 2011, these insurers provided coverage, with maximum loss limits of $54.8 billion, for $259.9 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., PMI Mortgage Insurance Co. (or PMI), and Republic Mortgage Insurance Co. (or RMIC) each accounted for more than 10% and collectively represented approximately 95% of our overall mortgage insurance coverage at June 30, 2011. All our mortgage insurance counterparties are rated BBB or below as of July 22, 2011, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

156	Freddie Mac

We received proceeds of $1.3 billion and $0.7 billion during the six months ended June 30, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.1 billion and $2.3 billion as of June 30, 2011 and December 31, 2010, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.4 billion and $1.5 billion as of June 30, 2011 and December 31, 2010, respectively. Four of our mortgage insurers, including RMIC and PMI, have exceeded regulatory risk to capital ratios required by their state insurance regulators, and others may exceed regulatory limits in the future. Most, but not all, states have issued waivers to allow the companies to continue writing new business in their states, and Freddie Mac has, in certain circumstances, approved limited purpose affiliates to allow the companies to continue writing business in those states that have not issued waivers. Some of those state waivers are nearing their expiration dates.

On July 28, 2011, RMIC announced that its waiver of minimum state regulatory capital requirements will expire on August 31, 2011, and that it has not yet obtained necessary approvals to move production of new business to a separately capitalized subsidiary. RMIC stated that it is probable that its new business production will cease, at least temporarily, prior to August 31, 2011. RMIC also stated that, absent approval to underwrite new production through a separately capitalized subsidiary, it is most likely that RMIC’s existing book of business would be placed into run off operating mode. We notified RMIC that they were suspended as an approved insurer for Freddie Mac loans effective August 1, 2011.

We evaluate the near term recovery from insurance policies for mortgage loans that we hold on our consolidated balance sheet as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. Based upon currently available information, we believe that all of our mortgage insurance counterparties have the capacity to pay all claims as they become due in the normal course for the near term, except for claims obligations of Triad Guaranty Insurance Corporation (or Triad) that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. However, we believe that certain of our other mortgage insurance counterparties may lack sufficient ability to fully meet all of their expected lifetime claims paying obligations to us over the long term as such claims emerge.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At June 30, 2011, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $10.1 billion of UPB. At June 30, 2011, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of June 30, 2011 and December 31, 2010, there were $53.4 billion and $91.6 billion, respectively, of cash and other non-

157	Freddie Mac

mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of June 30, 2011, these included:

•	$14.4 billion of cash equivalents invested in 32 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$6.0 billion of federal funds sold with four counterparties that had short-term S&P ratings of A-1 or above;

•	$1.3 billion of federal funds sold with one counterparty that had a short-term S&P rating of A-2;

•	$7.1 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-1 or above;

•	$19.2 billion of securities purchased under agreements to resell with eight counterparties that had short-term S&P ratings of A-2; and

•	$4.9 billion of cash deposited with the Federal Reserve Bank.

Derivative Portfolio

Derivative Counterparties

Our use of derivatives exposes us to institutional credit risk, which arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our institutional credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled between us and our counterparty. Our use of OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps is subject to rigorous internal credit and legal reviews. All of our OTC derivatives counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

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

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our active OTC derivative counterparties for interest-rate swaps, option-based derivatives, and foreign-currency swaps. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral for the amount of our net exposure to them above the applicable threshold. Bilateral collateral agreements are in place for the majority of our counterparties. Collateral posting thresholds are tied to a counterparty’s credit rating. Derivative exposures and collateral amounts are monitored on a daily basis using both internal pricing models and dealer price quotes. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $113 million and $32 million at June 30, 2011 and December 31, 2010, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2011, our maximum loss for accounting purposes would have been approximately $113 million. Four counterparties each accounted for greater than 10% and collectively accounted for 94% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at June 30,

158	Freddie Mac

2011. These counterparties were Barclays Bank PLC, Deutsche Bank, A.G., UBS A.G., and Goldman Sachs Bank USA, all of which were rated A or higher as of July 22, 2011.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $121 million and $103 million at June 30, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 18: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 18.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at June 30, 2011 and December 31, 2010.

159	Freddie Mac

Table 18.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,238	$1,983	$—	$85,221
Subprime	—	—	30,491	—	30,491
CMBS	—	54,440	3,207	—	57,647
Option ARM	—	—	6,591	—	6,591
Alt-A and other	—	12	12,197	—	12,209
Fannie Mae	—	20,824	187	—	21,011
Obligations of states and political subdivisions	—	—	8,560	—	8,560
Manufactured housing	—	—	844	—	844
Ginnie Mae	—	261	14	—	275

Total available-for-sale securities, at fair value	—	158,775	64,074	—	222,849
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,375	2,622	—	16,997
Fannie Mae	—	17,139	843	—	17,982
Ginnie Mae	—	139	26	—	165
Other	—	64	18	—	82

Total mortgage-related securities	—	31,717	3,509	—	35,226
Non-mortgage-related securities:
Asset-backed securities	—	164	—	—	164
Treasury bills	250	—	—	—	250
Treasury notes	17,497	—	—	—	17,497
FDIC-guaranteed corporate medium-term notes	—	1,627	—	—	1,627

Total non-mortgage-related securities	17,747	1,791	—	—	19,538

Total trading securities, at fair value	17,747	33,508	3,509	—	54,764

Total investments in securities	17,747	192,283	67,583	—	277,613
Mortgage loans:
Held-for-sale, at fair value	—	—	4,463	—	4,463
Derivative assets, net:
Interest-rate swaps	—	4,646	46	—	4,692
Option-based derivatives	5	11,484	—	—	11,489
Other	4	444	6	—	454

Subtotal, before netting adjustments	9	16,574	52	—	16,635
Netting adjustments(1)	—	—	—	(16,389)	(16,389)

Total derivative assets, net	9	16,574	52	(16,389)	246
Other assets:
Guarantee asset, at fair value	—	—	667	—	667

Total assets carried at fair value on a recurring basis	$17,756	$208,857	$72,765	$(16,389)	$282,989

Liabilities:
Debt securities recorded at fair value	$—	$3,998	$—	$—	$3,998
Derivative liabilities, net:
Interest-rate swaps	—	22,423	317	—	22,740
Option-based derivatives	—	780	1	—	781
Other	50	53	53	—	156

Subtotal, before netting adjustments	50	23,256	371	—	23,677
Netting adjustments(1)	—	—	—	(23,269)	(23,269)

Total derivative liabilities, net	50	23,256	371	(23,269)	408

Total liabilities carried at fair value on a recurring basis	$50	$27,254	$371	$(23,269)	$4,406

160	Freddie Mac

	Fair Value at December 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,652	$2,037	$—	$85,689
Subprime	—	—	33,861	—	33,861
CMBS	—	54,972	3,115	—	58,087
Option ARM	—	—	6,889	—	6,889
Alt-A and other	—	13	13,155	—	13,168
Fannie Mae	—	24,158	212	—	24,370
Obligations of states and political subdivisions	—	—	9,377	—	9,377
Manufactured housing	—	—	897	—	897
Ginnie Mae	—	280	16	—	296

Total available-for-sale securities, at fair value	—	163,075	69,559	—	232,634
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,138	2,299	—	13,437
Fannie Mae	—	17,872	854	—	18,726
Ginnie Mae	—	145	27	—	172
Other	—	11	20	—	31

Total mortgage-related securities	—	29,166	3,200	—	32,366
Non-mortgage-related securities:
Asset-backed securities	—	44	—	—	44
Treasury bills	17,289	—	—	—	17,289
Treasury notes	10,122	—	—	—	10,122
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	27,411	485	—	—	27,896

Total trading securities, at fair value	27,411	29,651	3,200	—	60,262

Total investments in securities	27,411	192,726	72,759	—	292,896
Mortgage loans:
Held-for-sale, at fair value	—	—	6,413	—	6,413
Derivative assets, net:
Interest-rate swaps	—	9,921	49	—	9,970
Option-based derivatives	—	11,255	—	—	11,255
Other	3	266	21	—	290

Subtotal, before netting adjustments	3	21,442	70	—	21,515
Netting adjustments(1)	—	—	—	(21,372)	(21,372)

Total derivative assets, net	3	21,442	70	(21,372)	143
Other assets:
Guarantee asset, at fair value	—	—	541	—	541

Total assets carried at fair value on a recurring basis	$27,414	$214,168	$79,783	$(21,372)	$299,993

Liabilities:
Debt securities recorded at fair value	$—	$4,443	$—	$—	$4,443
Derivative liabilities, net:
Interest-rate swaps	—	26,856	623	—	27,479
Option-based derivatives	8	252	2	—	262
Other	170	28	136	—	334

Subtotal, before netting adjustments	178	27,136	761	—	28,075
Netting adjustments(1)	—	—	—	(26,866)	(26,866)

Total derivative liabilities, net	178	27,136	761	(26,866)	1,209

Total liabilities carried at fair value on a recurring basis	$178	$31,579	$761	$(26,866)	$5,652

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $6 million, respectively, at June 30, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $(0.8) billion at June 30, 2011 and December 31, 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

161	Freddie Mac

Recurring Fair Value Changes

For the three and six months ended June 30, 2011, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities and multifamily held-for-sale loans. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the three and six months ended June 30, 2011, the fair value of our Level 3 assets decreased by $5.0 billion and $7.0 billion, respectively, mainly attributable to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net sales of multifamily held-for-sale loans. In addition, the fair value of our investments in non-agency mortgage-related securities also decreased from the widening of OAS levels on these securities during the second quarter of 2011. During the three and six months ended June 30, 2011, we had a net transfer into Level 3 assets of $12 million and $160 million, respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

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

162	Freddie Mac

Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended June 30, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive						in and/or out	Balance,	gains (losses)
	March 31, 2011	earnings(1)(2)(3)(4)	income	Total	Purchases	Issuances	Sales	Settlements, net(5)	of Level 3(6)	June 30, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,896	$—	$40	$40	$8	$—	$—	$(27)	$66	$1,983	$—
Subprime	33,344	(70)	(1,255)	(1,325)	—	—	—	(1,528)	—	30,491	(70)
CMBS	3,093	—	136	136	—	—	—	(22)	—	3,207	—
Option ARM	6,989	(65)	76	11	—	—	—	(409)	—	6,591	(65)
Alt-A and other	12,924	(32)	(182)	(214)	—	—	—	(513)	—	12,197	(32)
Fannie Mae	195	—	—	—	—	—	—	(8)		187	—
Obligations of states and political subdivisions	8,875	3	244	247	—	—	(158)	(404)	—	8,560	—
Manufactured housing	878	(2)	(1)	(3)	—	—	—	(31)	—	844	(2)
Ginnie Mae	15	—	—	—	—	—	—	(1)	—	14	—

Total available-for-sale mortgage-related securities	68,209	(166)	(942)	(1,108)	8	—	(158)	(2,943)	66	64,074	(169)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,697	(65)	—	(65)	90	—	—	(46)	(54)	2,622	(65)
Fannie Mae	871	(17)	—	(17)	—	—	—	(11)	—	843	(17)
Ginnie Mae	26	—	—	—	—	—	—	—	—	26	—
Other	19	(1)	—	(1)	—	—	—	—	—	18	(1)

Total trading mortgage-related securities	3,613	(83)	—	(83)	90	—	—	(57)	(54)	3,509	(83)
Mortgage Loans:
Held-for-sale, at fair value	5,304	298	—	298	3,270	—	(4,400)	(9)	—	4,463	94
Net derivatives(8)	(757)	522	—	522	—	(9)	—	(77)	2	(319)	407
Other assets:
Guarantee asset(9)	597	6	—	6	—	77	—	(13)	—	667	6

163	Freddie Mac

	Six Months Ended June 30, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive						in and/or out	Balance,	gains (losses)
	January 1, 2011	earnings(1)(2)(3)(4)	income	Total	Purchases	Issuances	Sales	Settlements, net(5)	of Level 3(6)	June 30, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$39	$39	$17	$—	$—	$(78)	$(32)	$1,983	$—
Subprime	33,861	(804)	315	(489)	—	—	—	(2,881)	—	30,491	(804)
CMBS	3,115	—	112	112	—	—	—	(20)	—	3,207	—
Option ARM	6,889	(346)	768	422	—	—	—	(720)	—	6,591	(346)
Alt-A and other	13,155	(72)	56	(16)	—	—	—	(942)	—	12,197	(72)
Fannie Mae	212	—	2	2	—	—	—	(22)	(5)	187	—
Obligations of states and political subdivisions	9,377	4	242	246	1	—	(195)	(869)	—	8,560	—
Manufactured housing	897	(5)	11	6	—	—	—	(59)	—	844	(5)
Ginnie Mae	16	—	—	—	—	—	—	(2)	—	14	—

Total available-for-sale mortgage-related securities	69,559	(1,223)	1,545	322	18	—	(195)	(5,593)	(37)	64,074	(1,227)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(3)	—	(3)	266	—	(31)	(95)	186	2,622	(3)
Fannie Mae	854	(5)	—	(5)	—	—	—	(17)	11	843	(5)
Ginnie Mae	27	—	—	—	—	—	—	(1)	—	26	—
Other	20	(1)	—	(1)	—	—	—	(1)	—	18	(1)

Total trading mortgage-related securities	3,200	(9)	—	(9)	266	—	(31)	(114)	197	3,509	(9)
Mortgage Loans:
Held-for-sale, at fair value	6,413	359	—	359	5,434	—	(7,721)	(22)	—	4,463	81
Net derivatives(8)	(691)	395	—	395	—	(23)	—	(2)	2	(319)	293
Other assets:
Guarantee asset(9)	541	5	—	5	—	145	—	(24)	—	667	5

164	Freddie Mac

	Three Months Ended June 30, 2010
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	March 31, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,011	$—	$29	$29	$(10)	$69	$2,099	$—
Subprime	35,835	(17)	715	698	(1,979)	—	34,554	(17)
CMBS	56,491	(17)	2,604	2,587	(949)	—	58,129	(17)
Option ARM	7,025	(54)	374	320	(448)	—	6,897	(48)
Alt-A and other	13,383	(333)	545	212	(637)	—	12,958	(333)
Fannie Mae	319	—	—	—	(30)	—	289	—
Obligations of states and political subdivisions	11,104	—	98	98	(459)	—	10,743	—
Manufactured housing	901	(13)	32	19	(28)	—	892	(13)
Ginnie Mae	3	—	—	—	—	—	3	—

Total available-for-sale mortgage-related securities	127,072	(434)	4,397	3,963	(4,540)	69	126,564	(428)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,821	(328)	—	(328)	590	(42)	3,041	(328)
Fannie Mae	1,182	(248)	—	(248)	(14)	(2)	918	(248)
Ginnie Mae	28	—	—	—	—	—	28	—
Other	25	(2)	—	(2)	—	—	23	(2)

Total trading mortgage-related securities	4,056	(578)	—	(578)	576	(44)	4,010	(578)
Mortgage loans:
Held-for-sale, at fair value	2,206	126	—	126	(676)	—	1,656	2
Net derivatives(8)	(35)	310	—	310	(76)	—	199	222
Other assets:
Guarantee asset(9)	482	(4)	—	(4)	7	—	485	(4)

165	Freddie Mac

	Six Months Ended June 30, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$16	$16	$(53)	$104	$2,099	$—
Subprime	35,721	—	35,721	(349)	3,265	2,916	(4,083)	—	34,554	(349)
CMBS	54,019	—	54,019	(72)	5,660	5,588	(1,478)	—	58,129	(72)
Option ARM	7,236	—	7,236	(156)	696	540	(879)	—	6,897	(150)
Alt-A and other	13,391	—	13,391	(352)	1,164	812	(1,245)	—	12,958	(352)
Fannie Mae	338	—	338	—	(1)	(1)	(48)	—	289	—
Obligations of states and political subdivisions	11,477	—	11,477	1	212	213	(947)	—	10,743	—
Manufactured housing	911	—	911	(15)	54	39	(58)	—	892	(15)
Ginnie Mae	4	—	4	—	—	—	(1)	—	3	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(943)	11,066	10,123	(8,792)	104	126,564	(938)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(627)	—	(627)	1,151	(283)	3,041	(631)
Fannie Mae	1,343	—	1,343	(398)	—	(398)	(25)	(2)	918	(398)
Ginnie Mae	27	—	27	1	—	1	—	—	28	1
Other	28	(1)	27	(2)	—	(2)	(2)	—	23	(2)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,026)	—	(1,026)	1,124	(285)	4,010	(1,030)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	223	—	223	(1,366)	—	1,656	2
Net derivatives(8)	(430)	—	(430)	675	—	675	(46)	—	199	417
Other assets:
Guarantee asset(9)	10,444	(10,024)	420	(8)	—	(8)	73	—	485	(8)

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of income and comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of income and comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at June 30, 2011 and 2010, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to adopt the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

166	Freddie Mac

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

Table 18.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at June 30, 2011 and December 31, 2010, respectively.

Table 18.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2011				Fair Value at December 31, 2010
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,716	$1,716	$—	$—	$1,560	$1,560
REO, net(2)	—	—	3,484	3,484	—	—	5,606	5,606

Total assets measured at fair value on a non-recurring basis	$—	$—	$5,200	$5,200	$—	$—	$7,166	$7,166

	Total Gains (Losses)(3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(4)	$(109)	$5	$(132)
REO, net(2)	(24)	(7)	(90)	(58)

Total gains (losses)	$(28)	$(116)	$(85)	$(190)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $3.5 billion, less estimated costs to sell of $246 million (or approximately $3.3 billion) at June 30, 2011. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $406 million (or approximately $5.2 billion) at December 31, 2010.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of June 30, 2011 and 2010, respectively.

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

167	Freddie Mac

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

The changes in fair value of debt securities with the fair value option elected were $(37) million and $(118) million for the three and six months ended June 30, 2011, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $(44) million and $(116) million for the three and six months ended June 30, 2011, respectively. The remaining changes in the fair value of $7 million and $(2) million were attributable to changes in credit risk for the three and six months ended June 30, 2011, respectively.

The changes in fair value of debt securities with the fair value option elected were $544 million and $891 million for the three and six months ended June 30, 2010, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $539 million and $877 million for the three and six months ended June 30, 2010, respectively. The remaining changes in the fair value of $5 million and $14 million were attributable to changes in credit risk for the three and six months ended June 30, 2010, respectively.

The change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $65 million and $108 million at June 30, 2011 and December 31, 2010, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2010 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased for securitization. Through this channel, we acquire loans that we intend to securitize and sell to CMBS investors. While this is consistent with our overall strategy to expand our multifamily business, it differs from our traditional buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded $298 million and $359 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011, respectively. We recorded fair value changes of $126 million and $223 million in other income in our consolidated statements of income and comprehensive income for the three and six months ended

168	Freddie Mac

June 30, 2010, respectively. The changes in fair value of these loans were primarily attributable to changes in interest rates and other non-credit related items such as liquidity. The changes in fair value attributable to credit risk were not material given that these loans were generally originated within the past six to twelve months and have not seen a change in their credit characteristics.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $45 million and $(311) million at June 30, 2011 and December 31, 2010, respectively. Related interest income continues to be reported as interest income in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

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

Multiclass agency securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

169	Freddie Mac

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon of the collateral underlying our CMBS investments was 5.7% as of both June 30, 2011 and December 31, 2010. The weighted-average life of the collateral underlying our CMBS investments was 4.0 years and 4.3 years, respectively, as of June 30, 2011 and December 31, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified in Level 2.

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

Table 18.4 below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 18.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	June 30, 2011	December 31, 2010
	(in millions)

2004 and prior	$4,702	$4,998
2005	11,860	13,126
2006	17,681	19,333
2007	15,048	16,461
2008 and beyond	—	—

Total	$49,291	$53,918

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

170	Freddie Mac

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

171	Freddie Mac

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

Table 18.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps. As of June 30, 2011 and December 31, 2010 our option-based derivatives had a remaining weighted-average life of 4.2 years and 4.5 years, respectively.

Table 18.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	June 30, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$199,851	$2,260	$151	$590	$931	$588
Weighted average fixed rate(3)			1.31%	1.22%	2.21%	3.60%
Forward-starting swaps(4)	15,907	440	—	—	(1)	441
Weighted average fixed rate(3)			—	0.59%	1.09%	4.51%
Basis (floating to floating)	3,275	4	—	1	3	—
Pay-fixed:
Swaps	302,831	(18,263)	(136)	(1,261)	(4,880)	(11,986)
Weighted-average fixed rate(3)			2.90%	1.68%	3.28%	4.07%
Forward-starting swaps(4)	19,039	(2,489)	—	—	—	(2,489)
Weighted-average fixed rate(3)			—	—	—	5.37%

Total interest-rate swaps	$540,903	$(18,048)	$15	$(670)	$(3,947)	$(13,446)

Option-based derivatives:
Call swaptions	126,850	7,480	4,066	1,307	748	1,359
Put swaptions	79,475	1,714	117	427	484	686
Other option-based derivatives(5)	41,861	1,514	5	—	—	1,509

Total option-based	$248,186	$10,708	$4,188	$1,734	$1,232	$3,554

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted average fixed rate(3)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(4)	22,412	371	—	123	(9)	257
Weighted average fixed rate(3)			—	3.47%	1.88%	4.19%
Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted-average fixed rate(3)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(4)	56,259	(4,009)	—	—	—	(4,009)
Weighted-average fixed rate(3)			—	—	—	4.54%

Total interest-rate swaps	$721,259	$(17,509)	$(136)	$(618)	$(2,033)	$(14,722)

Option-based derivatives:
Call swaptions	$125,885	$8,147	$2,754	$2,661	$1,246	$1,486
Put swaptions	65,975	1,396	136	451	226	583
Other option-based derivatives(5)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	$239,094	$10,993	$2,882	$3,112	$1,471	$3,528

(1)	Fair value is categorized based on the period from June 30, 2011 and December 31, 2010, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily includes purchased interest rate caps and floors.

172	Freddie Mac

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 18.6 present our estimates of the fair value of our financial assets and liabilities at June 30, 2011 and December 31, 2010. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not

173	Freddie Mac

purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

During the second quarter of 2010 our fair value results as presented in our consolidated fair value balance sheets were affected by a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a decrease in our fair value measurement of mortgage loans. For more information concerning our approach to valuation related to our mortgage loans, see “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans.”

Table 18.6 — Consolidated Fair Value Balance Sheets

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount(1)	Fair Value	Amount(1)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$17.5	$17.5	$37.0	$37.0
Restricted cash and cash equivalents	2.3	2.3	8.1	8.1
Federal funds sold and securities purchased under agreements to resell	33.6	33.6	46.5	46.5
Investments in securities:
Available-for-sale, at fair value	222.8	222.8	232.6	232.6
Trading, at fair value	54.8	54.8	60.3	60.3

Total investments in securities	277.6	277.6	292.9	292.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,634.8	1,665.8	1,646.2	1,667.5
Unsecuritized mortgage loans	203.0	195.4	198.7	191.5

Total mortgage loans	1,837.8	1,861.2	1,844.9	1,859.0
Derivative assets, net	0.2	0.2	0.1	0.1
Other assets	26.8	27.1	32.3	37.2

Total assets	$2,195.8	$2,219.5	$2,261.8	$2,280.8

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,499.0	$1,568.8	$1,528.7	$1,589.5
Other debt	681.1	696.9	713.9	729.7

Total debt, net	2,180.1	2,265.7	2,242.6	2,319.2
Derivative liabilities, net	0.4	0.4	1.2	1.2
Other liabilities	16.8	16.4	18.4	19.0

Total liabilities	2,197.3	2,282.5	2,262.2	2,339.4

Net assets
Senior preferred stockholders	64.7	64.7	64.2	64.2
Preferred stockholders	14.1	1.4	14.1	0.3
Common stockholders	(80.3)	(129.1)	(78.7)	(123.1)

Total net assets	(1.5)	(63.0)	(0.4)	(58.6)

Total liabilities and net assets	$2,195.8	$2,219.5	$2,261.8	$2,280.8

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

174	Freddie Mac

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

We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at June 30, 2011 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates involves obtaining dealer quotes on hypothetical securities constructed with collateral from our single-family credit guarantee portfolio. The remaining implied management and guarantee fee relates to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans, or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our

175	Freddie Mac

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

For single-family mortgage loans for which a contractual modification has been approved, we estimate fair value based on our estimate of prices we would receive if we were to sell these loans in the whole loan market, as this represents our current principal market for modified loans. These prices are obtained from multiple dealers who reference market activity, where available, for modified loans and use internal models and their judgment to determine default rates, severity rates, and risk premiums.

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

Accrued interest receivable is one of the components included within other assets on our consolidated fair value balance sheets. On our GAAP consolidated balance sheets, we reverse accrued but uncollected interest income when a loan is placed on non-accrual status. There is no such reversal performed for the fair value of accrued interest receivable disclosed on our consolidated fair value balance sheets. Rather, we include in our disclosure the amount we deem to be collectible. As a result, there is a difference between the accrued interest receivable GAAP-basis carrying amount and its fair value disclosed on our consolidated fair value balance sheets.

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

176	Freddie Mac

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

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended

177	Freddie Mac

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice Freddie Mac’s motion to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 15, 2011.

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

Shareholder Derivative Lawsuits

On July 24, 2008 and August 15, 2008, purported shareholders, The Adams Family Trust, Kevin Tashjian and the Louisiana Municipal Police Employees Retirement System, or LMPERS, filed two derivative lawsuits in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the actions. On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated these two cases. Previously, on March 10, 2008, a purported shareholder, Robert Bassman, had filed a similar shareholder derivative lawsuit in the U.S. District Court for the Southern District of New York, which was subsequently transferred to the Eastern District of Virginia and then, on December 12, 2008, consolidated with the cases filed by The Adams Family Trust, Kevin Tashjian, and LMPERS. While no consolidated complaint has been filed, the complaints collectively assert claims for breach of fiduciary duty, negligence, violations of federal securities laws, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. Those claims are based on allegations that defendants failed to implement and/or maintain sufficient risk management and other controls; failed to adequately reserve for uncollectible loans and other risks of loss; and made false and misleading statements regarding the company’s exposure to the subprime market, the strength of the company’s risk management and internal controls, and the

178	Freddie Mac

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

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On March 16, 2011, FHFA filed with the District Court a motion for voluntary dismissal without prejudice. On April 21, 2011, the District Court granted FHFA’s motion for voluntary dismissal. On May 5, 2011, the Court of Appeals for the Fourth Circuit affirmed the District Court’s ruling allowing FHFA to substitute for plaintiffs.

On June 6, 2008, a purported shareholder, the Esther Sadowsky Testamentary Trust, filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac. Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief, based on allegations that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. The District Court subsequently stayed the case through March 2, 2011. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. On March 4, 2011, the Second Circuit affirmed the District Court’s decision denying Bassman’s motion to intervene and dismissed Bassman’s motion to appeal due to lack of jurisdiction. The Second Circuit issued its mandate to the District Court on April 11, 2011. Following the February 25, 2011 SLC counsel report, FHFA filed its status report with the District Court on March 2, 2011, stating that it intended to file a motion for voluntary dismissal without prejudice, which it did on March 16, 2011. On May 31, 2011, the District Court granted FHFA’s motion to dismiss the case without prejudice.

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

179	Freddie Mac

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

The defendants have filed motions to dismiss these lawsuits. The courts have entered stipulated orders dismissing the individual officers of Freddie Mac and Fannie Mae from the cases. On December 17, 2010, the judge handling the cases in the Northern District of California requested a position statement from the United States, which was filed on February 8, 2011. On June 13, 2011, the complaint filed by the Town of Babylon was dismissed.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Government Investigations and Inquiries

On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure, and corporate governance matters for the period beginning January 1, 2007. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation was being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On June 1, 2011, the Federal Bureau of Investigation office assisting the investigation advised Freddie Mac’s outside counsel that the investigation had been concluded.

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

Freddie Mac was informed by Donald J. Bisenius, former Executive Vice President — Single-Family Credit Guarantee, that on February 10, 2011, he received a “Wells Notice” from the SEC staff in connection with the investigation. The Wells Notice indicates that the staff is considering recommending that the SEC bring civil enforcement action against Mr. Bisenius for possible violations of the federal securities laws and related rules that are alleged to have occurred in 2007 and 2008.

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

180	Freddie Mac

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

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. On August 16, 2010, the plaintiffs filed their second amended consolidated complaint against these same defendants. The defendants moved to dismiss the second amended consolidated complaint on September 16, 2010. On October 22, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, again allowing the plaintiffs leave to replead. On November 14, 2010, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

On July 6, 2011, plaintiffs filed a lawsuit in the U.S. District Court for Massachusetts styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston v. Goldman, Sachs & Co. The complaint alleges that Goldman, Sachs & Co. made materially misleading statements and omissions in connection with Freddie Mac’s Series Z preferred stock offering that commenced on November 29, 2007. Freddie Mac is not named as a defendant in this lawsuit.

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which give rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. On January 25, 2011, Lehman filed its first amended plan and disclosure statement. Lehman filed its second amended joint plan and disclosure statement on June 29, 2011. The plan and disclosure statement are subject to court approval.

Taylor, Bean & Whitaker Bankruptcy

On August 24, 2009, TBW filed for bankruptcy in the Bankruptcy Court for the Middle District of Florida. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. On or about June 14, 2010, Freddie Mac filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, about $1.15 billion related to current and projected repurchase obligations and about $440 million related to funds deposited with Colonial Bank, or with the FDIC as its receiver, which were attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. The remaining $190 million represented miscellaneous costs and expenses incurred in connection with the termination of TBW’s status as a seller/servicer.

With the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement, which is discussed below, was filed with the bankruptcy court on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011.

Under the terms of the settlement, we have been granted an unsecured claim in the TBW bankruptcy estate in the amount of $1.022 billion, largely representing our claims to past and future loan repurchase exposures. We estimate that

181	Freddie Mac

this claim may result in a distribution to us of approximately $40-45 million, which is based on the plan of liquidation and disclosure statement filed with the court by TBW indicating that general unsecured creditors are likely to receive a distribution of 3.3 to 4.4 cents on the dollar. We are also entitled to approximately $203 million on deposit in certain TBW bank accounts relating to our mortgage loans, $150 million of which we received on June 21, 2011 from the FDIC as receiver of Colonial Bank. We are required to assign ownership rights of certain escrow accounts associated with the serviced loans to TBW and certain of its creditors. The settlement also allows for our sale of TBW-related mortgage servicing rights and provides a formula for determining the amount of the proceeds, if any, to be allocated to third parties that have asserted interests in those rights. We estimate that during the third quarter of 2011, we will recognize approximately a $0.2 billion gain, representing the difference between the amounts we assign, or pay, to TBW and their creditors and the liability recorded on our consolidated balance sheet.

At June 30, 2011, we estimate our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been adjusted in our financial statements to their net realizable value through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors may file an action to recover certain funds paid to us prior to the TBW bankruptcy. However, no actions against Freddie Mac related to Ocala have been initiated in bankruptcy court or elsewhere to recover assets. Based on court filings and other information, we understand that Ocala or its creditors may attempt to assert fraudulent transfer and other possible claims totaling approximately $840 million against us related to funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts. We also understood that Ocala might attempt to make claims against us asserting ownership of a large number of loans that we purchased from TBW. The order approving the settlement provides that nothing in the settlement shall be construed to limit, waive or release Ocala’s claims against Freddie Mac, except for TBW’s claims and claims arising from the allocation of the loans discussed above to Freddie Mac.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers, directors, and employees. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery is proceeding.

IRS Litigation

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. On July 6, 2011, the U.S. Tax Court issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice is December 12, 2011. We continue to seek resolution of the controversy by settlement. We believe adequate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 13: INCOME TAXES.”

182	Freddie Mac

NOTE 20: EARNINGS (LOSS) PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting guidance for earnings per share, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three and six months ended June 30, 2011 and 2010 include the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.

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

Table 20.1 — Loss Per Common Share — Basic and Diluted

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(2,139)	$(4,713)	$(1,463)	$(11,401)
Preferred stock dividends(1)	(1,617)	(1,296)	(3,222)	(2,588)

Net loss attributable to common stockholders	$(3,756)	$(6,009)	$(4,685)	$(13,989)

Weighted average common shares outstanding — basic (in thousands)(2)	3,244,967	3,249,198	3,245,970	3,250,241
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,244,967	3,249,198	3,245,970	3,250,241

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	3,229	5,020	3,808	5,729
Basic loss per common share	$(1.16)	$(1.85)	$(1.44)	$(4.30)
Diluted loss per common share	$(1.16)	$(1.85)	$(1.44)	$(4.30)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the period that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

183	Freddie Mac

NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS

Table 21.1 below presents the major components of other assets and other liabilities on our consolidated balance sheets.

Table 21.1 — Other Assets and Other Liabilities on Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(in millions)

Other assets:
Guarantee asset	$667	$541
Accounts and other receivables	6,268	8,734
All other	1,446	1,600

Total other assets	$8,381	$10,875

Other liabilities:
Guarantee obligation	$733	$625
Servicer liabilities	4,045	4,456
Accounts payable and accrued expenses	1,257	1,760
All other	1,165	1,257

Total other liabilities	$7,200	$8,098

184	Freddie Mac

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 19: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” sections in our Form 10-Q for the quarter ended March 31, 2011 and our 2010 Annual Report, which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government.

Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. We currently receive ratings from three nationally recognized statistical rating organizations for our unsecured borrowings. These ratings are largely based on the support we receive from Treasury, and therefore are influenced by the credit ratings of the U.S. government.

Our credit ratings are important to our liquidity. Actions by governmental entities or others, including changes in government support for us, additional GAAP losses, additional draws under the Purchase Agreement, a downgrade in the credit ratings of or outlook on the U.S. government, and other factors could adversely affect our debt credit ratings. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings. Such actions could lead to major disruptions in the mortgage market and to our business due to lower liquidity, higher borrowing costs, lower asset values and higher credit losses, and could cause us to experience much greater net losses and net worth deficits. The full range and extent of the adverse effects to our business that would result from any such ratings downgrades and market disruptions cannot be predicted with certainty. However, we expect that they would: (i) adversely affect our liquidity and cause us to limit or suspend new business activities that entail outlays of cash; (ii) make new issuances of debt significantly more costly, and potentially prohibitively expensive as well as adversely affect the supply of debt financing available to us; (iii) reduce the value of our guarantee to investors and adversely affect our ability to issue our guaranteed mortgage-related securities; (iv) reduce the value of Treasury and agency mortgage securities we hold; (v) increase the cost of mortgage financing for borrowers, thereby reducing the supply of mortgages available to us to purchase; (vi) adversely affect home prices, reducing the value of our REO and likely leading to additional borrower defaults on mortgage loans we guarantee; and (vii) trigger additional collateral requirements under our derivatives contracts.

Earlier this year, given concerns that the U.S. government’s statutory debt limit would not be raised in a timely manner as well as uncertainty about achievement of a credible deficit reduction solution, certain major credit rating agencies took actions on the U.S. government’s credit ratings. Due to the support we receive from Treasury, these rating agencies also took corresponding actions on certain of our credit ratings. On August 2, 2011, President Obama signed the “Budget and Control Act of 2011” which raised the U.S. government’s statutory debt limit. The raising of the statutory debt limit and details outlined in the legislation to reduce the deficit resulted in further rating actions on our debt ratings and the ratings of the U.S. government.

On July 15, 2011, S&P placed our senior long-term debt and short-term debt on CreditWatch with negative implications given our direct reliance on the U.S. government. This action followed S&P’s placement of the long-term and short-term credit ratings of the United States on CreditWatch with negative implications on July 14, 2011. S&P subsequently lowered the long-term credit rating of the United States to “AA+” from “AAA” and affirmed the short-term rating of “A-1+” on August 5, 2011. S&P removed both the short- and long-term ratings of the U.S. government from CreditWatch negative and assigned a negative outlook to the long-term credit rating. By assigning a negative outlook to the U.S. government’s long-term credit rating, S&P indicated that the long-term rating could be lowered within the next two years if: (a) there are less reductions in spending than agreed to; (b) interest rates are higher; or (c) new fiscal pressures during the period result in a higher general government debt trajectory than currently assumed in its base case. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating.

185	Freddie Mac

On August 2, 2011, Moody’s confirmed our senior long-term debt and subordinated debt ratings and assigned a negative outlook to the ratings. This action accompanied Moody’s confirmation of the U.S. government’s long-term credit rating and assignment of a negative outlook to the rating. By assigning a negative outlook to the government’s long-term credit rating, Moody’s indicated that there would be a risk of downgrade if: (a) there is a weakening in fiscal discipline in the coming year; (b) further fiscal consolidation measures are not adopted in 2013; (c) the economic outlook deteriorates significantly; or (d) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected.

On August 2, 2011, Fitch noted that it expects to conclude its scheduled review of the U.S. government’s credit rating by the end of August 2011. Fitch had indicated in July 2011, that following resolution of the debt ceiling situation, the ratings of financial institutions that are directly underpinned by support from the U.S. government, such as Freddie Mac, would ultimately be aligned with whatever Fitch determines the U.S. government rating to be, either remaining at the current AAA–level or potentially a lower rating level.

If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership.

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 calendar days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. If funding has been requested under the Purchase Agreement to address a deficit in our net worth, and Treasury is unable to provide us with such funding within the 60-day period specified by FHFA, FHFA would be required to place us into receivership if our assets remain less than our obligations during that 60-day period.

We could incur significant credit losses and credit-related expenses in the event of a major natural disaster or other catastrophic event in geographic areas in which portions of our total mortgage portfolio are concentrated.

We own or guarantee mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster (such as an earthquake, hurricane, tsunami, or widespread damage caused to the environment by commercial entities), terrorist attack, pandemic, or similar catastrophic event in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area.

The occurrence of a catastrophic event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A catastrophic event that either damaged or destroyed residential real estate underlying mortgage loans we own or guarantee or negatively impacted the ability of homeowners to continue to make principal and interest payments on mortgage loans we own or guarantee could increase our serious delinquency rates and average loan loss severity in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. While we attempt to maintain a geographically diverse portfolio, there can be no assurance that a catastrophic event, depending on its magnitude, scope and nature, will not generate significant credit losses and credit-related expenses. We may not have insurance coverage for some of these catastrophic events. In some cases, we may be prohibited by state law from requiring such insurance as a condition to our purchasing or guaranteeing loans.

186	Freddie Mac

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

No stock options were exercised during the three months ended June 30, 2011. However, restrictions lapsed on 31,233 restricted stock units.

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

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

187	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: August 8, 2011

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2011

188	Freddie Mac

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

189	Freddie Mac

Credit enhancement — Any number of different financial arrangements that are designed to reduce credit risk by partially or fully compensating an investor in the event of certain financial losses. Examples of credit enhancements include mortgage insurance, overcollateralization, indemnification agreements, and government guarantees.

Credit losses — Consists of charge-offs and REO operations income (expense), net of recoveries.

Credit-related expenses — Consists of our provision for credit losses and REO operations income (expense).

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

190	Freddie Mac

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with loans guaranteed by us or Fannie Mae refinance into loans with more affordable monthly payments and/or fixed-rate terms and is available until June 2012. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios from 80% up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. The relief refinance initiative is our implementation of HARP for our loans, under which we also allow borrowers with LTV ratios of 80% and below to participate.

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

191	Freddie Mac

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

Monoline bond insurers — Companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets.

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

Net worth (deficit) — The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

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

OCC — Office of the Comptroller of the Currency

OFHEO — Office of Federal Housing Enterprise Oversight

Option ARM loan — Mortgage loans that permit a variety of repayment options, including minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans

192	Freddie Mac

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

Relief refinance mortgage — A single-family mortgage loan delivered to us for purchase or guarantee that meets the criteria of the Freddie Mac Relief Refinance Mortgagesm initiative. This initiative is our implementation of HARP for our loans. Although HARP is targeted at borrowers with current LTV ratios above 80% (and up to a maximum of 125%), our initiative also allows borrowers with LTV ratios of 80% and below to participate.

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

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

S&P — Standard & Poor’s

193	Freddie Mac

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

Total comprehensive income (loss) — Consists of net income (loss) plus the after-tax changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.

194	Freddie Mac

Total other comprehensive income (loss) — Consists of the after-tax changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.

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

XBRL — eXtensible Business Reporting Language

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

195	Freddie Mac

EXHIBIT INDEX

Exhibit No.		Description

3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated June 3, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on June 7, 2011)

10.1
Officer Severance Policy, dated April 11, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 4, 2011)

10.2		PC Master Trust Agreement dated June 20, 2011
10.3
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)

10.4		Executive Management Compensation Program (as amended and restated as of June 2, 2011)
10.5		First Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009)
12.1		Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document(1)
101	.SCH	XBRL Taxonomy Extension Schema(1)
101	.CAL	XBRL Taxonomy Extension Calculation(1)
101	.LAB	XBRL Taxonomy Extension Labels(1)
101	.PRE	XBRL Taxonomy Extension Presentation(1)
101	.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1	Freddie Mac