Form 10-Q
period 2011-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2011-11-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-34139

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

As of October 21, 2011, there were 649,722,580 shares of the registrant’s common stock outstanding.

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

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS,” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our 2010 Annual Report and our Quarterly Reports on Form 10-Q for the first and second quarters of 2011; and (b) the “BUSINESS” section of our 2010 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2011 included in “FINANCIAL STATEMENTS,” and our 2010 Annual Report.

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

Summary of Financial Results

Our financial performance in the third quarter of 2011 was impacted by the ongoing weakness in the economy, including in the mortgage market, and by a significant reduction in long-term interest rates and changes in OAS levels during the quarter. Our total comprehensive income (loss) was $(4.4) billion and $1.4 billion for the third quarters of 2011 and 2010, respectively, consisting of: (a) $(4.4) billion and $(2.5) billion of net income (loss), respectively; and (b) $46 million and $3.9 billion of total other comprehensive income, respectively.

Our total equity (deficit) was $(6.0) billion at September 30, 2011 and includes our total comprehensive income (loss) of $(4.4) billion for the third quarter of 2011 and our dividend payment of $1.6 billion on our senior preferred stock on September 30, 2011. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $6.0 billion. Following receipt of the draw, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.2 billion.

Our Primary Business Objectives

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP, and through our non-HAMP workout and refinancing initiatives; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency. Our business objectives

1	Freddie Mac

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

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage, which historically has represented the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the third quarter of 2011.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have pulled out, as evidenced by the events of the last three years.

During the three and nine months ended September 30, 2011, we guaranteed $68.2 billion and $226.1 billion in UPB of single-family conforming mortgage loans, respectively, representing more than 312,000 and 1,022,000 borrowers, respectively, who purchased homes or refinanced their mortgages.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers and homeowners lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that prior to 2007 the average effective interest rates on conforming, fixed-rate single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, we estimate that , at times, interest rates on conforming, fixed-rate loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In September 2011, we estimate that borrowers were paying an average of 53 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

Reducing Foreclosures and Keeping Families in Homes

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives during the last few years to help eligible borrowers keep their homes or avoid foreclosure, including our relief refinance mortgage initiative (which is our implementation of HARP). Since the beginning of 2011, we have helped more than 164,000 borrowers either stay in their homes or sell their properties and avoid foreclosure through HAMP and our various other workout initiatives. Table 1 presents our recent single-family loan workout activities.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	09/30/2011	06/30/2011	03/31/2011	12/31/2010	09/30/2010
	(number of loans)

Loan modifications	23,919	31,049	35,158	37,203	39,284
Repayment plans	8,333	7,981	9,099	7,964	7,030
Forbearance agreements(2)	4,262	3,709	7,678	5,945	6,976
Short sales and deed-in-lieu transactions	11,744	11,038	10,706	12,097	10,472

Total single-family loan workouts	48,258	53,777	62,641	63,209	63,762

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

2	Freddie Mac

We continue to execute a high volume of loan workouts. Highlights of these efforts include the following:

•	We completed 48,258 single-family loan workouts during the third quarter of 2011, including 23,919 loan modifications and 11,744 short sales and deed-in-lieu transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 143,739 loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2011 and, as of September 30, 2011, 13,785 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

We continue to directly assist troubled borrowers through targeted outreach and other efforts. In addition, on April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae. This servicing alignment initiative will result in consistent processes for both HAMP and non-HAMP loan modifications. We implemented most aspects of this initiative effective October 1, 2011. As part of this initiative, we introduced a new non-HAMP standard loan modification process in the fourth quarter of 2011 that requires borrowers to complete a three month trial period and permits forbearance (but not forgiveness) of principal. This new standard modification will replace our existing non-HAMP modification initiative. We believe that the servicing alignment initiative, which will establish a uniform framework and requirements for servicing non-performing loans owned or guaranteed by us and Fannie Mae, will ultimately change the way servicers communicate and work with troubled borrowers, bring greater consistency and accountability to the servicing industry, and help more distressed homeowners avoid foreclosure. For information on changes to mortgage servicing and foreclosure practices that could adversely affect our business, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgage is owned or guaranteed by the GSEs while reducing risk for the GSEs and bringing a measure of stability to housing markets. The revisions to HARP enable us to expand the assistance we provide to homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.

For more information about HAMP, other loan workout programs, our HARP and relief refinance mortgage initiative, and other initiatives to help eligible borrowers keep their homes or avoid foreclosure, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — MHA Program” and “— Single-Family Loan Workouts.”

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

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include requiring the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. The amount we expect to collect on the outstanding requests is significantly less than the UPB amount primarily because many of these requests will likely be satisfied by the seller/servicers reimbursement to us for realized credit losses. These requests also may be rescinded in the course of the contractual appeals process. As of

3	Freddie Mac

September 30, 2011, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $2.7 billion, and approximately 40% of these requests were outstanding for more than four months since issuance of our initial repurchase request.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. As of September 30, 2011, we had mortgage insurance coverage on loans that represent approximately 13% of the UPB of our single-family credit guarantee portfolio. We received payments under primary and other mortgage insurance of $0.7 billion and $2.0 billion in the three and nine months ended September 30, 2011, respectively, which helped to mitigate our credit losses. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for more detail. The financial condition of certain of our mortgage insurers continued to deteriorate in the third quarter of 2011. In August 2011, we suspended Republic Mortgage Insurance Company, or RMIC, and PMI Mortgage Insurance Co., or PMI, and their respective affiliates as approved mortgage insurers for our loans. PMI has been put under state supervision, and PMI’s state regulator has petitioned for judicial action to place PMI into receivership. Triad Guaranty Insurance Corp., or Triad, has been operating under regulatory supervision since 2009. In addition to Triad, RMIC, and PMI, we believe that certain mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as they emerge. Our loan loss reserves reflect our estimates of expected insurance recoveries. As of September 30, 2011, only six insurance companies remained as eligible insurers for Freddie Mac loans, which makes it likely that, in the future, our mortgage insurance exposure will be concentrated among a smaller number of counterparties.

See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our agreements with our seller/servicers and our exposure to mortgage insurers.

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

As of September 30, 2011 and December 31, 2010, approximately 50% and 39%, respectively, of our single-family credit guarantee portfolio consisted of mortgage loans originated after 2008. Loans in our single-family credit guarantee portfolio originated after 2008 have experienced lower serious delinquency trends in the early years of their terms than loans originated in 2005 through 2008.

The credit quality of the single-family loans we acquired in the nine months ended September 30, 2011 (excluding relief refinance mortgages, which represented approximately 26% of our single family purchase volume during the nine months ended September 30, 2011) is significantly better than that of loans we acquired from 2005 through 2008, as measured by early delinquency rate trends, original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 is primarily the result of the combination of: (a) changes in our credit policies, including changes in our underwriting guidelines; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Approximately 91% of our single-family purchase volume in the nine months ended September 30, 2011 consisted of fixed-rate amortizing mortgages. Approximately 67% and 75% of our single-family purchase volumes in the three and nine months ended September 30, 2011, respectively, were refinance mortgages, including approximately 22% and 26%, respectively, that were relief refinance mortgages, based on UPB. Relief refinance mortgages with LTV ratios above 80% may not perform as well as refinance mortgages with LTV ratios of 80% and below over time due, in part, to the continued high LTV ratios of these loans. Approximately 11% and 13% of our single-family purchase volume in the three and nine months ended September 30, 2011, respectively, was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages comprised approximately 10% and 7% of the UPB in our total single-family credit guarantee portfolio at September 30, 2011 and December 31, 2010, respectively.

4	Freddie Mac

Table 2 presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at September 30, 2011.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At September 30, 2011
		Average			Current	Serious
	% of	Credit	Original	Current	LTV Ratio	Delinquency
	Portfolio	Score(2)	LTV Ratio	LTV Ratio(3)	>100%(3)(4)	Rate(5)

Year of Origination
2011	10%	752	71%	70%	5%	0.03%
2010	20	755	70	70	5	0.17
2009	20	754	68	72	5	0.41
2008	7	726	74	91	33	5.20
2007	10	706	77	112	59	11.21
2006	7	710	75	111	54	10.54
2005	8	717	73	95	37	6.20
2004 and prior	18	720	71	60	9	2.63

Total	100%	735	72	79	19	3.51

(1)	Based on the loans remaining in the portfolio, which totaled $1,784 billion at September 30, 2011, rather than all loans originally guaranteed by us and originated in the respective year.
(2)	Based on FICO credit score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ credit worthiness at September 30, 2011. Excludes $10 billion in UPB of loans where the FICO scores at origination were not available at September 30, 2011.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

Mortgages originated after 2008 represent an increasingly large proportion of our single-family credit guarantee portfolio, as the amount of older vintages in the portfolio, which have a higher composition of loans with higher-risk characteristics, continues to decline due to liquidations, which include prepayments, refinancing activity, foreclosure transfers, and foreclosure alternatives. We currently expect that, over time, the replacement of older vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement occurs slowed beginning in 2010, due to a decline in the volume of home purchase mortgage originations, an increase in the proportion of relief refinance mortgage activity, and delays in the foreclosure process. See “Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment” for an analysis of the contribution to Segment Earnings (loss) by loan origination year.

Strengthening Our Infrastructure and Improving Overall Efficiency

In conjunction with our Conservator, we are working to both enhance the quality of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. As such, we are focusing our resources primarily on key projects. Many of these projects will likely take several years to fully implement and focus on making significant improvements to our systems infrastructure in order to: (a) respond to mandatory initiatives from FHFA or other regulatory bodies; (b) replace legacy hardware or software systems at the end of their lives and strengthen our disaster recovery capabilities; and (c) improve our data collection and administration as well as our ability to assist in the servicing of loans. As a result of these efforts, we expect to have an infrastructure in place that is more efficient, flexible and well-controlled, which will assist us in our continued efforts to serve the mortgage market and reduce administrative expenses and other costs.

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. Our general and administrative expenses declined for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

Single-Family Credit Guarantee Portfolio

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations income (expense), net of recoveries, while our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $70.5 billion, and have recorded an additional $4.4 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been

5	Freddie Mac

incurred and, thus have not been provisioned for, we believe that, as of September 30, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

The UPB of our single-family credit guarantee portfolio declined approximately 2%, on an annualized basis, during the nine months ended September 30, 2011. This reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity in 2011, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market. Table 3 provides certain credit statistics for our single-family credit guarantee portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010

Payment status —
One month past due	1.94%	1.92%	1.75%	2.07%	2.11%
Two months past due	0.70%	0.67%	0.65%	0.78%	0.80%
Seriously delinquent(1)	3.51%	3.50%	3.63%	3.84%	3.80%
Non-performing loans (in millions)(2)	$119,081	$114,819	$115,083	$115,478	$112,746
Single-family loan loss reserve (in millions)(3)	$39,088	$38,390	$38,558	$39,098	$37,665
REO inventory (in properties)	59,596	60,599	65,159	72,079	74,897
REO assets, net carrying value (in millions)	$5,539	$5,834	$6,261	$6,961	$7,420

	For the Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(in units, unless noted)

Seriously delinquent loan additions(1)	93,850	87,813	97,646	113,235	115,359
Loan modifications(4)	23,919	31,049	35,158	37,203	39,284
Foreclosure starts ratio(5)	0.56%	0.55%	0.58%	0.73%	0.75%
REO acquisitions	24,378	24,788	24,707	23,771	39,053
REO disposition severity ratio:(6)
California	45.5%	44.9%	44.5%	43.9%	41.9%
Arizona	48.7%	51.3%	50.8%	49.5%	46.6%
Florida	53.3%	52.7%	54.8%	53.0%	54.9%
Nevada	53.2%	55.4%	53.1%	53.1%	51.6%
Michigan	48.1%	48.5%	48.3%	49.7%	49.2%
Total U.S.	41.9%	41.7%	43.0%	41.3%	41.5%
Single-family credit losses (in millions)	$3,440	$3,106	$3,226	$3,086	$4,216

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of September 30, 2011 and December 31, 2010, approximately $42.2 billion and $26.6 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the single-family credit guarantee portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

The quarterly number of seriously delinquent loan additions declined steadily from the fourth quarter of 2009 through the second quarter of 2011; however, we experienced a small increase in the quarterly number of seriously delinquent loan additions during the third quarter of 2011. Several factors, including delays in foreclosure due to concerns about the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. As of September 30, 2011 and December 31, 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 70% and 66%, respectively. The UPB of our non-performing loans increased during the nine months ended September 30, 2011, primarily due to an increase in single-family loans classified as TDRs. The credit losses and loan loss reserve associated with our single-family credit guarantee portfolio remained elevated for this period, due in part to:

•	Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to the continued efforts of our servicers to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives

6	Freddie Mac

on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain high even if the volume of new serious delinquencies declines.

•	Continued negative impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•	Cumulative declines in national home prices during the last five years, based on our own index, which resulted in approximately 19% of our single-family credit guarantee portfolio, based on UPB, consisting of loans with estimated current LTV ratios in excess of 100% (underwater loans) as of September 30, 2011.

•	Deterioration in the financial condition of certain of our mortgage insurers, which reduced our estimates of expected recoveries from these counterparties.

Our REO inventory (measured in number of properties) declined in each of the last four quarters due to an increase in the volume of REO dispositions and slowdowns in REO acquisition volume as foreclosure timelines have been lengthening. Dispositions of REO increased 16% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, based on the number of properties sold. We also have continued to experience high REO disposition severity ratios on sales of our REO inventory in the nine months ended September 30, 2011. We believe our single-family REO acquisition volume and single-family credit losses beginning in the fourth quarter of 2010 have been less than they otherwise would have been due to delays in the single-family foreclosure process. See “Mortgage Market and Economic Conditions — Delays in the Foreclosure Process for Single-Family Mortgages” for further information.

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

To address our net worth deficit of $6.0 billion at September 30, 2011, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $6.0 billion. FHFA will request that we receive these funds by December 31, 2011. Upon funding of the draw request: (a) our aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.2 billion; and (b) the corresponding annual cash dividend owed to Treasury will increase to $7.2 billion.

We pay cash dividends to Treasury at an annual rate of 10%. Through September 30, 2011, we paid aggregate cash dividends to Treasury of $14.9 billion, an amount equal to 23% of our aggregate draws received under the Purchase Agreement. As of September 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods, even if our operating performance generates net income or comprehensive income.

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

On August 5, 2011, S&P lowered the long-term credit rating of the U.S. government to “AA+” from “AAA” and assigned a negative outlook to the rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. While this could adversely affect our liquidity and the supply and cost of debt financing available to us in the future, we have not yet experienced such adverse effects. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Credit Ratings.”

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

7	Freddie Mac

For information on conservatorship, the Purchase Agreement, and the impact of credit ratings, see “BUSINESS — Conservatorship and Related Matters” in our 2010 Annual Report and “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government” and “— If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership” in our Quarterly Report on Form 10-Q for the second quarter of 2011.

Consolidated Financial Results

Net loss was $4.4 billion and $2.5 billion for the three months ended September 30, 2011 and 2010, respectively. Key highlights of our financial results include:

•	Net interest income for the three months ended September 30, 2011 increased to $4.6 billion from $4.3 billion for the three months ended September 30, 2010, mainly due to lower funding costs, partially offset by a decline in the average balances of mortgage-related securities.

•	Provision for credit losses for the three months ended September 30, 2011 decreased to $3.6 billion, compared to $3.7 billion for the three months ended September 30, 2010. The slight decline in provision for credit losses for the three months ended September 30, 2011 reflects a decline in the volume of early (i.e., one or two months past due) and seriously delinquent loans, which was substantially offset by higher loss severity, primarily due to lower expectations from mortgage insurance recoveries due to the deterioration in the financial condition of certain of these counterparties, compared to the three months ended September 30, 2010. The provision for credit losses in the three months ended September 30, 2010 also reflected a higher volume of completed loan modifications that were classified as TDRs.

•	Non-interest income (loss) was $(4.8) billion for the three months ended September 30, 2011, compared to $(2.6) billion for the three months ended September 30, 2010 largely due to derivative losses in both periods. However, there was a significant decline in net impairments of available-for-sale securities recognized in earnings during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

•	Non-interest expense was $(687) million and $(828) million in the three months ended September 30, 2011 and 2010, respectively, and reflects reduced REO operations expense in the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

•	Total comprehensive income (loss) was $(4.4) billion for the three months ended September 30, 2011 compared to $1.4 billion for the three months ended September 30, 2010. Total comprehensive income (loss) for the three months ended September 30, 2011 primarily reflects the $(4.4) billion net loss.

Mortgage Market and Economic Conditions

Overview

The housing market continued to experience challenges during the third quarter of 2011 due primarily to continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market. The U.S. real gross domestic product rose by 2.5% on an annualized basis during the third quarter of 2011, compared to 1.3% during the second quarter of 2011, according to the Bureau of Economic Analysis estimates. The national unemployment rate was 9.1% in September 2011, compared to 9.2% in June 2011 and 8.8% in March 2011, based on data from the U.S. Bureau of Labor Statistics.

Single-Family Housing Market

We believe the overall number of potential home buyers in the market combined with the volume of homes offered for sale will determine the direction of home prices. Within the industry, existing home sales are important for assessing the rate at which the mortgage market might absorb the inventory of listed, but unsold, homes in the U.S. (including listed REO properties). Additionally, we believe new home sales can be an indicator of certain economic trends, such as the potential for growth in gross domestic product and total U.S. mortgage debt outstanding. Sales of existing homes in the third quarter of 2011 averaged 4.88 million (at a seasonally adjusted annual rate), unchanged from the second quarter of 2011. New home sales in the third quarter of 2011 averaged 302,000 homes (at a seasonally adjusted annual rate) decreasing approximately 2.3% from an average seasonally adjusted annual rate of approximately 309,000 homes in the second quarter of 2011.

8	Freddie Mac

We estimate that home prices (on a non-seasonally adjusted basis) decreased approximately 1.0% nationwide during the nine months ended September 30, 2011, which includes a 0.7% decrease in the third quarter of 2011. Seasonal factors typically result in stronger house-price appreciation during the second and third quarters. These estimates are based on our own index of mortgage loans in our single-family credit guarantee portfolio. Other indexes of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the third quarter of 2011. This improvement continues a trend of favorable movements in key indicators such as vacancy rates and effective rents. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. These improving fundamentals, perceived optimism about demand for multifamily housing, and lower capitalization rates have helped improve property values in most markets. However, the broader economy continues to be challenged by persistently high unemployment, which has delayed a more comprehensive recovery of the multifamily housing market.

Delays in the Foreclosure Process for Single-Family Mortgages

In the fall of 2010, several large single-family seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. As a result, a number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in the latter part of 2010 in certain states in which they do business, and we temporarily suspended certain REO sales in November 2010. During the first quarter of 2011, we fully resumed marketing and sales of REO properties. While the larger servicers generally resumed foreclosure proceedings in the first quarter of 2011, we continued to experience significant delays in the foreclosure process for single-family mortgages in the nine months ended September 30, 2011, as compared to before these issues arose, particularly in states that require a judicial foreclosure process. More recently, regulatory developments impacting mortgage servicing and foreclosure practices have also contributed to these delays. We believe that these delays have caused the volume of our single-family REO acquisitions in the nine months ended September 30, 2011 to be less than it otherwise would have been. We expect these delays in the foreclosure process to continue into 2012. We generally refer to these issues as the concerns about the foreclosure process. For information on recent regulatory developments affecting foreclosures, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

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

Overview

We continue to expect key macroeconomic drivers of the economy — such as income growth, employment, and inflation — will affect the performance of the housing and mortgage markets into 2012. As a result of the weak payroll employment growth during the third quarter of 2011 and the continued high unemployment rate, near-term demand for housing will likely remain weak. Further, consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely be more cautious in home buying. We also expect rates on fixed-rate single-family mortgages to remain historically low into 2012, which may extend the recent high level of refinancing activity (relative to new purchase lending activity). Lastly, many large financial institutions experienced delays in the foreclosure process for single-family loans in late 2010 and throughout 2011. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting REO inventory could have a negative impact on the housing market.

Our expectation for home prices, based on our own index, is that national average home prices will continue to remain weak and will likely decline over the near term before a long-term recovery in housing begins, due to, among

9	Freddie Mac

other factors: (a) our expectation for a sustained volume of distressed sales, which include short sales and sales by financial institutions of their REO properties; and (b) the likelihood that unemployment rates will remain high.

Single-Family

We expect our provision for credit losses and charge-offs will likely remain elevated into 2012. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio, as well as the substantial inventory of seriously delinquent loans. For the near term, we also expect:

•	REO disposition severity ratios to remain relatively high, as market conditions, such as home prices and the rate of home sales, continue to remain weak;

•	non-performing assets, which include loans deemed TDRs, to continue to remain high;

•	the volume of loan workouts to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines.

Multifamily

The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. However, some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee loans in these states that we believe are at risk of default. We expect our multifamily delinquency rate to remain relatively stable in the remainder of 2011.

Recent market data shows a significant increase in multifamily loan activity, compared to prior year periods, and reflects that the multifamily sector has experienced greater stability in market fundamentals and investor demand than other real estate sectors. Our purchase and guarantee of multifamily loans increased approximately 46%, to $12.4 billion for the nine months ended September 30, 2011, compared to $8.5 billion during the same period in 2010. We expect our purchase and guarantee activity to continue to increase, but at a more moderate pace in the remainder of 2011.

Changes to the Home Affordable Refinance Program

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgage is owned or guaranteed by the GSEs while reducing risk for the GSEs and bringing a measure of stability to housing markets. The revisions to HARP enable us to expand the assistance we provide to homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.

The revisions to HARP will continue to be available to borrowers with loans that were sold to the GSEs on or before May 31, 2009 and who have current LTV ratios above 80%. The October 24, 2011 announcement stated that the GSEs will issue guidance with operational details about the HARP changes to mortgage lenders and servicers by November 15, 2011. We are working collectively with FHFA and Fannie Mae on several operational details of the program. We are also waiting to receive details from FHFA regarding the fees that we may charge associated with the refinancing program. Since industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers and other market participants modify their processes. At this time we do not know how many eligible borrowers are likely to refinance under the program.

The recently announced revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinances strengthen the borrowers’ capacity to repay their mortgages and, in some cases, reduce the terms of their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, with our release of certain representations and warranties to lenders, credit losses associated with loans identified with defects will not be recaptured through loan buybacks. We could also experience declines in the fair values of certain agency mortgage-related security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. As a result, we cannot currently estimate these impacts until more details about the program and the level of borrower participation can be reasonably assured. See “RISK FACTORS — The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition” for additional information.

10	Freddie Mac

Long-Term Financial Sustainability

There is significant uncertainty as to our long-term financial sustainability. The Acting Director of FHFA stated on September 19, 2011 that “it ought to be clear to everyone at this point, given [Freddie Mac and Fannie Mae’s] losses since being placed into conservatorship and the terms of the Treasury’s financial support agreements, that [Freddie Mac and Fannie Mae] will not be able to earn their way back to a condition that allows them to emerge from conservatorship.”

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will regularly generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury waived the fee for all quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the quarterly commitment fee has not yet been established and could be substantial.

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

Table 4 — Mortgage-Related Investments Portfolio(1)

	September 30, 2011	December 31, 2010
	(in millions)

Investments segment — Mortgage investments portfolio	$473,630	$481,677
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	63,237	69,766
Multifamily segment — Mortgage investments portfolio	142,266	145,431

Total mortgage-related investments portfolio	$679,133	$696,874

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized nonaccrual single-family loans managed by the Single-family Guarantee segment.

The UPB of our mortgage-related investments portfolio declined from December 31, 2010 to September 30, 2011, primarily due to liquidations, partially offset by the purchase of $34.8 billion of seriously delinquent loans from PC trusts.

Our mortgage-related investments portfolio includes assets that are less liquid than agency securities, including unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 30% of the UPB of the portfolio at September 30, 2011. Our mortgage-related investments portfolio also includes illiquid assets, including unsecuritized seriously delinquent and modified single-family mortgage loans which we purchased from PC trusts, and our investments in non-agency mortgage-

11	Freddie Mac

related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 28% of the UPB of the portfolio at September 30, 2011. The liquidity of our assets, as described above, is based on our own internal expectations given current market conditions. Challenging market conditions are expected to continue and may rapidly and adversely affect the liquidity of our assets at any given time.

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

On August 10, 2011, FHFA, in consultation with Treasury and HUD, announced a request for information seeking input on new options for sales and rentals of single-family REO properties held by Freddie Mac, Fannie Mae and FHA. According to the announcement, the objective of the request for information is to help address current and future REO inventory. The request for information solicited alternatives for maximizing value to taxpayers and increasing private investment in the housing market, including approaches that support rental and affordable housing needs.

On September 19, 2011, the Acting Director of FHFA stated that he would anticipate Freddie Mac and Fannie Mae will continue the gradual process of increasing guarantee fees. He stated that this will not happen immediately but should be expected in 2012. In addition, the Acting Director indicated that FHFA will be considering other alternatives to reduce our long-term risk exposure. President Obama’s Plan for Economic Growth and Deficit Reduction, announced on September 19, 2011, contained a proposal to increase the guarantee fees charged by Freddie Mac and Fannie Mae by 10 basis points.

On September 27, 2011, FHFA announced that it is seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. One proposal would establish a reserve account within the current servicing compensation structure. The other proposal would create a new fee for service compensation structure (i.e. a flat per-loan fee). We cannot predict what changes to the current structure will emerge from this process, or the extent to which our business may be impacted by them.

On October 19, 2011, FHFA announced that it has directed Freddie Mac and Fannie Mae to transition away from current foreclosure attorney network programs and move to a system where mortgage servicers select qualified law firms that meet certain minimum, uniform criteria. The changes will be implemented after a transition period in which input will be taken from servicers, regulators, lawyers, and other market participants. We cannot predict the scope of these changes, or the extent to which our business will be impacted by them.

See “LEGISLATIVE AND REGULATORY MATTERS” for information on the Obama Administration’s February 2011 report, recent developments in GSE reform legislation, recently initiated rulemakings under the Dodd-Frank Act, and other regulatory developments, including revisions to HARP announced on October 24, 2011.

12	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three and nine months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in millions, except share-related amounts)

Statements of Income and Comprehensive Income Data
Net interest income	$4,613	$4,279	$13,714	$12,540
Provision for credit losses	(3,606)	(3,727)	(8,124)	(14,152)
Non-interest income (loss)	(4,798)	(2,646)	(9,907)	(11,127)
Non-interest expense	(687)	(828)	(1,930)	(1,974)
Net loss attributable to Freddie Mac	(4,422)	(2,511)	(5,885)	(13,912)
Total comprehensive income (loss) attributable to Freddie Mac	(4,376)	1,436	(2,736)	(874)
Net loss attributable to common stockholders	(6,040)	(4,069)	(10,725)	(18,058)
Loss per common share:
Basic	(1.86)	(1.25)	(3.30)	(5.56)
Diluted	(1.86)	(1.25)	(3.30)	(5.56)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,244,496	3,248,794	3,245,473	3,249,753
Diluted	3,244,496	3,248,794	3,245,473	3,249,753

	September 30,	December 31,
	2011	2010
	(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,611,580	$1,646,172
Total assets	2,172,336	2,261,780
Debt securities of consolidated trusts held by third parties	1,488,036	1,528,648
Other debt	674,421	713,940
All other liabilities	15,870	19,593
Total stockholders’ equity (deficit)	(5,991)	(401)
Portfolio Balances(3)
Mortgage-related investments portfolio	$679,133	$696,874
Total Freddie Mac mortgage-related securities(4)	1,667,842	1,712,918
Total mortgage portfolio(5)	2,114,169	2,164,859
Non-performing assets(6)	127,903	125,405

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Ratios(7)
Return on average assets(8)(11)	(0.8)%	(0.4)%	(0.4)%	(0.8)%
Non-performing assets ratio(9)	6.6	6.2	6.6	6.2
Equity to assets ratio(10)(11)	(0.2)	—	(0.1)	(0.2)

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and this Form 10-Q for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 26 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios” for the composition of our total mortgage portfolio.
(6)	See “Table 43 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	To calculate the simple averages for the nine months ended September 30, 2010, the beginning balances of total assets, and total Freddie Mac stockholders’ equity are based on the January 1, 2010 balances included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” in our 2010 Annual Report, so that both the beginning and ending balances reflect changes in accounting principles.

13	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)

Net interest income	$4,613	$4,279	$13,714	$12,540
Provision for credit losses	(3,606)	(3,727)	(8,124)	(14,152)

Net interest income (loss) after provision for credit losses	1,007	552	5,590	(1,612)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(310)	(66)	(212)	(160)
Gains (losses) on retirement of other debt	19	(50)	34	(229)
Gains (losses) on debt recorded at fair value	133	(366)	15	525
Derivative gains (losses)	(4,752)	(1,130)	(8,986)	(9,653)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(459)	(523)	(1,743)	(1,054)
Portion of other-than-temporary impairment recognized in AOCI	298	(577)	37	(984)

Net impairment of available-for-sale securities recognized in earnings	(161)	(1,100)	(1,706)	(2,038)
Other gains (losses) on investment securities recognized in earnings	(541)	(503)	(452)	(1,176)
Other income	814	569	1,400	1,604

Total non-interest income (loss)	(4,798)	(2,646)	(9,907)	(11,127)

Non-interest expense:
Administrative expenses	(381)	(388)	(1,126)	(1,197)
REO operations expense	(221)	(337)	(505)	(456)
Other expenses	(85)	(103)	(299)	(321)

Total non-interest expense	(687)	(828)	(1,930)	(1,974)

Loss before income tax benefit	(4,478)	(2,922)	(6,247)	(14,713)
Income tax benefit	56	411	362	800

Net loss	(4,422)	(2,511)	(5,885)	(13,913)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(80)	3,781	2,764	12,524
Changes in unrealized gains (losses) related to cash flow hedge relationships	124	164	391	520
Changes in defined benefit plans	2	2	(6)	(6)

Total other comprehensive income, net of taxes and reclassification adjustments	46	3,947	3,149	13,038

Comprehensive income (loss)	(4,376)	1,436	(2,736)	(875)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$(4,376)	$1,436	$(2,736)	$(874)

14	Freddie Mac

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$51,225	$4	0.03%	$43,171	$24	0.21%
Federal funds sold and securities purchased under agreements to resell	16,434	4	0.08	51,439	24	0.19
Mortgage-related securities:
Mortgage-related securities(3)	443,135	5,050	4.56	500,500	6,058	4.84
Extinguishment of PCs held by Freddie Mac	(166,356)	(1,918)	(4.61)	(195,890)	(2,543)	(5.19)

Total mortgage-related securities, net	276,779	3,132	4.53	304,610	3,515	4.62

Non-mortgage-related securities(3)	18,175	18	0.40	28,631	42	0.59
Mortgage loans held by consolidated trusts(4)	1,626,583	19,140	4.71	1,706,329	21,473	5.03
Unsecuritized mortgage loans(4)	243,162	2,282	3.75	221,442	2,305	4.16

Total interest-earning assets	$2,232,358	$24,580	4.41	$2,355,622	$27,383	4.65

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,641,905	$(18,633)	(4.54)	$1,723,095	$(21,264)	(4.94)
Extinguishment of PCs held by Freddie Mac	(166,356)	1,918	4.61	(195,890)	2,543	5.19

Total debt securities of consolidated trusts held by third parties	1,475,549	(16,715)	(4.53)	1,527,205	(18,721)	(4.90)
Other debt:
Short-term debt	188,004	(70)	(0.14)	207,673	(143)	(0.27)
Long-term debt(5)	495,188	(3,002)	(2.42)	542,842	(4,002)	(2.94)

Total other debt	683,192	(3,072)	(1.79)	750,515	(4,145)	(2.20)

Total interest-bearing liabilities	2,158,741	(19,787)	(3.67)	2,277,720	(22,866)	(4.01)
Income (expense) related to derivatives(6)	—	(180)	(0.03)	—	(238)	(0.04)
Impact of net non-interest-bearing funding	73,617	—	0.12	77,902	—	0.13

Total funding of interest-earning assets	$2,232,358	$(19,967)	(3.58)	$2,355,622	$(23,104)	(3.92)

Net interest income/yield		$4,613	0.83		$4,279	0.73

15	Freddie Mac

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$40,817	$30	0.10%	$52,008	$59	0.15%
Federal funds sold and securities purchased under agreements to resell	32,174	30	0.12	46,774	56	0.16
Mortgage-related securities:
Mortgage-related securities(3)	450,227	15,581	4.61	544,797	19,769	4.84
Extinguishment of PCs held by Freddie Mac	(166,734)	(5,947)	(4.76)	(224,397)	(8,897)	(5.29)

Total mortgage-related securities, net	283,493	9,634	4.53	320,400	10,872	4.52

Non-mortgage-related securities(3)	24,520	74	0.40	27,130	158	0.78
Mortgage loans held by consolidated trusts(4)	1,640,276	58,986	4.79	1,741,092	66,319	5.08
Unsecuritized mortgage loans(4)	242,063	6,890	3.80	198,047	6,445	4.34

Total interest-earning assets	$2,263,343	$75,644	4.46	$2,385,451	$83,909	4.69

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,654,554	$(57,326)	(4.62)	$1,754,713	$(66,309)	(5.04)
Extinguishment of PCs held by Freddie Mac	(166,734)	5,947	4.76	(224,397)	8,897	5.29

Total debt securities of consolidated trusts held by third parties	1,487,820	(51,379)	(4.60)	1,530,316	(57,412)	(5.00)
Other debt:
Short-term debt	192,326	(280)	(0.19)	225,745	(421)	(0.25)
Long-term debt(5)	504,603	(9,690)	(2.56)	553,701	(12,791)	(3.08)

Total other debt	696,929	(9,970)	(1.91)	779,446	(13,212)	(2.26)

Total interest-bearing liabilities	2,184,749	(61,349)	(3.74)	2,309,762	(70,624)	(4.08)
Income (expense) related to derivatives(6)	—	(581)	(0.04)	—	(745)	(0.04)
Impact of net non-interest-bearing funding	78,594	—	0.13	75,689	—	0.13

Total funding of interest-earning assets	$2,263,343	$(61,930)	(3.65)	$2,385,451	$(71,369)	(3.99)

Net interest income/yield		$13,714	0.81		$12,540	0.70

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income increased $334 million and $1.2 billion during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. Net interest yield increased 10 basis points and 11 basis points during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The primary driver underlying the increases was lower funding costs from the replacement of debt at lower rates and favorable rate resets on floating-rate debt. In addition, the increases in net interest income and net interest yield for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 were partially driven by the impact of a change in practice announced in February 2010 to purchase substantially all 120 day delinquent loans from PC trusts, as the average funding rate of the other debt used to purchase such loans from PC trusts is significantly less than the average funding rate of the debt securities of consolidated trusts held by third parties. These factors were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

We do not recognize interest income on non-performing loans that have been placed on nonaccrual status, except when cash payments are received. We refer to this interest income that we do not recognize as foregone interest income, and it includes interest income not recognized due to interest rate concessions granted on certain modified loans. Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $1.0 billion and $2.9 billion during the three and nine months ended September 30, 2011, respectively, compared to $1.1 billion and $3.6 billion during the three and nine months ended September 30, 2010, respectively, primarily due to the decreased volume of non-performing loans on nonaccrual status.

During the three and nine months ended September 30, 2011, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

16	Freddie Mac

Provision for Credit Losses

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $70.5 billion, and have recorded an additional $4.4 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of September 30, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses was $3.6 billion for the third quarter of 2011 compared to $3.7 billion for the third quarter of 2010, and was $8.1 billion in the nine months ended September 30, 2011 compared to $14.2 billion in the nine months ended September 30, 2010. The provision for credit losses in the third quarter of 2011 reflects a decline in the volume of early and seriously delinquent loans, while the provision for credit losses in the nine months ended September 30, 2011 reflects declines in the rate at which delinquent loans transition into serious delinquency. The provision for credit losses in the three and nine months ended September 30, 2011 also reflects higher loss severity, primarily due to lower expectations for mortgage insurance recoveries, which is due to deterioration in the financial condition of certain of these counterparties during the 2011 periods. The provision for credit losses in the three and nine months ended September 30, 2010 also reflected a higher volume of completed loan modifications that were classified as TDRs. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our mortgage insurance counterparties.

During the nine months ended September 30, 2011, our charge-offs, net of recoveries for single-family loans, exceeded the amount of our provision for credit losses. Our charge-offs in the nine months ended September 30, 2011 remained elevated, but reflect suppression of activity due to delays in the foreclosure process and because market conditions, such as home prices and the rate of home sales, continue to remain weak. We believe the level of our charge-offs will continue to remain high in the remainder of 2011 and may increase in 2012. As of September 30, 2011 and December 31, 2010, the UPB of our single-family non-performing loans was $119.1 billion and $115.5 billion, respectively. These amounts include $42.2 billion and $26.6 billion, respectively, of single-family TDRs that are reperforming (i.e., less than three months past due). See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

We continued to experience a high volume of completed loan modifications involving concessions to borrowers during the nine months ended September 30, 2011, but the volume of such modifications was less than the volume during the nine months ended September 30, 2010. See “Table 37 — Reperformance Rates of Modified Single-Family Loans” for information on the performance of our modified loans.

We adopted new accounting guidance related to the classification of loans as TDRs in the third quarter of 2011, which significantly increases the population of loans we account for and disclose as TDRs. The impact of this change in guidance on our results for the third quarter of 2011 was not significant. We expect that the number of loans that newly qualify as TDRs in the remainder of 2011 will remain high, primarily because we anticipate that the majority of our modifications, both completed and those still in trial periods will be considered TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information on our TDR loans, including our implementation of changes to the accounting guidance for recognition of TDR loans.

While the total number of seriously delinquent loans declined approximately 10.5% during the nine months ended September 30, 2011, in part due to a significant volume of loan modifications, our serious delinquency rate remains high compared to historical levels due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and continued challenges faced by servicers processing large volumes of problem loans. Upon completion of a modification, a delinquent single-family loan is given a current payment status.

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

17	Freddie Mac

and work with troubled borrowers, bring greater consistency and accountability to the servicing industry, and help more distressed homeowners avoid foreclosure.

Our provision (benefit) for credit losses associated with our multifamily mortgage portfolio was $(37) million and $19 million for the third quarters of 2011 and 2010, respectively, and was $(110) million in the nine months ended September 30, 2011 compared to $167 million in the nine months ended September 30, 2010. Our loan loss reserves associated with our multifamily mortgage portfolio were $656 million and $828 million as of September 30, 2011 and December 31, 2010, respectively. The decline in loan loss reserves for multifamily loans was driven primarily by positive market trends in vacancy rates and effective rents reflected over the past several consecutive quarters, as well as stabilizing or improved property values. However, some states in which we have investments in multifamily mortgage loans, including Nevada, Arizona, and Georgia, continue to exhibit weaker than average apartment fundamentals.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. For the three months ended September 30, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $22.8 billion and $10.7 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $(310) million and $(66) million, respectively. The losses during the third quarter of 2011 were primarily due to the repurchase of our debt securities at larger net premiums driven by a decrease in interest rates during the period. For the nine months ended September 30, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $69.8 billion and $13.2 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $(212) million and $(160) million, respectively. The losses for the nine months ended September 30, 2011 were due to the repurchases of our debt securities at a net premium during the second and third quarters of 2011 driven by a decrease in interest rates during those periods. See “Table 18 — Total Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $19 million and $(50) million during the three months ended September 30, 2011 and 2010, respectively, and $34 million and $(229) million during the nine months ended September 30, 2011 and 2010, respectively. We recognized gains on debt retirements for the third quarter and first nine months of 2011, compared to losses for the third quarter and first nine months of 2010, because we purchased debt with higher associated discounts in 2010 relative to the comparable periods in 2011.

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. For the three and nine months ended September 30, 2011, we recognized gains on debt recorded at fair value of $133 million and $15 million, respectively, primarily due to the U.S. dollar strengthening relative to the Euro. For the three and nine months ended September 30, 2010, we recognized gains (losses) on debt recorded at fair value of $(366) million and $525 million, respectively, primarily due to the U.S. dollar strengthening relative to the Euro during the first six months of 2010, followed by the U.S. dollar weakening relative to the Euro during the third quarter of 2010. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

Table 7 presents derivative gains (losses) reported in our consolidated statements of income and comprehensive income. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of income and comprehensive income. At September 30, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted

18	Freddie Mac

transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

Table 7 — Derivatives Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Interest-rate swaps	$(8,278)	$(3,963)	$(10,304)	$(14,235)
Option-based derivatives(1)	5,887	3,303	6,682	8,585
Other derivatives(2)	(1,092)	475	(1,494)	(498)
Accrual of periodic settlements(3)	(1,269)	(945)	(3,870)	(3,505)

Total	$(4,752)	$(1,130)	$(8,986)	$(9,653)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivatives portfolio.

During the three and nine months ended September 30, 2011, we recognized losses on derivatives of $4.8 billion and $9.0 billion, respectively, primarily due to declines in interest rates in the second and third quarters. Specifically, during the three months and nine months ended September 30, 2011, we recognized fair value losses on our pay-fixed swap positions of $19.1 billion and $22.4 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $10.8 billion and $12.1 billion, respectively. We also recognized fair value gains of $5.9 billion and $6.7 billion during the three and nine months ended September 30, 2011, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions as interest rates decreased during the second and third quarters of 2011. Additionally, we recognized losses related to the accrual of periodic settlements during the three and nine months ended September 30, 2011 due to our net pay-fixed swap position in the current interest rate environment.

During the three and nine months ended September 30, 2010, the yield curve flattened, with declining interest rates, resulting in a loss on derivatives of $1.1 billion and $9.7 billion, respectively. Specifically, for the three and nine months ended September 30, 2010, the decrease in interest rates resulted in fair value losses on our pay-fixed swaps of $11.5 billion and $34.9 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $7.5 billion and $20.6 billion, respectively. We recognized fair value gains for the three and nine months ended September 30, 2010 of $3.3 billion and $8.6 billion, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in interest rates during these periods.

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $161 million and $1.7 billion during the three and nine months ended September 30, 2011, respectively, compared to $1.1 billion and $2.0 billion during the three and nine months ended September 30, 2010, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three and nine months ended September 30, 2011 and 2010.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(547) million and $(473) million related to gains (losses) on trading securities during the three

19	Freddie Mac

and nine months ended September 30, 2011, respectively, compared to $(561) million and $(1.3) billion related to gains (losses) on trading securities during the three and nine months ended September 30, 2010, respectively.

The losses on trading securities for all periods presented were primarily due to the movement of securities with unrealized gains towards maturity, partially offset by fair value gains due to a decline in interest rates.

During the three and nine months ended September 30, 2011 the decreased losses on trading securities as compared to the three and nine months ended September 30, 2010 were primarily due to a tightening of OAS levels on agency securities and a decline in interest rates.

Other Income

Table 8 summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Other income:
Guarantee-related income	$40	$58	$175	$177
Gains on sale of mortgage loans	46	28	302	244
Gains on mortgage loans recorded at fair value	216	128	319	154
Recoveries on loans impaired upon purchase	119	247	376	643
All other	393	108	228	386

Total other income	$814	$569	$1,400	$1,604

Other income increased to $814 million in the three months ended September 30, 2011, compared to $569 million in the three months ended September 30, 2010, primarily due to the recognition of a gain from the settlement of our claim in the bankruptcy of TBW, one of our former seller/servicers, and an adjustment to the amount recorded in the prior period to correct an accounting error.

Other income declined during the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to lower recoveries on loans impaired upon purchase during the 2011 period and a decline in all other income. All other income declined to $228 million during the nine months ended September 30, 2011, compared to $386 million during the nine months ended September 30, 2010, primarily due to the correction in 2011 of certain prior period accounting errors not material to our financial statements. During the nine months ended September 30, 2011, other income includes the correction of prior period accounting errors associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009. This correction reduced other income in 2011 by approximately $293 million in the second quarter of 2011, and increased other income by $122 million in the third quarter of 2011 for a net decrease of approximately $171 million in the nine months ended September 30, 2011. Partially offsetting the decline in other income was an increase in gains on mortgage loans recorded at fair value during the nine months ended September 30, 2011, which was primarily due to declines in interest rates combined with higher balances of loans recorded at fair value during the 2011 period.

During the third quarters of 2011 and 2010, recoveries on loans impaired upon purchase were $119 million and $247 million, respectively, and were $376 million in the nine months ended September 30, 2011, compared to $643 million in the nine months ended September 30, 2010. The declines in the 2011 periods were due to a lower volume of foreclosure transfers associated with loans impaired upon purchase. These recoveries principally relate to impaired loans purchased prior to January 1, 2010, due to a change in accounting guidance effective on that date. Consequently, our recoveries on loans impaired upon purchase will generally continue to decline over time.

20	Freddie Mac

Non-Interest Expense

Table 9 summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Administrative expenses:(1)
Salaries and employee benefits	$212	$224	$638	$688
Professional services	73	72	193	220
Occupancy expense	14	16	44	47
Other administrative expense	82	76	251	242

Total administrative expenses	381	388	1,126	1,197
REO operations expense	221	337	505	456
Other expenses	85	103	299	321

Total non-interest expense	$687	$828	$1,930	$1,974

(1)	Commencing in the first quarter of 2011, we reclassified certain expenses from other expenses to professional services expense. Prior period amounts have been reclassified to conform to the current presentation.

Administrative Expenses

Administrative expenses decreased for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, due in part to our ongoing focus on cost reduction measures, particularly with regard to salaries and employee benefits. We expect our administrative expenses will decline for the full year of 2011 when compared to 2010.

REO Operations Expense

The table below presents the components of our REO operations expense, and REO inventory and disposition information.

Table 10 — REO Operations Expense, REO Inventory, and REO Dispositions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in millions)

REO operations expense:
Single-family:
REO property expenses(1)	$298	$336	$906	$820
Disposition (gains) losses, net(2)(3)	29	33	211	7
Change in holding period allowance, dispositions	(87)	(40)	(371)	(167)
Change in holding period allowance, inventory(4)	127	250	283	367
Recoveries(5)	(141)	(242)	(511)	(575)

Total single-family REO operations expense	226	337	518	452
Multifamily REO operations expense (income)	(5)	—	(13)	4

Total REO operations expense	$221	$337	$505	$456

REO inventory (in properties), at September 30:
Single-family	59,596	74,897	59,596	74,897
Multifamily	20	13	20	13

Total	59,616	74,910	59,616	74,910

REO property dispositions (in properties)	25,387	26,336	86,370	74,621

(1)	Consists of costs incurred to acquire, maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Commencing in the first quarter of 2011, we reclassified expenses related to the disposition of REO underlying Other Guarantee Transactions from REO property expense to disposition (gains) losses, net. Prior periods have been revised to conform to the current presentation.
(4)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(5)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations expense was $221 million for the third quarter of 2011, as compared to $337 million during the third quarter of 2010, and was $505 million in the nine months ended September 30, 2011 compared to $456 million for the nine months ended September 30, 2010. The decline in REO operations expense in the third quarter of 2011, compared to the third quarter of 2010, was primarily due to the impact of a less significant decline in home prices resulting in lower write-downs of single-family REO inventory, partially offset by lower recoveries on sold properties during the third

21	Freddie Mac

quarter of 2011. Although REO operations expense was relatively unchanged for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, the 2011 period reflects higher single-family property expenses and lower recoveries on sold properties partially offset by lower write-downs of single-family REO inventory, compared to the 2010 period. We expect REO property expenses to continue to remain high in the remainder of 2011 and into 2012 due to expected continued high levels of single-family REO acquisitions and inventory.

In recent periods, the volume of our single-family REO acquisitions has been less than it otherwise would have been due to delays caused by concerns about the foreclosure process, including deficiencies in foreclosure documentation practices, particularly in states that require a judicial foreclosure process. The acquisition slowdown, coupled with high disposition levels, led to an approximate 17% reduction in REO property inventory from December 31, 2010 to September 30, 2011. We expect these delays in the foreclosure process will likely continue into 2012. For more information on how concerns about foreclosure documentation practices could adversely affect our REO operations expense, see “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses consist primarily of HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses were lower in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, primarily due to lower expenses associated with transfers and terminations of mortgage servicing, partially offset by higher servicer incentive fees associated with HAMP during the 2011 periods.

Income Tax Benefit

For the three months ended September 30, 2011 and 2010, we reported an income tax benefit of $56 million and $411 million, respectively. For the nine months ended September 30, 2011 and 2010, we reported an income tax benefit of $362 million and $800 million, respectively. See “NOTE 13: INCOME TAXES” for additional information.

Total Comprehensive Income (Loss)

Our total comprehensive income (loss) was $(4.4) billion and $1.4 billion for the three months ended September 30, 2011 and 2010, respectively, consisting of: (a) $(4.4) billion and $(2.5) billion of net income (loss), respectively; and (b) $46 million and $3.9 billion of total other comprehensive income, respectively.

Our total comprehensive income (loss) was $(2.7) billion and $(0.9) billion for the nine months ended September 30, 2011 and 2010, respectively, consisting of: (a) $(5.9) billion and $(13.9) billion of net income (loss), respectively; and (b) $3.1 billion and $13.0 billion of total other comprehensive income, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income (loss).

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

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

22	Freddie Mac

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such loans have declined significantly since 2010 and our purchases of such CMBS have declined significantly since 2008. Currently, our primary strategy is to purchase multifamily mortgage loans for purposes of aggregation and then securitization. We guarantee the senior tranches of these securitizations. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less allocated funding costs, the credit-related expenses, and administrative expenses. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.

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

The All Other category consists of material corporate level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. The All Other category also includes the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

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

Table 11 provides information about our various segment mortgage portfolios at September 30, 2011 and December 31, 2010. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	September 30, 2011	December 31, 2010
	(in millions)

Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$98,115	$79,097
Freddie Mac mortgage-related securities	251,242	263,152
Non-agency mortgage-related securities	88,857	99,639
Non-Freddie Mac agency mortgage-related securities	35,416	39,789

Total Investments — Mortgage investments portfolio	473,630	481,677

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	63,237	69,766
Single-family Freddie Mac mortgage-related securities held by us	251,242	261,508
Single-family Freddie Mac mortgage-related securities held by third parties	1,394,200	1,437,399
Single-family other guarantee commitments(5)	11,437	8,632

Total Single-family Guarantee — Managed loan portfolio	1,720,116	1,777,305

Multifamily — Guarantee portfolio:(3)
Multifamily Freddie Mac mortgage related securities held by us	2,813	2,095
Multifamily Freddie Mac mortgage related securities held by third parties	19,587	11,916
Multifamily other guarantee commitments(5)	9,812	10,038

Total Multifamily — Guarantee portfolio	32,212	24,049

Multifamily — Mortgage investments portfolio(3)
Multifamily investment securities portfolio	60,675	59,548
Multifamily loan portfolio	81,591	85,883

Total Multifamily — Mortgage investments portfolio	142,266	145,431

Total Multifamily portfolio	174,478	169,480

Less : Freddie Mac single-family and certain multifamily securities(6)	(254,055)	(263,603)

Total mortgage portfolio	$2,114,169	$2,164,859

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:
Single-family mortgage loans, on-balance sheet	$1,771,717	$1,799,256
Non-consolidated Freddie Mac mortgage-related securities	10,884	11,268
Other guarantee commitments	11,437	8,632
Less: HFA-related guarantees(8)	(8,885)	(9,322)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(817)	(857)

Total single-family credit guarantee portfolio	$1,784,336	$1,808,977

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$81,591	$85,883
Non-consolidated Freddie Mac mortgage-related securities	22,400	14,011
Other guarantee commitments	9,812	10,038
Less: HFA-related guarantees(8)	(1,449)	(1,551)

Total multifamily mortgage portfolio	$112,354	$108,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-accrual single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment.
(3)	The balances of the mortgage-related securities in these portfolios are based on the UPB of the security, whereas the balances of our single-family credit guarantee and multifamily mortgage portfolios presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized non-accrual single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on these by the U.S. government.

24	Freddie Mac

Segment Earnings — Results

Investments

Table 12 presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(dollars in millions)

Segment Earnings:
Net interest income	$1,905	$1,667	$5,384	$4,487
Non-interest income (loss):
Net impairment of available-for-sale securities	(116)	(934)	(1,284)	(1,637)
Derivative gains (losses)	(3,144)	192	(4,197)	(4,703)
Other non-interest income (loss)	178	(768)	657	(496)

Total non-interest income (loss)	(3,082)	(1,510)	(4,824)	(6,836)

Non-interest expense:
Administrative expenses	(97)	(110)	(293)	(343)
Other non-interest expense	(1)	(1)	(2)	(14)

Total non-interest expense	(98)	(111)	(295)	(357)

Segment adjustments(2)	137	272	466	1,076

Segment Earnings (loss) before income tax benefit (expense)	(1,138)	318	731	(1,630)
Income tax benefit (expense)	59	(34)	337	192

Segment Earnings (loss), net of taxes, including noncontrolling interest	(1,079)	284	1,068	(1,438)
Less: Net (income) loss — noncontrolling interest	—	—	—	(2)

Segment Earnings (loss), net of taxes	(1,079)	284	1,068	(1,440)
Total other comprehensive income, net of taxes	1,347	3,317	3,106	10,051

Total comprehensive income	$268	$3,601	$4,174	$8,611

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$387,428	$439,073	$393,301	$482,660
Non-mortgage-related investments(7)	85,819	123,241	97,505	125,912
Unsecuritized single-family loans	97,059	64,517	91,638	53,753

Total average balances of interest-earning assets	$570,306	$626,831	$582,444	$662,325

Return:
Net interest yield — Segment Earnings basis (annualized)	1.34%	1.06%	1.23%	0.90%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	We calculate average balances based on amortized cost.
(6)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Our total comprehensive income for our Investments segment was $268 million and $4.2 billion for the three and nine months ended September 30, 2011, respectively, consisting of: (a) $(1.1) billion and $1.1 billion of Segment Earnings (loss), respectively; and (b) $1.3 billion and $3.1 billion of total other comprehensive income, respectively.

Our total comprehensive income for our Investments segment was $3.6 billion and $8.6 billion for the three and nine months ended September 30, 2010, respectively, consisting of: (a) $284 million and $(1.4) billion of Segment Earnings (loss), respectively; and (b) $3.3 billion and $10.1 billion of total other comprehensive income, respectively.

During the three and nine months ended September 30, 2011, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 3.0% and 2.2%, respectively. We held $286.7 billion of agency securities and $88.9 billion of non-agency mortgage-related securities as of September 30, 2011 compared to $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and selected sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

25	Freddie Mac

Segment Earnings net interest income increased $238 million and $897 million, and Segment Earnings net interest yield increased 28 basis points and 33 basis points during the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates and favorable rate resets on floating-rate debt. These lower funding costs were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations.

Segment Earnings non-interest income (loss) was $(3.1) billion for the three months ended September 30, 2011 compared to $(1.5) billion for the three months ended September 30, 2010. This increase in non-interest loss was primarily attributable to increased derivative losses, partially offset by decreased impairments of available-for-sale securities. Segment Earnings non-interest income (loss) was $(4.8) billion for the nine months ended September 30, 2011 compared to $(6.8) billion for the nine months ended September 30, 2010. This decrease in non-interest loss was mainly due to decreased derivative losses, primarily due to a smaller decline in interest rates, and decreased losses on trading securities, primarily due to a smaller decline in interest rates coupled with tightening OAS levels on agency securities, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

We recorded derivative gains (losses) for this segment of $(3.1) billion and $(4.2) billion during the three and nine months ended September 30, 2011, respectively, compared to $192 million and $(4.7) billion during the three and nine months ended September 30, 2010. While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, swap interest rates decreased, resulting in fair value losses on our pay-fixed swaps that were partially offset by fair value gains on our receive-fixed swaps and purchased call swaptions. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Impairments recorded in our Investments segment decreased by $818 million and $353 million during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

Our Investments segment’s total other comprehensive income was $1.3 billion and $3.1 billion for the three and nine months ended September 30, 2011, respectively. Net unrealized losses in AOCI on our available-for-sale securities decreased by $1.2 billion and $2.7 billion during the three and nine months ended September 30, 2011, respectively, primarily attributable to the impact of declining interest rates, resulting in fair value gains on our agency and CMBS securities, and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by the impact of widening of OAS levels on our non-agency mortgage-related securities. The impact of widening of OAS levels on our CMBS securities is reflected in the Multifamily segment.

Our Investments segment’s total other comprehensive income was $3.3 billion and $10.1 billion during the three and nine months ended September 30, 2010, respectively. Net unrealized losses in AOCI on our available-for-sale securities decreased by $3.2 billion and $9.5 billion during the three and nine months ended September 30, 2010, respectively, primarily attributable to the impact of declining interest rates, resulting in fair value gains on our agency, CMBS, and non-agency mortgage-related securities. In addition, the impact of widening OAS levels during these periods was offset by fair value gains related to the movement of securities with unrealized losses towards maturity and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

The objectives set forth for us under our charter and conservatorship, restrictions set forth in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our Investments segment results. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. This will likely cause a corresponding reduction in our net interest income from these assets and therefore negatively affect our Investments segment results. FHFA also stated that we will not be a substantial buyer of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages out of PC trusts. FHFA has also indicated that the portfolio reduction targets under the Purchase Agreement and FHFA regulation should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, consistent with FHFA guidance, safety and soundness and the goal of conserving and preserving assets. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

26	Freddie Mac

For information on the impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

Single-Family Guarantee

Table 13 presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(dollars in millions)

Segment Earnings:
Net interest income (expense)	$(98)	$(4)	$(28)	$106
Provision for credit losses	(4,008)	(3,980)	(9,178)	(15,315)
Non-interest income:
Management and guarantee income	913	922	2,631	2,635
Other non-interest income	331	307	750	785

Total non-interest income	1,244	1,229	3,381	3,420

Non-interest expense:
Administrative expenses	(227)	(224)	(670)	(695)
REO operations (expense) income	(226)	(337)	(518)	(452)
Other non-interest expense	(69)	(85)	(241)	(254)

Total non-interest expense	(522)	(646)	(1,429)	(1,401)

Segment adjustments(2)	(161)	(245)	(489)	(666)

Segment Earnings (loss) before income tax (expense) benefit	(3,545)	(3,646)	(7,743)	(13,856)
Income tax (expense) benefit	—	508	(8)	617

Segment Earnings (loss), net of taxes	(3,545)	(3,138)	(7,751)	(13,239)
Total other comprehensive income (loss), net of taxes	—	1	(3)	(2)

Total comprehensive income (loss)	$(3,545)	$(3,137)	$(7,754)	$(13,241)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average balance of single-family credit guarantee portfolio	$1,800	$1,858	$1,811	$1,873
Issuance — Single-family credit guarantees(3)	$68	$91	$226	$261
Fixed-rate products — Percentage of purchases(4)	88.6%	95.0%	91.4%	95.6%
Liquidation rate — Single-family credit guarantees (annualized)(5)	19.9%	26.2%	21.6%	26.9%
Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees	13.8	13.5	13.7	13.4
Amortization of delivery fees	6.5	6.4	5.7	5.4

Segment Earnings management and guarantee income	20.3	19.9	19.4	18.8

Credit:
Serious delinquency rate, at end of period	3.51%	3.80%	3.51%	3.80%
REO inventory, at end of period (number of properties)	59,596	74,897	59,596	74,897
Single-family credit losses, in bps (annualized)(6)	76.3	91.0	71.9	78.4
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$9,920	$10,094	$9,920	$10,094
30-year fixed mortgage rate(8)	4.0%	4.3%	4.0%	4.3%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 15: SEGMENT REPORTING — Segment Earnings.”
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments. Also includes our purchases of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees. Credit losses are equal to charge-offs, plus REO operations income (expense).
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 16, 2011. The outstanding amount for September 30, 2011 reflects the balance as of June 30, 2011, which is the latest available information.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Financial Results

For the three and nine months ended September 30, 2011, Segment Earnings (loss) for our Single-family Guarantee segment was $(3.5) billion and $(7.8) billion, respectively, compared to $(3.1) billion and $(13.2) billion for the three and nine months ended September 30, 2010, respectively. Segment Earnings (loss) for our Single-family Guarantee segment worsened for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

27	Freddie Mac

primarily due to a decrease in recognized income tax benefit. Segment Earnings (loss) for our Single-family Guarantee segment improved for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a decline in provision for credit losses.

During the three and nine months ended September 30, 2011, our provision for credit losses for the Single-family Guarantee segment was $4.0 billion and $9.2 billion, respectively, compared to $4.0 billion and $15.3 billion during the three and nine months ended September 30, 2010, respectively. The Segment Earnings provision for credit losses in the third quarter of 2011 reflects a decline in the volume of early and seriously delinquent loans, while the provision for credit losses in the nine months ended September 30, 2011 reflects declines in the rate at which delinquent loans transition into serious delinquency. The Segment Earnings provision for credit losses in the three and nine months ended September 30, 2011 also reflects higher loss severity, primarily due to lower expectations for mortgage insurance recoveries, which is due to deterioration in the financial condition of certain of these counterparties during the 2011 periods. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our mortgage insurance counterparties. The Segment Earnings provision for credit losses in the three and nine months ended September 30, 2010 also reflected a higher volume of completed loan modifications that were classified as TDRs.

We adopted new accounting guidance on the classification of loans as TDRs in the third quarter of 2011, which significantly increases the population of loans we account for and disclose as TDRs. The impact of this change in guidance on our results for the third quarter of 2011 was not significant. We expect that the number of loans that newly qualify as TDRs in the remainder of 2011 will remain high, primarily because we anticipate that the majority of our modifications, both completed and those still in trial periods will be considered TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information on our TDR loans, including our implementation of changes to the accounting guidance for recognition of TDR loans.

Segment Earnings management and guarantee income decreased slightly in the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, primarily due to lower average balances of the single-family credit guarantee portfolio during the 2011 periods.

On September 19, 2011, the Acting Director of FHFA stated that he would anticipate Freddie Mac and Fannie Mae will continue the gradual process of increasing guarantee fees. He stated that this will not happen immediately but should be expected in 2012. President Obama’s Plan for Economic Growth and Deficit Reduction, announced on September 19, 2011, contained a proposal to increase the guarantee fees charged by Freddie Mac and Fannie Mae by 10 basis points.

28	Freddie Mac

Table 14 provides summary information about the composition of Segment Earnings (loss) for this segment in the three and nine months ended September 30, 2011.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended September 30, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2011	$111	22.2	$(25)	5.7	$86
2010	186	22.0	(85)	9.8	101
2009	176	20.5	(97)	11.0	79
2008	89	22.4	(466)	141.3	(377)
2007	87	18.2	(1,426)	320.1	(1,339)
2006	57	18.4	(991)	296.7	(934)
2005	66	18.3	(631)	165.6	(565)
2004 and prior	141	18.9	(513)	61.9	(372)

Total	$913	20.3	$(4,234)	94.0	$(3,321)

Administrative expenses					(227)
Net interest income (expense)					(98)
Other non-interest income and expenses, net					101

Segment Earnings (loss), net of taxes					$(3,545)

	Nine Months Ended September 30, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2011	$202	19.9	$(40)	5.0	$162
2010	555	21.2	(199)	7.4	356
2009	498	18.7	(211)	7.7	287
2008	292	23.1	(879)	83.7	(587)
2007	283	18.6	(3,320)	236.8	(3,037)
2006	172	17.4	(2,483)	237.4	(2,311)
2005	194	17.1	(1,525)	127.3	(1,331)
2004 and prior	435	18.3	(1,039)	39.5	(604)

Total	$2,631	19.4	$(9,696)	71.4	$(7,065)

Administrative expenses					(670)
Net interest income (expense)					(28)
Other non-interest income and expenses, net					12

Segment Earnings (loss), net of taxes					$(7,751)

(1)	Includes amortization of delivery fees of $293 and $769 million for the three and nine months ended September 30, 2011, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

During the nine months ended September 30, 2011, the guarantee-related revenue from mortgage guarantees we issued after 2008 exceeded the credit-related and administrative expenses associated with these guarantees. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within our new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to incur expenses on these loans beyond our current expectations. Our management and guarantee fee rates associated with guarantee issuances in 2005 through 2008 have not been adequate to provide income to cover the credit and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years coupled with a high volume of refinancing since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans from those years that remain in our portfolio and consequently

29	Freddie Mac

reduced management and guarantee income associated with loans originated in 2005 through 2008 (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances for the foreseeable future. Consequently, we expect to continue reporting net losses for the Single-family Guarantee segment for the remainder of 2011 and into 2012.

Key Metrics

The UPB of the Single-family Guarantee managed loan portfolio declined to $1.7 trillion at September 30, 2011 from $1.8 trillion at December 31, 2010. This reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity in 2011, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market. Additionally, our loan purchase and guarantee activity in the nine months ended September 30, 2011 was at the lowest level we have experienced in the last several years. During the three and nine months ended September 30, 2011 our annualized liquidation rate on our securitized single-family credit guarantees was approximately 20% and 22%, respectively.

Refinance volumes continued to be high due to continued low interest rates, and, based on UPB, represented 67% and 75% of our single-family mortgage purchase volume during the three and nine months ended September 30, 2011, respectively, compared to 76% and 75% of our single-family mortgage purchase volume during the three and nine months ended September 30, 2010, respectively. Relief refinance mortgages comprised approximately 40% and 35% of our total refinance volume during the nine months ended September 30, 2011 and 2010, respectively, based on number of loans.

The serious delinquency rate on our single-family credit guarantee portfolio declined to 3.51% as of September 30, 2011 from 3.84% as of December 31, 2010 due to a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. The quarterly number of seriously delinquent loan additions declined steadily from the fourth quarter of 2009 through the second quarter of 2011; however, we experienced a small increase in the quarterly number of seriously delinquent loan additions during the third quarter of 2011. Our serious delinquency rate remains high compared to historical levels, reflecting continued stress in the housing and labor markets.

As of September 30, 2011 and December 31, 2010, approximately 50% and 39%, respectively, of our single-family credit guarantee portfolio is comprised of mortgage loans originated after 2008. Excluding relief refinance mortgages, these new vintages reflect a combination of changes in underwriting practices and improved borrower and loan characteristics, and represent an increasingly large proportion of our single-family credit guarantee portfolio. The proportion of the portfolio represented by 2005 through 2008 vintages, which have a higher composition of loans with higher-risk characteristics, continues to decline principally due to liquidations resulting from prepayments, foreclosure events, and foreclosure alternatives. We currently expect that, over time, the replacement of older vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement occurs slowed beginning in 2010, due to a decline in the volume of home purchase mortgage originations, an increase in the proportion of relief refinance mortgage activity, and delays in the foreclosure process. Relief refinance mortgages with LTV ratios above 80% represented approximately 13% and 12% of our single-family mortgage purchase volume during the nine months ended September 30, 2011 and 2010, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% may not perform as well as refinance mortgages with LTV ratios of 80% or less over time due, in part, to the continued high LTV ratios of these loans.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees was 76.3 basis points in the third quarter of 2011, compared to 91.0 basis points for the third quarter of 2010, and was 71.9 basis points for the nine months ended September 30, 2011, compared to 78.4 basis points for the nine months ended September 30, 2010. Charge-offs, net of recoveries, associated with the single-family loans declined to $3.2 billion in the third quarter of 2011, from $3.9 billion for the third quarter of 2010. Charge-offs, net of recoveries, were $9.3 billion and $10.5 billion in the nine months ended September 30, 2011 and 2010, respectively. Our net charge-offs in the three and nine months ended September 30, 2011 remained elevated, but reflect suppression of activity due to delays in the foreclosure process. We believe that the level of our charge-offs will continue to remain high in the remainder of 2011 and may increase in 2012 due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues and because market conditions, such as home prices and the rate of home sales, continue to remain weak. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

30	Freddie Mac

Multifamily

Table 15 presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in millions)

Segment Earnings:
Net interest income	$314	$290	$897	$806
(Provision) benefit for credit losses	37	(19)	110	(167)
Non-interest income (loss):
Management and guarantee income	32	25	90	74
Net impairment of available-for-sale securities	(27)	(5)	(344)	(77)
Derivative gains (losses)	(1)	1	3	5
Other non-interest income (loss)	(83)	185	215	348

Total non-interest income (loss)	(79)	206	(36)	350

Non-interest expense:
Administrative expenses	(57)	(54)	(163)	(159)
REO operations income (expense)	5	—	13	(4)
Other non-interest expense	(15)	(17)	(56)	(53)

Total non-interest expense	(67)	(71)	(206)	(216)

Segment Earnings before income tax benefit	205	406	765	773
Income tax benefit (expense)	—	(25)	(1)	(24)

Segment Earnings, net of taxes, including noncontrolling interest	205	381	764	749
Less: Net (income) loss — noncontrolling interest	—	—	—	3

Segment Earnings, net of taxes	205	381	764	752
Total other comprehensive income (loss), net of taxes	(1,301)	629	46	2,989

Total comprehensive income (loss)	$(1,096)	$1,010	$810	$3,741

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$82,128	$83,232	$83,875	$82,932
Average balance of Multifamily guarantee portfolio	$31,283	$22,428	$28,566	$21,206
Average balance of Multifamily investment securities portfolio	$60,868	$60,988	$61,873	$61,835
Liquidation rate — Multifamily loan portfolio (annualized)	12.4%	5.7%	9.2%	4.3%
Growth rate (annualized)(2)	5.8%	5.4%	4.7%	6.3%
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.87%	0.80%	0.82%	0.74%
Average Management and guarantee fee rate, in bps (annualized)(3)	41.5	50.0	43.5	50.7
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.77%	0.86%	0.77%	0.86%
Non-credit-enhanced loans, at period end	0.18%	0.18%	0.18%	0.18%
Total Delinquency rate, at period end	0.33%	0.31%	0.33%	0.31%
Allowance for loan losses and reserve for guarantee losses, at period end	$656	$931	$656	$931
Allowance for loan losses and reserve for guarantee losses, in bps	57.6	87.8	57.6	87.8
Credit losses, in bps (annualized)(4)	4.0	9.0	5.3	9.2

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 15: SEGMENT REPORTING — Table 15.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Based on the aggregate UPB of the Multifamily loan and guarantee portfolios.
(3)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(4)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees. Credit losses are equal to charge-offs, plus REO operations income (expense).

Our purchase and guarantee of multifamily loans increased by approximately 46%, to $12.4 billion for the nine months ended September 30, 2011, compared to $8.5 billion during the same period in 2010. We completed Other Guarantee Transactions securitizing $10.1 billion and $5.2 billion in UPB of multifamily loans in the nine months ended September 30, 2011 and 2010, respectively. The UPB of the total multifamily portfolio increased to $174.5 billion at September 30, 2011 from $169.5 billion at December 31, 2010, primarily due to increased issuance of Other Guarantee Transactions, partially offset by maturities and other repayments of multifamily held-for-investment mortgage loans.

During the third quarter of 2011, Multifamily Segment Earnings were negatively impacted by the widening of OAS levels on multifamily investments, which we believe was primarily due to increased global economic uncertainty. Although widening of OAS levels was largely offset by a decline in interest rates during the quarter, the financial impact associated with the decline in interest rates is included in Segment Earnings of the Investments segment, while the non-interest rate component of the change in fair value is recognized in the Multifamily segment.

31	Freddie Mac

Segment Earnings for our Multifamily segment decreased to $205 million for the third quarter of 2011 from $381 million for the third quarter of 2010 primarily due to lower other non-interest income, partially offset by recognition of benefit for credit losses and higher net interest income in the third quarter of 2011. Segment Earnings for our Multifamily segment slightly increased to $764 million for the nine months ended September 30, 2011, compared to $752 million for the nine months ended September 30, 2010, primarily due to improvement of provision (benefit) for credit losses, which was substantially offset by higher security impairments on CMBS in the 2011 period. We currently expect to generate positive Segment Earnings in the Multifamily segment in the remainder of 2011 and 2012.

Our total comprehensive income (loss) for our Multifamily segment was $(1.1) billion and $0.8 billion for the three and nine months ended September 30, 2011, respectively, consisting of: (a) Segment Earnings of $0.2 billion and $0.8 billion, respectively; and (b) $(1.3) billion and $46 million, respectively, of total other comprehensive income (loss), which was mainly attributable to widening OAS levels on available-for-sale CMBS. Our total comprehensive income for our Multifamily segment was $1.0 billion and $3.7 billion for the three and nine months ended September 30, 2010, respectively, consisting of: (a) Segment Earnings of $0.4 billion and $0.7 billion, respectively; and (b) $0.6 billion and $3.0 billion, respectively, of total other comprehensive income, primarily resulting from improved fair values resulting from tightening of OAS levels on available-for-sale CMBS.

Segment Earnings net interest income increased to $314 million in the third quarter of 2011 from $290 million in the third quarter of 2010, and was $897 million and $806 million in the nine months ended September 30, 2011 and 2010, respectively. These increases were primarily attributable to higher interest income relative to allocated funding costs in the 2011 periods.

Within Segment Earnings non-interest income (loss), we recognized higher security impairments on CMBS that were partially offset by higher gains on sale of mortgage loans during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. CMBS impairments during the nine months ended September 30, 2011 and 2010 totaled $344 million and $77 million, respectively, representing an increase of $267 million. We recognized $302 million in gains on sales of $10.1 billion in UPB of multifamily loans during the nine months ended September 30, 2011, compared to $244 million of gains on sales of $5.4 billion in UPB of multifamily loans during the nine months ended September 30, 2010. Gains on sales of multifamily loans in the multifamily segment are presented net of changes in fair value due to changes in interest rates.

The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. However, the broader economy continues to be challenged by persistently high unemployment, which has delayed a more comprehensive recovery of the multifamily housing market. Some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We expect our multifamily delinquency rate to remain relatively stable in the remainder of 2011. For further information on delinquencies, including geographical and other concentrations, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our Multifamily segment recognized a provision (benefit) for credit losses of $(37) million and $(110) million for the three and nine months ended September 30, 2011 compared to a provision for credit losses of $19 million and $167 million, for the three and nine months ended September 30, 2010, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $656 million and $828 million as of September 30, 2011 and December 31, 2010, respectively. The decline in our loan loss reserves in the nine months ended September 30, 2011 was driven by positive trends in vacancy rates and effective rents, as well as stabilizing or improved property values. For loans where we identified deteriorating collateral performance characteristics, such as estimated current LTV ratio and DSCRs, we evaluate each individual loan, using estimates of the property’s current value, to determine if a specific loan loss reserve is needed. Although we use the most recently available results of our multifamily borrowers to estimate a property’s current value, there may be a significant lag in reporting, which could be six months or more, as they prepare their results in the normal course of business.

The credit quality of the multifamily mortgage portfolio remains strong, as evidenced by low delinquency rates and credit losses, and we believe reflects prudent underwriting practices. The delinquency rate for loans in the multifamily mortgage portfolio was 0.33% and 0.26% as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, more than half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two or more monthly payments past due had credit enhancements that we currently believe will mitigate our expected losses on those loans. The multifamily delinquency rate of credit-enhanced loans as of September 30, 2011 and December 31, 2010, was 0.77% and 0.85%, respectively, while the delinquency rate for non-credit-enhanced loans

32	Freddie Mac

was 0.18% and 0.12%, respectively. See “RISK MANAGEMENT -Credit Risk -Mortgage Credit Risk - Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates, including factors that can positively impact such rates.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios declined from 9.0 basis points in the third quarter of 2010 to 4.0 basis points in the third quarter of 2011. Charge-offs, net of recoveries, associated with multifamily loans decreased to $16 million in the third quarter of 2011, compared to $23 million in the third quarter of 2010, and decreased to $57 million in the nine months ended September 30, 2011, compared to $68 million in the nine months ended September 30, 2010, due to a decline in loss severities in the 2011 periods.

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which are comprised primarily of restricted cash and cash equivalents at September 30, 2011. These short-term assets decreased by $11.7 billion from December 31, 2010 to September 30, 2011, primarily due to a relative decline in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $18.2 billion and $37.0 billion of cash and cash equivalents, $0 billion and $1.4 billion of federal funds sold, and $10.6 billion and $15.8 billion of securities purchased under agreements to resell at September 30, 2011 and December 31, 2010, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $37.7 billion and $33.2 billion of cash and cash equivalents and $12.9 billion and $21.0 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2011, respectively.

In the beginning of the third quarter of 2011, we made a temporary change in the composition of our portfolio of liquid assets to more cash and overnight investments given the market’s concerns about the potential for a downgrade in the credit ratings of the U.S. government and the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Investments in Securities

Table 16 provides detail regarding our investments in securities as of September 30, 2011 and December 31, 2010. Table 16 does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

33	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	September 30, 2011	December 31, 2010
	(in millions)

Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$84,021	$85,689
Subprime	28,888	33,861
CMBS	56,265	58,087
Option ARM	6,168	6,889
Alt-A and other	11,443	13,168
Fannie Mae	20,580	24,370
Obligations of states and political subdivisions	8,132	9,377
Manufactured housing	816	897
Ginnie Mae	271	296

Total available-for-sale mortgage-related securities	216,584	232,634

Total investments in available-for-sale securities	216,584	232,634

Trading:
Mortgage-related securities:
Freddie Mac(1)	16,588	13,437
Fannie Mae	17,603	18,726
Ginnie Mae	161	172
Other	78	31

Total trading mortgage-related securities	34,430	32,366

Non-mortgage-related securities:
Asset-backed securities	276	44
Treasury bills	1,000	17,289
Treasury notes	17,159	10,122
FDIC-guaranteed corporate medium-term notes	2,433	441

Total trading non-mortgage-related securities	20,868	27,896

Total investments in trading securities	55,298	60,262

Total investments in securities	$271,882	$292,896

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us. We held investments in non-mortgage-related securities classified as trading of $20.9 billion and $27.9 billion as of September 30, 2011 and December 31, 2010, respectively. While balances may fluctuate from period to period, we continue to meet required liquidity and contingency levels.

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

Table 17 provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. Table 17 does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

34	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$76,432	$9,086	$85,518	$79,955	$8,118	$88,073
Multifamily	1,009	1,804	2,813	339	1,756	2,095

Total Freddie Mac mortgage-related securities	77,441	10,890	88,331	80,294	9,874	90,168

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	19,380	15,666	35,046	21,238	18,139	39,377
Multifamily	62	77	139	228	88	316
Ginnie Mae:
Single-family	264	106	370	296	117	413
Multifamily	27	—	27	27	—	27

Total agency securities	19,733	15,849	35,582	21,789	18,344	40,133

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	341	49,857	50,198	363	53,855	54,218
Option ARM	—	14,351	14,351	—	15,646	15,646
Alt-A and other	2,190	15,065	17,255	2,405	16,438	18,843
CMBS	20,228	35,379	55,607	21,401	37,327	58,728
Obligations of states and political subdivisions(5)	8,131	23	8,154	9,851	26	9,877
Manufactured housing	854	134	988	930	150	1,080

Total non-agency mortgage-related securities(6)	31,744	114,809	146,553	34,950	123,442	158,392

Total UPB of mortgage-related securities	$128,918	$141,548	270,466	$137,033	$151,660	288,693

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(11,908)			(11,839)
Net unrealized (losses) on mortgage-related securities, pre-tax			(7,544)			(11,854)

Total carrying value of mortgage-related securities			$251,014			$265,000

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 38% and 50% of these securities held at September 30, 2011 and December 31, 2010, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% and 23% of total non-agency mortgage-related securities held at September 30, 2011 and December 31, 2010, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $288.7 billion at December 31, 2010 to $270.5 billion at September 30, 2011 primarily as a result of liquidations exceeding our purchase activity during the nine months ended September 30, 2011.

Table 18 summarizes our mortgage-related securities purchase activity for the three and nine months ended September 30, 2011 and 2010. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

35	Freddie Mac

Table 18 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$1	$40	$73	$53
Non-agency mortgage-related securities purchased for Other Guarantee Transactions(2)	2,088	969	8,600	8,653

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	2,089	1,009	8,673	8,706

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	1,550	—	4,750	—
Variable-rate	927	209	1,155	373

Total agency securities	2,477	209	5,905	373

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	—	—	14	—
Variable-rate	6	40	52	40

Total non-agency mortgage-related securities	6	40	66	40

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	2,483	249	5,971	413

Total non-Freddie Mac mortgage-related securities purchased	$4,572	$1,258	$14,644	$9,119

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$23,607	$17,344	$84,590	$23,389
Variable-rate	587	79	3,591	282
Multifamily:
Fixed-rate	125	31	176	216
Variable-rate	52	—	117	41

Total Freddie Mac mortgage-related securities purchased	$24,371	$17,454	$88,474	$23,928

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases for the nine months ended September 30, 2010 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS” in our 2010 Annual Report for further information on this component of the HFA Initiative.

During the three and nine months ended September 30, 2011, we engaged in mortgage-related security transactions in which we entered into an agreement to purchase and subsequently resell (or sell and subsequently repurchase) agency securities. We engaged in these transactions primarily to support the market and pricing of our PC securities. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of income and comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. The increase in our purchases of agency securities in the three and nine months ended September 30, 2011, reflected in Table 18 is attributed primarily to these transactions.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At September 30, 2011, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $20.8 billion, compared to $23.1 billion at December 31, 2010. The improvement in unrealized losses was primarily due to the impact of a decline in interest rates, resulting in fair value gains on our agency and CMBS securities, partially offset by the impact of widening OAS levels on our CMBS and other non-agency mortgage-related securities. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. We believe the unrealized losses related to these securities at September 30, 2011 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

36	Freddie Mac

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

Table 19 —	Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(dollars in millions)

UPB:
Subprime first lien(2)	$49,794	$51,070	$52,403	$53,756	$55,250
Option ARM	14,351	14,778	15,232	15,646	16,104
Alt-A(3)	14,643	15,059	15,487	15,917	16,406
Gross unrealized losses, pre-tax:(4)
Subprime first lien(2)	$14,132	$13,764	$12,481	$14,026	$16,446
Option ARM	3,216	3,099	3,170	3,853	4,815
Alt-A(3)	2,468	2,171	1,941	2,096	2,542
Present value of expected future credit losses:(5)
Subprime first lien(2)	$5,414	$6,487	$6,612	$5,937	$4,364
Option ARM	4,434	4,767	4,993	4,850	4,208
Alt-A(3)	2,204	2,310	2,401	2,469	2,101
Collateral delinquency rate:(6)
Subprime first lien(2)	42%	42%	44%	45%	45%
Option ARM	44	44	44	44	44
Alt-A(3)	25	26	26	27	26
Average credit enhancement:(7)
Subprime first lien(2)	22%	23%	24%	25%	25%
Option ARM	8	10	11	12	12
Alt-A(3)	7	8	8	9	9
Cumulative collateral loss:(8)
Subprime first lien(2)	21%	20%	19%	18%	17%
Option ARM	16	15	14	13	11
Alt-A(3)	8	7	7	6	6

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed by subprime second liens. We held $404 million of UPB of these securities at September 30, 2011.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.

37	Freddie Mac

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(in millions)

Net impairment of available-for-sale securities recognized in earnings:
Subprime — first and second liens	$31	$70	$734	$1,207	$213
Option ARM	19	65	281	668	577
Alt-A and other	80	32	40	372	296
Principal repayments and cash shortfalls:(2)
Subprime — first and second liens:
Principal repayments	$1,287	$1,341	$1,361	$1,512	$1,685
Principal cash shortfalls	6	10	14	6	8
Option ARM:
Principal repayments	$318	$331	$315	$347	$377
Principal cash shortfalls	109	123	100	111	122
Alt-A and other:
Principal repayments	$425	$464	$452	$537	$582
Principal cash shortfalls	81	84	81	62	56

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

As discussed below, we recognized impairment in earnings on our holdings of such securities during the three and nine months ended September 30, 2011 and 2010. See “Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our portfolio of non-agency mortgage-related securities decreased to $12.9 billion at September 30, 2011 from $14.4 billion at June 30, 2011. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decline in the present value of expected future credit losses was primarily due to the impact of a decline in interest rates resulting in a benefit from expected structural credit enhancements on the securities.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.3 billion on impaired non-agency mortgage-related securities, of which $202 million and $630 million related to the three and nine months ended September 30, 2011. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

The investments in non-agency mortgage-related securities we hold backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. It is difficult to estimate the point at which structural credit enhancements will be exhausted and we will incur actual losses. During the three and nine months ended September 30, 2011, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

38	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

Table 21 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments for the three months ended September 30, 2011 and 2010.

Table 21 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended September 30,
	2011		2010
		Net Impairment of		Net Impairment of
		Available-For-Sale		Available-For-Sale
		Securities Recognized		Securities Recognized
	UPB	in Earnings	UPB	in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$1,431	$29	$12,847	$204
Other years — first and second liens(1)	77	2	496	9

Total subprime — first and second liens	1,508	31	13,343	213

Option ARM:
2006 & 2007	1,446	15	10,721	526
Other years	555	4	1,509	51

Total option ARM	2,001	19	12,230	577

Alt-A:
2006 & 2007	1,311	29	4,971	227
Other years	1,212	10	2,607	59

Total Alt-A	2,523	39	7,578	286

Other loans	1,202	41	841	10

Total subprime, option ARM, Alt-A and other loans	7,234	130	33,992	1,086
CMBS	788	27	312	6
Manufactured housing	245	4	460	8

Total available-for-sale mortgage-related securities	$8,267	$161	$34,764	$1,100

(1)	Includes all second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $161 million and $1.7 billion during the three and nine months ended September 30, 2011, respectively, compared to $1.1 billion and $2.0 billion during the three and nine months ended September 30, 2010, as our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. These impairments include $130 million and $1.4 billion of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and nine months ended September 30, 2011, respectively, compared to $1.1 billion and $1.9 billion during the three and nine months ended September 30, 2010. In addition, during the three and nine months ended September 30, 2011, these impairments include recognition of the fair value declines related to certain investments in CMBS of $27 million and $181 million, respectively, as an impairment charge in earnings, as we have the intent to sell these securities. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at September 30, 2011. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2011 and have recorded these fair value losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors negatively impacting the performance of our investments in non-agency mortgage-related securities include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence during the three and nine months ended September 30, 2011 and 2010. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California and Florida. Loans in these states undergoing economic stress are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

39	Freddie Mac

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the three and nine months ended September 30, 2011 and 2010. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Foreclosure processing suspensions can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the extent of the housing and economic downturn, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls. For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — We have incurred and will continue to incur expenses and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” in our 2010 Annual Report.

For information regarding our efforts to mitigate losses on our investments in non-agency mortgage-related securities, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk.”

Ratings of Non-Agency Mortgage-Related Securities

Table 22 shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at September 30, 2011 based on their ratings as of September 30, 2011, as well as those held at December 31, 2010 based on their ratings as of December 31, 2010 using the lowest rating available for each security.

40	Freddie Mac

Table 22 —	Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Bond
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of September 30, 2011	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$1,099	2%	$1,099	$(127)	$23
Other investment grade	2,773	6	2,773	(429)	387
Below investment grade(2)	46,326	92	39,103	(13,583)	1,680

Total	$50,198	100%	$42,975	$(14,139)	$2,090

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	89	1	89	(10)	89
Below investment grade(2)	14,262	99	9,277	(3,206)	42

Total	$14,351	100%	$9,366	$(3,216)	$131

Alt-A and other loans:
AAA-rated	$366	2%	$364	$(19)	$6
Other investment grade	2,303	13	2,327	(357)	323
Below investment grade(2)	14,586	85	11,386	(2,299)	2,204

Total	$17,255	100%	$14,077	$(2,675)	$2,533

CMBS:
AAA-rated	$25,995	47%	$26,041	$—	$42
Other investment grade	26,202	47	26,168	(388)	1,651
Below investment grade(2)	3,410	6	2,918	(147)	1,699

Total	$55,607	100%	$55,127	$(535)	$3,392

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$27,460	20%	$27,504	$(146)	$71
Other investment grade	31,367	23	31,357	(1,184)	2,450
Below investment grade(2)	78,584	57	62,684	(19,235)	5,625

Total	$137,411	100%	$121,545	$(20,565)	$8,146

Total investments in mortgage-related securities	$270,466
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

Credit Ratings as of December 31, 2010

Subprime loans:
AAA-rated	$2,085	4%	$2,085	$(199)	$31
Other investment grade	3,407	6	3,408	(436)	449
Below investment grade(2)	48,726	90	42,423	(13,421)	1,789

Total	$54,218	100%	$47,916	$(14,056)	$2,269

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	139	1	140	(18)	129
Below investment grade(2)	15,507	99	10,586	(3,835)	50

Total	$15,646	100%	$10,726	$(3,853)	$179

Alt-A and other loans:
AAA-rated	$1,293	7%	$1,301	$(87)	$7
Other investment grade	2,761	15	2,765	(362)	368
Below investment grade(2)	14,789	78	11,498	(2,002)	2,443

Total	$18,843	100%	$15,564	$(2,451)	$2,818

CMBS:
AAA-rated	$28,007	48%	$28,071	$(52)	$42
Other investment grade	26,777	45	26,740	(676)	1,655
Below investment grade(2)	3,944	7	3,653	(1,191)	1,704

Total	$58,728	100%	$58,464	$(1,919)	$3,401

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$31,385	21%	$31,457	$(338)	$80
Other investment grade	33,084	23	33,053	(1,492)	2,601
Below investment grade(2)	82,966	56	68,160	(20,449)	5,986

Total	$147,435	100%	$132,670	$(22,279)	$8,667

Total investments in mortgage-related securities	$288,693
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB– and certain securities that are no longer rated.

41	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheet declined to $1,853 billion as of September 30, 2011 from $1,885 billion as of December 31, 2010. This reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity in 2011, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market. Our single-family loan purchase and guarantee activity in the nine months ended September 30, 2011 was at the lowest level we have experienced in the last several years. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans on our consolidated balance sheets.

The UPB of unsecuritized single-family mortgage loans increased by $12.5 billion, to $161.4 billion at September 30, 2011 from $148.9 billion at December 31, 2010, primarily due to our continued purchases of seriously delinquent and modified loans from the mortgage pools underlying our PCs. Based on the amount of the recorded investment of these loans, approximately $73.1 billion, or 4.1%, of the single-family mortgage loans on our consolidated balance sheet as of September 30, 2011 were seriously delinquent, as compared to $84.2 billion, or 4.7%, as of December 31, 2010. This decline was primarily due to modifications, foreclosure transfers, and short sale activity. The majority of these seriously delinquent loans are unsecuritized, and were purchased by us from our PC trusts. As guarantor, we have the right to purchase mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our purchases of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $81.6 billion at September 30, 2011 and $85.9 billion at December 31, 2010. Our multifamily loan activity in the three and nine months ended September 30, 2011 primarily consisted of purchases of loans intended for securitization and subsequently sold through Other Guarantee Transactions. We expect to continue to purchase and subsequently securitize multifamily loans, which supports liquidity for the multifamily market and affordability for multifamily rental housing, as our primary multifamily business strategy.

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

42	Freddie Mac

Table 23 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	UPB		UPB		UPB		UPB
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$42,743	56%	$62,573	65%	$145,986	60%	$181,848	68%
20-year amortizing fixed-rate	3,880	5	6,316	6	13,910	6	13,545	5
15-year amortizing fixed-rate	16,385	22	18,990	20	51,496	21	48,841	18
Adjustable-rate(2)	8,150	11	4,544	5	20,016	8	10,327	4
Interest-only(3)	—	—	89	< 1	—	—	909	1
FHA/VA and other governmental	121	<1	177	< 1	325	<1	3,309	1

Total single-family(4)	71,279	94	92,689	96	231,733	95	258,779	97

Multifamily	4,888	6	3,435	4	12,449	5	8,502	3

Total mortgage loan purchases and other guarantee commitment activity(5)	$76,167	100%	$96,124	100%	$244,182	100%	$267,281	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(6)	10%		8%		8%		10%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes seriously delinquent loans and balloon/reset mortgages purchased out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (5) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the nine months ended September 30, 2011 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Includes $20.1 billion and $16.7 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the nine months ended September 30, 2011 and 2010, respectively.
(5)	Includes issuances of other guarantee commitments on single-family loans of $3.9 billion and $3.1 billion and issuances of other guarantee commitments on multifamily loans of $0.5 billion and $1.2 billion during the nine months ended September 30, 2011 and 2010, respectively, which include our unsecuritized guarantees of HFA bonds under the TCLFP in 2010.
(6)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

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

Table 24 shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions as of September 30, 2011. A positive fair value in Table 24 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

43	Freddie Mac

Table 24 — Derivative Fair Values and Maturities

	September 30, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$200,465	$10,986	$24	$537	$1,999	$8,426
Weighted average fixed rate(4)			0.90%	1.07%	2.24%	3.26%
Forward-starting swaps(5)	20,203	2,039	—	—	—	2,039
Weighted average fixed rate(4)			—	0.60%	0.84%	3.53%

Total receive-fixed	220,668	13,025	24	537	1,999	10,465

Basis (floating to floating)	2,725	(3)	—	(5)	2	—
Pay-fixed:
Swaps	279,437	(33,716)	(93)	(1,221)	(6,686)	(25,716)
Weighted average fixed rate(4)			2.00%	2.07%	3.32%	3.99%
Forward-starting swaps(5)	14,246	(3,204)	—	—	—	(3,204)
Weighted average fixed rate(4)			—	—	—	5.29%

Total pay-fixed	293,683	(36,920)	(93)	(1,221)	(6,686)	(28,920)

Total interest-rate swaps	517,076	(23,898)	(69)	(689)	(4,685)	(18,455)

Option-based:
Call swaptions
Purchased	89,875	14,387	6,621	4,183	832	2,751
Written	26,525	(2,763)	(188)	(2,340)	(235)	—
Put swaptions
Purchased	68,175	725	16	90	203	416
Written	—	—	—	—	—	—
Other option-based derivatives(6)	50,958	2,116	(7)	—	—	2,123

Total option-based	235,533	14,465	6,442	1,933	800	5,290

Futures	72,262	—	—	—	—	—
Foreign-currency swaps	1,779	154	54	100	—	—
Commitments(7)	39,429	(107)	(107)	—	—	—
Swap guarantee derivatives	3,722	(36)	—	(1)	(1)	(34)

Subtotal	869,801	(9,422)	$6,320	$1,343	$(3,886)	$(13,199)

Credit derivatives	10,988	(5)

Subtotal	880,789	(9,427)
Derivative interest receivable (payable), net		(1,341)
Trade/settle receivable (payable), net		6
Derivative cash collateral (held) posted, net		10,728

Total	$880,789	$(34)

(1)	Fair value is categorized based on the period from September 30, 2011 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

At September 30, 2011, the net fair value of our total derivative portfolio was $(34) million, as compared to $(1.1) billion at December 31, 2010. During the nine months ended September 30, 2011, the fair value of our total derivative portfolio increased primarily due to additional cash collateral we posted to our counterparties during this period, partially offset by the impact of declines in interest rates. See “NOTE 11: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at September 30, 2011 and December 31, 2010, as well as derivative collateral posted and held.

44	Freddie Mac

Table 25 summarizes the changes in derivative fair values.

Table 25 — Changes in Derivative Fair Values

	Nine Months Ended
	September 30,(1)
	2011	2010
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(6,560)	$(2,267)
Net change in:
Commitments(2)	(87)	(16)
Credit derivatives	(12)	(5)
Swap guarantee derivatives	—	(3)
Other derivatives:(3)
Changes in fair value	(3,778)	(6,217)
Fair value of new contracts entered into during the period(4)	604	(1)
Contracts realized or otherwise settled during the period	406	(1,845)

Ending balance, at September 30 — Net asset (liability)	$(9,427)	$(10,354)

(1)	Refer to “Table 24 — Derivative Fair Values and Maturities” for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of September 30, 2011. At September 30, 2010, fair value in this table excludes derivative interest receivable or (payable), net of $(1.1) billion, trade/settle receivable or (payable), net of $3 million, and derivative cash collateral posted, net of $10.5 billion.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $5.6 billion at September 30, 2011 from $7.1 billion at December 31, 2010. In recent periods, the volume of our single-family REO acquisitions has been less than it otherwise would have been due to delays caused by concerns about the foreclosure process. These delays in foreclosures continued in the nine months ended September 30 2011, particularly in states that require a judicial foreclosure process. We expect these delays in the foreclosure process will likely continue into 2012. However, we expect our REO inventory to remain at elevated levels, as we have a large inventory of significantly delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during the next few quarters as our servicers work through their foreclosure-related issues. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting REO inventory could have a negative impact on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in all subsequent quarters, including in the third quarter of 2011. Our valuation allowance increased by $2.4 billion during the nine months ended September 30, 2011 to $35.8 billion, primarily attributable to an increase in temporary differences during the period. As of September 30, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.9 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

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

45	Freddie Mac

issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice was December 12, 2011, and is now proposed for continuance to November 5, 2012. We believe appropriate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 13: INCOME TAXES.”

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets decreased to $10.6 billion as of September 30, 2011 from $10.9 billion as of December 31, 2010 primarily because of a decrease in other receivables. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

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

46	Freddie Mac

Table 26 presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type based on the UPB of the securities.

Table 26 — Freddie Mac Mortgage-Related Securities(1)(2)

	September 30, 2011			December 31, 2010
	Issued by	Issued by		Issued by	Issued by
	Consolidated	Non-Consolidated		Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Trusts	Trusts	Total
	(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,166,874	$—	$1,166,874	$1,213,448	$—	$1,213,448
20-year amortizing fixed-rate	67,817	—	67,817	65,210	—	65,210
15-year amortizing fixed-rate	252,011	—	252,011	248,702	—	248,702
Adjustable-rate(3)	67,921	—	67,921	61,269	—	61,269
Interest-only(4)	63,011	—	63,011	79,835	—	79,835
FHA/VA and other governmental	3,394	—	3,394	3,369	—	3,369

Total single-family	1,621,028	—	1,621,028	1,671,833	—	1,671,833

Multifamily	—	4,582	4,582	—	4,603	4,603

Total single-family and multifamily	1,621,028	4,582	1,625,610	1,671,833	4,603	1,676,436

Other Guarantee Transactions:
HFA bonds:(5)
Single-family	—	6,135	6,135	—	6,168	6,168
Multifamily	—	1,084	1,084	—	1,173	1,173

Total HFA bonds	—	7,219	7,219	—	7,341	7,341
Other:
Single-family(6)	13,530	3,932	17,462	15,806	4,243	20,049
Multifamily	—	16,734	16,734	—	8,235	8,235

Total Other Guarantee Transactions	13,530	20,666	34,196	15,806	12,478	28,284

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(7)	—	817	817	—	857	857

Total Freddie Mac Mortgage-Related Securities	$1,634,558	$33,284	$1,667,842	$1,687,639	$25,279	$1,712,918
Less: Repurchased Freddie Mac Mortgage- Related Securities(8)	(163,583)			(170,638)

Total UPB of debt securities of consolidated trusts held by third parties	$1,470,975			$1,517,001

(1)	Based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes other guarantee commitments for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria.
(3)	Includes $1.2 billion and $1.3 billion in UPB of option ARM mortgage loans as of September 30, 2011 and December 31, 2010, respectively. See endnote (6) for additional information on option ARM loans that back our Other Guarantee Transactions.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by non-agency mortgage-related securities that include prime, FHA/VA and subprime mortgage loans and also include $7.6 billion and $8.4 billion in UPB of securities backed by option ARM mortgage loans at September 30, 2011 and December 31, 2010, respectively.
(7)	Backed by FHA/VA loans.
(8)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 92% at both September 30, 2011 and December 31, 2010. The majority of newly issued Freddie Mac single-family mortgage-related securities during the nine months ended September 30, 2011 were backed by refinance mortgages. During the nine months ended September 30, 2011, the UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 4.2%, on an annualized basis, as the volume of our new issuances has been less than the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $16.7 billion as of September 30, 2011 from $8.2 billion as of December 31, 2010, due to increased multifamily loan securitization activity.

47	Freddie Mac

Table 27 presents issuances and extinguishments of debt securities of our consolidated trusts held by third parties during the three and nine months ended September 30, 2011 and 2010.

Table 27 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,484,416	$1,536,949	$1,517,001	$1,564,093
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	37,821	61,099	136,129	183,126
20-year amortizing fixed-rate	3,600	6,882	12,990	13,761
15-year amortizing fixed-rate	17,252	18,944	52,766	46,321
Adjustable-rate	8,179	4,333	20,041	9,938
Interest-only	—	88	152	845
FHA/VA	—	—	160	1,075
Debt securities of consolidated trusts retained by us at issuance	(100)	(5,225)	(6,758)	(8,016)

Net issuances of debt securities of consolidated trusts	66,752	86,121	215,480	247,050
Reissuances of debt securities of consolidated trusts previously held by us(2)	16,765	20,323	53,318	36,683

Total issuances to third parties of debt securities of consolidated trusts	83,517	106,444	268,798	283,733
Extinguishments, net(3)	(96,958)	(110,328)	(314,824)	(314,761)

Ending balance of debt securities of consolidated trusts held by third parties	$1,470,975	$1,533,065	$1,470,975	$1,533,065

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of September 30, 2011 and 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities decreased to $6.9 billion as of September 30, 2011 from $8.1 billion as of December 31, 2010 primarily because of a decrease in servicer advanced interest liabilities due to a decrease in seriously delinquent loans and a decrease in accounts payable and accrued expenses during the nine months ended September 30, 2011. See “NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

Table 28 presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 28 — Changes in Total Equity (Deficit)

						Nine Months
	Three Months Ended					Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010	9/30/2011
	(in millions)

Beginning balance	$(1,478)	$1,237	$(401)	$(58)	$(1,738)	$(401)
Net income (loss)	(4,422)	(2,139)	676	(113)	(2,511)	(5,885)
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(80)	903	1,941	1,097	3,781	2,764
Changes in unrealized gains (losses) related to cash flow hedge relationships	124	135	132	153	164	391
Changes in defined benefit plans	2	1	(9)	19	2	(6)

Total comprehensive income (loss)	(4,376)	(1,100)	2,740	1,156	1,436	(2,736)
Capital draw funded by Treasury	1,479	—	500	100	1,800	1,979
Senior preferred stock dividends declared	(1,618)	(1,617)	(1,605)	(1,603)	(1,561)	(4,840)
Other	2	2	3	4	5	7

Total equity (deficit)/Net worth	$(5,991)	$(1,478)	$1,237	$(401)	$(58)	$(5,991)

Aggregate draws under the Purchase Agreement(1)	$65,179	$63,700	$63,700	$63,200	$63,100	$65,179
Aggregate senior preferred stock dividends paid to Treasury in cash	$14,866	$13,248	$11,631	$10,026	$8,423	$14,866
Percentage of dividends paid to Treasury in cash to aggregate draws	23%	21%	18%	16%	13%	23%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

Net unrealized losses in AOCI on our available-for-sale securities increased by $80 million during the three months ended September 30, 2011, primarily due to the impact of widening OAS levels on our non-agency mortgage-related

48	Freddie Mac

securities, partially offset by the impact of a decline in interest rates on our agency securities and CMBS. Net unrealized losses in AOCI on our available-for-sale securities decreased by $2.8 billion during the nine months ended September 30, 2011, primarily due to the impact of a decline in interest rates, resulting in fair value gains on our agency and CMBS securities, partially offset by the impact of widening OAS levels on our CMBS and other non-agency mortgage-related securities. Additionally, net unrealized losses recorded in AOCI decreased due to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our closed cash flow hedge relationships decreased by $124 million and $391 million during the three and nine months ended September 30, 2011, respectively, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in our 2010 Annual Report, our Quarterly Reports on Form 10-Q for the first and second quarters of 2011, and in this Form 10-Q for additional information regarding these and other risks.

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

Institutional Credit Risk

In recent periods, challenging market conditions have adversely affected the liquidity and financial condition of our counterparties. The concentration of our exposure to our counterparties increased in recent periods due to industry consolidation and counterparty failures.

Our exposure to single-family mortgage seller/servicers remained high during the nine months ended September 30, 2011 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We rely on our single-family seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a prudent and timely manner.

The financial condition of certain of our mortgage insurers continued to deteriorate during the third quarter of 2011. In addition, our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

We continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

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

49	Freddie Mac

Countrywide Financial Corporation and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

On June 29, 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve all outstanding and potential claims related to alleged breaches of representations and warranties (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 530 Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions, including the receipt of a private letter ruling from the IRS. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained.

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

The Bank of New York Mellon, as trustee, filed the settlement in state court in New York and planned to seek approval at a hearing, which approval would bind all investors in the related trusts. The court directed that any objections to the settlement be filed no later than August 30, 2011. On August 30, 2011, FHFA announced that, in its capacity as conservator, it had filed an appearance and conditional objection regarding the settlement, in order to obtain any additional pertinent information developed in the matter. In the announcement, FHFA, as conservator, stated that it is aware of no basis upon which it would raise a substantive objection to the settlement at this time, but that it believes it prudent not only to receive additional information as it continues its due diligence of the settlement, but also to reserve its capability to voice a substantive objection in the unlikely event that necessity should arise.

On August 26, 2011, the case was removed to Federal court. The trustee filed a motion to remand the case back to state court. On October 19, 2011, the Federal court denied the trustee’s motion to remand. The trustee has the right to appeal this decision; there is no assurance that the trustee would be successful on any such appeal.

On September 2, 2011, FHFA announced that it, as conservator for Freddie Mac and Fannie Mae, has filed lawsuits against 17 financial institutions and related defendants alleging violations of federal securities laws and common law in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. FHFA, as conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the three and nine months ended September 30, 2011 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 84% of our single-family purchase volume during the nine months ended September 30, 2011. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and Bank of America, N.A. accounted for 27%, 14%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume for the nine months ended September 30, 2011.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies

50	Freddie Mac

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

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. The UPB of loans subject to repurchase requests issued to our single-family seller/servicers declined to approximately $2.7 billion as of September 30, 2011 from $3.8 billion as of December 31, 2010, primarily because resolved requests of $8.4 billion exceeded our issuance of $7.3 billion of new requests for the nine months ended September 30, 2011. As measured by UPB, approximately 40% and 34% of the repurchase requests outstanding at September 30, 2011 and December 31, 2010, respectively, were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers. These requests may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests to also be less than the UPB of the loans. As of September 30, 2011, a significant portion of the repurchase requests outstanding more than four months relates to requests made because the mortgage insurer rescinded the mortgage insurance on the loan or denied the mortgage insurance claim. Our actual credit losses could increase should the mortgage insurance coverage not be reinstated and we fail to collect on these repurchase requests.

During the nine months ended September 30, 2011, we recovered amounts that covered losses with respect to $3.5 billion of UPB of loans subject to our repurchase requests. At September 30, 2011 and December 31, 2010, four of our largest single-family seller/servicers collectively had approximately 43% and 32%, respectively, of their repurchase obligations outstanding for more than four months since issuance of our initial repurchase request, as measured by the UPB of loans associated with our repurchase requests. During 2010, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that earlier this year it had “suspended certain future repurchase agreements [with seller/servicers concerning their repurchase obligations] pending the outcome” of a review by Freddie Mac of its loan sampling methodology. We are in discussions with FHFA concerning our review of our sampling methodology. We cannot predict when this process will be completed or whether or when FHFA will terminate or revise its suspension.

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

As part of our expansion of HARP, we have agreed to waive certain future potential representation and warranties claims, which could be significant. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — Changes to the Home Affordable Refinance Program.”

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses as of September 30, 2011 and December 31, 2010; however, our actual recoveries may be different than our estimates.

51	Freddie Mac

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

With the approval of FHFA, as Conservator, we entered into a proposed settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement, which is discussed below, was filed with the Bankruptcy Court for the Middle District of Florida on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011, which became effective on August 10, 2011.

Under the terms of the settlement, we have been granted an unsecured claim in the TBW bankruptcy estate in the amount of $1.022 billion, largely representing our claims to past and future loan repurchase exposures. We estimate that this claim may result in a distribution to us of approximately $40-45 million, which is based on the plan of liquidation and disclosure statement filed with the court by TBW, indicating that general unsecured creditors are likely to receive a distribution of 3.3 to 4.4 cents on the dollar. The settlement provides that $6.3 million of this amount is to be paid to certain creditors of TBW. In addition, pursuant to the settlement, we have received net proceeds of $156 million through September 30, 2011 relating to various funds on deposit, net of amounts we were required to assign or pay to other parties. The settlement also allows for our sale of TBW-related mortgage servicing rights and provides a formula for determining the amount of the proceeds, if any, to be allocated to third parties that have asserted interests in those rights. During the third quarter of 2011, we recognized a $0.2 billion gain, primarily representing the difference between the amounts that we assigned, or paid, to TBW and their creditors and the liability previously recorded on our consolidated balance sheet.

At the time of settlement, we estimated our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been adjusted in our financial statements through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors, may file an action to recover certain funds paid to us prior to the TBW bankruptcy. However, no actions against Freddie Mac related to Ocala have been initiated in bankruptcy court or elsewhere to recover assets. Based on court filings and other information, we understand that Ocala or its creditors may attempt to assert fraudulent transfer and other possible claims totaling approximately $840 million against us related to funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts. We also understood that Ocala might attempt to make claims against us asserting ownership of a large number of loans that we purchased from TBW. The order approving the settlement provides that nothing in the settlement shall be construed to limit, waive or release Ocala’s claims against Freddie Mac, except for TBW’s claims and claims arising from the allocation of the loans discussed above to Freddie Mac.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of September 30,

52	Freddie Mac

2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 13%, and 13%, respectively, of our single-family mortgage loans, as of September 30, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

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

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loan workout efforts, including under the MHA Program and the recent servicing alignment initiative, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. During the nine months ended September 30, 2011, there have been several regulatory developments that have affected and will continue to significantly impact our single-family mortgage servicers. For more information on regulatory and other developments in mortgage servicing, and how these developments may impact our business, see “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

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

Multifamily Mortgage Seller/Servicers

As of September 30, 2011, our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 51% of our multifamily mortgage portfolio. For the nine months ended September 30, 2011, our top three multifamily sellers, CBRE Capital Markets, Inc., Berkadia Commercial Mortgage LLC, and NorthMarq Capital, LLC accounted for 21%, 11%, and 11%, respectively, of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 85% of our multifamily purchase volume for the nine months ended September 30, 2011.

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

Table 29 summarizes our exposure to mortgage insurers as of September 30, 2011. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. As of September 30, 2011, most of the coverage outstanding from mortgage insurance shown in Table 29 is attributed to primary policies rather than pool insurance policies.

53	Freddie Mac

Table 29 — Mortgage Insurance by Counterparty

			As of September 30, 2011
			Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$50.1	$29.8	$13.1
Radian Guaranty Inc	B+	Negative	37.1	11.9	10.6
Genworth Mortgage Insurance Corporation	BB−	Negative	31.7	0.9	8.1
United Guaranty Residential Insurance Co.	BBB	Stable	28.9	0.3	7.1
PMI Mortgage Insurance Co. (PMI)	R	N/A	25.7	1.4	6.5
Republic Mortgage Insurance Company (RMIC)	CC	Negative	21.1	2.1	5.3
Triad Guaranty Insurance Corp(4)	Not Rated	N/A	8.9	0.9	2.2
CMG Mortgage Insurance Co.	BBB	Negative	2.9	0.1	0.7
Essent Guaranty, Inc.	Not Rated	N/A	0.5	—	0.1

Total			$206.9	$47.4	$53.7

(1)	Except for RMIC, latest rating available as of October 21, 2011. RMIC’s credit rating and credit rating outlook reflect an S&P action on October 28, 2011. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $2.0 billion and $1.2 billion during the nine months ended September 30, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.1 billion and $1.5 billion as of September 30, 2011 and December 31, 2010, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 16% during the nine months ended September 30, 2011, primarily due to prepayments and other liquidation events. We did not purchase pool insurance on single-family loans during the nine months ended September 30, 2011. In recent periods, we also reached the maximum limit of recovery on certain of these policies.

Based on information we received from MGIC, we understand that MGIC may challenge our future claims under certain of their pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in Table 29. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.6 billion lower than the coverage outstanding amount set forth in Table 29. We expect this difference to increase but not to exceed approximately $0.7 billion.

The financial condition of certain of our mortgage insurers continued to deteriorate during the third quarter of 2011. In August 2011, we suspended PMI and its affiliates and RMIC and its affiliates as approved mortgage insurers, making loans insured by either company ineligible for sale to Freddie Mac. During the third quarter of 2011, RMIC announced that its waiver of state regulatory capital requirements expired, and it ceased writing new business. PMI, which had exceeded its risk to capital requirements, also ceased writing new business during the third quarter of 2011. PMI has been put under state supervision, and PMI’s state regulator has petitioned for judicial action to place PMI into receivership. PMI has announced that, effective October 24, 2011, it instituted a partial claim payment plan, under which claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. Given the difficulties in the mortgage insurance industry, we believe it is likely that other companies may also exceed their regulatory capital limit in the future. In the future, our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

As part of the estimate of our loan loss reserves, we evaluate the near term recovery from insurance policies for mortgage loans that we hold on our consolidated balance sheet as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments. Triad is continuing to pay claims 60% in cash and 40% in deferred payment obligations under orders of its state regulator. To date, the state regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so. If Triad does not pay its deferred payment obligations, we would lose a significant portion of the coverage provided by Triad shown in Table 29 above. In addition to Triad, RMIC, and PMI, we believe that certain mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as they emerge.

At least one of our largest servicers entered into arrangements with two of our mortgage insurance counterparties for settlement of future rescission activity for certain mortgage loans. Under such agreements, servicers pay and/or indemnify

54	Freddie Mac

mortgage insurers in exchange for the mortgage insurers agreeing not to issue mortgage insurance rescissions and /or denials of coverage related to origination defects on Freddie Mac-owned mortgages. For loans covered by these agreements, we may be at risk of additional loss to the extent we do not independently uncover loan defects and require lender repurchase for loans that otherwise would have resulted in mortgage insurance rescission. Additionally, this type of activity could result in negative financial impacts on our mortgage insurers’ ability to pay in some economic scenarios. In April 2011, we issued an industry letter to our servicers reminding them that they may not enter into these types of agreements without our consent. It is unclear how widespread this type of agreement between our servicers and mortgage insurers has become or how many loans it may impact. For more information, see “RISK FACTORS — We could incur increased credit losses if our seller/servicers enter into arrangements with mortgage insurers for settlement of future rescission activity and such agreements could potentially reduce the ability of mortgage insurers to pay claims to us.”

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

Table 30 presents our coverage amounts of bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses related to such a failure.

Table 30 — Bond Insurance by Counterparty

			September 30, 2011
		Credit Rating	Coverage	Percent of
Counterparty Name	Credit Rating(1)	Outlook(1)	Outstanding(2)	Total(2)
			(dollars in billions)

Ambac Assurance Corporation (Ambac)(3)	Not rated	N/A	$4.4	44%
Financial Guaranty Insurance Company (FGIC)(3)	Not rated	N/A	1.8	18
MBIA Insurance Corp.	B−	Negative	1.3	13
Assured Guaranty Municipal Corp.	AA−	Negative	1.1	12
National Public Finance Guarantee Corp.	BBB	Developing	1.2	12
Syncora Guarantee Inc.(3)	Not rated	N/A	0.1	1

Total			$9.9	100%

(1)	Latest ratings available as of October 21, 2011. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora Guarantee Inc. are currently operating under regulatory supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being issued. We expect to receive substantially less than full payment of our claims from FGIC and Ambac due to adverse developments concerning these companies, both of which are currently not paying any of their claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be further negatively impacted, which may result in further impairment losses to be recognized on our investments in securities. We considered our expectations regarding our bond insurers’ ability to meet their obligations, including those of Ambac and FGIC, in making our impairment determinations at September 30, 2011 and December 31, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of September 30, 2011 and December 31, 2010, there were $54.5 billion and $91.6 billion, respectively, of cash and other

55	Freddie Mac

non- mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. See “NOTE 17: CONCENTRATIONS OF CREDIT AND OTHER RISKS” for further information.

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. We are also an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures. Exchange-traded derivatives do not measurably increase our institutional credit risk to derivative counterparties because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled directly between us and the counterparty. When our net position with an OTC counterparty subject to a master netting agreement has a market value above zero at a given date (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), then the counterparty could potentially be obligated to deliver cash, securities, or a combination of both having that market value necessary to satisfy its net obligation to us under the derivatives (subject to a threshold).

The Dodd-Frank Act will require central clearing and trading on exchanges or comparable trading facilities of many types of derivatives. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, is in the process of determining the types of derivatives that must be subject to this requirement. See “LEGISLATIVE AND REGULATORY MATTERS — Dodd-Frank Act” for more information. We continue to work with the Chicago Mercantile Exchange and others to implement a central clearing platform for interest rate derivatives. We will be exposed to institutional credit risk with respect to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities in the future, to the extent we use them to clear and trade derivatives, and to the members of such clearing organizations that execute and submit our transactions for clearing.

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

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties had credit ratings of A+ or below as of October 21, 2011. For counterparties with credit ratings of A+ or below, we require them to post collateral if our net exposure to them on derivative contracts exceeds $1 million. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 due to industry consolidation and the failure of certain counterparties, and could further increase. Table 31 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain derivative agreements, the amount of collateral that we are required to post to derivative counterparties is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. As a result of S&P’s downgrade of Freddie Mac’s credit rating of long-term senior unsecured debt from AAA to AA+ on August 8, 2011, we posted additional collateral to certain derivative counterparties in accordance with the terms of the derivative agreements. At September 30, 2011, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS

56	Freddie Mac

ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 24 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2011, which includes both cash collateral held and posted by us, net.

Table 31 — Derivative Counterparty Credit Exposure

	As of September 30, 2011
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA	2	$46,947	$—	$9	5.5	$10 million or less
AA-	5	216,362	2,384	117	6.1	$10 million or less
A+	7	295,892	20	10	6.1	$1 million or less
A	4	172,030	15	81	5.5	$1 million or less

Subtotal(7)	18	731,231	2,419	217	5.9
Other derivatives(8)		106,407	—	—
Commitments(9)		39,429	65	65
Swap guarantee derivatives		3,722	—	—

Total derivatives(10)		$880,789	$2,484	$282

	As of December 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA	3	$53,975	$—	$—	6.8	$10 million or less
AA-	4	270,694	1,668	29	6.4	$10 million or less
A+	7	441,004	460	1	6.2	$1 million or less
A	3	177,277	16	2	5.2	$1 million or less

Subtotal(7)	17	942,950	2,144	32	6.1
Other derivatives(8)		244,640	—	—
Commitments(9)		14,292	103	103
Swap guarantee derivatives		3,614	—	—

Total derivatives(10)		$1,205,496	$2,247	$135

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on September 30, 2011, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $217 million. Our similar exposure as of December 31, 2010 was $32 million. Four counterparties each accounted for greater than 10% and collectively accounted for 90% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at September 30, 2011. These counterparties were Barclays Bank PLC, Goldman Sachs Bank USA, JP Morgan Chase Bank, N.A., and Bank of America N.A., all of which were rated “A” or above by S&P as of October 21, 2011.

57	Freddie Mac

Approximately 95% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at September 30, 2011 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $65 million and $103 million at September 30, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Mortgage Credit Risk

We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage, and general economic conditions. All mortgages that we purchase or guarantee have an inherent risk of default.

Single-Family Mortgage Credit Risk

Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. Despite the improvements in underwriting standards and borrower and loan credit characteristics since 2008, our single-family quality control sampling and review continues to find loans with underwriting deficiencies. We meet with our larger seller/servicers that have higher than average rates of loans with deficiencies from our sampling to help ensure they make changes appropriate to their underwriting process. See “BUSINESS — Our Business” and “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2010 Annual Report for information about our charter requirements for single-family loans purchases, delegated underwriting, and our quality control monitoring.

Conditions in the mortgage market continued to remain challenging during the nine months ended September 30, 2011. Most single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. Our serious delinquency rates remained high in the nine months ended September 30, 2011 compared to historical levels, primarily due to economic factors which adversely affected borrowers. Also contributing to high serious delinquency rates were: (a) delays related to servicer processing capacity constraints and, in states that require a judicial foreclosure process, court backlogs; (b) delays associated with the modification process; and (c) delays caused by concerns about the foreclosure process and other delays imposed by third parties. These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously

58	Freddie Mac

delinquent status. The UPB of our single-family non-performing loans remained at high levels during the nine months ended September 30, 2011.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 and $150,000 at September 30, 2011 and December 31, 2010, respectively. Our single-family mortgage purchases and other guarantee commitment activity in the third quarter of 2011 decreased by 23% to $71.3 billion, as compared to $92.7 billion in the third quarter of 2010. Approximately 88% of the single-family mortgages we purchased in the third quarter of 2011 were fixed-rate amortizing mortgages, based on UPB. Approximately 67% and 75% of the single-family mortgages we purchased in the three and nine months ended September 30, 2011 were refinance mortgages, including approximately 22% and 26%, respectively, that were relief refinance mortgages, based on UPB.

An important safeguard against credit losses on mortgage loans in our single-family credit guarantee portfolio is provided by the borrowers’ equity in the underlying properties. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and, based upon historical information, is more likely to default than other borrowers due to limits in the ability to sell or refinance. The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 19% and 18% as of September 30, 2011 and December 31, 2010, respectively. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.7% and 14.9% as of September 30, 2011 and December 31, 2010, respectively. Due to declines in home prices since 2006, we estimate that, as of September 30, 2011, approximately 46% of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of that date had current LTV ratios greater than 100%. In recent periods, loans with current LTV ratios greater than 100% contributed disproportionately to our credit losses. In addition, as of September 30, 2011 and December 31, 2010, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 724 and 721, respectively.

A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of September 30, 2011 and December 31, 2010, approximately 15% and 14% of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 32 provides additional characteristics of single-family mortgage loans purchased during the three and nine months ended September 30, 2011 and 2010, and of our single-family credit guarantee portfolio at September 30, 2011 and December 31, 2010.

59	Freddie Mac

Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Portfolio(2) at
Original LTV Ratio Range(3)(4)	2011	2010	2011	2010	September 30, 2011	December 31, 2010

60% and below	27%	29%	30%	30%	23%	23%
Above 60% to 70%	15	17	17	16	16	16
Above 70% to 80%	47	46	44	46	43	43
Above 80% to 90%	6	5	5	5	9	9
Above 90% to 100%	5	3	4	3	8	8
Above 100%	<1	<1	<1	<1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	69%	68%	68%	68%	72%	71%

Estimated Current LTV Ratio Range(5)

60% and below					26%	27%
Above 60% to 70%					12	12
Above 70% to 80%					18	17
Above 80% to 90%					15	16
Above 90% to 100%					10	10
Above 100% to 110%					6	6
Above 110% to 120%					4	4
Above 120%					9	8

Total					100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)					78%	78%
All other mortgages					80%	78%
Total mortgages					79%	78%

Credit Score(3)(7)

740 and above	73%	74%	73%	71%	54%	53%
700 to 739	18	17	18	18	21	21
660 to 699	7	7	7	8	15	15
620 to 659	2	2	2	2	7	7
Less than 620	<1	<1	<1	1	3	3
Not available	<1	<1	<1	<1	<1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)	740	749	742	744	743	745
All other mortgages	757	759	757	755	734	732
Total mortgages	753	756	753	752	735	733

Loan Purpose

Purchase	33%	24%	25%	25%	30%	31%
Cash-out refinance	16	19	18	21	28	29
Other refinance(8)	51	57	57	54	42	40

Total	100%	100%	100%	100%	100%	100%

Property Type

Detached/townhome(9)	94%	94%	94%	94%	92%	92%
Condo/Co-op	6	6	6	6	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	91%	92%	91%	92%	91%	91%
Second/vacation home	4	4	4	4	5	5
Investment	5	4	5	4	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at both September 30, 2011 and December 31, 2010, are excluded from portfolio balance data since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative. See “Table 35 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(5)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	Relief refinance mortgages comprised approximately 10% and 7% of our single-family credit guarantee portfolio by UPB as of September 30, 2011 and December 31, 2010, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased in the nine months ended September 30, 2011 and 2010 was $282 million and $277 million, respectively.

60	Freddie Mac

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.4 billion and $11.8 billion at September 30, 2011 and December 31, 2010, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. The presence of a second lien mortgage can also increase the risk that a borrower will default.

Single-Family Mortgage Product Types

The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We classified these loans as fixed-rate products for presentation within this Form 10-Q and elsewhere in our reporting even though they have a one-time rate adjustment provision, because the change in rate is determined at the time of modification rather than at a future date.

The following paragraphs provide information on the interest-only, option ARM and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. Interest-only loans represented approximately 4% and 5% of the UPB of our single-family credit guarantee portfolio at September 30, 2011 and December 31, 2010, respectively. We purchased a limited number of interest-only loans after 2008 and fully discontinued purchasing such loans on September 1, 2010.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both September 30, 2011 and December 31, 2010, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $7.6 billion and $8.4 billion of option ARM securities underlying certain of our Other Guarantee Transactions at September 30, 2011 and December 31, 2010, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $20.1 billion and $16.7 billion of conforming jumbo loans during the nine months ended September 30, 2011 and 2010, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of September 30, 2011 and December 31, 2010 was $48.4 billion and $37.8 billion, respectively. The average size of these loans was approximately $545,000 and $548,000 at September 30, 2011 and December 31, 2010, respectively. Our purchases of conforming jumbo loans should decline beginning in the fourth quarter of 2011 since the temporary increase in limits on the size of loans we may purchase expired on September 30, 2011. See “LEGISLATIVE AND REGULATORY MATTERS” for further information on the conforming loan limits.

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

61	Freddie Mac

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

We estimate that approximately $2.3 billion and $2.5 billion of security collateral underlying our Other Guarantee Transactions at September 30, 2011 and December 31, 2010, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At September 30, 2011 and December 31, 2010, we held $50.2 billion and $54.2 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 8% and 10% of these securities were investment grade at September 30, 2011 and December 31, 2010, respectively. The credit performance of loans underlying these securities deteriorated significantly beginning in 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $99.1 billion as of September 30, 2011 from $115.5 billion as of December 31, 2010. The UPB of our Alt-A loans declined in the nine months ended September 30, 2011 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of September 30, 2011, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO credit score at origination was 718. Although Alt-A mortgage loans comprised approximately 6% of our single-family credit guarantee portfolio as of September 30, 2011, these loans represented approximately 28% and 29% of our credit losses during the three and nine months ended September 30, 2011, respectively. During the first quarter of 2011, we identified approximately $0.6 billion in UPB of single-family loans underlying certain Other Guarantee Transactions that had been previously reported in both the Alt-A and subprime categories. Commencing March 31, 2011, we no longer report these loans as Alt-A (but continue to report them as subprime) and we revised the prior periods to conform to the current period presentation.

We did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the nine months ended September 30, 2011. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the product became available in 2009 to September 30, 2011, we purchased approximately $14.4 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $4.1 billion during the nine months ended September 30, 2011.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At September 30, 2011 and December 31, 2010, we held investments of $17.3 billion and $18.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 15% and 22%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities deteriorated significantly since the beginning of 2008 and continued to deteriorate during the nine months ended September 30, 2011. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such

62	Freddie Mac

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

Table 33 — Certain Higher-Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2011
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$350.3	105%	6.9%	9.3%
Categories (individual characteristics):
Alt-A(5)	99.1	106	8.1	11.8
Interest-only(6)	76.6	119	0.2	17.7
Option ARM(7)	8.6	119	3.8	21.2
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	110.7	108	7.8	8.3
Original LTV ratio greater than 90%, relief refinance mortgages(8)	55.1	103	0.1	1.0
Lower original FICO scores (less than 620)(8)	57.1	93	12.9	12.7

	As of December 31, 2010
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$368.8	100%	5.5%	10.3%
Categories (individual characteristics):
Alt-A(5)	115.5	99	5.7	12.2
Interest-only(6)	95.4	112	0.5	18.4
Option ARM(7)	9.4	115	3.1	21.2
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	117.8	105	6.3	9.1
Original LTV ratio greater than 90%, relief refinance mortgages(8)	36.5	101	0.1	0.7
Lower original FICO scores (less than 620)(8)	61.2	89	10.4	13.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Delinquencies” for further information about our reported serious delinquency rates.
(5)	Loans within the Alt-A category continue to remain in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification.
(6)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(7)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(8)	See endnotes (4) and (7) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above characteristics comprised approximately 20% of our single-family credit guarantee portfolio as of both September 30, 2011 and December 31, 2010. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined approximately 5%, to $350.3 billion as of September 30, 2011 from $368.8 billion as of December 31, 2010. This decline was principally due to liquidations resulting from prepayments, refinancing activity, and liquidations resulting from foreclosure events and foreclosure alternatives, but was partially offset by increases in loans with original LTV ratios greater than 90% due to our relief refinance mortgage activity in the nine months ended September 30, 2011. The serious delinquency rates associated with these loans declined to 9.3% as of September 30, 2011 from 10.3% as of December 31, 2010.

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, as discussed below, under HARP we allow eligible

63	Freddie Mac

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

At September 30, 2011 and December 31, 2010, our credit-enhanced mortgages represented 14% and 15%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

We had recoveries associated with charged-off single-family loans of $2.1 billion and $2.4 billion during the nine months ended September 30, 2011 and 2010, respectively, under our primary and pool mortgage insurance policies and other credit enhancements. During the nine months ended September 30, 2011, the credit enhancement coverage for new purchases was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios, and are more likely to have a LTV ratio below 80% and not require credit protection as specified in our charter. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property for certain of these loans.

See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio as of September 30, 2011 and December 31, 2010.

Other Credit Risk Management Activities

To compensate us for higher levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. We announced delivery fee increases in the fourth quarter of 2010 that became effective March 1, 2011 (or later, as outstanding contracts permit) for loans with higher LTV ratios. These increased fees do not apply to relief refinance mortgages with settlement dates on or after July 1, 2011. In July 2011, FHFA informed us that it expects us, going forward, to have in our agreements with single-family sellers the ability to change base guarantee fees upon 90 days notice to sellers, if directed to do so by FHFA. FHFA and the Obama Administration recently announced the potential for guarantee fee increases in the future. See “LEGISLATIVE AND REGULATORY MATTERS.”

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

64	Freddie Mac

Table 34 presents the number of single-family loans that completed modification or were in trial periods under HAMP as of September 30, 2011 and December 31, 2010.

Table 34 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	September 30, 2011		December 31, 2010
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$31,706	143,739	$23,635	107,073
Loans in the HAMP trial period	$2,981	13,785	$4,905	22,352

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the borrower’s monthly payment was reduced on average by an estimated $563, which amounts to an average of $6,756 per year, and a total of $971 million in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years, and borrowers whose payments were adjusted below current market levels will have their payment gradually increased after the fifth year to a rate consistent with the market rate at the time of modification. We bear the cost associated with the borrowers’ payment reductions. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

The number of our loans in the HAMP trial period declined to 13,785 as of September 30, 2011 from 22,352 as of December 31, 2010. A large number of borrowers entered into trial period plans when the program was initially introduced in 2009, and significantly fewer new borrowers entered into HAMP trial period plans after 2009. Consequently, we expect fewer borrowers will complete a HAMP modification during 2011 than 2010, since a large number of the delinquent borrowers that were eligible for the program have already completed the trial period or attempted to do so, but failed. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. HAMP currently will expire on December 31, 2012 and only applies to loans originated on or before January 1, 2009 provided the trial period begins by December 31, 2012. For more information on our HAMP modifications, including redefault rates on these loans, see “Single-Family Loan Workouts.”

Home Affordable Refinance Program

HARP gives eligible homeowners, with loans owned or guaranteed by us or Fannie Mae, an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place.

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

The implementation of the relief refinance mortgage initiative resulted in a higher volume of purchases and increased delivery fees from the new loans than we would expect in the absence of the program. However, we believe the net effect of the refinance activity on our financial results has not been significant.

65	Freddie Mac

Table 35 below presents the composition of our purchases of refinanced single-family loans during the nine months ended September 30, 2011 and 2010.

Table 35 — Single-Family Refinance Loan Volume(1)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Relief refinance mortgages:
Above 105% LTV ratio	$6,597	29,069	3.5%	$2,487	10,333	1.1%
Above 80% to 105% LTV ratio	24,630	115,488	13.8	29,234	126,876	13.6
80% and below LTV ratio	30,024	188,402	22.6	34,305	191,289	20.5

Total relief refinance mortgages	$61,251	332,959	39.9%	$66,026	328,498	35.2%

Total refinance loan volume(2)	$172,839	834,888	100%	$193,097	934,472	100%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 40% and 35%, based on the number of loans, of our total refinance volume during the nine months ended September 30, 2011 and 2010, respectively. Relief refinance mortgages with LTV ratios above 80% represented approximately 13% and 12% of our total single-family credit guarantee portfolio purchases, based on UPB, during the nine months ended September 30, 2011 and 2010, respectively. Relief refinance mortgages comprised approximately 10% and 7% of the UPB in our total single-family credit guarantee portfolio at September 30, 2011 and December 31, 2010, respectively.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — Changes to the Home Affordable Refinance Program.”

Home Affordable Foreclosure Alternatives Program

HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a HAMP trial period, failed to complete their HAMP trial period, or defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. HAFA took effect in April 2010 and ends on December 31, 2012. We began our implementation of this program in August 2010. We completed a small number of HAFA transactions on our single-family mortgage loans during the nine months ended September 30, 2011.

Hardest Hit Fund

In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create programs to assist homeowners in those states that have been hit hardest by the housing crisis and economic downturn. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. Based on information provided to us by our seller/servicers, we believe participation in these programs by our borrowers has been limited through September 30, 2011.

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

The costs we incur related to loan modifications and other activities under HAMP have been, and will likely continue to be, significant for the following reasons:

•	Except for certain Other Guarantee Transactions and loans underlying our other guarantee commitments, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all

66	Freddie Mac

servicer and borrower incentives, and we will not receive a reimbursement of these costs from Treasury. We paid $52 million and $127 million of servicer incentives during the three and nine months ended September 30, 2011, respectively, as compared to $33 million and $113 million of such incentives during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we accrued $62 million for both initial and recurring servicer incentives not yet due. We paid $33 million and $71 million of borrower incentives during the three and nine months ended September 30, 2011, respectively, as compared to $14 million and $20 million of these incentives during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we accrued $44 million for borrower incentives not yet due. We also have the potential to incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP.

•	Under HAMP, we typically provide concessions to borrowers, which generally include interest rate reductions and often also provide for forbearance (but not forgiveness) of principal. To the extent borrowers continue to participate in HAMP, we will continue to experience high volumes of TDRs.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For those borrowers who redefault or who do not complete the trial period and do not qualify for another loan workout, HAMP will have delayed the resolution of the loans through the foreclosure process. If home prices decline while these events take place, such delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	Non-GSE mortgages modified under HAMP include mortgages backing our investments in non-agency mortgage-related securities. Such modifications reduce the monthly payments due from affected borrowers, and thus reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement).

We began the implementation of a new non-HAMP standard loan modification during the fourth quarter of 2011. For more information, see “Single-Family Loan Workouts.”

Single-Family Loan Workouts

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. Loan workouts are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Workout Activities” in our 2010 Annual Report for a general description of our loan workouts.

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. During the nine months ended September 30, 2011, we helped more than 164,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 92,000 foreclosures.

67	Freddie Mac

Table 36 presents volumes of single-family loan workouts, serious delinquency, and foreclosures for the three and nine months ended September 30, 2011 and 2010.

Table 36 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number of	Loan	Number of	Loan	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications(2)
with no change in terms(3)	1,140	$206	999	$173	3,463	$615	2,948	$493
with term extension	3,765	711	5,017	872	13,573	2,507	14,472	2,469
with reduction of contractual interest rate	6,642	1,453	11,753	2,622	24,727	5,530	39,928	8,867
with rate reduction and term extension	7,814	1,713	15,199	3,293	32,478	7,207	50,909	11,139
with rate reduction, term extension and principal forbearance	4,558	1,214	6,316	1,648	15,885	4,239	24,817	6,485

Total loan modifications(4)	23,919	5,297	39,284	8,608	90,126	20,098	133,074	29,453
Repayment plans(5)	8,333	1,194	7,030	1,015	25,413	3,637	23,246	3,372
Forbearance agreements(6)	4,262	859	6,976	1,415	15,649	3,088	28,649	5,966

Total home retention actions:	36,514	7,350	53,290	11,038	131,188	26,823	184,969	38,791

Foreclosure alternatives:
Short sale	11,580	2,662	10,373	2,441	33,095	7,665	26,780	6,290
Deed-in-lieu transactions	164	28	99	17	393	68	298	48

Total foreclosure alternatives	11,744	2,690	10,472	2,458	33,488	7,733	27,078	6,338

Total single-family loan workouts	48,258	$10,040	63,762	$13,496	164,676	$34,556	212,047	$45,129

Seriously delinquent loan additions	93,850		115,359		279,309		389,475

Single-family foreclosures(7)	30,786		43,604		92,012		113,623

Seriously delinquent loans, at period end	413,859		464,367		413,859		464,367

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	Substantially all of the completed loan modifications during the three months ended September 30, 2011 were classified as TDRs. As a result of new accounting guidance on the classification of loans as TDRs, which became effective in the third quarter of 2011, the population of loans we account for as TDRs significantly increased due to the inclusion of loans that were not previously considered TDRs, including those loans that were subject to workout activities that occurred during the first half of 2011. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 20,733 and 22,662 borrowers as of September 30, 2011 and 2010, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in home retention actions, particularly loan modifications, and increases in short sales during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, respectively. Loan modifications may include the additions of past due amounts to principal, interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used principal forbearance in the nine months ended September 30, 2011 and 2010, and did not use principal reduction in modifying our loans. We bear the costs of these activities, including the cost of any monthly payment reductions.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $66 billion as of September 30, 2011 from $52 billion as of December 31, 2010. The number of modified loans in our single-family credit guarantee portfolio has been increasing and such loans comprised approximately 2.8% and 2.1% of our single-family credit guarantee portfolio as of September 30, 2011 and December 31, 2010, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 123% and the serious delinquency rate on these loans was 17% as of September 30, 2011. Table 37 presents the reperformance rate of modified single-family loans in each of the last eight quarterly periods.

68	Freddie Mac

Table 37 — Reperformance Rates(1) of Modified Single-Family Loans

	Quarter of Loan Modification Completion(2)
	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q
HAMP loan modifications:	2011	2011	2010	2010	2010	2010	2009	2009

Time since modification-
3 to 5 months	96%	95%	94%	93%	94%	95%	94%	96%
6 to 8 months		93	92	92	91	93	93	93
9 to 11 months			89	90	89	90	90	92
12 to 14 months				87	87	88	88	91
15 to 17 months					85	86	86	89
18 to 20 months						84	85	87
21 to 23 months							82	85
24 to 26 months								83

	Quarter of Loan Modification Completion(2)
	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q
Non-HAMP loan modifications:	2011	2011	2010	2010	2010	2010	2009	2009

Time since modification-
3 to 5 months	92%	93%	94%	93%	93%	94%	90%	88%
6 to 8 months		86	89	90	86	87	82	78
9 to 11 months			83	85	82	80	75	71
12 to 14 months				81	78	77	69	66
15 to 17 months					74	74	66	61
18 to 20 months						70	64	59
21 to 23 months							61	57
24 to 26 months								54

	Quarter of Loan Modification Completion(2)
	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q
Total (HAMP and Non-HAMP):	2011	2011	2010	2010	2010	2010	2009	2009

Time since modification-
3 to 5 months	95%	95%	94%	93%	94%	95%	92%	89%
6 to 8 months		90	90	91	90	92	88	79
9 to 11 months			86	88	87	88	84	72
12 to 14 months				84	85	86	80	67
15 to 17 months					82	84	78	62
18 to 20 months						81	76	61
21 to 23 months							73	59
24 to 26 months								56

(1)	Represents the percentage of loans that are current or less than three monthly payments past due as well as those paid-in-full or repurchased. Excludes loans in the trial period under HAMP.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us, which in certain cases may be delayed by a backlog in servicer processing of modifications. In the second quarter of 2011, we revised the calculation of reperformance rates to better account for re-modified loans, or those where a borrower has received a second modification. The revised calculation reflects the status of each modification separately. In the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that became seriously delinquent, transitioned to REO, or completed a loss-producing foreclosure alternative, and is the inverse of the reperformance rate. As of September 30, 2011, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during the first half of 2011, and full years 2010, 2009, and 2008 was 8%, 17%, 49%, and 66%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of September 30, 2011, the redefault rate for loans modified under HAMP in the first half of 2011, and full years 2010 and 2009 was approximately 6%, 14% and 17%, respectively. These redefault rates may not be representative of the future performance of modified loans, including those modified under HAMP. We believe the redefault rate for loans modified in 2011, 2010, 2009, and 2008, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to develop consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. In April 2011, pursuant to this directive, FHFA announced a new set of aligned standards (known as the servicing alignment initiative) for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae that are designed to help servicers do a better job of communicating and working with troubled borrowers and to bring greater accountability to the servicing industry. We announced our detailed requirements for this initiative on June 30, 2011, with implementation beginning for loans that were delinquent as of October 1, 2011. These standards provide for earlier and more frequent communication with delinquent borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for

69	Freddie Mac

responding to borrowers, and consistent timelines for processing foreclosures. These standards are expected to result in greater alignment of servicer processes for both HAMP and most non-HAMP workouts.

Under these new servicing standards, we will pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We will also assess compensatory fees from servicers if they do not achieve a minimum performance benchmark with respect to servicing delinquent loans. These incentives may result in our payment of increased fees to our seller/servicers, but these fees may be at least partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required.

As part of the servicing alignment initiative, we began implementation of a new non-HAMP standard loan modification initiative. This new standard modification will replace our existing non-HAMP modification initiative beginning January 1, 2012. The new standard modification requires a three month trial period. Servicers may begin offering standard modification trial period plans with effective dates on or after October 1, 2011. We expect to experience a temporary decline in completed modification volume in the fourth quarter of 2011 and first quarter of 2012, below what otherwise would be expected, as many borrowers will be in the process of completing the trial period under the new standard modification initiative. This new standard modification program is expected to result in a higher volume of modifications where we partially forbear (but do not forgive) principal until the borrower sells the home or refinances or pays off the mortgage. The standard modification provides an extension of the loan’s term to 480 months. In addition, the new modification initiative provides for a standard modified interest rate of 5% (the program may be changed in the future to reflect market interest rates). Our previous non-HAMP modification initiative allowed for reduction of contractual interest rates to as low as 2% and did not permit principal forbearance. This new initiative will also provide for a different fee schedule for non-HAMP modifications that will provide greater incentives to our servicers to modify loans on a more timely basis, which may cause the costs associated with our modification activities to increase in the future.

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is current under the modified terms. Single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

Our single-family delinquency rates include all single-family loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on them by the U.S. government.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter the HAMP trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. However, under our previous non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications impact our reported serious delinquency rate. As discussed above in “Single-Family Loan Workouts,” the new non-HAMP standard loan modification initiative includes a trial period comparable to that of our HAMP modification initiative. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Temporary actions to suspend foreclosure transfers of occupied homes, increases in foreclosure process timeframes, process requirements of HAMP, general constraints on servicer capacity, and court backlogs (in states that require a judicial foreclosure process) caused loans to remain in seriously delinquent status for longer periods than prior to 2008, before such actions and delays arose. This has caused our single-family serious delinquency rates to be higher in recent periods than they otherwise would have been. Delays in foreclosure relating to the concerns about the foreclosure process also had a similar effect on our single-family serious delinquency rates. As of September 30, 2011 and December 31, 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 70% and 66%, respectively.

70	Freddie Mac

Table 38 presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 38 — Single-Family Serious Delinquency Rates

	As of September 30, 2011		As of December 31, 2010
		Serious		Serious
	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate	of Portfolio	Rate

Single-family:
Non-credit-enhanced	86%	2.77%	85%	3.01%
Credit-enhanced	14	7.70	15	8.27

Total single-family credit guarantee portfolio(1)	100%	3.51	100%	3.84

(1)	As of September 30, 2011 and December 31, 2010, approximately 68% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined slightly to 3.51% as of September 30, 2011 from 3.84% as of December 31, 2010. Serious delinquency rates for interest-only and option ARM products, which together represented approximately 5% of our total single-family credit guarantee portfolio at September 30, 2011, were 17.7% and 21.2%, respectively, at September 30, 2011, compared with 18.4% and 21.2%, respectively, at December 31, 2010. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, which is a more traditional mortgage product, were approximately 3.7% and 4.0% at September 30, 2011, and December 31, 2010, respectively. The slight improvement in our single-family serious delinquency rate at September 30, 2011, compared to December 31, 2010, reflects a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. See “Table 37 — Reperformance Rates of Modified Single-Family Loans” for information on the performance of modified loans.

In certain states, our single-family serious delinquency rates have remained persistently high. As of September 30, 2011, single-family loans in Arizona, California, Florida, and Nevada comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 6.2%. During the nine months ended September 30, 2011, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices since 2006 than those homeowners that have built up equity in their homes over time.

Table 39 presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2011
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
		(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$40	$413	$453	93%	4.3%	6.2%
All other states	59	1,272	1,331	75	2.4	2.8
Year of origination:
2011	—	171	171	70	—	<0.1
2010	—	347	347	70	<0.1	0.2
2009	<1	348	348	72	0.1	0.4
2008	8	123	131	91	3.9	5.2
2007	30	146	176	112	9.3	11.2
2006	27	104	131	111	8.5	10.5
2005	18	133	151	95	4.6	6.2
2004 and prior	16	313	329	60	2.3	2.6

71	Freddie Mac

	As of September 30, 2010
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
		(in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$50	$415	$465	88%	2.8%	7.2%
All other states	74	1,298	1,372	72	1.6	2.9
Year of origination:
2010	—	209	209	71	—	<0.1
2009	<1	427	427	68	<0.1	0.2
2008	11	169	180	83	1.7	4.3
2007	38	186	224	100	5.1	11.0
2006	33	136	169	100	4.8	9.8
2005	22	171	193	87	2.7	5.7
2004 and prior	20	415	435	57	1.5	2.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)

Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$1,995	$2,551	$5,946	$6,743
All other states	1,445	1,665	3,826	4,231
Year of origination:
2011	<1	—	<1	—
2010	23	—	37	—
2009	59	23	126	37
2008	268	303	752	692
2007	1,219	1,427	3,534	3,704
2006	923	1,275	2,753	3,328
2005	624	782	1,728	2,201
2004 and prior	324	406	842	1,012

(1)	See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

72	Freddie Mac

Table 40 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of September 30, 2011 and December 31, 2010.

Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	September 30, 2011
			Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	7.9%	0.8%	13.1%	1.0%	23.5%	2.7%	15.8%	13.8%
15- year amortizing fixed-rate	0.2	4.3	<0.1	10.5	<0.1	17.2	0.2	2.0	4.8
ARMs/adjustable rate(4)	0.1	11.2	<0.1	17.5	<0.1	25.0	0.1	9.2	15.7
Interest-only(5)	<0.1	16.6	<0.1	23.2	0.1	35.7	0.1	0.5	30.9
Other(6)	<0.1	3.6	<0.1	8.0	0.1	12.7	0.1	4.0	5.4

Total FICO scores < 620	1.2	7.0	0.8	13.3	1.2	23.9	3.2	12.9	12.7

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.1	5.0	1.5	8.6	2.0	18.0	5.6	10.8	9.7
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.5	<0.1	14.4	0.6	1.0	2.9
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.9	0.1	23.9	0.3	1.5	12.7
Interest-only(5)	<0.1	10.9	0.1	19.1	0.3	32.3	0.4	0.4	27.5
Other(6)	<0.1	2.7	<0.1	4.2	<0.1	5.0	<0.1	1.3	4.1

Total FICO scores of 620 to 659	2.8	4.3	1.7	8.9	2.4	19.2	6.9	8.5	9.2

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	35.8	0.9	19.8	2.4	12.1	9.0	67.7	2.5	2.6
15- year amortizing fixed-rate	12.8	0.4	0.9	1.2	0.1	6.0	13.8	0.1	0.5
ARMs/adjustable rate(4)	2.3	1.2	0.8	4.6	0.8	15.1	3.9	0.3	4.7
Interest-only(5)	0.5	3.7	0.8	9.7	2.5	21.0	3.8	0.2	16.2
Other(6)	<0.1	1.6	<0.1	1.7	0.1	1.8	0.1	0.4	1.7

Total FICO scores >= 660	51.4	0.8	22.3	2.6	15.6	10.7	89.3	1.8	2.5

FICO scores not available	0.3	4.4	0.1	11.3	0.2	21.6	0.6	5.2	8.5

All FICO scores:
20 and 30- year or more amortizing fixed-rate	38.9	1.5	22.1	3.4	15.2	11.3	76.2	3.8	3.7
15- year amortizing fixed-rate	13.5	0.6	0.9	1.7	0.2	7.2	14.6	0.2	0.7
ARMs/adjustable rate(4)	2.6	1.9	0.9	5.9	1.0	16.6	4.5	0.8	5.7
Interest-only(5)	0.6	4.4	0.9	11.0	2.8	22.5	4.3	0.2	17.7
Other(6)	0.1	8.2	0.1	8.1	0.2	7.5	0.4	6.5	8.0

Total Single-family Credit Guarantee Portfolio(7)	55.7%	1.2%	24.9%	3.6%	19.4%	12.7%	100.0%	2.8%	3.5%

By Region(8)

FICO scores < 620:
North Central	0.2%	6.2%	0.2%	11.8%	0.2%	20.2%	0.6%	12.9%	11.9%
Northeast	0.4	9.1	0.2	18.4	0.3	28.1	0.9	13.6	14.2
Southeast	0.2	7.8	0.2	13.9	0.3	28.9	0.7	13.3	15.6
Southwest	0.2	5.1	0.1	10.6	0.1	19.3	0.4	9.1	7.8
West	0.2	4.6	0.1	9.7	0.3	20.0	0.6	15.5	12.2

Total FICO scores < 620	1.2	7.0	0.8	13.3	1.2	23.9	3.2	12.9	12.7

FICO scores of 620 to 659:
North Central	0.4	3.9	0.4	8.0	0.5	14.9	1.3	8.3	8.2
Northeast	0.9	5.5	0.5	13.0	0.4	22.4	1.8	8.5	9.8
Southeast	0.6	5.1	0.2	9.2	0.6	23.8	1.4	8.6	12.0
Southwest	0.5	3.0	0.3	6.7	0.1	13.0	0.9	5.6	4.9
West	0.4	3.0	0.3	6.7	0.8	17.9	1.5	11.4	10.1

Total FICO scores of 620 to 659	2.8	4.3	1.7	8.9	2.4	19.2	6.9	8.5	9.2

FICO scores >=660:
North Central	8.7	0.7	4.6	2.3	2.7	7.4	16.0	1.5	2.0
Northeast	15.4	1.0	5.3	4.1	1.8	12.1	22.5	1.5	2.2
Southeast	7.2	1.1	3.9	2.8	3.8	14.0	14.9	1.9	4.1
Southwest	7.3	0.6	2.8	1.9	0.4	6.0	10.5	0.9	1.1
West	12.8	0.5	5.7	1.7	6.9	10.2	25.4	2.8	3.0

Total FICO scores >= 660	51.4	0.8	22.3	2.6	15.6	10.7	89.3	1.8	2.5

Total FICO scores not available	0.3	4.4	0.1	11.3	0.2	21.6	0.6	5.2	8.5

All FICO scores:
North Central	9.4	1.0	5.2	3.2	3.4	9.5	18.0	2.5	2.9
Northeast	16.8	1.6	6.1	5.6	2.4	15.2	25.3	2.5	3.2
Southeast	7.9	1.8	4.4	3.9	4.8	16.5	17.1	3.2	5.4
Southwest	8.1	1.0	3.2	3.0	0.6	9.1	11.9	1.8	1.8
West	13.5	0.7	6.0	2.2	8.2	11.4	27.7	3.6	3.7

Total Single-family Credit Guarantee Portfolio(7)	55.7%	1.2%	24.9%	3.6%	19.4%	12.7%	100.0%	2.8%	3.5%

73	Freddie Mac

	As of December 31, 2010
			Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	8.6%	0.8%	15.1%	0.9%	27.5%	2.8%	12.9%	15.1%
15- year amortizing fixed-rate	0.2	4.6	<0.1	11.8	<0.1	22.2	0.2	1.8	5.1
ARMs/adjustable rate(4)	0.1	12.2	<0.1	18.4	<0.1	28.6	0.1	7.6	16.9
Interest only(5)	<0.1	17.6	0.1	25.3	0.1	39.9	0.2	0.9	33.3
Other(6)	<0.1	3.7	<0.1	8.5	0.1	13.2	0.1	3.1	5.6

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.2	1.7	9.8	1.8	20.5	5.9	8.3	10.3
15- year amortizing fixed-rate	0.6	2.6	<0.1	7.3	<0.1	16.6	0.6	0.9	3.0
ARMs/adjustable rate(4)	0.1	6.0	0.1	13.5	0.1	25.9	0.3	1.5	13.6
Interest only(5)	<0.1	10.9	0.2	20.6	0.3	35.6	0.5	0.9	29.2
Other(6)	<0.1	2.6	<0.1	5.4	<0.1	5.3	<0.1	1.0	4.3

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	36.5	1.0	20.0	2.8	10.4	10.4	66.9	1.9	2.8
15- year amortizing fixed-rate	12.5	0.4	0.9	1.4	0.1	7.3	13.5	0.1	0.5
ARMs/adjustable rate(4)	1.9	1.6	0.8	5.4	0.8	17.0	3.5	0.4	5.6
Interest only(5)	0.7	3.7	1.2	10.3	2.8	23.1	4.7	0.4	16.7
Other(6)	<0.1	2.1	<0.1	2.0	0.1	1.3	0.1	0.4	1.7

Total FICO scores >= 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
20 and 30- year or more amortizing fixed-rate	40.2	1.6	22.6	3.9	13.2	13.1	76.0	2.9	4.0
15- year amortizing fixed-rate	13.3	0.6	0.9	2.0	0.2	8.8	14.4	0.2	0.8
ARMs/adjustable rate(4)	2.1	2.4	1.0	7.0	0.9	18.7	4.0	0.8	6.7
Interest only(5)	0.7	4.5	1.3	11.7	3.2	24.9	5.2	0.5	18.4
Other(6)	0.2	9.3	0.1	8.6	0.1	7.3	0.4	5.2	8.6

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

By Region(8)

FICO scores < 620:
North Central	0.2%	7.1%	0.2%	13.7%	0.2%	22.5%	0.6%	10.9%	13.0%
Northeast	0.5	9.4	0.3	19.9	0.2	30.5	1.0	10.7	14.5
Southeast	0.2	8.4	0.2	15.5	0.3	31.9	0.7	10.7	16.4
Southwest	0.3	5.9	0.1	12.7	0.1	24.1	0.5	7.6	9.2
West	0.2	5.6	0.1	13.5	0.3	28.0	0.6	12.3	15.8

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
North Central	0.6	4.3	0.4	9.6	0.4	16.6	1.4	6.6	8.9
Northeast	0.9	5.4	0.6	13.7	0.3	23.2	1.8	6.4	9.6
Southeast	0.5	5.3	0.4	10.0	0.6	25.5	1.5	6.6	12.1
Southwest	0.6	3.4	0.3	8.1	0.1	15.3	1.0	4.5	5.6
West	0.5	3.5	0.3	9.6	0.8	23.7	1.6	8.5	12.7

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores of >= 660:
North Central	8.9	0.7	4.9	2.8	2.3	7.9	16.1	1.2	2.1
Northeast	15.0	1.0	5.6	4.4	1.5	12.0	22.1	1.1	2.1
Southeast	7.4	1.2	4.1	3.0	3.6	15.1	15.1	1.4	4.1
Southwest	7.3	0.7	2.9	2.3	0.3	6.8	10.5	0.7	1.2
West	13.0	0.6	5.4	2.7	6.5	13.8	24.9	2.1	3.9

Total FICO scores >= 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
North Central	9.6	1.2	5.6	3.9	3.0	10.5	18.2	2.0	3.1
Northeast	16.6	1.6	6.4	6.0	2.0	15.4	25.0	1.9	3.2
Southeast	8.2	1.9	4.7	4.3	4.5	17.8	17.4	2.4	5.6
Southwest	8.2	1.2	3.4	3.6	0.5	10.9	12.1	1.5	2.1
West	13.9	0.9	5.8	3.4	7.6	15.5	27.3	2.7	4.7

Total Single-family Credit Guarantee Portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

74	Freddie Mac

Table 41 presents delinquency and default rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 41  Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of September 30, 2011			As of December 31, 2010
		Serious	Foreclosure and		Serious	Foreclosure and
	Percentage	Delinquency	Short Sale	Percentage	Delinquency	Short Sale
Year of Loan Origination	of Portfolio	Rate	Rate(1)	of Portfolio	Rate	Rate(1)

2011	10%	0.03%	<0.01%	—%	—%	—%
2010	20	0.17	0.03	18	0.05	—
2009	20	0.41	0.13	21	0.26	0.04
2008	7	5.20	1.97	9	4.89	1.26
2007	10	11.21	6.84	11	11.63	4.92
2006	7	10.54	6.47	9	10.46	5.00
2005	8	6.20	3.79	10	6.04	2.95
2004 and prior(2)	18	2.63	1.00	22	2.46	0.88

Total	100%	3.51%		100%	3.84%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to September 30, 2011 and December 31, 2010, respectively, divided by the number of loans in our single-family credit guarantee portfolio originated in that year.
(2)	The foreclosure and short sale rate for “2004 and prior” represents the rate associated with loans originated from 2000 to 2004.

At September 30, 2011, approximately 32% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated during these years have experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of decreasing home sales and broadly declining home prices in the period following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

The UPB of loans originated after 2008 comprised 50% of our portfolio as of September 30, 2011. Approximately 91% of the loans we purchased in our single-family credit guarantee portfolio during the nine months ended September 30, 2011 were amortizing fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

Portfolio diversification, particularly by product and geographical area, is an important aspect of our strategy to manage mortgage credit risk for multifamily loans. We monitor a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the LTV ratio, DSCR, geographic location and loan duration. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio. We also monitor the performance and risk concentrations of our multifamily loans and the underlying properties throughout the life of the loan.

75	Freddie Mac

Table 42 provides certain attributes of our multifamily mortgage portfolio at September 30, 2011 and December 31, 2010.

Table 42 — Multifamily Mortgage Portfolio — by Attribute

	UPB(1) at		Delinquency Rate(2) at
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(dollars in billions)

Original LTV Ratio(3)

Below 75%	$75.9	$72.0	0.18%	0.08%
75% to 80%	30.1	29.8	0.21	0.24
Above 80%	6.4	6.6	2.65	2.30

Total	$112.4	$108.4	0.33%	0.26%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates

2011	$0.4	$2.3	5.83%	0.97%
2012	3.4	4.1	—	0.82
2013	5.9	6.8	1.05	—
2014	8.0	8.5	0.03	0.02
2015	11.5	12.0	0.16	0.09
Beyond 2015	83.2	74.7	0.32	0.29

Total	$112.4	$108.4	0.33%	0.26%

Year of Acquisition or Guarantee(4)

2004 and prior	$13.4	$15.9	0.37%	0.31%
2005	7.6	7.9	0.08	—
2006	11.0	11.6	0.35	0.25
2007	20.1	20.8	1.01	0.97
2008	21.5	23.0	0.35	0.03
2009	14.4	15.2	—	—
2010	12.7	14.0	—	—
2011	11.7	N/A	—	N/A

Total	$112.4	$108.4	0.33%	0.26%

Current Loan Size Distribution

Above $25 million	$40.6	$39.6	0.22%	0.07%
Above $5 million to $25 million	62.4	59.4	0.39	0.38
$5 million and below	9.4	9.4	0.48	0.37

Total	$112.4	$108.4	0.33%	0.26%

Legal Structure

Unsecuritized loans	$81.7	$85.9	0.17%	0.11%
Non-consolidated Freddie Mac mortgage-related securities	21.3	12.8	1.00	1.30
Other guarantee commitments	9.4	9.7	0.19	0.23

Total	$112.4	$108.4	0.33%	0.26%

Credit Enhancement

Credit-enhanced	$28.9	$20.9	0.77%	0.85%
Non-credit-enhanced	83.5	87.5	0.18	0.12

Total	$112.4	$108.4	0.33%	0.26%

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(3)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(4)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. As of September 30, 2011 and

76	Freddie Mac

December 31, 2010, approximately 84% and 85%, respectively, of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable interest rates.

Because most multifamily loans require a significant lump sum payment of unpaid principal at maturity, the inability to refinance or pay off the loan at maturity is a serious concern for lenders. Although property values increased in recent quarters, in some instances they are still well below the highs of a few years ago and are lower than when the loans were originally underwritten, particularly in areas where economic conditions remain weak. As a result, if property values do not continue to improve, borrowers may experience significant difficulty refinancing as their loans approach maturity, which could increase borrower defaults or increase modification volumes. As of September 30, 2011, approximately 91% of UPB in our multifamily mortgage portfolio matures in 2014 and beyond.

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications and extensions of loans are performed in an effort to minimize our losses. During the nine months ended September 30, 2011, we extended and modified unsecuritized multifamily loans totaling $315 million in UPB, compared with $390 million during the nine months ended September 30, 2010. Multifamily unsecuritized loan modifications during the nine months ended September 30, 2011 included: (a) $84 million in UPB for short-term loan extensions; and (b) $231 million in UPB for loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its delinquency status. At September 30, 2011, we had $1.0 billion of multifamily loan UPB classified as TDRs on our consolidated balance sheets.

Delinquencies

Our multifamily delinquency rates include all multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancement provided by the U.S. government. We report multifamily delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Our delinquency rates for multifamily loans are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions. Some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee loans in these states that are non-performing, or we believe are at risk of default. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Our multifamily mortgage portfolio delinquency rate increased to 0.33% at September 30, 2011 from 0.26% at December 31, 2010. Our delinquency rate for credit-enhanced loans was 0.77% and 0.85% at September 30, 2011 and December 31, 2010, respectively, and for non-credit-enhanced loans was 0.18% and 0.12% at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, more than one-half of our multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio as of September 30, 2011 and December 31, 2010.

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due or if the loan is in the process of foreclosure during the three and nine months ended September 30, 2011.

We classify TDRs as those loans where we have granted a concession to a borrower that is experiencing financial difficulties. TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further information about our TDRs.

77	Freddie Mac

Table 43 provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 43 — Non-Performing Assets(1)

	As of
	September 30,	December 31,	September 30,
	2011	2010	2010
	(dollars in millions)

Non-Performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming (i.e.; less than three monthly payments past due)	$42,156	$26,612	$22,526
Seriously delinquent	10,509	3,144	2,239
Multifamily TDRs(2)	1,045	911	343

Total TDRs	53,710	30,667	25,108
Other single-family non-performing loans(3)	65,179	84,272	86,443
Other multifamily non-performing loans(4)	1,853	1,750	1,580

Total non-performing mortgage loans — on balance sheet	120,742	116,689	113,131

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,237	1,450	1,538
Multifamily loans	294	198	177

Total non-performing mortgage loans — off-balance sheet	1,531	1,648	1,715

Real estate owned, net	5,630	7,068	7,511

Total non-performing assets	$127,903	$125,405	$122,357

Loan loss reserves as a percentage of our non-performing mortgage loans	32.5%	33.7%	33.6%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.6%	6.4%	6.2%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of September 30, 2011, approximately $1.0 billion in UPB of these loans were current.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.7 billion, $1.6 billion, and $1.3 billion of UPB were current at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

The amount of non-performing assets increased to $127.9 billion as of September 30, 2011, from $125.4 billion at December 31, 2010, primarily due to an increase in single-family loans classified as TDRs. However, during the nine months ended September 30, 2011, there was a decline in the rate at which loans transitioned into serious delinquency. Our serious delinquency rate has remained high compared to historical levels due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and challenges faced by servicers in processing large volumes of problem loans. The UPB of loans categorized as TDRs increased to $53.7 billion at September 30, 2011 from $30.7 billion at December 31, 2010, largely due to a continued high volume of loan modifications during the nine months ended September 30, 2011 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. TDRs during the third quarter of 2011 include HAMP and non-HAMP loan modifications as well as trial period modifications and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about our implementation of new accounting guidance on classification of loans as TDRs in the third quarter of 2011. In recent periods, our non-HAMP modifications comprised a greater portion of our completed loan modification volume and the volume of HAMP modifications declined. We expect this trend to continue in 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels into 2012.

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

78	Freddie Mac

Table 44 — REO Activity by Region(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(number of properties)

REO Inventory
Beginning property inventory	60,618	62,190	72,093	45,052
Adjustment to beginning balance(2)	—	—	—	1,340
Properties acquired by region:
Northeast	1,705	3,673	5,111	9,403
Southeast	6,475	11,301	16,340	28,929
North Central	6,527	8,759	19,307	24,077
Southwest	3,274	4,442	9,775	11,133
West	6,404	10,881	23,360	29,597

Total properties acquired	24,385	39,056	73,893	103,139

Properties disposed of by region:
Northeast	(1,914)	(2,263)	(7,002)	(6,405)
Southeast	(5,921)	(7,450)	(22,675)	(19,586)
North Central	(5,870)	(5,783)	(19,963)	(16,618)
Southwest	(3,116)	(2,688)	(10,135)	(7,832)
West	(8,566)	(8,152)	(26,595)	(24,180)

Total properties disposed of	(25,387)	(26,336)	(86,370)	(74,621)

Ending property inventory	59,616	74,910	59,616	74,910

(1)	See endnote (8) to “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting guidance for consolidation of VIEs on January 1, 2010.

Our REO property inventory declined 17% from December 31, 2010 to September 30, 2011, primarily due to a decline in the volume of single-family foreclosures caused by delays in the foreclosure process, including delays related to concerns about the foreclosure process, combined with continued strong levels of REO disposition activity during the period. The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years due to temporary suspensions, delays, and other factors. The nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 516 days and 472 days for foreclosures completed during the three months ended September 30, 2011 and 2010, respectively.

We expect the pace of our REO acquisitions will continue to be affected by delays in the foreclosure process into 2012. However, we expect the volume of our REO acquisitions will likely remain elevated, in part due to the resumption earlier in the year of foreclosure activity by servicers following the suspensions over concerns about documentation practices. We have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during the next few quarters as our servicers work through their foreclosure-related issues. This inventory of seriously delinquent loans arose due to various factors and events that have lengthened the problem loan resolution process and delayed the transition of such loans to a workout or foreclosure transfer (and then, to REO). These factors and events include the effect of HAMP, suspensions of foreclosure transfers, and the increasingly lengthy foreclosure process in many states.

Our single-family REO acquisitions during the nine months ended September 30, 2011 were most significant in the states of California, Michigan, Arizona, Georgia, and Florida, which collectively represented 44% of total REO acquisitions based on the number of properties. The states with the most properties in our REO inventory are Michigan and California. At September 30, 2011, our REO inventory in Michigan and California comprised 12% and 11%, respectively, of total REO property inventory, based on the number of properties.

We are limited in our REO disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. An increasing portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. This generally extends our holding period for up to three additional months. As of September 30, 2011 and December 31, 2010, approximately 31% and 28%, respectively, of our REO property inventory was not marketable due to the above conditions. Our temporary suspension of certain REO sales during the fourth quarter of 2010 (for up to three months) due to concerns about deficiencies in foreclosure documentation practices also caused the holding period to increase. Primarily for these reasons, the average holding period of our REO property increased in recent periods, though it varies significantly in different states. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average

79	Freddie Mac

holding period associated with our REO dispositions during the nine months ended September 30, 2011 and 2010 was 201 days and 151 days, respectively. As of September 30, 2011 and December 31, 2010, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 8.2% and 3.4%, respectively. We continue to actively market these properties through our established initiatives. All of these factors have resulted in an increase in the aging of our inventory.

The composition of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 4% and 6%, respectively, at September 30, 2011 and was 8% on a combined basis. The percentage of our REO acquisitions in the nine months ended September 30, 2011 that had been secured by either of these loan types represented approximately 31% of our total REO acquisitions, based on loan amount prior to acquisition.

On August 10, 2011, FHFA, in consultation with Treasury and HUD, announced a request for information seeking input on new options for sales and rentals of single-family REO properties held by Freddie Mac, Fannie Mae and FHA. According to the announcement, the objective of the request for information is to help address current and future REO inventory. The request for information solicited alternatives for maximizing value to taxpayers and increasing private investment in the housing market, including approaches that support rental and affordable housing needs. It is too early to determine the impact this initiative may have on the levels of our REO property inventory, the process for disposing of REO property or our REO operations expense.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. Table 45 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

80	Freddie Mac

Table 45 — Credit Loss Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in millions)

REO
REO balances, net:
Single-family	$5,539	$7,420	$5,539	$7,420
Multifamily	91	91	91	91

Total	$5,630	$7,511	$5,630	$7,511

REO operations (income) expense:
Single-family	$226	$337	$518	$452
Multifamily	(5)	—	(13)	4

Total	$221	$337	$505	$456

Charge-offs
Single-family:
Charge-offs, gross(1)(including $3.7 billion, $4.8 billion, $11.0 billion, and $12.6 billion relating to loan loss reserves, respectively)	$3,823	$4,936	$11,347	$12,967
Recoveries(2)	(609)	(1,057)	(2,093)	(2,445)

Single-family, net	$3,214	$3,879	$9,254	$10,522

Multifamily:
Charge-offs, gross(1) (including $8 million, $23 million, $49 million, and $68 million relating to loan loss reserves, respectively)	$16	$23	$57	$68
Recoveries(2)	—	—	—	—

Multifamily, net	$16	$23	$57	$68

Total Charge-offs:
Charge-offs, gross(1)(including $3.7 billion, $4.8 billion, $11.1 billion, and $12.6 billion relating to loan loss reserves, respectively)	$3,839	$4,959	$11,404	$13,035
Recoveries(2)	(609)	(1,057)	(2,093)	(2,445)

Total Charge-offs, net	$3,230	$3,902	$9,311	$10,590

Credit losses(3)
Single-family	$3,440	$4,216	$9,772	$10,974
Multifamily	11	23	44	72

Total	$3,451	$4,239	$9,816	$11,046

Total (in bps)(4)	72.1	86.5	68.0	74.8

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income and comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of income and comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternative transactions. Single-family charge-offs, gross, for the three and nine months ended September 30, 2011 were $3.8 billion and $11.3 billion, respectively, compared to $4.9 billion and $13.0 billion for the three and nine months ended September 30, 2010, respectively. Our net charge-offs in the three and nine months ended September 30, 2011 remained elevated, but reflect suppression of activity due to delays in the foreclosure process. We expect our charge-offs and credit losses to remain high in the remainder of 2011 and may increase in 2012, due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues and because market conditions, such as home prices and the rate of home sales, continue to remain weak.

Our credit losses during the three months ended September 30, 2011 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 58% and 61% of our total credit losses in the three and nine months ended September 30, 2011, respectively. California accounted for 16% of loans in our single-family credit guarantee

81	Freddie Mac

portfolio as of September 30, 2011. In addition, although Alt-A loans comprised approximately 6% of our single-family credit guarantee portfolio at both September 30, 2011 and December 31, 2010, respectively, these loans accounted for approximately 28% and 29% of our credit losses for the three and nine months ended September 30, 2011, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. As shown in Table 46, our credit loss sensitivity declined in the third quarter of 2011, primarily due to the effects of a decline in mortgage interest rates, which affected recent and future expectations of refinancing activity.

Table 46 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)

At:
September 30, 2011	$8,824	49.5 bps	$8,229	46.1 bps
June 30, 2011	$10,203	56.5 bps	$9,417	52.2 bps
March 31, 2011	$9,832	54.2 bps	$8,999	49.6 bps
December 31, 2010	$9,926	54.9 bps	$9,053	50.0 bps
September 30, 2010	$9,099	49.5 bps	$8,187	44.6 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

We may face increased operational risk due to the requirement that we and Fannie Mae align certain single-family mortgage servicing practices for non-performing loans. On April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae. Implementing this servicing alignment initiative has become a top priority for the company, but may pose significant short-term operational challenges in data management and place additional strain on existing systems, processes, and key resources, particularly if the requirements were to change or new requirements were to be imposed on servicers whether through government directives or servicer settlements with the state attorneys general. See “Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts” for more information. There also have been a number of other regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices. The servicing model for single-family mortgages may face further significant changes in the future. As a result, we may be required to make additional significant changes to our practices, which could further increase our operational risk. See “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices” for more information.

Our business decision-making, risk management, and financial reporting are highly dependent on our use of models. In recent periods, external market factors have increasingly contributed to a growing risk associated with the use of these models. For example, certain economic events or the implementation of government policies could create increased model uncertainty as models may not fully capture these events, which makes it more difficult to assess model performance and requires a higher degree of management judgment. We have taken certain actions to mitigate this risk to the extent possible, including additional efforts in the area of model oversight and governance pertaining to clarifying roles, aligning model resources, and providing more transparency to management over model issues and changes.

Our risks related to employee retention are high. We have experienced elevated levels of voluntary turnover, and expect this trend to continue as the public debate regarding the future role of the GSEs continues. This has led to

82	Freddie Mac

concerns about staffing inadequacies and management depth. A number of senior officers left the company in 2011, including our Chief Operating Officer, our Executive Vice President — Single-Family Credit Guarantee, our Executive Vice President — Investments and Capital Markets and Treasurer, our Executive Vice President — Multifamily, our Senior Vice President — Operations & Technology, our Executive Vice President — General Counsel & Corporate Secretary, and our Executive Vice President — Chief Credit Officer. In addition, our Senior Vice President — Interim General Counsel & Corporate Secretary will be leaving the company in November 2011. Because we have maintained succession plans for our senior management positions, we were able to fill some of these senior management positions quickly, or eliminated them through reorganizations. However, we may not be able to continue to do so in the future. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, and compliance expertise and capabilities.

On October 26, 2011, FHFA announced that our Chief Executive Officer has expressed his desire to step down in the coming year, and that the Board and FHFA will be developing a succession plan.

We made two significant internal reorganizations during the second quarter of 2011, as we combined our Single-Family Credit Guarantee, Single-Family Portfolio Management, and Operations & Technology divisions into a new Single-Family Business and Information Technology division, and we merged our Credit Management division into our Enterprise Risk Management division. During the third quarter of 2011, we further reorganized our Single-Family Business and Information Technology division. In the near term, this change could increase our operational risk as employees become accustomed to new roles and responsibilities. Over time, we expect to realize expense efficiencies and improve our effectiveness and overall risk profile as a result of these changes.

Freddie Mac management has determined that current business recovery capabilities may not be effective in the event of a catastrophic regional business event and could result in a significant business disruption and inability to process transactions through normal business processes. While management has developed a remediation plan that will address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur. The remediation plan is designed to improve Freddie Mac’s ability to recover normal business operations during a regional business disruption, such as a terrorist event, natural disaster, loss of infrastructure services, denial of access, and/or a pandemic. For more information, see “RISK FACTORS — A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses” in our 2010 Annual Report.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2011, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. For additional information, see “CONTROLS AND PROCEDURES.”

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

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities;

83	Freddie Mac

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $1.5 billion in cash from Treasury during the third quarter of 2011 due to our negative net worth at June 30, 2011.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

As a result of the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit and market concerns regarding the potential for a downgrade in the credit rating of the U.S. government, in the beginning of the third quarter of 2011 we made a temporary change in the composition of our portfolio of liquid assets to more cash and overnight investments. On August 5, 2011, S&P lowered the long-term credit rating of the U.S. government to “AA+” from “AAA” and assigned a negative outlook to the rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. While this could adversely affect our liquidity, and the supply and cost of debt financing available to us in the future, we have not yet experienced such adverse effects. For more information, see “Other Debt Securities — Credit Ratings” and “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government” in our Quarterly Report on Form 10-Q for the second quarter of 2011.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, in the event we do not have access to the short- or long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. In the second quarter of 2011, we revised our liquidity management practices and policies such that they no longer require us to maintain a back-up core portfolio of liquid non-mortgage-related securities with a market value of $10 billion. This requirement was no longer deemed to be necessary due to improvements in our ability to forecast cash flows. Our remaining liquidity management policies include the requirement to maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days. For a discussion of our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management” in our 2010 Annual Report.

Throughout the third quarter of 2011, we complied with all requirements under our liquidity management policies. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs is invested in short-term assets with a rating of A-1/P-1 or AAA or is issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

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

84	Freddie Mac

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

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The costs of our debt funding could also increase due to the downgrades discussed above or in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at September 30, 2011, our aggregate funding received from Treasury under the Purchase Agreement will increase to $71.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. In addition, we are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below.

For more information on these actions, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2010 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at September 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.6 billion to $7.2 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.6 billion in cash on the senior preferred stock on September 30, 2011 at the direction of our Conservator. Through September 30, 2011, we paid aggregate cash dividends to Treasury of $14.9 billion, an amount equal to 23% of our aggregate draws received under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived in the future. Treasury has waived the fee for all quarters of 2011, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

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

85	Freddie Mac

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three and nine months ended September 30, 2011, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 27% of outstanding other debt at September 30, 2011 as compared to 28% at both December 31, 2010 and June 30, 2011.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $972 billion in 2011 and will decline to $874.8 billion in 2012. As of September 30, 2011, we estimate that the par value of our aggregate indebtedness totaled $689.9 billion, which was approximately $282.1 billion below the applicable debt cap. As of December 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $728.2 billion, which was approximately $351.8 billion below the then applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 47 summarizes the par value of other debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2011 and 2010.

Table 47 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$115,723	$124,526	$323,769	$381,460
Medium-term notes — callable	—	1,500	—	1,500
Medium-term notes — non-callable(2)	—	—	450	1,065

Total other short-term debt	115,723	126,026	324,219	384,025
Other long-term debt:
Medium-term notes — callable	52,965	52,687	124,012	179,383
Medium-term notes — non-callable	18,408	12,825	66,065	64,025
U.S. dollar Reference Notes® securities — non-callable	15,000	9,000	33,000	26,500

Total other long-term debt	86,373	74,512	223,077	269,908

Total other debt issued	$202,096	$200,538	$547,296	$653,933

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $0.5 billion and $1.1 billion of medium-term notes — non-callable issued for the nine months ended September 30, 2011 and 2010, respectively, which were accounted for as debt exchanges. No such debt exchanges were included in the three month periods.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

Table 48 provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three and nine months ended September 30, 2011 and 2010.

Table 48 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$259	$—	$259	$262
Repurchases of outstanding medium-term notes	3,915	—	7,683	4,054
Calls of callable medium-term notes	59,080	78,384	144,612	217,118
Exchanges of medium-term notes	—	—	450	1,065

(1)	Excludes debt securities of consolidated trusts held by third parties.

86	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 49 indicates our credit ratings as of October 21, 2011.

Table 49 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AA+/Negative	Aaa/Negative	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A/Negative	Aa2/Negative	AA-
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

On August 2, 2011, President Obama signed the Budget and Control Act of 2011 which raised the U.S. government’s statutory debt limit. The raising of the statutory debt limit and details outlined in the legislation to reduce the deficit resulted in the following rating actions on our debt ratings and the ratings of the U.S. government.

•	On August 2, 2011, Moody’s confirmed our senior long-term debt and subordinated debt ratings and assigned a negative outlook to the ratings. This action accompanied Moody’s confirmation of the U.S. government’s long-term credit rating and assignment of a negative outlook to the rating.

•	On August 5, 2011, S&P lowered the long-term credit rating of the United States to “AA+” from “AAA” and affirmed the short-term rating of “A-1+.” S&P also assigned a negative outlook to the U.S. government’s long-term credit rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating.

•	On August 16, 2011, Fitch affirmed our senior long-term debt rating, as well as our short-term debt, subordinated debt, and preferred stock debt ratings, with a stable outlook. This action followed Fitch’s affirmation of the U.S. government’s long-term credit rating with a stable outlook. Fitch noted that, by the end of 2011, it will review its fiscal projections in light of the outcome of the deliberations of the Joint Select Committee (formed as a result of the Budget and Control Act of 2011) due on November 23, 2011, as well as its near and medium-term economic outlook for the U.S. Fitch indicated that an upward revision to its medium to long-term projections for public debt as a result of weaker than expected economic recovery or the failure of the Joint Select Committee to reach an agreement on at least $1.2 trillion of deficit-reduction measures would likely result in a negative rating action. The rating action would most likely be a revision of the rating outlook to negative.

For information about factors that could lead to future ratings actions and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business. Our business could also be adversely affected if there is a downgrade in the credit ratings of the U.S. government or a payment default by the U.S. government” in our Quarterly Report on Form 10-Q for the second quarter of 2011.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $49.6 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2011. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2011, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

87	Freddie Mac

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

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings — Results — Investments” for more information.

Cash Flows

Our cash and cash equivalents decreased $18.8 billion to $18.2 billion during the nine months ended September 30, 2011 and decreased $36.8 billion to $27.9 billion during the nine months ended September 30, 2010. Cash flows provided by operating activities during the nine months ended September 30, 2011 and 2010 were $9.4 billion and $10.4 billion, respectively, primarily driven by net interest income. Cash flows provided by investing activities during the nine months ended September 30, 2011 and 2010 were $263.6 billion and $244.5 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the nine months ended September 30, 2011 and 2010 were $291.8 billion and $291.6 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties.

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. To address our net worth deficit of $6.0 billion at September 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $6.0 billion, and will request that we receive these funds by December 31, 2011. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2010 Annual Report for additional information on mandatory receivership. See also “RISK FACTORS — If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership” in our Quarterly Report on Form 10-Q for the second quarter of 2011.

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

88	Freddie Mac

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding the fair value hierarchy and measurements and validation processes, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2010 Annual Report.

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

Our Level 3 fair value measurements (i.e., valued using significant inputs that are unobservable) primarily consist of non-agency mortgage-related securities. The market for non-agency mortgage-related securities continued to be illiquid during the third quarter of 2011, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the non-agency mortgage-related securities we value using dealers and pricing services, we obtain multiple independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of the processes they use to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third-party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes.

Table 50 below summarizes our assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

Table 50 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	September 30, 2011		December 31, 2010
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$216,584	28%	$232,634	30%
Trading, at fair value	55,298	5	60,262	5
Mortgage loans:
Held-for-sale, at fair value	6,275	100	6,413	100
Derivative assets, net(1)	295	—	143	—
Other assets:
Guarantee assets, at fair value	674	100	541	100

Total assets carried at fair value on a recurring basis(1)	$279,126	23	$299,993	25

Liabilities:
Debt securities recorded at fair value	$3,291	—%	$4,443	—%
Derivative liabilities, net(1)	329	—	1,209	3

Total liabilities carried at fair value on a recurring basis(1)	$3,620	—	$5,652	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

89	Freddie Mac

Changes in Level 3 Recurring Fair Value Measurements

At September 30, 2011 and December 31, 2010, we measured and recorded at fair value on a recurring basis, assets of $71.2 billion and $79.8 billion, respectively, or approximately 23% and 25% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at September 30, 2011 primarily consist of non-agency mortgage-related securities. At September 30, 2011 and December 31, 2010, we also measured and recorded at fair value on a recurring basis, Level 3 derivative liabilities of $0.1 billion and $0.8 billion, or less than 1% and 2%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting.

During the three and nine months ended September 30, 2011, the fair value of our Level 3 assets decreased due to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) the widening of OAS levels on these securities. During the three and nine months ended September 30, 2011, we had a net transfer into Level 3 assets of $98 million and $94 million, respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

See “NOTE 18: FAIR VALUE DISCLOSURES — Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk.”

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

90	Freddie Mac

Discussion of Fair Value Results

Table 51 summarizes the change in the fair value of net assets for the nine months ended September 30, 2011 and 2010.

Table 51 — Summary of Change in the Fair Value of Net Assets

	Nine Months Ended
	September 30,
	2011	2010
	(in billions)

Beginning balance	$(58.6)	$(62.5)
Changes in fair value of net assets, before capital transactions	(7.0)	(2.3)
Capital transactions:
Dividends and share issuances, net(1)	(2.9)	8.3

Ending balance	$(68.5)	$(56.5)

(1)	Includes the funds received from Treasury of $2.0 billion and $12.4 billion for the nine months ended September 30, 2011 and 2010, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the nine months ended September 30, 2011, the fair value of net assets, before capital transactions, decreased by $7.0 billion, compared to a $2.3 billion decrease during the nine months ended September 30, 2010. The decrease in the fair value of net assets, before capital transactions, during the nine months ended September 30, 2011, was primarily due to a decrease in the fair value of our single-family loans due to a decline in seasonally adjusted home prices and a continued weak credit environment, as well as unrealized losses from the widening of OAS levels on our non-agency mortgage-related securities and CMBS securities. The decrease in fair value was partially offset by a tightening of OAS levels on our agency securities and high estimated core spread income.

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

Securitization Activities and Other Guarantee Commitments

We have off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities. Our off-balance sheet arrangements related to these securitization activities primarily consisted of: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off-balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Therefore, our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $54.5 billion and $43.9 billion at September 30, 2011 and December 31, 2010, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced from historical levels due to accounting guidance for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report and “NOTE 9: FINANCIAL GUARANTEES” in this Form 10-Q for more information on our off-balance sheet securitization activities and other guarantee commitments.

91	Freddie Mac

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

Other Agreements

We own an interest in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” for additional information related to our variable interests in these VIEs.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to our mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $262.7 billion, and $220.7 billion in notional value at September 30, 2011 and December 31, 2010, respectively.

In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report for further information.

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

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, the servicing alignment initiative, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the

92	Freddie Mac

“RISK FACTORS” sections of this Form 10-Q, our 2010 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2011, and:

•	the actions FHFA, Treasury, the Federal Reserve, the Obama Administration, Congress, and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

•	our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions taken to implement the Obama Administration’s plan to reform the housing finance system, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•	the scope of the recently expanded HARP program and our various other initiatives designed to help in the housing recovery (including the extent to which borrowers participate in the MHA Program and new non-HAMP standard loan modification initiative), and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products, and restrictions on our ability to offer new products or engage in new activities;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

93	Freddie Mac

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting or servicing requirements (including servicing alignment efforts under the servicing alignment initiative), our practices with respect to the disposition of REO properties, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, in our 2010 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2011;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA, then OFHEO, that updated these commitments and set forth a process for implementing them. A copy of the letters between us and OFHEO dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our web site at www.freddiemac.com/investors/sec_filings/index.html.

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports. For the nine months ended September 30, 2011, our duration gap averaged zero months, PMVS-L averaged $390 million and PMVS-YC averaged $22 million. Our 2011 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

94	Freddie Mac

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

On September 19, 2011, the Acting Director of FHFA stated that he would anticipate Freddie Mac and Fannie Mae will continue the gradual process of increasing guarantee fees. He stated this will not happen immediately but should be expected in 2012. President Obama’s Plan for Economic Growth and Deficit Reduction, announced on September 19, 2011, contained a proposal to increase the guarantee fees charged by Freddie Mac and Fannie Mae by ten basis points. We cannot currently predict the extent to which our business will be impacted by the potential increase in guarantee fees. In addition, as discussed below in “Conforming Loan Limits,” the temporary high-cost area loan limits expired on September 30, 2011.

We cannot predict the extent to which the other recommendations will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

Changes to the Home Affordable Refinance Program

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgage is owned or guaranteed by the GSEs while reducing risk for the GSEs and bringing a measure of stability to housing markets. The revisions to HARP enable us to expand the assistance we provide to homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.

The revisions to HARP will continue to be available to borrowers with loans that were sold to the GSEs on or before May 31, 2009 and who have current LTV ratios above 80%. The program enhancements include:

•	eliminating certain risk-based fees for borrowers who refinance into shorter-term mortgages and lowering fees for other borrowers;

•	removing the current 125% LTV ceiling for fixed-rate mortgages backed by the GSEs;

•	waiving certain representations and warranties that lenders commit to in making loans owned or guaranteed by the GSEs;

•	eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the GSEs; and

•	extending the end date for HARP until December 31, 2013.

95	Freddie Mac

The October 24, 2011 announcement stated that the GSEs will issue guidance with operational details about the HARP changes to mortgage lenders and servicers by November 15, 2011. We are working collectively with FHFA and Fannie Mae on several operational details of the program. We are also waiting to receive details from FHFA regarding the fees that we may charge associated with the refinancing program. Since industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers and other market participants modify their processes. At this time we do not know how many eligible borrowers are likely to refinance under the program.

The recently announced revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinances strengthen the borrowers’ capacity to repay their mortgages and, in some cases, reduce the terms of their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, with our release of certain representations and warranties to lenders, credit losses associated with loans identified with defects will not be recaptured through loan buybacks. We could also experience declines in the fair values of certain agency mortgage-related security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. As a result, we cannot currently estimate these impacts until more details about the program and the level of borrower participation can be reasonably assured. See “RISK FACTORS — The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition” for additional information.

Legislation Related to Reforming Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Obama Administration and Congress, and there are likely to be significant changes beyond the near-term. Since July 2011, there have not been any significant developments with respect to legislation related to reforming Freddie Mac and Fannie Mae.

A number of bills were introduced in the Senate and House in 2011 concerning the future state of Freddie Mac and Fannie Mae. Several of these bills take a comprehensive approach that would wind down Freddie Mac and Fannie Mae (or completely restructure the companies), while other bills would revise the companies’ operations in a limited manner. While there have not been any significant developments with respect to these bills since July 2011, Congress continues to hold hearings related to the long-term future of housing finance including the role of Freddie Mac and Fannie Mae. For more information on these bills, see “MD&A — LEGISLATIVE AND REGULATORY DEVELOPMENTS — Legislation Related to Reforming Freddie Mac and Fannie Mae” in our Form 10-Q for the second quarter of 2011.

On October 27, 2011, the Chairman of the House Financial Services Subcommittee on Capital Markets and Government Sponsored Enterprises announced a proposal that would reform the secondary mortgage market by facilitating continued standardization and uniformity of mortgage securitization, ensuring legal certainty, and providing additional transparency and disclosure. The proposal is intended to promote private investment in the U.S. mortgage market without a government guarantee. We expect the Chairman will introduce legislation to implement the proposal.

We expect additional legislation relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress; however, we cannot predict whether or when any such legislation will be enacted.

Some of the bills introduced in 2011, if enacted, would materially affect the role of the company, our business model and our structure, and could have an adverse effect on our financial results and operations as well as our ability to retain and recruit management and other valuable employees. Under several of the bills, our charter would be revoked and/or we would be wound down or placed into receivership. Such legislation could impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent an explicit guarantee of our existing and ongoing liabilities by the U.S. government. A number of the other bills introduced in 2011 would adversely affect our ability to conduct business under our current business model, including by subjecting us to new requirements that could increase costs, reduce revenues and limit or prohibit current business activities.

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

96	Freddie Mac

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

Developments since the end of the second quarter of 2011 with respect to rulemakings that may have a significant impact on Freddie Mac include the following:

•	Designation of systemically important nonbank financial companies — The Financial Stability Oversight Council, or FSOC, released a proposed rule and guidance that describe the processes and procedures that the FSOC intends to follow in making a determination that a nonbank financial company is systemically important. Pursuant to the Dodd-Frank Act, the FSOC may designate a nonbank financial company to be subject to the supervision of the Federal Reserve Board and subject to additional prudential standards if the FSOC determines that material financial distress at the nonbank financial company, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the company, could pose a threat to the financial stability of the United States. If Freddie Mac is designated as a systemically important nonbank financial company under the standards ultimately adopted by the FSOC, we could be subject to additional oversight and prudential standards.

•	Resolution Plans — The Federal Reserve Board and the FDIC have approved a final rule to implement a requirement under the Dodd-Frank Act that requires large bank holding companies and systemically important nonbank financial companies to submit annual resolution plans to the Federal Reserve and the FDIC. Resolution plans must describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress, and must include a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take during resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems. If we are designated as a systemically important nonbank financial company under the standards ultimately adopted by the FSOC, we will be required to submit annual resolution plans pursuant to the requirements of this rule.

•	Derivatives Rulemakings — The Chairman of the Commodity Futures Trading Commission announced on September 8, 2011 that numerous proposed derivatives rules likely will not be finalized until the first quarter of 2012, including rules relating to capital and margin requirements, client clearing documentation and risk management, and swap execution facilities. When finalized, these rules may have a significant impact on our derivatives trading activities.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2010 Annual Report.

SEC Regulation on Disclosure for Asset-Backed Securities

On January 20, 2011, the SEC adopted Rule 15Ga-1, which requires issuers of asset-backed securities to disclose specified information concerning fulfilled and unfulfilled repurchase requests relating to the assets backing such securities, including certain historical information. This disclosure will first be required to be reported by February 14, 2012 (containing information covering the three year period ended December 31, 2011), with subsequent filings due each quarter thereafter.

We currently believe compliance with the disclosure requirements of this new rule will likely present significant operational challenges for us. Since Rule 15Ga-1 was adopted by the SEC in January 2011, we have been assessing its requirements to determine how we will comply with the Rule and complete Form ABS-15G, which is the report securitizers are required to file. In many cases, our existing systems may not collect the data required to be disclosed under the Rule in the form required by Form ABS-15G. We have devoted substantial resources to examining our systems and operations, and developing internal requirements and software in order to file with the SEC by February 14, 2012.

Conforming Loan Limits

On September 30, 2011, the temporary high-cost area loan limits established by Congress for certain high-cost areas were permitted to expire. Accordingly, the permanent high-cost area loan limits set out in the Reform Act apply with respect to loans originated on or after October 1, 2011 in high-cost areas. Congress has been considering legislation that

97	Freddie Mac

would re-establish higher temporary loan limits for higher-cost areas, however, we cannot predict whether or when such legislation will be enacted.

Developments Concerning Single-Family Servicing Practices

There have been a number of regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below. These developments caused delays in the foreclosure process for single-family mortgages, which caused the volume of our single-family REO acquisitions to be less than it otherwise would have been. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers as a result of these developments could expose Freddie Mac to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so. The regulatory developments and changes include the following:

•	On April 13, 2011, the OCC, the Federal Reserve, the FDIC, and the Office of Thrift Supervision entered into consent orders with 14 large servicers regarding their foreclosure and loss mitigation practices. These institutions service the majority of the single-family mortgages we own or guarantee. The consent orders require the servicers to submit comprehensive action plans relating to, among other items, use of foreclosure documentation, staffing of foreclosure and loss mitigation activities, oversight of third parties, use of the Mortgage Electronic Registration System, or the MERS System, and communications with borrowers. We will not be able to assess the impact of these actions on our business until the servicers’ comprehensive action plans are publicly available.

•	On April 28, 2011, FHFA announced a new set of aligned standards for servicing delinquent mortgages owned or guaranteed by Freddie Mac and Fannie Mae. We implemented most aspects of this initiative effective October 1, 2011. We have also implemented a new standard modification initiative that will replace our existing non-HAMP modification program beginning January 1, 2012. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts.” FHFA has also directed us and Fannie Mae to work on a joint initiative to consider alternatives for future mortgage servicing structures and servicing compensation. The development of further alternatives could impact our ability to conduct current initiatives. On September 27, 2011, FHFA announced that it is seeking public comment on two alternative mortgage servicing compensation structures detailed in a discussion paper. One proposal would establish a reserve account within the current servicing compensation structure. The other proposal would create a new fee for service compensation structure (i.e., a flat per-loan fee).

•	On June 30, 2011, the OCC issued Supervisory Guidance regarding the OCC’s expectations for the oversight and management of mortgage foreclosure activities by national banks. The Supervisory Guidance contains several elements from the consent orders with the 14 major servicers that will now be applied to all national banks. In the Supervisory Guidance, the OCC directed all national banks to conduct a self-assessment of foreclosure management practices by September 30, 2011. Additionally, the Guidance sets forth foreclosure management standards that mirror the broad categories of the servicing guidelines contained in the consent orders. During Congressional testimony on July 7, 2011, an OCC official indicated that there is an active interagency effort under way to develop comprehensive, nationally applicable mortgage servicing standards, and that this effort involves federal bank regulatory agencies, HUD and FHFA.

•	A group consisting of state attorneys general and state bank and mortgage regulators is in discussions with a number of large seller/servicers concerning a global settlement of certain issues related to mortgage servicing practices. It has been reported that this settlement could include changes to mortgage servicing practices.

•	On July 21, 2011, new MERS membership rules with respect to the foreclosure of mortgages registered on the MERS System were adopted. Subject to certain limited exceptions, these rules require the assignment of a mortgage out of MERS’ name prior to the initiation of foreclosure or certain other legal proceedings. This may further extend Freddie Mac’s foreclosure timelines.

•	Several localities have adopted ordinances that would expand the responsibilities and liability for registering and maintaining vacant properties to servicers and assignees. These laws could significantly expand mortgage costs and liabilities in those areas.

98	Freddie Mac

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

In addition, it is more difficult to measure and manage the interest rate risk related to mortgage assets as risk for prepayment model error remains high due to uncertainty regarding default rates, unemployment, loan modification, and the volatility and impact of home price movements on mortgage durations. Mis-estimation of prepayments could result in hedging-related losses.

99	Freddie Mac

Duration Gap and PMVS Results

Table 52 provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and nine months ended September 30, 2011 and 2010. Table 52 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. As shown in Table 52, the PMVS-L results based on both 50 basis point and 100 basis point shifts in the LIBOR curve as of September 30, 2011 were significantly lower than corresponding amounts as of December 31, 2010 due to a low mortgage interest rate environment that resulted in a lower convexity on our mortgage portfolio.

Table 52 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
September 30, 2011	$13	$29	$49
December 31, 2010	$35	$588	$1,884

	Three Months Ended September 30,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	(0.1)	$21	$304	0.1	$26	$91
Minimum	(0.8)	$—	$—	(0.2)	$1	$—
Maximum	0.5	$77	$514	0.6	$83	$321
Standard deviation	0.3	$18	$136	0.2	$18	$86

	Nine Months Ended September 30,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	(0.1)	$22	$390	0.0	$22	$325
Minimum	(1.0)	$—	$—	(0.7)	$—	$—
Maximum	0.6	$77	$721	0.7	$83	$668
Standard deviation	0.3	$15	$121	0.3	$17	$190

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 53 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 53 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
September 30, 2011	$1,612	$29	$(1,583)
December 31, 2010	$3,614	$588	$(3,026)

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

100	Freddie Mac

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continued weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. As noted below, we also consider this situation to be a continuing material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2011

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A number of senior officers have left the company since June 30, 2011, including Michael C. May, Executive Vice President — Multifamily, Joseph A. Rossi, Senior Vice President — Operations & Technology, Robert E. Bostrom, Executive Vice President — General Counsel & Corporate Secretary, and Raymond G. Romano, Executive Vice President — Chief Credit Officer. In addition, John R. Dye, Senior Vice President — Interim General Counsel & Corporate Secretary will be leaving the company in November 2011. Because we have maintained succession plans for our senior management positions, we were able to fill some of these senior management positions quickly, or eliminated them through reorganizations. However, we may not be able to continue to do so in the future. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, financial reporting, and compliance expertise and capabilities.

On October 26, 2011, FHFA announced that Charles E. Haldeman Jr., Chief Executive Officer, has expressed his desire to step down in the coming year, and that the Board and FHFA will be developing a succession plan.

FHFA also announced on October 26, 2011, that two Board members, John Koskinen (Chairman) and Robert Glauber (Chairman, Governance and Nominating Committee), have reached the company’s mandatory retirement age and will be stepping down from the Board at the end of the current term in February 2012. In order to promote a smooth transition, FHFA announced that Christopher Lynch, currently Chairman of the Audit Committee, will assume the chairmanship of the Board effective at the December 2011 Board meeting. A third Board member, Laurence E. Hirsch, notified the company on October 18, 2011 that he will not seek re-election to the Board when his term expires.

During the third quarter of 2011, we further reorganized our Single-Family Business and Information Technology division. In the near term, this change could increase our operational risk as employees become accustomed to new roles and responsibilities. Over time, we expect this change will improve our effectiveness and overall risk profile.

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

We have not remediated the material weakness in internal control over financial reporting related to our disclosure controls and procedures as of September 30, 2011. Given the structural nature of this continued weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, review our SEC filings prior to filing, including this quarterly report on Form 10-Q, and engage in discussions regarding issues associated with the information contained in those filings.

101	Freddie Mac

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

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended September 30, 2011 have been prepared in conformity with GAAP.

102	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

103	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$19,140	$21,473	$58,986	$66,319
Unsecuritized	2,282	2,305	6,890	6,445

Total mortgage loans	21,422	23,778	65,876	72,764
Investments in securities	3,150	3,557	9,708	11,030
Other	8	48	60	115

Total interest income	24,580	27,383	75,644	83,909

Interest expense
Debt securities of consolidated trusts	(16,715)	(18,721)	(51,379)	(57,412)
Other debt	(3,072)	(4,145)	(9,970)	(13,212)

Total interest expense	(19,787)	(22,866)	(61,349)	(70,624)
Expense related to derivatives	(180)	(238)	(581)	(745)

Net interest income	4,613	4,279	13,714	12,540
Provision for credit losses	(3,606)	(3,727)	(8,124)	(14,152)

Net interest income (loss) after provision for credit losses	1,007	552	5,590	(1,612)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(310)	(66)	(212)	(160)
Gains (losses) on retirement of other debt	19	(50)	34	(229)
Gains (losses) on debt recorded at fair value	133	(366)	15	525
Derivative gains (losses)	(4,752)	(1,130)	(8,986)	(9,653)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(459)	(523)	(1,743)	(1,054)
Portion of other-than-temporary impairment recognized in AOCI	298	(577)	37	(984)

Net impairment of available-for-sale securities recognized in earnings	(161)	(1,100)	(1,706)	(2,038)
Other gains (losses) on investment securities recognized in earnings	(541)	(503)	(452)	(1,176)
Other income	814	569	1,400	1,604

Non-interest income (loss)	(4,798)	(2,646)	(9,907)	(11,127)

Non-interest expense
Salaries and employee benefits	(212)	(224)	(638)	(688)
Professional services	(73)	(72)	(193)	(220)
Occupancy expense	(14)	(16)	(44)	(47)
Other administrative expenses	(82)	(76)	(251)	(242)

Total administrative expenses	(381)	(388)	(1,126)	(1,197)
Real estate owned operations expense	(221)	(337)	(505)	(456)
Other expenses	(85)	(103)	(299)	(321)

Non-interest expense	(687)	(828)	(1,930)	(1,974)

Loss before income tax benefit	(4,478)	(2,922)	(6,247)	(14,713)
Income tax benefit	56	411	362	800

Net loss	(4,422)	(2,511)	(5,885)	(13,913)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(80)	3,781	2,764	12,524
Changes in unrealized gains (losses) related to cash flow hedge relationships	124	164	391	520
Changes in defined benefit plans	2	2	(6)	(6)

Total other comprehensive income, net of taxes and reclassification adjustments	46	3,947	3,149	13,038

Comprehensive income (loss)	(4,376)	1,436	(2,736)	(875)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$(4,376)	$1,436	$(2,736)	$(874)

Net loss	$(4,422)	$(2,511)	$(5,885)	$(13,913)
Less: Net loss attributable to noncontrolling interest	—	—	—	1

Net loss attributable to Freddie Mac	(4,422)	(2,511)	(5,885)	(13,912)
Preferred stock dividends	(1,618)	(1,558)	(4,840)	(4,146)

Net loss attributable to common stockholders	$(6,040)	$(4,069)	$(10,725)	$(18,058)

Loss per common share:
Basic	$(1.86)	$(1.25)	$(3.30)	$(5.56)
Diluted	$(1.86)	$(1.25)	$(3.30)	$(5.56)
Weighted average common shares outstanding (in thousands):
Basic	3,244,496	3,248,794	3,245,473	3,249,753
Diluted	3,244,496	3,248,794	3,245,473	3,249,753

The accompanying notes are an integral part of these consolidated financial statements.

104	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$18,174	$37,012
Restricted cash and cash equivalents (includes $25,180 and $7,514, respectively, related to our consolidated VIEs)	25,695	8,111
Federal funds sold and securities purchased under agreements to resell (includes $- and $29,350, respectively, related to our consolidated VIEs)	10,596	46,524
Investments in securities:
Available-for-sale, at fair value (includes $224 and $817, respectively, pledged as collateral that may be repledged)	216,584	232,634
Trading, at fair value	55,298	60,262

Total investments in securities	271,882	292,896
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $8,696 and $11,644, respectively)	1,611,580	1,646,172
Unsecuritized (net of allowances for loan losses of $30,848 and $28,047, respectively)	199,382	192,310

Total held-for-investment mortgage loans, net	1,810,962	1,838,482
Held-for-sale, at lower-of-cost-or-fair-value (includes $6,275 and $6,413 at fair value, respectively)	6,275	6,413

Total mortgage loans, net	1,817,237	1,844,895
Accrued interest receivable (includes $6,535 and $6,895, respectively, related to our consolidated VIEs)	8,327	8,713
Derivative assets, net	295	143
Real estate owned, net (includes $64 and $118, respectively, related to our consolidated VIEs)	5,630	7,068
Deferred tax assets, net	3,909	5,543
Other assets (Note 21) (includes $6,158 and $6,001, respectively, related to our consolidated VIEs)	10,591	10,875

Total assets	$2,172,336	$2,261,780

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,120 and $6,502, respectively, related to our consolidated VIEs)	$8,603	$10,286
Debt, net:
Debt securities of consolidated trusts held by third parties	1,488,036	1,528,648
Other debt (includes $3,291 and $4,443 at fair value, respectively)	674,421	713,940

Total debt, net	2,162,457	2,242,588
Derivative liabilities, net	329	1,209
Other liabilities (Note 21) (includes $3,636 and $3,851, respectively, related to our consolidated VIEs)	6,938	8,098

Total liabilities	2,178,327	2,262,181

Commitments and contingencies (Notes 9, 11, and 19)
Equity (deficit)
Senior preferred stock, at redemption value	66,179	64,200
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,718,089 shares and 649,179,789 shares outstanding, respectively	—	—
Additional paid-in capital	2	7
Retained earnings (accumulated deficit)	(73,489)	(62,733)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $10,646 and $10,740, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(6,914)	(9,678)
Cash flow hedge relationships	(1,848)	(2,239)
Defined benefit plans	(120)	(114)

Total AOCI, net of taxes	(8,882)	(12,031)
Treasury stock, at cost, 76,145,797 shares and 76,684,097 shares, respectively	(3,910)	(3,953)

Total equity (deficit)	(5,991)	(401)

Total liabilities and equity (deficit)	$2,172,336	$2,261,780

The accompanying notes are an integral part of these consolidated financial statements.

105	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding
				Senior
				Preferred	Preferred			Retained
	Senior			Stock, at	Stock, at	Common	Additional	Earnings		Treasury		Total
	Preferred	Preferred	Common	Redemption	Redemption	Stock, at	Paid-In	(Accumulated	AOCI, Net	Stock,	Noncontrolling	Equity
	Stock	Stock	Stock	Value	Value	Par Value	Capital	Deficit)	of Tax	at Cost	Interest	(Deficit)
	(in millions)

Balance as of December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(9,011)	(2,690)	—	(2)	(11,703)

Balance as of January 1, 2010	1	464	649	51,700	14,109	—	57	(42,932)	(26,338)	(4,019)	92	(7,331)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(13,912)	—	—	(1)	(13,913)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	13,038	—	—	13,038

Comprehensive income (loss)	—	—	—	—	—	—	—	(13,912)	13,038	—	(1)	(875)
Increase in liquidation preference	—	—	—	12,400	—	—	—	—	—	—	—	12,400
Stock-based compensation	—	—	—	—	—	—	20	—	—	—	—	20
Income tax benefit from stock- based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(66)	—	—	65	—	(1)
Noncontrolling interest purchase	—	—	—	—	—	—	(31)	—	—	—	(89)	(120)
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	23	(23)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,146)	—	—	—	(4,146)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at September 30, 2010	1	464	649	$64,100	$14,109	$—	$4	$(61,017)	$(13,300)	$(3,954)	$—	$(58)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(5,885)	—	—	—	(5,885)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	3,149	—	—	3,149

Comprehensive income (loss)	—	—	—	—	—	—	—	(5,885)	3,149	—	—	(2,736)
Increase in liquidation preference	—	—	—	1,979	—	—	—	—	—	—	—	1,979
Stock-based compensation	—	—	—	—	—	—	9	—	—	—	—	9
Income tax benefit from stock- based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(43)	—	—	43	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,840)	—	—	—	(4,840)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)

Ending balance at September 30, 2011	1	464	650	$66,179	$14,109	$—	$2	$(73,489)	$(8,882)	$(3,910)	$—	$(5,991)

The accompanying notes are an integral part of these consolidated financial statements.

106	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)

Cash flows from operating activities
Net loss	$(5,885)	$(13,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative losses	5,117	6,148
Asset related amortization — premiums, discounts, and basis adjustments	1,201	(34)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(686)	1,321
Net discounts paid on retirements of other debt	(627)	(1,750)
Net premiums received from issuance of debt securities of consolidated trusts	2,955	2,991
Losses on extinguishment of debt securities of consolidated trusts and other debt	178	389
Provision for credit losses	8,124	14,152
Losses on investment activity	1,537	2,816
Gains on debt recorded at fair value	(15)	(525)
Deferred income tax benefit	(46)	(594)
Purchases of held-for-sale mortgage loans	(9,553)	(5,117)
Sales of mortgage loans acquired as held-for-sale	10,283	5,637
Repayments of mortgage loans acquired as held-for-sale	29	15
Change in:
Accrued interest receivable	386	535
Accrued interest payable	(1,461)	(1,958)
Income taxes payable	(315)	(15)
Other, net	(1,824)	280

Net cash provided by operating activities	9,398	10,378

Cash flows from investing activities
Purchases of trading securities	(36,143)	(46,126)
Proceeds from sales of trading securities	28,742	9,259
Proceeds from maturities of trading securities	11,835	37,112
Purchases of available-for-sale securities	(9,548)	(1,792)
Proceeds from sales of available-for-sale securities	2,390	2,020
Proceeds from maturities of available-for-sale securities	25,742	33,917
Purchases of held-for-investment mortgage loans	(27,515)	(43,407)
Repayments of mortgage loans acquired as held-for-investment	245,323	272,141
(Increase) decrease in restricted cash	(17,584)	9,229
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	9,875	8,691
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	35,928	(30,445)
Derivative premiums and terminations and swap collateral, net	(5,445)	(6,114)
Purchase of noncontrolling interest	—	(23)

Net cash provided by investing activities	263,600	244,462

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	67,248	70,014
Repayments of debt securities of consolidated trusts held by third parties	(316,458)	(317,334)
Proceeds from issuance of other debt	799,561	884,074
Repayments of other debt	(839,290)	(936,416)
Increase in liquidation preference of senior preferred stock	1,979	12,400
Repurchase of REIT preferred stock	—	(100)
Payment of cash dividends on senior preferred stock	(4,840)	(4,146)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(37)	(96)

Net cash used in financing activities	(291,836)	(291,603)

Net decrease in cash and cash equivalents	(18,838)	(36,763)
Cash and cash equivalents at beginning of period	37,012	64,683

Cash and cash equivalents at end of period	$18,174	$27,920

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$64,837	$73,462
Net derivative interest carry	3,352	3,013
Income taxes	(1)	(191)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	206,328	220,435
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	206,328	220,435
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	—	196

The accompanying notes are an integral part of these consolidated financial statements.

107	Freddie Mac

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

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we purchase multifamily mortgage loans primarily for securitization. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE 15: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP and HARP, and through our non-HAMP workout and refinancing initiatives; (c) minimizing our credit losses; (d) maintaining the credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency.

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

108	Freddie Mac

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the three and nine months ended September 30, 2011. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2011 or to the trend of earnings. The cumulative effect, net of taxes, of the errors corrected during the three and nine months ended September 30, 2011 was $22 million and $2 million, respectively.

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

Recently Adopted Accounting Guidance

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

On July 1, 2011, we adopted an amendment to the accounting guidance related to the classification of loans as TDRs, which clarifies when a restructuring such as a loan modification is considered a TDR. This amendment clarifies the guidance regarding a creditor’s evaluation of whether a debtor is experiencing financial difficulty and whether a creditor has granted a concession to a debtor for purposes of determining if a restructuring constitutes a TDR.

Both single-family and multifamily loans that experience restructurings resulting in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. The amendment provides guidance to determine whether a borrower is experiencing financial difficulties, which is largely consistent with the guidance for debtors. As we had previously analogized to the guidance for debtors, this change does not have a significant impact on our determination of whether a borrower is experiencing financial difficulties. Pursuant to this amendment, a concession is deemed to have been granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed to have been granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower. We do not consider restructurings that result in a delay in payment that is insignificant to be a concession. We generally consider a delay in payment amount or timing that is three months or less to be insignificant. The amendment also specifies that a concession shall not be determined by comparing the borrower’s pre-restructuring effective interest rate to the post-restructuring effective interest rate. These changes result in a significant impact on our determination of whether a concession has been granted. Accordingly, a concession typically includes one or more of the following being granted to the borrower: (a) a trial period modification where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate; (b) a delay in payment that is more than insignificant; (c) a reduction in the contractual interest rate; (d) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; and (e) a reduction in the principal amount of the loan.

The amendment was effective for interim and annual periods beginning on or after June 15, 2011 and applied as of July 1, 2011 to restructurings occurring on or after January 1, 2011. As of September 30, 2011, the total recorded investment in loans identified as TDRs during the third quarter of 2011 which relate to modifications or agreements entered into between January 1, 2011 and June 30, 2011 was $7.5 billion, and the allowance for credit losses related to those loans was $1.7 billion. We recognized additional provision for credit losses of $0.2 billion during the third quarter of 2011 due to the population of restructurings occurring in the first half of 2011 that are now considered TDRs.

Please refer to “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further disclosures regarding our loan restructurings accounted for and disclosed as TDRs and for discussion regarding how modifications and other loss mitigation activities are factored into our allowance for loan losses.

109	Freddie Mac

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

110	Freddie Mac

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

111	Freddie Mac

agreements. These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations, and financial condition.

On September 19, 2011, the Acting Director of FHFA stated that he would anticipate Freddie Mac and Fannie Mae will continue the gradual process of increasing guarantee fees. He stated this will not happen immediately but should be expected in 2012. President Obama’s Plan for Economic Growth and Deficit Reduction, announced on September 19, 2011, contained a proposal to increase the guarantee fees charged by Freddie Mac and Fannie Mae by ten basis points. We cannot currently predict the extent to which our business will be impacted by the potential increase in guarantee fees. In addition, the temporary high-cost area loan limits expired on September 30, 2011.

We cannot predict the extent to which the other recommendations will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The revisions to HARP will continue to be available to borrowers with loans that were sold to the GSEs on or before May 31, 2009 and who have current LTV ratios above 80%.

The October 24, 2011 announcement stated that the GSEs will issue guidance with operational details about the HARP changes to mortgage lenders and servicers by November 15, 2011. We are working collectively with FHFA and Fannie Mae on several operational details of the program. We are also waiting to receive details from FHFA regarding the fees that we may charge associated with the refinancing program. Since industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers and other market participants modify their processes. At this time we do not know how many eligible borrowers are likely to refinance under the program.

The recently announced revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinances strengthen the borrowers’ capacity to repay their mortgages and, in some cases, reduce the terms of their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, with our release of certain representations and warranties to lenders, credit losses associated with loans identified with defects will not be recaptured through loan buybacks. We could also experience declines in the fair values of certain agency mortgage-related security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. As a result, we cannot currently estimate these impacts until more details about the program and the level of borrower participation can be reasonably assured.

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

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $810 billion as of December 31, 2010 and may not exceed $729 billion as of December 31, 2011. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $679.1 billion at September 30, 2011. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs.

112	Freddie Mac

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On March 31, 2011, we received $500 million in funding from Treasury under the Purchase Agreement relating to our quarterly net worth deficit at December 31, 2010. No cash was received from Treasury under the Purchase Agreement during the second quarter of 2011 due to our positive net worth at March 31, 2011. On September 30, 2011, we received $1.5 billion in funding from Treasury under the Purchase Agreement relating to our quarterly net worth deficit at June 30, 2011, which increased our aggregate liquidation preference of the senior preferred stock to $66.2 billion as of September 30, 2011.

•	On March 31, 2011, June 30, 2011 and September 30, 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our net worth deficit of $6.0 billion at September 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $6.0 billion, and will request that we receive these funds by December 31, 2011. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Following funding of the draw request related to our net worth deficit at September 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.6 billion to $7.2 billion, which exceeds our annual historical earnings in all but one period.

Through September 30, 2011, we paid $14.9 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for all quarters of 2011. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 3: CONSERVATORSHIP AND RELATED MATTERS,” “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.

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

113	Freddie Mac

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments obligates us to absorb losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

At September 30, 2011 and December 31, 2010, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.7 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2010 Annual Report for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $13.5 billion and $15.8 billion at September 30, 2011 and December 31, 2010, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

114	Freddie Mac

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	September 30, 2011	December 31, 2010
	(in millions)

Cash and cash equivalents	$1	$1
Restricted cash and cash equivalents	25,180	7,514
Federal funds sold and securities purchased under agreements to resell	—	29,350
Mortgage loans held-for-investment by consolidated trusts	1,611,580	1,646,172
Accrued interest receivable	6,535	6,895
Real estate owned, net	64	118
Other assets	6,158	6,001

Total assets of consolidated VIEs	$1,649,518	$1,696,051

Accrued interest payable	$6,120	$6,502
Debt securities of consolidated trusts held by third parties	1,488,036	1,528,648
Other liabilities	3,636	3,851

Total liabilities of consolidated VIEs	$1,497,792	$1,539,001

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

115	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	September 30, 2011
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$1,957	$—	$—	$—	$—
Restricted cash and cash equivalents	—	55	—	26	157
Investments in securities:
Available-for-sale, at fair value	—	84,021	124,431	—	—
Trading, at fair value	276	16,588	17,830	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	74,892	—
Held-for-sale	—	—	—	6,275	—
Accrued interest receivable	—	498	456	342	6
Derivative assets, net	—	—	—	—	1
Other assets	—	386	—	423	401
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(42)
Other liabilities	—	(525)	—	(31)	(679)
Maximum Exposure to Loss	$2,233	$33,976	$160,126	$81,958	$11,155
Total Assets of Non-Consolidated VIEs(5)	$25,440	$38,721	$1,024,419	$132,157	$25,374

	December 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
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

Asset-Backed Investment Trusts

We invest in a variety of short-term non-mortgage-related, asset-backed investment trusts. These short-term investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically credit card receivables, auto loans, or student loans. These trusts act as vehicles to allow originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss

116	Freddie Mac

from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

At September 30, 2011 and December 31, 2010, we had investments in 10 and 23 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of September 30, 2011 were made in 2010 and 2011. At both September 30, 2011 and December 31, 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report. Our investments in these trusts totaled $2.2 billion and $10.0 billion as of September 30, 2011 and December 31, 2010, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At both September 30, 2011 and December 31, 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

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

Other Guarantee Transactions are created by using non-Freddie Mac mortgage-related securities as collateral. At both September 30, 2011 and December 31, 2010, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

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

Our investments in these non-Freddie Mac securities at September 30, 2011 were made between 1994 and 2011. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of September 30, 2011 and December 31, 2010. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report. At both September 30, 2011 and December 31, 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our

117	Freddie Mac

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

We held more than 7,000 unsecuritized multifamily loans at both September 30, 2011 and December 31, 2010. The UPB of our investments in these loans was $81.6 billion and $85.9 billion as of September 30, 2011 and December 31, 2010, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At September 30, 2011 and December 31, 2010, the amount of loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

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

At September 30, 2011 and December 31, 2010, we were the primary beneficiary of one and three, respectively, credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 3.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

118	Freddie Mac

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

Table 4.1 summarizes the types of loans on our consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Table 4.1 — Mortgage Loans

	September 30, 2011			December 31, 2010
		Held by			Held by
		Consolidated			Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized	Trusts	Total
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$142,089	$1,464,388	$1,606,477	$126,561	$1,493,206	$1,619,767
Interest-only	3,313	15,841	19,154	4,161	19,616	23,777

Total fixed-rate	145,402	1,480,229	1,625,631	130,722	1,512,822	1,643,544

Adjustable-rate
Amortizing	3,535	66,807	70,342	3,625	59,851	63,476
Interest-only	11,006	46,533	57,539	13,018	58,792	71,810

Total adjustable-rate	14,541	113,340	127,881	16,643	118,643	135,286

Other Guarantee Transactions backed by non-Freddie Mac securities	—	13,415	13,415	—	15,580	15,580
FHA/VA and other governmental	1,409	3,381	4,790	1,498	3,348	4,846

Total single-family	161,352	1,610,365	1,771,717	148,863	1,650,393	1,799,256

Multifamily:(1)
Fixed-rate	68,288	—	68,288	72,679	—	72,679
Adjustable-rate	13,300	—	13,300	13,201	—	13,201
Other governmental	3	—	3	3	—	3

Total multifamily	81,591	—	81,591	85,883	—	85,883

Total UPB of mortgage loans	242,943	1,610,365	1,853,308	234,746	1,650,393	1,885,139

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(6,611)	9,911	3,300	(7,665)	7,423	(242)
Lower of cost or fair value adjustments on loans held-for-sale(2)	173	—	173	(311)	—	(311)
Allowance for loan losses on mortgage loans held-for-investment	(30,848)	(8,696)	(39,544)	(28,047)	(11,644)	(39,691)

Total mortgage loans, net	$205,657	$1,611,580	$1,817,237	$198,723	$1,646,172	$1,844,895

Mortgage loans, net:
Held-for-investment	$199,382	$1,611,580	$1,810,962	$192,310	$1,646,172	$1,838,482
Held-for-sale	6,275	—	6,275	6,413	—	6,413

Total mortgage loans, net	$205,657	$1,611,580	$1,817,237	$198,723	$1,646,172	$1,844,895

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with mortgage loans for which we have made a fair value election.

We purchased UPB of $69.9 billion of single-family mortgage loans and $0.7 billion of multifamily loans that were classified as held-for-investment at purchase in the three months ended September 30, 2011. We purchased UPB of $227.9 billion of single-family mortgage loans and $2.3 billion of multifamily loans that were classified as held-for-investment at purchase in the nine months ended September 30, 2011. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not sell a significant amount of held-for-investment loans during the three and nine months ended September 30, 2011. We did not have significant reclassifications of mortgage loans into held-for-sale in the three and nine months ended September 30, 2011.

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

119	Freddie Mac

more likely to default than other borrowers. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of September 30, 2011 and December 31, 2010, approximately 15% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second lien financing at the time of origination of the first mortgage, and we estimate that these loans comprised 18% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Table 4.2 presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period.

Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio

	As of September 30, 2011				As of December 31, 2010
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	> 80 – 100	> 100(2)	Total	<= 80	> 80 – 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$676,849	$383,667	$246,662	$1,307,178	$704,882	$393,853	$216,388	$1,315,123
15-year amortizing fixed-rate	236,370	16,447	2,948	255,765	233,422	16,432	2,523	252,377
Adjustable-rate(3)(4)	42,745	12,820	9,398	64,963	34,252	13,273	9,149	56,674
Alt-A, interest-only, and option ARM(5)	33,552	31,899	81,651	147,102	45,068	44,540	85,213	174,821

Total single-family loans	$989,516	$444,833	$340,659	1,775,008	$1,017,624	$468,098	$313,273	1,798,995

Multifamily loans				75,498				79,178

Total recorded investment of held-for-investment loans				$1,850,506				$1,878,173

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 12.7% and 14.9% as of September 30, 2011 and December 31, 2010, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a one-time rate adjustment provision, because the change in rate is determined at the time of the modification rather than at a future date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010, and have not purchased option ARM loans since 2007. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

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

120	Freddie Mac

Table 4.3 summarizes loan loss reserve activity.

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$29,283	$8,948	$159	$38,390	$22,787	$14,476	$121	$37,384
Provision for credit losses	1,597	2,051	(5)	3,643	1,513	2,185	10	3,708
Charge-offs(3)	(3,446)	(275)	(2)	(3,723)	(4,363)	(414)	(3)	(4,780)
Recoveries(3)	549	60	—	609	912	145	—	1,057
Transfers, net(4)(5)	2,259	(2,088)	(2)	169	3,469	(3,164)	(9)	296

Ending balance	$30,242	$8,696	$150	$39,088	$24,318	$13,228	$119	$37,665

Multifamily:
Beginning balance	$636	$—	$69	$705	$879	$—	$56	$935
Provision (benefit) for credit losses	(22)	—	(15)	(37)	(1)	—	20	19
Charge-offs(3)	(8)	—	—	(8)	(23)	—	—	(23)
Transfers, net(5)	—	—	(4)	(4)	—	—	—	—

Ending balance	$606	$—	$50	$656	$855	$—	$76	$931

Total:
Beginning balance	$29,919	$8,948	$228	$39,095	$23,666	$14,476	$177	$38,319
Provision for credit losses	1,575	2,051	(20)	3,606	1,512	2,185	30	3,727
Charge-offs(3)	(3,454)	(275)	(2)	(3,731)	(4,386)	(414)	(3)	(4,803)
Recoveries(3)	549	60	—	609	912	145	—	1,057
Transfers, net(4)(5)	2,259	(2,088)	(6)	165	3,469	(3,164)	(9)	296

Ending balance	$30,848	$8,696	$200	$39,744	$25,173	$13,228	$195	$38,596

	Nine Months Ended September 30,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total	Unsecuritized	Consolidated Trusts	Guarantee Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$27,317	$11,644	$137	$39,098	$693	$—	$32,333	$33,026
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	2,322	5,885	27	8,234	6,035	7,930	20	13,985
Charge-offs(3)	(10,320)	(712)	(6)	(11,038)	(9,605)	(2,937)	(8)	(12,550)
Recoveries(3)	1,986	107	—	2,093	1,878	567	—	2,445
Transfers, net(4)(5)	8,937	(8,228)	(8)	701	25,317	(24,338)	(34)	945

Ending balance	$30,242	$8,696	$150	$39,088	$24,318	$13,228	$119	$37,665

Multifamily:
Beginning balance	$730	$—	$98	$828	$748	$—	$83	$831
Provision (benefit) for credit losses	(75)	—	(35)	(110)	175	—	(8)	167
Charge-offs(3)	(49)	—	—	(49)	(68)	—	—	(68)
Transfers, net(5)	—	—	(13)	(13)	—	—	1	1

Ending balance	$606	$—	$50	$656	$855	$—	$76	$931

Total:
Beginning balance	$28,047	$11,644	$235	$39,926	$1,441	$—	$32,416	$33,857
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	2,247	5,885	(8)	8,124	6,210	7,930	12	14,152
Charge-offs(3)	(10,369)	(712)	(6)	(11,087)	(9,673)	(2,937)	(8)	(12,618)
Recoveries(3)	1,986	107	—	2,093	1,878	567	—	2,445
Transfers, net(4)(5)	8,937	(8,228)	(21)	688	25,317	(24,338)	(33)	946

Ending balance	$30,848	$8,696	$200	$39,744	$25,173	$13,228	$195	$38,596

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				2.06%				1.94%

(1)	All of these loans are collectively evaluated for impairments. Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities.
(2)	Adjustments relate to the adoption of the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information.
(3)	Charge-offs represent the carrying amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $108 million and $156 million for the three months ended September 30, 2011 and 2010, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. Charge-offs exclude $317 million and $417 million for the nine months ended September 30, 2011 and 2010, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	In February 2010, we announced that we would purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $9.5 billion and $16.2 billion in UPB of loans from PC trusts during the three months ended September 30, 2011 and 2010, respectively. We purchased $34.8 billion and $113.0 billion in UPB of loans from PC trusts during the nine months ended September 30, 2011 and 2010, respectively. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a short sale or foreclosure) occurs on a loan held in a consolidated trust prior to that loan reaching 120 days past due.
(5)	Consist primarily of: (a) approximately $2.1 billion and $3.1 billion during the three months ended September 30, 2011 and 2010, respectively, and $8.2 billion and $24.5 billion during the nine months ended September 30, 2011 and 2010, respectively, of reclassified single-family reserves related to our purchases during the periods of loans previously held by consolidated trusts (as discussed in endnote (4) above); (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (d) net amounts attributable to recapitalization of past due interest on modified mortgage loans.

121	Freddie Mac

Table 4.4 presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	September 30, 2011			December 31, 2010
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,717,932	$72,622	$1,790,554	$1,762,490	$76,541	$1,839,031
Individually evaluated	57,076	2,876	59,952	36,505	2,637	39,142

Total recorded investment	1,775,008	75,498	1,850,506	1,798,995	79,178	1,878,173

Ending balance of the allowance for loan losses:
Collectively evaluated	(24,451)	(323)	(24,774)	(30,477)	(382)	(30,859)
Individually evaluated	(14,487)	(283)	(14,770)	(8,484)	(348)	(8,832)

Total ending balance of the allowance	(38,938)	(606)	(39,544)	(38,961)	(730)	(39,691)

Net investment in mortgage loans	$1,736,070	$74,892	$1,810,962	$1,760,034	$78,448	$1,838,482

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.4% and 12.7% of the recorded investment in such loans at September 30, 2011 and December 31, 2010, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.5% and 0.7% of the recorded investment in such loans as of September 30, 2011 and December 31, 2010, respectively.

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

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(in millions)

Single-family:
Primary mortgage insurance	$206,912	$217,133	$50,611	$52,899
Lender recourse and indemnifications	8,978	10,064	8,736	9,566
Pool insurance	31,693	37,868	2,474	2,966
HFA indemnification(3)	8,885	9,322	3,110	3,263
Subordination(4)	3,359	3,889	683	825
Other credit enhancements	132	223	107	118

Total	$259,959	$278,499	$65,721	$69,637

Multifamily:
HFA indemnification(3)	$1,449	$1,551	$507	$543
Subordination(4)	20,766	12,252	2,860	1,414
Other credit enhancements	8,474	9,004	2,642	2,930

Total	$30,689	$22,807	$6,009	$4,887

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $17.3 billion and $19.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of September 30, 2011 and December 31, 2010, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.
(4)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date. Prior period amounts have been revised to conform to current period presentation.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance during the nine

122	Freddie Mac

months ended September 30, 2011. In recent periods, we also reached the maximum limit of recovery on certain of these contracts.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.8 billion as of both September 30, 2011 and December 31, 2010.

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

Table 5.1 — Individually Impaired Loans

					For the		For the
	Balance at				Three Months Ended		Nine Months Ended
	September 30, 2011				September 30, 2011		September 30, 2011
					Average	Interest	Average	Interest
		Recorded	Associated	Net	Recorded	Income	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$7,341	$3,298	$—	$3,298	$3,332	$84	$3,406	$256
15-year amortizing fixed-rate(2)	102	43	—	43	44	2	45	5
Adjustable rate(3)	15	7	—	7	7	—	7	—
Alt-A, interest-only, and option ARM(4)	2,085	921	—	921	932	16	967	55

Total with no specific allowance recorded	$9,543	$4,269	$—	$4,269	$4,315	$102	$4,425	$316

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate(2)	$42,066	$40,939	$(10,774)	$30,165	$40,035	$268	$33,172	$596
15-year amortizing fixed-rate(2)	396	370	(40)	330	337	4	208	8
Adjustable rate(3)	273	260	(55)	205	234	2	139	3
Alt-A, interest-only, and option ARM(4)	11,556	11,238	(3,618)	7,620	10,766	58	8,763	110

Total with specific allowance recorded	$54,291	$52,807	$(14,487)	$38,320	$51,372	$332	$42,282	$717

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$49,407	$44,237	$(10,774)	$33,463	$43,367	$351	$36,578	$852
15-year amortizing fixed-rate(2)	498	413	(40)	373	381	6	253	13
Adjustable rate(3)	288	267	(55)	212	241	2	146	3
Alt-A, interest-only, and option ARM(4)	13,641	12,159	(3,618)	8,541	11,698	75	9,730	165

Total single-family	63,834	57,076	(14,487)	42,589	55,687	434	46,707	1,033

Total multifamily	2,898	2,876	(283)	2,593	2,878	37	3,247	109

Total single-family and multifamily	$66,732	$59,952	$(14,770)	$45,182	$58,565	$471	$49,954	$1,142

123	Freddie Mac

	Balance at December 31, 2010
		Recorded	Associated	Net
	UPB	Investment	Allowance	Investment
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$8,462	$3,721	$—	$3,721
15-year amortizing fixed-rate(2)	119	50	—	50
Adjustable rate(3)	20	9	—	9
Alt-A, interest-only, and option ARM(4)	2,525	1,098	—	1,098

Total with no specific allowance recorded	$11,126	$4,878	$—	$4,878

With specific allowance recorded:
20 and 30-year or more, amortizing fixed-rate(2)	$25,504	$24,502	$(6,283)	$18,219
15-year amortizing fixed-rate(2)	229	198	(17)	181
Adjustable rate(3)	168	153	(23)	130
Alt-A, interest-only, and option ARM(4)	7,035	6,774	(2,161)	4,613

Total with specific allowance recorded	$32,936	$31,627	$(8,484)	$23,143

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$33,966	$28,223	$(6,283)	$21,940
15-year amortizing fixed-rate(2)	348	248	(17)	231
Adjustable rate(3)	188	162	(23)	139
Alt-A, interest-only, and option ARM(4)	9,560	7,872	(2,161)	5,711

Total single-family	44,062	36,505	(8,484)	28,021

Total multifamily	2,661	2,637	(348)	2,289

Total single-family and multifamily	$46,723	$39,142	$(8,832)	$30,310

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

The average recorded investment in individually impaired loans for the three and nine months ended September 30, 2010 was approximately $31.9 billion and $25.0 billion, respectively. We recognized interest income on individually impaired loans of $338 million and $860 million for the three and nine months ended September 30, 2010, respectively. Interest income foregone on individually impaired loans was approximately $441 million and $193 million for the three months ended September 30, 2011 and 2010, respectively. Interest income foregone on individually impaired loans was approximately $1.1 billion and $532 million for the nine months ended September 30, 2011 and 2010, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due or if the loan is in the process of foreclosure.

124	Freddie Mac

Table 5.2 presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	September 30, 2011
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,227,293	$24,503	$9,204	$46,178	$1,307,178	$46,058
15-year amortizing fixed-rate(2)	252,486	1,487	381	1,411	255,765	1,405
Adjustable-rate(3)	62,061	725	277	1,900	64,963	1,896
Alt-A, interest-only, and option ARM(4)	116,354	4,763	2,326	23,659	147,102	23,625

Total single-family	1,658,194	31,478	12,188	73,148	1,775,008	72,984

Total multifamily	75,353	2	17	126	75,498	1,916

Total single-family and multifamily	$1,733,547	$31,480	$12,205	$73,274	$1,850,506	$74,900

	December 31, 2010
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,226,874	$26,442	$10,203	$51,604	$1,315,123	$51,507
15-year amortizing fixed-rate(2)	248,572	1,727	450	1,628	252,377	1,622
Adjustable-rate(3)	53,205	826	335	2,308	56,674	2,303
Alt-A, interest-only, and option ARM(4)	137,395	5,701	3,046	28,679	174,821	28,620

Total single-family	1,666,046	34,696	14,034	84,219	1,798,995	84,052

Total multifamily	79,044	41	7	86	79,178	1,751

Total single-family and multifamily	$1,745,090	$34,737	$14,041	$84,305	$1,878,173	$85,803

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Since the first quarter of 2010, our practice generally results in our purchase of loans from PC trusts when the loans have been delinquent for four months or more. As of September 30, 2011, there were $3.0 billion in UPB of loans underlying our PCs that were four monthly payments past due, and that met our purchase criteria. Generally, we purchase these delinquent loans, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We purchased $9.5 billion and $16.2 billion in UPB of loans from PC trusts during the three months ended September 30, 2011 and 2010, respectively. We purchased $34.8 billion and $113.0 billion in UPB of loans from PC trusts during the nine months ended September 30, 2011 and 2010, respectively.

125	Freddie Mac

Table 5.3 summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	September 30, 2011	December 31, 2010

Delinquencies:
Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	2.72%	2.97%
Total number of seriously delinquent loans	269,081	296,397
Credit-enhanced portfolio:
Serious delinquency rate	7.27%	7.83%
Total number of seriously delinquent loans	124,316	144,116
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.39%	3.73%
Total number of seriously delinquent loans	393,397	440,513
Other Guarantee Transactions:(2)
Serious delinquency rate	10.25%	9.86%
Total number of seriously delinquent loans	20,462	21,926
Total single-family:
Serious delinquency rate	3.51%	3.84%
Total number of seriously delinquent loans	413,859	462,439
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.18%	0.12%
UPB of delinquent loans (in millions)	$152	$106
Credit-enhanced portfolio:
Delinquency rate	0.77%	0.85%
UPB of delinquent loans (in millions)	$225	$182
Total Multifamily:
Delinquency rate	0.33%	0.26%
UPB of delinquent loans (in millions)	$377	$288

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

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

Troubled Debt Restructurings

On July 1, 2011, we adopted an amendment to the accounting guidance for receivables, which clarifies the guidance regarding a creditor’s evaluation of when a restructuring is considered a TDR. While our adoption of this amendment did not have an impact on how we account for TDRs, it did have a significant impact on the population of loans that we account for as TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for further information on our implementation of this guidance.

Single-Family TDRs

We rely on our single-family servicers to contact borrowers who are in default and to identify an alternative to foreclosure in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the

126	Freddie Mac

best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure.

Repayment plans are agreements between the servicer and the borrower that give the borrower a defined period of time to reinstate the mortgage by paying regular payments plus an additional agreed upon amount in repayment of the past due amount. These agreements are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

Forbearance agreements are agreements between the servicer and the borrower where reduced payments or no payments are required during a defined period. These agreements are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

In the case of borrowers considered for modifications, our servicers obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income (31% for HAMP loans), which may be achieved through a combination of methods, including: (a) interest rate reductions; (b) term extensions; and (c) principal forbearance. Principal forbearance is when a portion of the principal is non-interest bearing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans.

HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months. After the final trial-period payment is received by our servicer, the borrower and servicer enter into the modification.

HAMP applies to loans originated on or before January 1, 2009, provided the trial period begins by December 31, 2012. With the adoption of the new accounting guidance for TDRs in the third quarter of 2011, we began to consider restructurings under HAMP as TDRs at the inception of the trial period if the expected modification will result in a change in our expectation to collect all amounts due at the original contract rate.

Our HAMP and non-HAMP modification initiatives are available for borrowers experiencing what is generally expected to be a longer-term financial hardship. Historically, for our non-HAMP modifications, our single-family servicers have generally taken an approach to modifying the loan’s terms in the following order of priority until the borrower’s monthly payment amount is reduced to a sustainable level given the borrower’s individual circumstances: (a) extend the term of the loan; and (b) reduce the interest rate of the loan. As discussed below, this non-HAMP modification initiative will be replaced by the standard modification effective January 1, 2012.

In February 2011, FHFA directed Freddie Mac and Fannie Mae to develop consistent requirements, policies and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. In April 2011, pursuant to this directive, FHFA announced a new set of aligned standards for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae that are designed to help servicers do a better job of communicating and working with troubled borrowers and to bring greater accountability to the servicing industry. As part of the servicing alignment initiative, we began implementation of a new non-HAMP standard loan modification initiative. This new standard modification will replace our existing non-HAMP modification initiative beginning January 1, 2012. The new standard modification requires a three month trial period. Servicers may begin offering standard modification trial period plans with effective dates on or after October 1, 2011.

127	Freddie Mac

In Table 5.4, we provide information about our single-family loans that were initially classified as TDRs during the three and nine months ended September 30, 2011.

Table 5.4 — Single-Family TDRs, by Type

	Three Months Ended September 30, 2011			Nine Month Ended September 30, 2011
		Pre-TDR	Percentage of		Pre-TDR	Percentage of
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment

Type of completed loan modification:

No change in terms(1)(2)	3,053	$499	4%	3,053	$499	2%
Extension of term(2)	11,834	1,922	15	11,834	1,922	8
Reduction of contractual interest rate	3,013	615	5	20,341	4,214	18
Rate reduction and extension of term	5,146	1,030	8	28,465	5,826	24
Rate reduction, extension of term, and principal forbearance	2,048	495	4	12,806	3,097	13

Subtotal-loan modification activity(3)	25,094	4,561	36	76,499	15,558	65

Other activity:

Trial period modifications(4)	17,891	3,752	29	17,891	3,752	16
Forbearance agreement(2)	16,129	3,099	24	16,129	3,099	13
Repayment plan(2)	8,497	1,348	11	8,497	1,348	6

Subtotal-other activity	42,517	8,199	64	42,517	8,199	35

Total single-family TDRs	67,611	$12,760	100%	119,016	$23,757	100%

(1)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms, and no other change is made to the terms of the loan.
(2)	Represents only those agreements or plans that result in more than an insignificant delay, which is generally considered by us as more than three monthly payments under the original terms.
(3)	Includes loans that were in the trial period at June 30, 2011 and completed modification in July 2011.
(4)	Represents loans that entered the trial period for modification, regardless if the borrower completed the trial period during the third quarter of 2011 or remained in the trial period as of September 30, 2011. Beginning in the third quarter of 2011, we began to classify loans as TDRs when they entered a trial period rather that at the time the trial period is completed.

Table 5.4 presents completed modification activity based on the following types of modification:

•	No change in terms: This involves the addition of past due amounts, including delinquent monthly principal and interest payments, to the remaining principal balance and allows for amortization of such past due amounts over the loan’s remaining original contractual life with no other change in terms. These restructurings are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

•	Extension of term: This involves resetting the contractual life of the loan to a longer term, and the longer amortization period results in a reduced monthly payment compared to the pre-modified terms. These restructurings are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

•	Reduction of contractual interest rate: These modifications are considered TDRs as they result in a concession being granted to the borrower as we do not expect to collect all amounts due, including accrued interest at the original contractual interest rate.

•	Principal forbearance: This involves the separation of a portion of the principal balance and does not calculate this portion of the principal in determination of monthly payment of amortized principal and interest. No interest accrues on this portion of the principal and repayment is delayed until either the final payoff of the mortgage, the maturity date, or the transfer of the property. Accordingly, this reduces the monthly payment amount compared to the pre-modified terms. These restructurings are considered TDRs as they result in a concession being granted to the borrower as we do not expect to collect all amounts due, including accrued interest at the original contractual interest rate.

During the three and nine months ended September 30, 2011, the average term extension was 95 and 96 months and the average interest rate reduction was 2.6% and 2.7%, respectively, on completed modifications classified as TDRs.

Multifamily TDRs

We monitor a variety of mortgage loan characteristics for multifamily loans, such as the LTV ratio, DSCR, and geographic location, among others, that help us assess the financial performance of the property and the borrower’s ability to repay the loan. In certain cases, we may provide short-term loan extensions of up to 12 months with no changes to the effective borrowing rate. In other cases we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate or extending the maturity for longer than 12 months. In cases where

128	Freddie Mac

we do modify the contractual terms of the loan, the changes in terms may be similar to those of single-family loans, such as an extension of the term, reduction of contractual rate, principal forbearance, or some combination of these features.

The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower’s modified interest rate is consistent with that of a non-troubled enterprise.

TDR Activity and Performance

Table 5.5 provides additional information about both our single-family and multifamily TDR activity during the three and nine months ended September 30, 2011, based on the original category of the loan before modification. Our presentation of TDR activity includes all loans that were newly classified as a TDR during the respective periods. Prior to classification as a TDR, these loans were previously evaluated for impairment, including our estimation for loan losses, on a collective basis. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent activity would not be reflected in Table 5.5 since the loan would already have been classified as a TDR.

Table 5.5 — TDR Activity, by Segment

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Post-TDR		Post-TDR
		Recorded		Recorded
	# of Loans	Investment	# of Loans	Investment
	(in millions, except number of loans modified)

Single-family
20 and 30-year or more, amortizing fixed-rate	48,595	$8,869	84,790	$16,374
15-year amortizing fixed-rate	3,724	360	5,358	544
Adjustable-rate(1)	1,789	347	2,714	550
Alt-A, interest-only, and option ARM	13,503	3,554	26,154	7,040

Total Single-family	67,611	13,130	119,016	24,508

Multifamily	6	82	17	196

Total	67,617	$13,212	119,033	$24,704

(1)	Includes balloon/reset mortgage loans.

The aggregate recorded investment of single-family TDRs during the three and nine months ended September 30, 2011 was higher post-modification (as shown in Table 5.5) than the aggregate recorded investment of the pre-modified loans (as shown in Table 5.4) since past due amounts are added to the principal balance at the time of restructuring.

The measurement of impairment for TDRs is based on the excess of our recorded investment in the loans over the present value of the loan’s expected future cash flows. Generally, restructurings that are TDRs have a higher allowance for loan losses than restructurings that are not considered TDRs because TDRs involve a concession being granted to the borrower. Our process for determining the appropriate allowance for loan losses in both our segments considers the impact that our loss mitigation activities, such as loan restructurings, have on probabilities of default.

Table 5.6 presents the performance of our TDRs based on the original category of the loan before modification. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income before completing the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during the nine months ended September 30, 2011 resulted in the modified loan with a fixed interest rate or one that is fixed below market for five years and then gradually adjusts to a market rate (determined at the time of modification) and remains fixed at that new rate for the remaining term. Table 5.6 reflects only performance of completed modifications and excludes loans subject to other loss mitigation activity that were classified as TDRs.

129	Freddie Mac

Table 5.6 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
		Post-TDR		Post-TDR
		Recorded		Recorded
	# of Loans	Investment(2)	# of Loans	Investment(2)
	(in millions, except number of loans modified)

Single-family
20 and 30-year or more, amortizing fixed-rate	6,235	$1,158	17,584	$3,302
15-year amortizing fixed-rate	233	24	643	67
Adjustable-rate	131	27	376	79
Alt-A, interest-only, and option ARM	1,508	399	4,543	1,204

Total single-family	8,107	$1,608	23,146	$4,652

Multifamily	7	$18	7	$18

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification event in the twelve months prior to the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure. We only include payment defaults for a single loan once during each quarterly period; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarter.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of September 30, 2011.

During the three months ended September 30, 2011, there were 1,289 loans with other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) accounted for as TDRs, with a post-TDR recorded investment of $230 million, that returned to a current payment status, and then subsequently became two months delinquent. In addition, during the three months ended September 30, 2011, there were 1,508 loans with other loss mitigation activities accounted for as TDRs, with a post-TDR recorded investment of $257 million, that subsequently experienced a loss event, such as a short sale or a foreclosure transfer.

NOTE 6: REAL ESTATE OWNED

We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. This generally extends our holding period for up to three additional months. As of September 30, 2011 and December 31, 2010, approximately 31% and 28%, respectively, of our REO property inventory was not marketable due to the above conditions. Upon acquiring multifamily properties, we may operate them with third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report for a discussion of our significant accounting policies for REO.

130	Freddie Mac

Table 6.1 provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in Table 6.1, the weighted average holding period for our disposed properties was less than one year.

Table 6.1 — REO

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Beginning balance — REO, gross	$6,533	$6,855	$7,908	$5,125
Adjustments to beginning balance(1)	—	—	—	158
Additions	2,346	4,196	7,207	10,839
Dispositions	(2,623)	(2,671)	(8,859)	(7,742)

Ending balance — REO, gross	6,256	8,380	6,256	8,380

Beginning balance, valuation allowance	(601)	(557)	(840)	(433)
Adjustment to beginning balance(1)	—	—	—	(11)
Change in valuation allowance	(25)	(312)	214	(425)

Ending balance, valuation allowance	(626)	(869)	(626)	(869)

Ending balance — REO, net	$5,630	$7,511	$5,630	$7,511

(1)	Adjustment to the beginning balance related to the adoption of new accounting guidance for transfers of financial assets and consolidation of VIEs. See “Note 2: CHANGE IN ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information.

The REO balance, net at September 30, 2011 and December 31, 2010 associated with single-family properties was $5.5 billion and $7.0 billion, respectively, and the balance associated with multifamily properties was $91 million and $107 million, respectively. The West region represented approximately 26% and 28% of our single-family REO additions during the three months ended September 30, 2011 and 2010, respectively, based on the number of properties, and the North Central region represented approximately 27% and 22% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 59,596 properties and 72,079 properties at September 30, 2011 and December 31, 2010, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to delays in the foreclosure process, including delays related to concerns about the foreclosure process. These delays in foreclosures continued in the nine months ended September 30, 2011, particularly in states that require a judicial foreclosure process. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for information about regional concentration of our portfolio as well as further details about delays in the single-family foreclosure process.

Our REO operations expenses includes REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized a loss of $25 million and $33 million on REO dispositions during the three months ended September 30, 2011 and 2010, respectively, and recognized a loss of $199 million and a gain of $7 million on REO dispositions during the nine months ended September 30, 2011 and 2010, respectively. We increased our valuation allowance for properties in our REO inventory by $127 million and $250 million in the three months ended September 30, 2011 and 2010, respectively. We increased our valuation allowance for properties in our REO inventory by $283 million and $368 million in the nine months ended September 30, 2011 and 2010, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the nine months ended September 30, 2011 and 2010 was $7.0 billion and $10.9 billion, respectively.

131	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES

Table 7.1 summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At September 30, 2011 and December 31, 2010, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2011	Cost	Gains	Losses	Fair Value
	(in millions)

Available-for-sale securities:
Freddie Mac	$77,238	$6,845	$(62)	$84,021
Subprime	42,975	52	(14,139)	28,888
CMBS	55,065	1,735	(535)	56,265
Option ARM	9,366	18	(3,216)	6,168
Alt-A and other	14,075	43	(2,675)	11,443
Fannie Mae	19,272	1,311	(3)	20,580
Obligations of states and political subdivisions	8,145	89	(102)	8,132
Manufactured housing	847	12	(43)	816
Ginnie Mae	239	32	—	271

Total available-for-sale securities	$227,222	$10,137	$(20,775)	$216,584

December 31, 2010

Available-for-sale securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

132	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
September 30, 2011	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$707	$—	$(3)	$(3)	$1,887	$—	$(59)	$(59)	$2,594	$—	$(62)	$(62)
Subprime	8	(1)	—	(1)	28,729	(11,301)	(2,837)	(14,138)	28,737	(11,302)	(2,837)	(14,139)
CMBS	715	(1)	(36)	(37)	3,638	—	(498)	(498)	4,353	(1)	(534)	(535)
Option ARM	90	(5)	—	(5)	6,031	(3,120)	(91)	(3,211)	6,121	(3,125)	(91)	(3,216)
Alt-A and other	1,112	(74)	(4)	(78)	9,511	(2,016)	(581)	(2,597)	10,623	(2,090)	(585)	(2,675)
Fannie Mae	233	—	—	—	13	—	(3)	(3)	246	—	(3)	(3)
Obligations of states and political subdivisions	944	—	(16)	(16)	2,376	—	(86)	(86)	3,320	—	(102)	(102)
Manufactured housing	40	(2)	—	(2)	365	(31)	(10)	(41)	405	(33)	(10)	(43)

Total available-for-sale securities in a gross unrealized loss position	$3,849	$(83)	$(59)	$(142)	$52,550	$(16,468)	$(4,165)	$(20,633)	$56,399	$(16,551)	$(4,224)	$(20,775)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2010	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,494	$—	$(70)	$(70)	$1,880	$—	$(125)	$(125)	$4,374	$—	$(195)	$(195)
Subprime	6	—	—	—	33,839	(10,041)	(4,015)	(14,056)	33,845	(10,041)	(4,015)	(14,056)
CMBS	2,950	—	(51)	(51)	8,894	(844)	(1,024)	(1,868)	11,844	(844)	(1,075)	(1,919)
Option ARM	3	(1)	—	(1)	6,838	(3,744)	(108)	(3,852)	6,841	(3,745)	(108)	(3,853)
Alt-A and other	42	—	(3)	(3)	12,025	(1,846)	(602)	(2,448)	12,067	(1,846)	(605)	(2,451)
Fannie Mae	54	—	—	—	14	—	(3)	(3)	68	—	(3)	(3)
Obligations of states and political subdivisions	3,953	—	(163)	(163)	3,402	—	(376)	(376)	7,355	—	(539)	(539)
Manufactured housing	8	(1)	—	(1)	507	(45)	(15)	(60)	515	(46)	(15)	(61)

Total available-for-sale securities in a gross unrealized loss position	$9,510	$(2)	$(287)	$(289)	$67,399	$(16,520)	$(6,268)	$(22,788)	$76,909	$(16,522)	$(6,555)	$(23,077)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At September 30, 2011, total gross unrealized losses on available-for-sale securities were $20.8 billion. The gross unrealized losses relate to 1,762 individual lots representing 1,699 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized in AOCI. The credit component represents the amount by which the present value of expected future cash flows to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that

133	Freddie Mac

we expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

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

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts that would be recovered from primary bond insurers. In the case of bond insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, credit ratings, security prices,

134	Freddie Mac

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

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	September 30, 2011
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,247	$121	$905	$529	$2,236
Weighted average collateral defaults(2)	34%	34%	8%	42%	23%
Weighted average collateral severities(3)	56%	55%	47%	51%	40%
Weighted average voluntary prepayment rates(4)	6%	7%	19%	7%	8%
Average credit enhancement(5)	41%	16%	14%	18%	15%
2005:
UPB	$6,615	$2,945	$1,240	$865	$4,025
Weighted average collateral defaults(2)	53%	52%	24%	52%	38%
Weighted average collateral severities(3)	66%	64%	54%	58%	50%
Weighted average voluntary prepayment rates(4)	4%	6%	15%	7%	8%
Average credit enhancement(5)	52%	14%	4%	27%	6%
2006:
UPB	$20,248	$6,883	$568	$1,164	$1,215
Weighted average collateral defaults(2)	63%	63%	38%	60%	50%
Weighted average collateral severities(3)	71%	70%	62%	67%	58%
Weighted average voluntary prepayment rates(4)	7%	6%	15%	9%	8%
Average credit enhancement(5)	16%	3%	7%	(1)%	1%
2007:
UPB	$21,684	$4,402	$162	$1,392	$342
Weighted average collateral defaults(2)	60%	62%	60%	60%	60%
Weighted average collateral severities(3)	72%	71%	67%	67%	67%
Weighted average voluntary prepayment rates(4)	7%	7%	12%	9%	8%
Average credit enhancement(5)	17%	12%	13%	(6)%	—%
Total:
UPB	$49,794	$14,351	$2,875	$3,950	$7,818
Weighted average collateral defaults(2)	60%	60%	23%	56%	37%
Weighted average collateral severities(3)	71%	69%	58%	64%	51%
Weighted average voluntary prepayment rates(4)	6%	6%	16%	8%	8%
Average credit enhancement(5)	22%	8%	8%	6%	7%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectability of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since September 30, 2011.

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our

135	Freddie Mac

remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2011.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. During the three and nine months ended September 30, 2011, we recognized the unrealized fair value losses related to certain investments in CMBS of $27 million and $181 million, respectively, as an impairment charge in earnings because we have the intent to sell these securities. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2011. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Bond Insurance

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a primary bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Other-Than-Temporary Impairments on Available-for-Sale Securities

Table 7.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Available-for-sale securities:
Subprime	$(31)	$(213)	$(835)	$(562)
Option ARM	(19)	(577)	(365)	(727)
Alt-A and other	(80)	(296)	(152)	(648)
CMBS(1)	(27)	(6)	(345)	(78)
Manufactured housing	(4)	(8)	(9)	(23)

Total other-than-temporary impairments on available-for-sale securities	$(161)	$(1,100)	$(1,706)	$(2,038)

(1)	Includes $27 million and $181 million of other-than-temporary impairments recognized in earnings for the three and nine months ended September 30, 2011, respectively, as we have the intent to sell the related security before recovery of its amortized cost basis.

Table 7.5 presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2011, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities

136	Freddie Mac

recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Nine Months Ended
September 30, 2011
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,049
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	49
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,506
Reductions:
Amounts related to securities which were sold, written off or matured	(756)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(161)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(56)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$15,631

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.

Realized Gains and Losses on Sales of Available-For-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$—	$—	$77	$26
Fannie Mae	—	54	14	54
Obligations of states and political subdivisions	6	1	10	2

Total mortgage-related securities gross realized gains	6	55	101	82

Non-mortgage-related securities:
Asset-backed securities	—	3	—	3

Total non-mortgage-related securities gross realized gains	—	3	—	3

Gross realized gains	6	58	101	85

Gross realized losses
Mortgage related securities:(1)
CMBS	—	—	(80)	—
Option ARM	—	—	—	(6)

Total mortgage-related securities gross realized losses	—	—	(80)	(6)

Gross realized losses	—	—	(80)	(6)

Net realized gains (losses)	$6	$58	$21	$79

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

137	Freddie Mac

Maturities of Available-For-Sale Securities

Table 7.7 summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

September 30, 2011	Amortized Cost	Fair Value
	(in millions)

Available-for-sale securities:
Due within 1 year or less	$39	$39
Due after 1 through 5 years	1,243	1,298
Due after 5 through 10 years	5,755	6,048
Due after 10 years	220,185	209,199

Total available-for-sale securities	$227,222	$216,584

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

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

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)

Beginning balance	$(9,678)	$(20,616)
Adjustment to initially apply the adoption of amendments to accounting guidance for transfers of financial assets and the consolidation of VIEs(1)	—	(2,683)
Net unrealized holding gains(2)	1,669	11,249
Net reclassification adjustment for net realized losses(3)(4)	1,095	1,275

Ending balance	$(6,914)	$(10,775)

(1)	Net of tax benefit of $1.4 billion for the nine months ended September 30, 2010.
(2)	Net of tax expense of $899 million and $6.1 billion for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Net of tax benefit of $589 million and $686 million for the nine months ended September 30, 2011 and 2010, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of income and comprehensive income as impairment losses on available-for-sale securities of $1.1 billion and $1.3 billion, net of taxes, for the nine months ended September 30, 2011 and 2010, respectively.

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	September 30, 2011	December 31, 2010
	(in millions)

Mortgage-related securities:
Freddie Mac	$16,588	$13,437
Fannie Mae	17,603	18,726
Ginnie Mae	161	172
Other	78	31

Total mortgage-related securities	34,430	32,366

Non-mortgage-related securities:
Asset-backed securities	276	44
Treasury bills	1,000	17,289
Treasury notes	17,159	10,122
FDIC-guaranteed corporate medium-term notes	2,433	441

Total non-mortgage-related securities	20,868	27,896

Total fair value of trading securities	$55,298	$60,262

For the three months ended September 30, 2011 and 2010, we recorded net unrealized losses on trading securities held at September 30, 2011 and 2010 of $583 million and $544 million, respectively. For the nine months ended

138	Freddie Mac

September 30, 2011 and 2010, we recorded net unrealized losses on trading securities held at September 30, 2011 and 2010 of $547 million and $1.3 billion, respectively.

Total trading securities include $2.1 billion and $2.5 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of September 30, 2011 and December 31, 2010. Gains (losses) on trading securities on our consolidated statements of income and comprehensive income include $(13) million and $(42) million, respectively, related to these hybrid financial securities for the three and nine months ended September 30, 2011. Gains (losses) on trading securities include gains of $33 million and $34 million related to these trading securities for the three and nine months ended September 30, 2010, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned in an effort to ensure our exposure to losses is minimized. We had cash and cash equivalents pledged to us related to derivative instruments of $2.3 billion and $2.2 billion at September 30, 2011 and December 31, 2010, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At September 30, 2011 and December 31, 2010, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at September 30, 2011 and December 31, 2010, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. These pledges may take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at September 30, 2011 and December 31, 2010 was $232 million and $550 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As a result of S&P’s downgrade of our senior long-term debt credit rating from AAA to AA+ on August 8, 2011, we posted additional collateral to certain derivative counterparties in accordance with the terms of the derivative agreements. As of September 30, 2011, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	September 30, 2011	December 31, 2010
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,348	$9,915
Available-for-sale securities	224	817
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	354	5

Total securities pledged	$10,926	$10,737

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

139	Freddie Mac

Securities Pledged with the Ability of the Secured Party to Repledge

At September 30, 2011, we pledged securities with the ability of the secured party to repledge of $10.6 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

There were no borrowings against the line of credit at September 30, 2011 or December 31, 2010. The remaining $0.1 billion and $0.2 billion of collateral posted with the ability of the secured party to repledge at September 30, 2011 and December 31, 2010, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At September 30, 2011 and December 31, 2010, we pledged securities without the ability of the secured party to repledge of $354 million and $5 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At September 30, 2011, we pledged $13.3 billion of collateral in the form of cash and cash equivalents, all but $277 million of which related to our derivative agreements as we had $13.0 billion of such derivatives in a net loss position. At December 31, 2010, we pledged $8.5 billion of collateral in the form of cash and cash equivalents, all but $40 million of which related to our derivative agreements as we had $9.3 billion of such derivatives in a net loss position. The remaining $277 million and $40 million was posted at clearinghouses in connection with our securities and other derivative transactions at September 30, 2011 and December 31, 2010, respectively.

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

Our debt cap under the Purchase Agreement is $972 billion in 2011 and will decline to $874.8 billion in 2012. As of September 30, 2011, we estimate that the par value of our aggregate indebtedness totaled $689.9 billion, which was approximately $282.1 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In Tables 8.1 and 8.2, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

140	Freddie Mac

Table 8.1 summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Balance, Net(1)
	2011	2010	2011	2010	September 30, 2011	December 31, 2010
		(in millions)			(in millions)

Other debt:
Short-term debt	$70	$143	$280	$421	$180,752	$197,106
Long-term debt:
Senior debt	2,995	3,990	9,665	12,756	493,305	516,123
Subordinated debt	7	12	25	35	364	711

Total long-term debt	3,002	4,002	9,690	12,791	493,669	516,834

Total other debt	3,072	4,145	9,970	13,212	674,421	713,940
Debt securities of consolidated trusts held by third parties	16,715	18,721	51,379	57,412	1,488,036	1,528,648

Total debt, net	$19,787	$22,866	$61,349	$70,624	$2,162,457	$2,242,588

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $0.4 billion and $0.9 billion, respectively, of other short-term debt, and $2.8 billion and $3.6 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at September 30, 2011 and December 31, 2010.

For the three and nine months ended September 30, 2011, we recognized fair value gains (losses) of $134 million and $16 million, respectively, on our foreign-currency denominated debt, of which $146 million and $(17) million, respectively, are gains (losses) related to our net foreign-currency translation.

Other Debt

Table 8.2 summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either September 30, 2011 or December 31, 2010.

Table 8.2 — Other Debt

	September 30, 2011			December 31, 2010
			Weighted Average			Weighted Average
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)			(dollars in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$180,360	$180,302	0.13%	$194,875	$194,742	0.24%
Medium-term notes	450	450	0.12	2,364	2,364	0.31

Total other short-term debt	180,810	180,752	0.13	197,239	197,106	0.25
Other long-term debt:
Original maturities on or before December 31,
2011	25,607	25,606	0.60%	120,951	120,959	2.13%
2012	127,417	127,386	1.80	138,474	138,418	1.79
2013	126,657	126,446	1.60	79,177	78,886	2.64
2014	75,261	75,090	2.18	36,328	36,142	3.46
2015	33,483	33,455	3.00	45,779	45,752	2.99
Thereafter	120,683	105,686	4.21	110,269	96,677	4.77

Total other long-term debt(3)	509,108	493,669	2.34	530,978	516,834	2.78

Total other debt	$689,918	$674,421		$728,217	$713,940

(1)	Represents par value, net of associated discounts, premiums, and hedging-related adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedging-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $116.8 billion and $142.6 billion at September 30, 2011 and December 31, 2010, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

141	Freddie Mac

Table 8.3 summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	September 30, 2011				December 31, 2010
				Weighted				Weighted
	Contractual		Balance,	Average	Contractual		Balance,	Average
	Maturity(2)	UPB	Net	Coupon(2)	Maturity(2)	UPB	Net	Coupon(2)
	(dollars in millions)				(dollars in millions)

Single-family:
30-year or more, fixed-rate	2011 - 2048	$1,056,643	$1,068,244	4.97%	2011 - 2048	$1,110,943	$1,118,994	5.03%
20-year fixed-rate	2012 - 2031	66,352	67,394	4.63	2012 - 2031	63,941	64,752	4.78
15-year fixed-rate	2011 - 2026	237,725	241,247	4.21	2011 - 2026	227,269	229,510	4.41
Adjustable-rate	2011 - 2047	58,983	59,763	3.29	2011 - 2047	50,904	51,351	3.69
Interest-only(3)	2026 - 2041	49,140	49,222	5.03	2026 - 2040	61,773	61,830	5.30
FHA/VA	2012 - 2041	2,132	2,166	5.69	2011 - 2040	2,171	2,211	5.88

Total debt securities of consolidated trusts held by third parties(4)		$1,470,975	$1,488,036			$1,517,001	$1,528,648

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(4)	The effective rate for debt securities of consolidated trusts held by third parties was 4.44% and 4.57% as of September 30, 2011 and December 31, 2010, respectively.

Lines of Credit

At both September 30, 2011 and December 31, 2010, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at September 30, 2011 or December 31, 2010. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

NOTE 9: FINANCIAL GUARANTEES

We securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgage loans, which we guarantee. During the nine months ended September 30, 2011 and 2010, we issued and guaranteed $222.3 billion and $255.1 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds).

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

142	Freddie Mac

Table 9.1 — Financial Guarantees

	September 30, 2011			December 31, 2010
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities(2)	$33,284	$276	42	$25,279	$202	41
Other guarantee commitments(3)	21,249	464	38	18,670	427	38
Derivative instruments	42,816	2,816	34	37,578	301	35
Servicing-related premium guarantees	141	—	5	172	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	As of September 30, 2011 and December 31, 2010, the UPB of non-consolidated Freddie Mac securities associated with single-family mortgage loans was $10.9 billion and $11.3 billion, respectively. The remaining balances relate to multifamily mortgage loans.
(3)	As of September 30, 2011 and December 31, 2010, the UPB of other guarantee commitments associated with single-family mortgage loans was $11.4 billion and $8.6 billion, respectively. The remaining balances relate to multifamily mortgage loans.

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

Our securities issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities are not consolidated as they do not give rise to any additional exposure to loss as we already consolidate the underlying collateral. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips. Since these resecuritizations do not increase our credit-related exposure, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion at both September 30, 2011 and December 31, 2010, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES” in our 2010 Annual Report for further information about our accounting for financial guarantees.

During the three and nine months ended September 30, 2011 we issued approximately $2.1 billion and $8.8 billion, respectively, compared to $1.1 billion and $4.8 billion for the three and nine months ended September 30, 2010, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized. During the nine months ended September 30, 2010, we also issued $4.0 billion in UPB of non-consolidated Other Guarantee Transactions backed by HFA bonds as part of the NIBP, for which a guarantee asset and guarantee obligation were recognized.

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

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three and nine months ended September 30, 2011, we

143	Freddie Mac

issued and guaranteed $1.4 billion and $3.9 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $8.7 billion and $5.5 billion of UPB at September 30, 2011 and December 31, 2010, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.4 billion and $9.7 billion in UPB at September 30, 2011 and December 31, 2010, respectively. In addition, as of September 30, 2011 and December 31, 2010, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $3.1 billion and $3.5 billion, respectively. In September 2011, Treasury announced that it intended to consent to a three year extension of the expiration date of the TCLFP.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at September 30, 2011 and December 31, 2010.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at September 30, 2011 and December 31, 2010.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at September 30, 2011 and December 31, 2010.

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

144	Freddie Mac

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multiclass resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. For more information about our retained interests in mortgage-related securitizations, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2010 Annual Report. These transfers and our resulting retained interests are not significant to our consolidated financial statements in the nine months ended September 30, 2011 and 2010.

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

Types of Derivatives

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

145	Freddie Mac

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

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

146	Freddie Mac

Derivative Assets and Liabilities at Fair Value

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At September 30, 2011			At December 31, 2010
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$220,668	$13,099	$(74)	$324,590	$6,952	$(3,267)
Pay-fixed	293,683	27	(36,947)	394,294	3,012	(24,210)
Basis (floating to floating)	2,725	2	(5)	2,375	6	(2)

Total interest-rate swaps	517,076	13,128	(37,026)	721,259	9,970	(27,479)
Option-based:
Call swaptions
Purchased	89,875	14,387	—	114,110	8,391	—
Written	26,525	—	(2,763)	11,775	—	(244)
Put Swaptions
Purchased	68,175	725	—	59,975	1,404	—
Written	—	—	—	6,000	—	(8)
Other option-based derivatives(3)	50,958	2,128	(12)	47,234	1,460	(10)

Total option-based	235,533	17,240	(2,775)	239,094	11,255	(262)
Futures	72,262	6	(6)	212,383	3	(170)
Foreign-currency swaps	1,779	154	—	2,021	172	—
Commitments(4)	39,429	65	(172)	14,292	103	(123)
Credit derivatives	10,988	1	(6)	12,833	12	(5)
Swap guarantee derivatives	3,722	—	(36)	3,614	—	(36)

Total Derivatives not designated as hedging instruments	880,789	30,594	(40,021)	1,205,496	21,515	(28,075)
Netting adjustments(5)		(30,299)	39,692		(21,372)	26,866

Total derivative portfolio, net	$880,789	$295	$(329)	$1,205,496	$143	$(1,209)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $10.7 billion and $6 million, respectively, at September 30, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $(0.8) billion at September 30, 2011 and December 31, 2010, respectively, which was mainly related to interest-rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at September 30, 2011 and December 31, 2010 was $2.3 billion and $2.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at September 30, 2011 and December 31, 2010 was $13.0 billion and $8.5 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. As a result of S&P’s downgrade of Freddie Mac’s credit rating of our long-term senior unsecured debt from AAA to AA+ on August 8, 2011, we posted additional collateral to certain derivative counterparties in accordance with the terms of the derivative agreements.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2011, was $13.0 billion for which we posted collateral of $13.0 billion in the normal course of business. Since we were fully collateralized as of September 30, 2011, we would not have had to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.

147	Freddie Mac

At September 30, 2011 and December 31, 2010, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

148	Freddie Mac

Gains and Losses on Derivatives

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of income and comprehensive income.

Table 11.2 — Gains and Losses on Derivatives

	Three Months Ended September 30,
					Amount of Gain or
					(Loss) Recognized in
			Amount of Gain or (Loss)		Other Income
	Amount of Gain or (Loss) Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion
	on Derivatives		into Earnings		and Amount Excluded
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		from Effectiveness Testing)
Hedging Relationships(1)	2011	2010	2011	2010	2011	2010
	(in millions)
Closed cash flow hedges(2)	$—	$—	$(185)	$(245)	$—	$—

	Nine Months Ended September 30,
					Amount of Gain or
					(Loss) Recognized in
			Amount of Gain or (Losses)		Other Income
	Amount of Gain or (Loss) Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion
	on Derivatives		into Earnings		and Amount Excluded
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		from Effectiveness Testing)
Hedging Relationships(1)	2011	2010	2011	2010	2011	2010
	(in millions)
Closed cash flow hedges(2)	$—	$—	$(583)	$(781)	$—	$—

Derivatives not designated as hedging	Derivative Gains (Losses)(3)
instruments under the accounting guidance	Three Months Ended September 30,		Nine Months Ended September 30,
for derivatives and hedging(4)	2011	2010	2011	2010
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$3	$(31)	$(37)	$(96)
U.S. dollar denominated	10,811	7,571	12,168	20,670

Total receive-fixed swaps	10,814	7,540	12,131	20,574
Pay-fixed	(19,086)	(11,503)	(22,430)	(34,883)
Basis (floating to floating)	(6)	—	(5)	74

Total interest-rate swaps	(8,278)	(3,963)	(10,304)	(14,235)
Option based:
Call swaptions
Purchased	8,210	4,055	9,552	11,086
Written	(1,959)	(525)	(2,117)	(802)
Put swaptions
Purchased	(1,025)	(243)	(1,502)	(2,030)
Written	1	9	8	88
Other option-based derivatives(5)	660	7	741	243

Total option-based	5,887	3,303	6,682	8,585
Futures	(33)	(128)	(173)	(140)
Foreign-currency swaps(6)	(141)	382	15	(433)
Commitments(7)	(917)	219	(1,338)	70
Credit derivatives	(2)	3	(1)	5
Swap guarantee derivatives	1	(1)	3	—

Subtotal	(3,483)	(185)	(5,116)	(6,148)
Accrual of periodic settlements:(8)
Receive-fixed interest-rate swaps(9)	997	1,650	3,309	4,870
Pay-fixed interest-rate swaps	(2,276)	(2,610)	(7,208)	(8,400)
Foreign-currency swaps	7	3	17	15
Other	3	12	12	10

Total accrual of periodic settlements	(1,269)	(945)	(3,870)	(3,505)

Total	$(4,752)	$(1,130)	$(8,986)	$(9,653)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that were designated as cash flow hedges are recognized as basis adjustments to the related assets, which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(3)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of income and comprehensive income.
(4)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(5)	Primarily includes purchased interest-rate caps and floors.
(6)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

149	Freddie Mac

Hedge Designation of Derivatives

At September 30, 2011 and December 31, 2010, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in Table 11.3, the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.8 billion and $2.4 billion at September 30, 2011 and 2010, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions impact earnings. Over the next 12 months, we estimate that approximately $438 million, net of taxes, of the $1.8 billion of cash flow hedge losses in AOCI at September 30, 2011 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 23 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at September 30, 2011, will be reclassified to earnings over the next five and ten years, respectively.

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

Table 11.3 — AOCI Related to Cash Flow Hedge Relationships

	Nine Months Ended September 30,
	2011	2010
	(in millions)

Beginning balance(1)	$(2,239)	$(2,905)
Cumulative effect of change in accounting principle(2)	—	(7)
Net reclassifications of losses to earnings(3)	391	520

Ending balance(1)	$(1,848)	$(2,392)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting guidance for accounting for transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items. Net of tax benefit of $4 million for the nine months ended September 30, 2010.
(3)	Net of tax benefit of $192 million and $261 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

To address our net worth deficit of $6.0 billion at September 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $6.0 billion. We received $500 million in March 2011 and $1.5 billion in September 2011 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficit in our net worth as of December 31, 2010 and June 30, 2011, respectively. No cash was received from Treasury under the Purchase Agreement during the second quarter of 2011 due to our positive net worth at March 31, 2011. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $66.2 billion and $64.2 billion as of September 30, 2011 and December 31, 2010, respectively. See “NOTE 16: REGULATORY CAPITAL” for additional information.

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the nine months ended September 30, 2011, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock. During the nine months ended September 30, 2011, restrictions lapsed on 840,402 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 13: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2010 Annual Report.

150	Freddie Mac

Dividends Declared During 2011

No common dividends were declared in 2011. On March 31, 2011, June 30, 2011, and September 30, 2011, we paid dividends of $1.6 billion in cash on the senior preferred stock at the direction of our Conservator for each period. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2011.

NOTE 13: INCOME TAXES

Income Tax Benefit

For the three months ended September 30, 2011 and 2010, we reported an income tax benefit of $56 million and $411 million, respectively, resulting in effective tax rates of 1.3% and 14.1%, respectively. For the nine months ended September 30, 2011 and 2010, we reported an income tax benefit of $362 million and $800 million, respectively, representing effective tax rates of 5.8% and 5.4%, respectively. For the three and nine months ended September 30, 2011 and 2010, our effective tax rate was different from the statutory rate of 35% primarily due to changes in the valuation allowance recorded against a portion of our net deferred tax assets.

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

In connection with our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we reached a similar conclusion in subsequent quarters, including the third quarter of 2011. Our valuation allowance increased by $2.4 billion to $35.8 billion in the nine months ended September 30, 2011, primarily attributable to an increase in temporary differences during the period. As of September 30, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.9 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

As of September 30, 2011, we had net operating loss and LIHTC carryforwards that will expire over multiple years beginning in 2027 and ending in 2031 and alternative minimum tax credit carryforwards that will not expire.

Unrecognized Tax Benefits

At September 30, 2011, we had total unrecognized tax benefits, exclusive of interest, of $1.4 billion. This amount relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. If favorably resolved, $1.2 billion of unrecognized tax benefits would have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against deferred tax assets created by the uncertain tax positions. This favorable impact would be offset by a $186 million tax expense related to the establishment of a valuation allowance against credits that have been carried forward. A valuation allowance has not currently been recorded against this amount because a portion of the unrecognized tax benefits was used as a source of taxable income in our realization assessment of our net deferred tax assets.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for tax years 1998 to 2010. Prior to 2011, the IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory

151	Freddie Mac

Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. On July 6, 2011, the U.S. Tax Court issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice was December 12, 2011. On September 7, 2011, a joint motion for continuance was filed with the U.S. Tax Court. The joint motion was granted, and, on October 11, 2011, the parties submitted a status report and proposed a revised trial date of November 5, 2012. In light of the revised trial date and the fact that no settlement discussions have occurred for an extended period of time, we do not believe it is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. We believe appropriate reserves have been provided for settlement on reasonable terms. However, changes could occur in the gross balance of unrecognized tax benefits that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. Based upon information currently available, we do not have the ability to reasonably estimate the amount that our unrecognized tax benefits could change within the next 12 months.

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

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and nine months ended September 30, 2011 and 2010. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of income and comprehensive income.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Pension Benefits	(in millions)

Service cost	$9	$8	$26	$24
Interest cost on benefit obligation	10	9	30	28
Expected return on plan assets	(12)	(10)	(36)	(30)
Recognized net actuarial loss	2	3	5	8

Net periodic benefit cost	$9	$10	$25	$30

Postretirement Health Care Benefits

Service cost	$3	$2	$6	$5
Interest cost on benefit obligation	2	3	7	7
Recognized prior service credit	—	(1)	—	(1)

Net periodic benefit cost	$5	$4	$13	$11

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

152	Freddie Mac

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

153	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses. The Investments segment also reflects the impact of changes in fair value of CMBS and multifamily held-for-sale loans associated with changes in interest rates.
•   Investments in mortgage-related securities and
   single-family performing mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities, excluding CMBS and multifamily housing revenue bonds

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution
    gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	Segment Earnings for the Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related security in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
•   Management and guarantee fees on PCs, including
   those retained by us, and single-family mortgage
   loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the
    single-family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•    Allocated debt costs, administrative expenses and taxes

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such loans have declined significantly since 2010 and our purchases of such CMBS have declined significantly since 2008. Currently, our primary strategy is to purchase multifamily mortgage loans for purposes of aggregation and then securitization. We guarantee the senior tranches of these securitizations. The Multifamily segment does not issue REMIC securities but does issue Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less allocated funding costs, the credit-related expenses, and administrative expenses. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in the fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.
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

154	Freddie Mac

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) attributable to Freddie Mac for each segment. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of September 30, 2011, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $2.2 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of September 30, 2011, the unamortized balance of such fees was $2.4 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

Table 15.1 presents Segment Earnings by segment.

Table 15.1 — Summary of Segment Earnings and Total Comprehensive Income (Loss)(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$(1,079)	$284	$1,068	$(1,440)
Single-family Guarantee	(3,545)	(3,138)	(7,751)	(13,239)
Multifamily	205	381	764	752
All Other	(3)	(38)	34	15

Total Segment Earnings (loss), net of taxes	(4,422)	(2,511)	(5,885)	(13,912)

Net income (loss) attributable to Freddie Mac	$(4,422)	$(2,511)	$(5,885)	$(13,912)

Total comprehensive income (loss) of segments:
Investments	$268	$3,601	$4,174	$8,611
Single-family Guarantee	(3,545)	(3,137)	(7,754)	(13,241)
Multifamily	(1,096)	1,010	810	3,741
All Other	(3)	(38)	34	15

Total comprehensive income (loss) of segments	(4,376)	1,436	(2,736)	(874)

Total comprehensive income (loss) attributable to Freddie Mac	$(4,376)	$1,436	$(2,736)	$(874)

(1)	The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

155	Freddie Mac

Table 15.2 presents detailed financial information by financial statement line item for our reportable segments and All Other.

Table 15.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2011
			Non-Interest Income (Loss)				Non-Interest Expense									Total
								REO			Income		Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		Operations	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,905	$—	$—	$(116)	$(3,144)	$178	$(97)	$—	$(1)	$137	$59	$(1,079)	$—	$(1,079)	$1,347	$268
Single-family Guarantee	(98)	(4,008)	913	—	—	331	(227)	(226)	(69)	(161)	—	(3,545)	—	(3,545)	—	(3,545)
Multifamily	314	37	32	(27)	(1)	(83)	(57)	5	(15)	—	—	205	—	205	(1,301)	(1,096)
All Other	—	—	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)	—	(3)

Total Segment Earnings (loss), net of taxes	2,121	(3,971)	945	(143)	(3,145)	426	(381)	(221)	(85)	(24)	56	(4,422)	—	(4,422)	46	(4,376)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,355	365	(741)	(18)	(1,607)	(354)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	137	—	(161)	—	—	—	—	—	—	24	—	—	—	—	—	—

Total reconciling items	2,492	365	(902)	(18)	(1,607)	(354)	—	—	—	24	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,613	$(3,606)	$43	$(161)	$(4,752)	$72	$(381)	$(221)	$(85)	$—	$56	$(4,422)	$—	$(4,422)	$46	$(4,376)

	Nine Months Ended September 30, 2011
			Non-Interest Income (Loss)				Non-Interest Expense									Total
								REO			Income		Less: Net		Total Other	Comprehensive
	Net	(Provision)	Management		Derivative	Other		Operations	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	Benefit for	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Credit Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$5,384	$—	$—	$(1,284)	$(4,197)	$657	$(293)	$—	$(2)	$466	$337	$1,068	$—	$1,068	$3,106	$4,174
Single-family Guarantee	(28)	(9,178)	2,631	—	—	750	(670)	(518)	(241)	(489)	(8)	(7,751)	—	(7,751)	(3)	(7,754)
Multifamily	897	110	90	(344)	3	215	(163)	13	(56)	—	(1)	764	—	764	46	810
All Other	—	—	—	—	—	—	—	—	—	—	34	34	—	34	—	34

Total Segment Earnings (loss), net of taxes	6,253	(9,068)	2,721	(1,628)	(4,194)	1,622	(1,126)	(505)	(299)	(23)	362	(5,885)	—	(5,885)	3,149	(2,736)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	6,995	944	(2,110)	(78)	(4,792)	(959)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	466	—	(489)	—	—	—	—	—	—	23	—	—	—	—	—	—

Total reconciling items	7,461	944	(2,599)	(78)	(4,792)	(959)	—	—	—	23	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$13,714	$(8,124)	$122	$(1,706)	$(8,986)	$663	$(1,126)	$(505)	$(299)	$—	$362	$(5,885)	$—	$(5,885)	$3,149	$(2,736)

156	Freddie Mac

	Three Months Ended September 30, 2010
																Total
			Non-Interest Income (Loss)				Non-Interest Expense				Income		Less: Net		Total Other	Comprehensive
	Net	Provision	Management		Derivative	Other		REO	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$1,667	$—	$—	$(934)	$192	$(768)	$(110)	$—	$(1)	$272	$(34)	$284	$—	$284	$3,317	$3,601
Single-family Guarantee	(4)	(3,980)	922	—	—	307	(224)	(337)	(85)	(245)	508	(3,138)	—	(3,138)	1	(3,137)
Multifamily	290	(19)	25	(5)	1	185	(54)	—	(17)	—	(25)	381	—	381	629	1,010
All Other	—	—	—	—	—	—	—	—	—	—	(38)	(38)	—	(38)	—	(38)

Total Segment Earnings (loss), net of taxes	1,953	(3,999)	947	(939)	193	(276)	(388)	(337)	(103)	27	411	(2,511)	—	(2,511)	3,947	1,436
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	2,054	272	(667)	(161)	(1,323)	(175)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	272	—	(245)	—	—	—	—	—	—	(27)	—	—	—	—	—	—

Total reconciling items	2,326	272	(912)	(161)	(1,323)	(175)	—	—	—	(27)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$4,279	$(3,727)	$35	$(1,100)	$(1,130)	$(451)	$(388)	$(337)	$(103)	$—	$411	$(2,511)	$—	$(2,511)	$3,947	$1,436

	Nine Months Ended September 30, 2010
																Total
			Non-Interest Income (Loss)				Non-Interest Expense				Income		Less: Net		Total Other	Comprehensive
	Net	Provision	Management		Derivative	Other		REO	Other		Tax	Net	(Income) Loss –	Net Income	Comprehensive	Income
	Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	(Expense)	Income	Noncontrolling	(Loss) –	Income (Loss),	(Loss) –
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Benefit	(Loss)	Interests	Freddie Mac	Net of Taxes	Freddie Mac
	(in millions)

Investments	$4,487	$—	$—	$(1,637)	$(4,703)	$(496)	$(343)	$—	$(14)	$1,076	$192	$(1,438)	$(2)	$(1,440)	$10,051	$8,611
Single-family Guarantee	106	(15,315)	2,635	—	—	785	(695)	(452)	(254)	(666)	617	(13,239)	—	(13,239)	(2)	(13,241)
Multifamily	806	(167)	74	(77)	5	348	(159)	(4)	(53)	—	(24)	749	3	752	2,989	3,741
All Other	—	—	—	—	—	—	—	—	—	—	15	15	—	15	—	15

Total Segment Earnings (loss), net of taxes	5,399	(15,482)	2,709	(1,714)	(4,698)	637	(1,197)	(456)	(321)	410	800	(13,913)	1	(13,912)	13,038	(874)
Reconciliation to consolidated statements of income and comprehensive income:
Reclassifications(3)	6,065	1,330	(1,936)	(324)	(4,955)	(180)	—	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	1,076	—	(666)	—	—	—	—	—	—	(410)	—	—	—	—	—	—

Total reconciling items	7,141	1,330	(2,602)	(324)	(4,955)	(180)	—	—	—	(410)	—	—	—	—	—	—

Total per consolidated statements of income and comprehensive income	$12,540	$(14,152)	$107	$(2,038)	$(9,653)	$457	$(1,197)	$(456)	$(321)	$—	$800	$(13,913)	$1	$(13,912)	$13,038	$(874)

(1)	Management and guarantee income total per consolidated statements of income and comprehensive income is included in other income on our GAAP consolidated statements of income and comprehensive income.
(2)	See “Segment Earnings” for additional information regarding these adjustments.
(3)	See “NOTE 17: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2010 Annual Report for information regarding these reclassifications.

157	Freddie Mac

Table 15.3 presents total comprehensive income (loss) by segment.

Table 15.3 — Total Comprehensive Income (Loss) of Segments(1)

	Three Months Ended September 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$(1,079)	$1,221	$124	$2	$1,347	$268
Single-family Guarantee	(3,545)	—	—	—	—	(3,545)
Multifamily	205	(1,301)	—	—	(1,301)	(1,096)
All Other	(3)	—	—	—	—	(3)

Total per consolidated statements of income and comprehensive income	$(4,422)	$(80)	$124	$2	$46	$(4,376)

	Nine Months Ended September 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$1,068	$2,718	$390	$(2)	$3,106	$4,174
Single-family Guarantee	(7,751)	—	—	(3)	(3)	(7,754)
Multifamily	764	46	1	(1)	46	810
All Other	34	—	—	—	—	34

Total per consolidated statements of income and comprehensive income	$(5,885)	$2,764	$391	$(6)	$3,149	$(2,736)

	Three Months Ended September 30, 2010
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income
(loss) of segments:
Investments	$284	$3,152	$164	$1	$3,317	$3,601
Single-family Guarantee	(3,138)	—	—	1	1	(3,137)
Multifamily	381	629	—	—	629	1,010
All Other	(38)	—	—	—	—	(38)

Total per consolidated statements of income and comprehensive income	$(2,511)	$3,781	$164	$2	$3,947	$1,436

	Nine Months Ended September 30, 2010
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Total Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income (Loss)
	(Loss) — Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	— Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$(1,440)	$9,533	$520	$(2)	$10,051	$8,611
Single-family Guarantee	(13,239)	—	—	(2)	(2)	(13,241)
Multifamily	752	2,991	—	(2)	2,989	3,741
All Other	15	—	—	—	—	15

Total per consolidated statements of income and comprehensive income	$(13,912)	$12,524	$520	$(6)	$13,038	$(874)

(1)	The sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

158	Freddie Mac

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

Table 16.1 — Net Worth and Minimum Capital

	September 30, 2011	December 31, 2010
	(in millions)

GAAP net worth(1)	$(5,991)	$(401)

Core capital (deficit)(2)(3)	$(63,288)	$(52,570)
Less: Minimum capital requirement(2)	24,603	25,987

Minimum capital surplus (deficit)(2)	$(87,891)	$(78,557)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for September 30, 2011 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

To address our net worth deficit of $6.0 billion at September 30, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $6.0 billion, and will request that we receive these funds by December 31, 2011. Commencing in the second quarter of 2011, our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Upon funding of this draw request, our aggregate funding received from Treasury under the Purchase Agreement will increase to $71.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $6.0 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $66.2 billion at September 30, 2011 to $72.2 billion. We paid a quarterly dividend of $1.6 billion, $1.6 billion, and $1.6 billion on the senior preferred stock in cash on March 31, 2011, June 30, 2011, and September 30, 2011, respectively, at the direction of the Conservator. Following funding of the draw request related to our net worth deficit at

159	Freddie Mac

September 30, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.6 billion to $7.2 billion, which exceeds our annual historical earnings in all but one period.

NOTE 17: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 17.1 summarizes the concentration by year of origination and geographical area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both September 30, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2010 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

Table 17.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2011		December 31, 2010		Percent of Credit Losses(1)
		Serious		Serious	Nine Months Ended
	Percentage of	Delinquency	Percentage of	Delinquency	September 30,	September 30,
	Portfolio(2)	Rate(3)	Portfolio(2)	Rate(3)	2011	2010

Year of Origination
2011	10%	<0.1%	N/A	N/A	—	N/A
2010	20	0.2	18%	0.1%	<1%	—
2009	20	0.4	21	0.3	1	<1%
2008	7	5.2	9	4.9	8	6
2007	10	11.2	11	11.6	36	34
2006	7	10.5	9	10.5	28	31
2005	8	6.2	10	6.0	18	20
2004 and prior	18	2.6	22	2.5	9	9

Total	100%	3.5%	100%	3.8%	100%	100%

Region(4)
West	28%	3.7%	27%	4.7%	54%	47%
Northeast	25	3.2	25	3.2	7	9
North Central	18	2.9	18	3.1	15	16
Southeast	17	5.4	18	5.6	20	25
Southwest	12	1.8	12	2.1	4	3

Total	100%	3.5%	100%	3.8%	100%	100%

State(5)
California	16%	3.5%	16%	4.9%	30%	26%
Florida	6	10.7	6	10.5	12	19
Illinois	5	4.6	5	4.6	4	6
Georgia	3	3.4	3	4.1	4	3
Michigan	3	2.3	3	3.0	5	5
Arizona	2	4.3	3	6.1	12	11
Nevada	1	10.3	1	11.9	7	5
All other	64	N/A	63	N/A	26	25

Total	100%	3.5%	100%	3.8%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of income and comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Serious delinquencies on mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(5)	States presented based on those with the highest percentage of credit losses during the nine months ended September 30, 2011. Our top seven states based on the highest percentage of UPB as of September 30, 2011 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (5%), New Jersey (4%), and Virginia (4%), and comprised 45% of our single-family credit guarantee portfolio as of September 30, 2011.

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

160	Freddie Mac

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

Table 17.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Interest-only	4%	5%	17.7%	18.4%
Option ARM	<1	1	21.2	21.2
Alt-A(2)	6	6	11.8	12.2
Original LTV ratio greater than 90%(3)	9	9	6.7	7.8
Lower original FICO scores (less than 620)	3	3	12.7	13.9

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 19% and 18% at September 30, 2011 and December 31, 2010, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.7% and 14.9% as of September 30, 2011 and December 31, 2010, respectively.

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

161	Freddie Mac

Table 17.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	September 30, 2011		December 31, 2010
		Delinquency		Delinquency
	UPB(1)	Rate(2)	UPB(1)	Rate(2)

State

California	$19.6	0.02%	$19.3	0.06%
Texas	13.7	0.67	12.7	0.52
New York	9.3	—	9.2	—
Florida	6.9	0.05	6.4	0.56
Georgia	5.7	2.06	5.5	0.98
Maryland	5.6	1.11	5.3	—
All other states	51.6	0.19	50.0	0.24

Total	$112.4	0.33%	$108.4	0.26%

Region(3)

Northeast	$31.6	0.22%	$31.1	—%
West	29.1	0.05	28.3	0.07
Southwest	21.6	0.66	20.2	0.61
Southeast	20.3	0.68	19.2	0.59
North Central	9.8	0.13	9.6	0.30

Total	$112.4	0.33%	$108.4	0.26%

Category(4)

Original LTV ratio greater than 80%	$6.4	2.65%	$6.6	2.30%
Original DSCR below 1.10	2.9	3.26	3.2	1.22
Non-credit enhanced loans	83.5	0.18	87.5	0.12

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(3)	See endnote (4) to “Table 17.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement significantly reduces our exposure to a potential credit loss. As of September 30, 2011, more than one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 6% and 8% at September 30, 2011 and December 31, 2010, respectively, and our estimate of the current average DSCR for these loans was 1.1 at both September 30, 2011 and December 31, 2010. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 5% and 7% at September 30, 2011 and December 31, 2010, respectively, and the average current LTV ratio of these loans was 107% and 108%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

162	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a specified dollar amount of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 84% of our single-family purchase volume during the nine months ended September 30, 2011. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., and Bank of America, N.A., accounted for 27%, 14%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2011. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts. As of September 30, 2011 and December 31, 2010, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $2.7 billion and $3.8 billion, and approximately 40% and 34% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests. During the three and nine months ended September 30, 2011, respectively, we recovered amounts that covered losses with respect to $1.1 billion and $3.5 billion of UPB on loans subject to our repurchase requests.

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

With the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement was filed with the bankruptcy court on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011, which became effective on August 10, 2011. We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors, may file an action to recover certain funds paid to us prior to the TBW bankruptcy. See “NOTE 19: LEGAL CONTINGENCIES” for additional information on the settlement, our claims arising from TBW’s bankruptcy, and Ocala’s potential claims.

As previously disclosed, we joined an investor group that delivered a notice of non-performance in 2010 to The Bank of New York Mellon, as Trustee, and Countrywide Home Loans Servicing LP (now known as BAC Home Loans Servicing, LP), related to the possibility that certain mortgage pools backing certain mortgage-related securities issued by Countrywide Financial Corporation and related entities include mortgages that may have been ineligible for inclusion in the pools due to breaches of representations or warranties.

On June 29, 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve all outstanding and potential claims related to alleged breaches of representations and warranties (including repurchase claims), substantially all historical loan servicing claims and certain other historical claims with respect to 530 Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions, including the receipt of a private letter ruling from the IRS. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained.

In connection with the settlement, Bank of America Corporation entered into an agreement with the investor group. Under this agreement, the investor group agreed, among other things, to use reasonable best efforts and to cooperate in good faith to effectuate the settlement, including to obtain final court approval. Freddie Mac was not a party to this

163	Freddie Mac

agreement, but agreed to retract any previously delivered notices of non-performance upon final court approval of the settlement.

The Bank of New York Mellon, as trustee, filed the settlement in state court in New York and planned to seek approval at a hearing, which approval would bind all investors in the related trusts. The court directed that any objections to the settlement be filed no later than August 30, 2011. On August 30, 2011, FHFA announced that, in its capacity as conservator, it had filed an appearance and conditional objection regarding the settlement, in order to obtain any additional pertinent information developed in the matter. In the announcement, FHFA, as conservator, stated that it is aware of no basis upon which it would raise a substantive objection to the settlement at this time, but that it believes it prudent not only to receive additional information as it continues its due diligence of the settlement, but also to reserve its capability to voice a substantive objection in the unlikely event that necessity should arise.

On August 26, 2011, the case was removed to Federal court. The trustee filed a motion to remand the case back to state court. On October 19, 2011, the Federal court denied the trustee’s motion to remand. The trustee has the right to appeal this decision; there is no assurance that the trustee would be successful on any such appeal.

On September 2, 2011, FHFA announced that it, as conservator for Freddie Mac and Fannie Mae, has filed lawsuits against 17 financial institutions and related defendants alleging violations of federal securities laws and common law in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. FHFA, as conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

The ultimate amounts of recovery payments we receive from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of September 30, 2011 and December 31, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at September 30, 2011 and December 31, 2010; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top five single-family loan servicers, Wells Fargo Bank N.A., Bank of America N.A., JPMorgan Chase Bank, N.A., Citimortgage, Inc., and U.S. Bank, N.A., together serviced approximately 67% of our single-family mortgage loans as of September 30, 2011. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A. serviced approximately 26%, 13% and 13%, respectively, of our single-family mortgage loans, as of September 30, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

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

As of September 30, 2011 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 51% of our multifamily mortgage portfolio.

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

164	Freddie Mac

retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2010 Annual Report for additional information. As of September 30, 2011, these insurers provided coverage, with maximum loss limits of $53.7 billion, for $254.3 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., PMI Mortgage Insurance Co. (or PMI), and Republic Mortgage Insurance Co. (or RMIC) each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at September 30, 2011. All our mortgage insurance counterparties are rated BBB or below as of October 21, 2011, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $2.0 billion and $1.2 billion during the nine months ended September 30, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.0 billion and $2.3 billion as of September 30, 2011 and December 31, 2010, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.1 billion and $1.5 billion as of September 30, 2011 and December 31, 2010, respectively.

In August 2011, we suspended RMIC and its affiliates, and PMI and its affiliates, as approved mortgage insurers for Freddie Mac loans, making loans insured by either company ineligible for sale to Freddie Mac. During the third quarter of 2011, RMIC announced that its waiver of state regulatory capital requirements expired, and it ceased writing new business. PMI, which had exceeded its risk to capital requirements, also ceased writing new business during the third quarter of 2011. PMI has been put under state supervision, and PMI’s state regulator has petitioned for judicial action to place PMI into receivership. PMI has announced that, effective October 24, 2011, it instituted a partial claim payment plan, under which claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. In the future, our mortgage insurance exposure will likely be concentrated among a smaller number of mortgage insurer counterparties.

As part of the estimate of our loan loss reserves, we evaluate the near term recovery from insurance policies for mortgage loans that we hold on our consolidated balance sheet as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities and covered by other guarantee commitments. Triad Guaranty Insurance Corp., or Triad, is continuing to pay claims 60% in cash and 40% in deferred payment obligation under orders of its state regulator. To date, the state regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At September 30, 2011, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $9.9 billion of UPB. At September 30, 2011, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. FGIC and Ambac are currently not paying any claims. If a bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2010 and 2011 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See

165	Freddie Mac

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of September 30, 2011 and December 31, 2010, there were $54.5 billion and $91.6 billion, respectively, of cash and other non- mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of September 30, 2011, these included:

•	$4.2 billion of cash equivalents invested in 18 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$3.1 billion of securities purchased under agreements to resell with two counterparties that had short-term S&P ratings of A-1 or above;

•	$7.5 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-2; and

•	$39.0 billion of cash deposited with the Federal Reserve Bank.

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

166	Freddie Mac

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $217 million and $32 million at September 30, 2011 and December 31, 2010, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2011, our maximum loss for accounting purposes would have been approximately $217 million. Four counterparties each accounted for greater than 10% and collectively accounted for 90% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at September 30, 2011. These counterparties were Barclays Bank PLC, Goldman Sachs Bank USA, JP Morgan Chase Bank, N.A., and Bank of America, N.A., all of which were rated “A” or above by S&P as of October 21, 2011.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $65 million and $103 million at September 30, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 18: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 18.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at September 30, 2011 and December 31, 2010.

167	Freddie Mac

Table 18.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at September 30, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$81,986	$2,035	$—	$84,021
Subprime	—	—	28,888	—	28,888
CMBS	—	52,788	3,477	—	56,265
Option ARM	—	—	6,168	—	6,168
Alt-A and other	—	11	11,432	—	11,443
Fannie Mae	—	20,158	422	—	20,580
Obligations of states and political subdivisions	—	—	8,132	—	8,132
Manufactured housing	—	—	816	—	816
Ginnie Mae	—	258	13	—	271

Total available-for-sale securities, at fair value	—	155,201	61,383	—	216,584
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,490	2,098	—	16,588
Fannie Mae	—	16,982	621	—	17,603
Ginnie Mae	—	137	24	—	161
Other	—	60	18	—	78

Total mortgage-related securities	—	31,669	2,761	—	34,430
Non-mortgage-related securities:
Asset-backed securities	—	276	—	—	276
Treasury bills	1,000	—	—	—	1,000
Treasury notes	17,159	—	—	—	17,159
FDIC-guaranteed corporate medium-term notes	—	2,433	—	—	2,433

Total non-mortgage-related securities	18,159	2,709	—	—	20,868

Total trading securities, at fair value	18,159	34,378	2,761	—	55,298

Total investments in securities	18,159	189,579	64,144	—	271,882
Mortgage loans:
Held-for-sale, at fair value	—	—	6,275	—	6,275
Derivative assets, net:
Interest-rate swaps	—	13,036	92	—	13,128
Option-based derivatives	4	17,236	—	—	17,240
Other	6	164	56	—	226

Subtotal, before netting adjustments	10	30,436	148	—	30,594
Netting adjustments(1)	—	—	—	(30,299)	(30,299)

Total derivative assets, net	10	30,436	148	(30,299)	295
Other assets:
Guarantee asset, at fair value	—	—	674	—	674

Total assets carried at fair value on a recurring basis	$18,169	$220,015	$71,241	$(30,299)	$279,126

Liabilities:
Debt securities recorded at fair value	$—	$3,291	$—	$—	$3,291
Derivative liabilities, net:
Interest-rate swaps	—	37,005	21	—	37,026
Option-based derivatives	11	2,763	1	—	2,775
Other	6	162	52	—	220

Subtotal, before netting adjustments	17	39,930	74	—	40,021
Netting adjustments(1)	—	—	—	(39,692)	(39,692)

Total derivative liabilities, net	17	39,930	74	(39,692)	329

Total liabilities carried at fair value on a recurring basis	$17	$43,221	$74	$(39,692)	$3,620

168	Freddie Mac

	Fair Value at December 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,652	$2,037	$—	$85,689
Subprime	—	—	33,861	—	33,861
CMBS	—	54,972	3,115	—	58,087
Option ARM	—	—	6,889	—	6,889
Alt-A and other	—	13	13,155	—	13,168
Fannie Mae	—	24,158	212	—	24,370
Obligations of states and political subdivisions	—	—	9,377	—	9,377
Manufactured housing	—	—	897	—	897
Ginnie Mae	—	280	16	—	296

Total available-for-sale securities, at fair value	—	163,075	69,559	—	232,634
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,138	2,299	—	13,437
Fannie Mae	—	17,872	854	—	18,726
Ginnie Mae	—	145	27	—	172
Other	—	11	20	—	31

Total mortgage-related securities	—	29,166	3,200	—	32,366
Non-mortgage-related securities:
Asset-backed securities	—	44	—	—	44
Treasury bills	17,289	—	—	—	17,289
Treasury notes	10,122	—	—	—	10,122
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	27,411	485	—	—	27,896

Total trading securities, at fair value	27,411	29,651	3,200	—	60,262

Total investments in securities	27,411	192,726	72,759	—	292,896
Mortgage loans:
Held-for-sale, at fair value	—	—	6,413	—	6,413
Derivative assets, net:
Interest-rate swaps	—	9,921	49	—	9,970
Option-based derivatives	—	11,255	—	—	11,255
Other	3	266	21	—	290

Subtotal, before netting adjustments	3	21,442	70	—	21,515
Netting adjustments(1)	—	—	—	(21,372)	(21,372)

Total derivative assets, net	3	21,442	70	(21,372)	143
Other assets:
Guarantee asset, at fair value	—	—	541	—	541

Total assets carried at fair value on a recurring basis	$27,414	$214,168	$79,783	$(21,372)	$299,993

Liabilities:
Debt securities recorded at fair value	$—	$4,443	$—	$—	$4,443
Derivative liabilities, net:
Interest-rate swaps	—	26,856	623	—	27,479
Option-based derivatives	8	252	2	—	262
Other	170	28	136	—	334

Subtotal, before netting adjustments	178	27,136	761	—	28,075
Netting adjustments(1)	—	—	—	(26,866)	(26,866)

Total derivative liabilities, net	178	27,136	761	(26,866)	1,209

Total liabilities carried at fair value on a recurring basis	$178	$31,579	$761	$(26,866)	$5,652

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $10.7 billion and $6 million, respectively, at September 30, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $(0.8) billion at September 30, 2011 and December 31, 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

169	Freddie Mac

Recurring Fair Value Changes

For the three and nine months ended September 30, 2011, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the three and nine months ended September 30, 2011, the fair value of our Level 3 assets decreased due to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) the widening of OAS levels on these securities. During the three and nine months ended September 30, 2011, we had a net transfer into Level 3 assets of $98 million and $94 million, respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

During the third quarter of 2010, the fair value of our Level 3 assets increased due to: (a) a decline in market interest rates; and (b) fair value gains related to the movement of securities with unrealized losses towards maturity. For the nine months ended September 30, 2010, the fair value of our Level 3 assets decreased primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the nine months ended September 30, 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

Table 18.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

170	Freddie Mac

Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended September 30, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive						in and/or out	Balance,	gains (losses)
	June 30, 2011	earnings(1)(2)(3)(4)	income(1)	Total	Purchases	Issuances	Sales	Settlements, net(5)	of Level 3(6)	September 30, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,983	$—	$28	$28	$101	$—	$—	$(14)	$(63)	$2,035	$—
Subprime	30,491	(31)	(348)	(379)	—	—	—	(1,224)	—	28,888	(31)
CMBS	3,207	—	273	273	—	—	—	(3)	—	3,477	—
Option ARM	6,591	(19)	(128)	(147)	—	—	—	(276)	—	6,168	(19)
Alt-A and other	12,197	(80)	(294)	(374)	—	—	—	(391)	—	11,432	(80)
Fannie Mae	187	—	(2)	(2)	246	—	—	(9)	—	422	—
Obligations of states and political subdivisions	8,560	9	253	262	—	—	(413)	(277)	—	8,132	—
Manufactured housing	844	(4)	5	1	—	—	—	(29)	—	816	(4)
Ginnie Mae	14	—	—	—	—	—	—	(1)	—	13	—

Total available-for-sale mortgage-related securities	64,074	(125)	(213)	(338)	347	—	(413)	(2,224)	(63)	61,383	(134)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,622	(637)	—	(637)	69	—	—	(58)	102	2,098	(638)
Fannie Mae	843	(268)	—	(268)	—	—	—	(13)	59	621	(268)
Ginnie Mae	26	—	—	—	—	—	—	(2)	—	24	—
Other	18	(1)	—	(1)	—	5	(3)	(1)	—	18	(1)

Total trading mortgage- related securities	3,509	(906)	—	(906)	69	5	(3)	(74)	161	2,761	(907)
Mortgage loans:
Held-for-sale, at fair value	4,463	261	—	261	4,119	—	(2,561)	(7)	—	6,275	170
Net derivatives(8)	(319)	534	—	534	—	(23)	—	(118)	—	74	279
Other assets:
Guarantee asset(9)	667	(27)	—	(27)	—	48	—	(14)	—	674	(27)

171	Freddie Mac

	Nine Months Ended September 30, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive						in and/or out	Balance,	gains (losses)
	January 1, 2011	earnings(1)(2)(3)(4)	income(1)	Total	Purchases	Issuances	Sales	Settlements, net(5)	of Level 3(6)	September 30, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$67	$67	$101	$—	$—	$(71)	$(99)	$2,035	$—
Subprime	33,861	(835)	(33)	(868)	—	—	—	(4,105)	—	28,888	(835)
CMBS	3,115	—	385	385	—	—	—	(23)	—	3,477	—
Option ARM	6,889	(365)	640	275	—	—	—	(996)	—	6,168	(365)
Alt-A and other	13,155	(152)	(238)	(390)	—	—	—	(1,333)	—	11,432	(152)
Fannie Mae	212	—	—	—	246	—	—	(31)	(5)	422	—
Obligations of states and political subdivisions	9,377	13	495	508		—	(608)	(1,145)	—	8,132	—
Manufactured housing	897	(9)	17	8	—	—	—	(89)	—	816	(9)
Ginnie Mae	16	—	—	—	—	—	—	(3)	—	13	—

Total available-for-sale mortgage-related securities	69,559	(1,348)	1,333	(15)	347	—	(608)	(7,796)	(104)	61,383	(1,361)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(629)	—	(629)	451	—	(55)	(155)	187	2,098	(630)
Fannie Mae	854	(270)	—	(270)	56	—	—	(30)	11	621	(270)
Ginnie Mae	27	—	—	—	—	—	—	(3)	—	24	—
Other	20	(2)	—	(2)	—	6	(3)	(3)	—	18	(2)

Total trading mortgage- related securities	3,200	(901)	—	(901)	507	6	(58)	(191)	198	2,761	(902)
Mortgage loans:
Held-for-sale, at fair value	6,413	621	—	621	9,553	—	(10,283)	(29)	—	6,275	203
Net derivatives(8)	(691)	927	—	927	—	(45)	—	(119)	2	74	378
Other assets:
Guarantee asset(9)	541	(22)	—	(22)	—	193	—	(38)	—	674	(22)

172	Freddie Mac

	Three Months Ended September 30, 2010
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	June 30, 2010	earnings(1)(2)(3)(4)	income(1)	Total	settlements, net(5)	of Level 3(6)	September 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,099	$—	$55	$55	$32	$(110)	$2,076	$—
Subprime	34,554	(213)	1,316	1,103	(1,583)	—	34,074	(213)
CMBS	58,129	(6)	2,040	2,034	(861)	—	59,302	(6)
Option ARM	6,897	(577)	951	374	(346)	—	6,925	(577)
Alt-A and other	12,958	(296)	1,218	922	(571)	—	13,309	(296)
Fannie Mae	289	—	1	1	(77)	—	213	—
Obligations of states and political subdivisions	10,743	1	162	163	(555)	—	10,351	—
Manufactured housing	892	(8)	49	41	(30)	—	903	(8)
Ginnie Mae	3	—	—	—	—	—	3	—

Total available-for-sale mortgage-related securities	126,564	(1,099)	5,792	4,693	(3,991)	(110)	127,156	(1,100)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,041	(319)	—	(319)	177	(54)	2,845	(327)
Fannie Mae	918	(166)	—	(166)	(12)	—	740	(166)
Ginnie Mae	28	1	—	1	(1)	—	28	1
Other	23	—	—	—	34	—	57	—

Total trading mortgage-related securities	4,010	(484)	—	(484)	198	(54)	3,670	(492)
Mortgage loans:
Held-for-sale, at fair value	1,656	157	—	157	1,051	—	2,864	82
Net derivatives(8)	199	149	—	149	(212)	—	136	61
Other assets:
Guarantee asset(9)	485	(1)	—	(1)	22	—	506	(1)

173	Freddie Mac

	Nine Months Ended September 30, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)	Total	settlements, net(5)	of Level 3(6)	September 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$72	$72	$(28)	$—	$2,076	$—
Subprime	35,721	—	35,721	(562)	4,581	4,019	(5,666)	—	34,074	(562)
CMBS	54,019	—	54,019	(78)	7,701	7,623	(2,340)	—	59,302	(78)
Option ARM	7,236	—	7,236	(734)	1,648	914	(1,225)	—	6,925	(727)
Alt-A and other	13,391	—	13,391	(648)	2,381	1,733	(1,815)	—	13,309	(648)
Fannie Mae	338	—	338	—	(1)	(1)	(124)	—	213	—
Obligations of states and political subdivisions	11,477	—	11,477	3	374	377	(1,503)	—	10,351	—
Manufactured housing	911	—	911	(23)	104	81	(89)	—	903	(23)
Ginnie Mae	4	—	4	—	—	—	(1)	—	3	—

Total available-for-sale mortgage- related securities	143,904	(18,775)	125,129	(2,042)	16,860	14,818	(12,791)	—	127,156	(2,038)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(947)	—	(947)	1,275	(283)	2,845	(970)
Fannie Mae	1,343	—	1,343	(564)	—	(564)	(37)	(2)	740	(564)
Ginnie Mae	27	—	27	2	—	2	(1)	—	28	2
Other	28	(1)	27	(2)	—	(2)	32	—	57	(2)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,511)	—	(1,511)	1,269	(285)	3,670	(1,534)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	379	—	379	(314)	—	2,864	80
Net derivatives(8)	(430)	—	(430)	824	—	824	(258)	—	136	236
Other assets:
Guarantee asset(9)	10,444	(10,024)	420	(8)	—	(8)	94	—	506	(8)

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of income and comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of income and comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at September 30, 2011 and 2010, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to adopt the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

174	Freddie Mac

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

Table 18.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at September 30, 2011 and December 31, 2010, respectively.

Table 18.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at September 30, 2011				Fair Value at December 31, 2010
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,448	$1,448	$—	$—	$1,560	$1,560
REO, net(2)	—	—	4,622	4,622	—	—	5,606	5,606

Total assets measured at fair value on a non-recurring basis	$—	$—	$6,070	$6,070	$—	$—	$7,166	$7,166

	Total Gains (Losses)(3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(23)	$(11)	$(32)	$(134)
REO, net(2)	(115)	(243)	(162)	(276)

Total gains (losses)	$(138)	$(254)	$(194)	$(410)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $4.6 billion, less estimated costs to sell of $325 million (or approximately $4.3 billion) at September 30, 2011. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $406 million (or approximately $5.2 billion) at December 31, 2010.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2011 and 2010, respectively.

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

175	Freddie Mac

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

The changes in fair value of debt securities with the fair value option elected were $133 million and $15 million for the three and nine months ended September 30, 2011, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $137 million and $21 million for the three and nine months ended September 30, 2011, respectively. The remaining changes in the fair value of $(4) million and $(6) million were attributable to changes in credit risk for the three and nine months ended September 30, 2011, respectively.

The changes in fair value of debt securities with the fair value option elected were $(366) million and $525 million for the three and nine months ended September 30, 2010, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $(351) million and $526 million for the three and nine months ended September 30, 2010, respectively. The remaining changes in the fair value of $(15) million and $(1) million were attributable to changes in credit risk for the three and nine months ended September 30, 2010, respectively.

The change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $62 million and $108 million at September 30, 2011 and December 31, 2010, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2010 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

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

We recorded $261 million and $621 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011, respectively. We recorded fair value changes of $157 million and

176	Freddie Mac

$379 million in other income in our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010, respectively. The changes in fair value of these loans were primarily attributable to changes in interest rates and other non-credit related items such as liquidity. The changes in fair value attributable to credit risk were not material given that these loans were generally originated within the past six to twelve months and have not seen a change in their credit characteristics.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $173 million and $(311) million at September 30, 2011 and December 31, 2010, respectively. Related interest income continues to be reported as interest income in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2010 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

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

Multiclass agency securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

177	Freddie Mac

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon of the collateral underlying our CMBS investments was 5.7% as of both September 30, 2011 and December 31, 2010. The weighted-average life of the collateral underlying our CMBS investments was 3.8 years and 4.3 years, respectively, as of September 30, 2011 and December 31, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified as Level 2.

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related)

These private-label investments are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans is highly illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are primarily classified as Level 3.

Table 18.4 below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 18.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	September 30, 2011	December 31, 2010
	(in millions)

2004 and prior	$4,449	$4,998
2005	10,973	13,126
2006	16,799	19,333
2007	14,278	16,461
2008 and beyond	—	—

Total	$46,499	$53,918

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

Asset-Backed Securities (Non-Mortgage-Related)

These private-label non-mortgage-related securities are valued based on prices from pricing services. Some of the key valuation drivers include the discount margin, subordination level, and prepayment speed, coupled with interest rates. They are classified as Level 2 because of their liquidity and tight pricing ranges.

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

178	Freddie Mac

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

179	Freddie Mac

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

Table 18.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps. As of September 30, 2011 and December 31, 2010 our option-based derivatives had a remaining weighted-average life of 4.4 years and 4.5 years, respectively.

Table 18.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	September 30, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$200,465	$10,986	$24	$537	$1,999	$8,426
Weighted average fixed rate(3)			0.90%	1.07%	2.24%	3.26%
Forward-starting swaps(4)	20,203	2,039	—	—	—	2,039
Weighted average fixed rate(3)			—	0.60%	0.84%	3.53%
Basis (floating to floating)	2,725	(3)	—	(5)	2	—
Pay-fixed:
Swaps	279,437	(33,716)	(93)	(1,221)	(6,686)	(25,716)
Weighted-average fixed rate(3)			2.00%	2.07%	3.32%	3.99%
Forward-starting swaps(4)	14,246	(3,204)	—	—	—	(3,204)
Weighted-average fixed rate(3)			—	—	—	5.29%

Total interest-rate swaps	$517,076	$(23,898)	$(69)	$(689)	$(4,685)	$(18,455)

Option-based derivatives:
Call swaptions	$116,400	$11,624	$6,433	$1,843	$597	$2,751
Put swaptions	68,175	725	16	90	203	416
Other option-based derivatives(5)	50,958	2,116	(7)	—	—	2,123

Total option-based	$235,533	$14,465	$6,442	$1,933	$800	$5,290

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted-average fixed rate(3)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(4)	22,412	371	—	123	(9)	257
Weighted-average fixed rate(3)			—	3.47%	1.88%	4.19%
Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted average fixed rate(3)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(4)	56,259	(4,009)	—	—	—	(4,009)
Weighted average fixed rate(3)			—	—	—	4.54%

Total interest-rate swaps	$721,259	$(17,509)	$(136)	$(618)	$(2,033)	$(14,722)

Option-based derivatives:
Call swaptions	$125,885	$8,147	$2,754	$2,661	$1,246	$1,486
Put swaptions	65,975	1,396	136	451	226	583
Other option-based derivatives(5)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	$239,094	$10,993	$2,882	$3,112	$1,471	$3,528

(1)	Fair value is categorized based on the period from September 30, 2011 and December 31, 2010, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily includes purchased interest rate caps and floors.

180	Freddie Mac

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 18.6 present our estimates of the fair value of our financial assets and liabilities at September 30, 2011 and December 31, 2010. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not

181	Freddie Mac

purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

Table 18.6 — Consolidated Fair Value Balance Sheets

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount(1)	Fair Value	Amount(1)	Fair Value
		(in billions)

Assets
Cash and cash equivalents	$18.2	$18.2	$37.0	$37.0
Restricted cash and cash equivalents	25.7	25.7	8.1	8.1
Federal funds sold and securities purchased under agreements to resell	10.6	10.6	46.5	46.5
Investments in securities:
Available-for-sale, at fair value	216.6	216.6	232.6	232.6
Trading, at fair value	55.3	55.3	60.3	60.3

Total investments in securities	271.9	271.9	292.9	292.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,611.6	1,661.4	1,646.2	1,667.5
Unsecuritized mortgage loans	205.6	198.5	198.7	191.5

Total mortgage loans	1,817.2	1,859.9	1,844.9	1,859.0
Derivative assets, net	0.3	0.3	0.1	0.1
Other assets	28.4	28.9	32.3	37.2

Total assets	$2,172.3	$2,215.5	$2,261.8	$2,280.8

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,488.0	$1,572.4	$1,528.7	$1,589.5
Other debt	674.5	695.9	713.9	729.7

Total debt, net	2,162.5	2,268.3	2,242.6	2,319.2
Derivative liabilities, net	0.3	0.3	1.2	1.2
Other liabilities	15.5	15.4	18.4	19.0

Total liabilities	2,178.3	2,284.0	2,262.2	2,339.4

Net assets
Senior preferred stockholders	66.2	66.2	64.2	64.2
Preferred stockholders	14.1	1.0	14.1	0.3
Common stockholders	(86.3)	(135.7)	(78.7)	(123.1)

Total net assets	(6.0)	(68.5)	(0.4)	(58.6)

Total liabilities and net assets	$2,172.3	$2,215.5	$2,261.8	$2,280.8

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

182	Freddie Mac

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

We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at September 30, 2011 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates involves obtaining dealer quotes on hypothetical securities constructed with collateral from our single-family credit guarantee portfolio. The remaining implied management and guarantee fee relates to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans, or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use delivery and guarantee fees charged by us as a market benchmark for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but accounts for a small share of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting guidelines, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used for less than a majority of the guaranteed loans, but accounts for the largest share of the overall fair value of the guarantee obligation).

183	Freddie Mac

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

The fair value of single family mortgage loans is a fair value measurement with limited market benchmarks and significant unobservable inputs. In determining the fair value of single family mortgage loans, there is a wide range of variability and valuation outcomes based on management judgments used in determining a principal exit market, modeling assumptions and inputs used to determine variables including risk premiums, credit costs, security pricing and implied management and guarantee fees, and management decisions regarding those judgments and assumptions.

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

For fair value balance sheet purposes, we use the dealer-published quotes for a base TBA security, adjusted for the carry and pay-up price adjustments, to determine the fair value of the debt securities of consolidated trusts held by third parties. The valuation techniques we use are similar to the approach we use to value our investments in agency securities for GAAP purposes. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investments in Securities — Agency Securities” for additional information regarding the valuation techniques we use.

Other debt includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers or reliable third-party pricing service providers. We elected the fair

184	Freddie Mac

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

185	Freddie Mac

against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed motions to dismiss the second amended complaint, which motions remain pending.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential impact on our business, financial condition, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Court has not yet ruled upon the defendants’ motions to dismiss the second amended complaint; and the fact that the parties have not yet briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiffs claim that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seek unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice Freddie Mac’s motion to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 15, 2011. The defendants have filed motions to dismiss the second amended complaint.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential impact on our business, financial condition, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Court has not yet ruled upon the defendants’ motions to dismiss the second amended complaint; and the fact that the parties have not yet briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

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

186	Freddie Mac

effect in Sonoma County to certain directives by FHFA regarding energy retrofit loan programs and other related relief. On October 26, 2010, the Town of Babylon filed a similar complaint against Fannie Mae, Freddie Mac, and FHFA, as well as the Office of the Comptroller of the Currency, in the U.S. District Court for the Eastern District of New York.

The defendants have filed motions to dismiss these lawsuits. The courts have entered stipulated orders dismissing the individual officers of Freddie Mac and Fannie Mae from the cases. On December 17, 2010, the judge handling the cases in the Northern District of California requested a position statement from the United States, which was filed on February 8, 2011. On June 13, 2011, the complaint filed by the Town of Babylon was dismissed. On August 11, 2011, the Town of Babylon filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. On August 26, 2011, the California federal court granted in part defendants’ motion to dismiss, leaving only plaintiffs’ APA and NEPA claims against FHFA.

Sonoma County’s motion for preliminary injunction was granted in part, requiring FHFA to provide a notice and comment period with regard to its directives. FHFA filed an appeal of the injunction on September 15, 2011, and the District Court granted FHFA a 10-day stay of the injunction to allow FHFA to request a further stay from the U.S. Court of Appeals for the Ninth Circuit, which occurred on October 11, 2011. While Freddie Mac believes that the intent of the Court’s order in the California cases was to dismiss Freddie Mac from the case entirely, for the sake of clarity, the company has asked the City of Palm Desert to dismiss any such claims voluntarily as to Freddie Mac, and the City of Palm Desert has agreed to do so. The complaint filed by Leon County was dismissed by the Court on September 30, 2011. The time for appeal has yet to run.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Second Circuit has not ruled on the appeal filed by the Town of Babylon; and the fact that Leon County still has time to file an appeal.

Government Investigations and Inquiries

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

187	Freddie Mac

By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock.

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleged that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The complaint further alleged that certain defendants and others made additional false statements following the offering. The complaint named as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP.

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. On August 16, 2010, the plaintiffs filed their second amended consolidated complaint against these same defendants. The defendants moved to dismiss the second amended consolidated complaint on September 16, 2010. On October 22, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, again allowing the plaintiffs leave to replead. On November 14, 2010, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. The plaintiffs moved for class certification on June 30, 2011, but withdrew this motion on July 5, 2011. The plaintiffs again moved for class certification on August 30, 2011. No decision has been issued on the motion.

Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the underwriting agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the inherent uncertainty of pre-trial litigation and the fact that the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

On July 6, 2011, plaintiffs filed a lawsuit in the U.S. District Court for Massachusetts styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston v. Goldman, Sachs & Co. The complaint alleges that Goldman, Sachs & Co. made materially misleading statements and omissions in connection with Freddie Mac’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. Freddie Mac is not named as a defendant in this lawsuit.

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

188	Freddie Mac

2011. On August 31, 2011, Lehman filed its third amended joint plan and disclosure statement. The disclosure statement was approved on September 1, 2011. Votes on and objections to the plan are due November 4, 2011. Hearings on confirmation of the plan are currently scheduled for December 6, 2011.

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

With the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement, which is discussed below, was filed with the bankruptcy court on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011, which became effective on August 10, 2011.

Under the terms of the settlement, we have been granted an unsecured claim in the TBW bankruptcy estate in the amount of $1.022 billion, largely representing our claims to past and future loan repurchase exposures. We estimate that this claim may result in a distribution to us of approximately $40-45 million, which is based on the plan of liquidation and disclosure statement filed with the court by TBW indicating that general unsecured creditors are likely to receive a distribution of 3.3 to 4.4 cents on the dollar. The settlement provides that $6.3 million of this amount is to be paid to certain creditors of TBW. In addition, pursuant to the settlement, we have received net proceeds of $156 million through September 30, 2011 relating to various funds on deposit, net of amounts we were required to assign or pay to other parties. The settlement also allows for our sale of TBW-related mortgage servicing rights and provides a formula for determining the amount of the proceeds, if any, to be allocated to third parties that have asserted interests in those rights. During the third quarter of 2011, we recognized a $0.2 billion gain, primarily representing the difference between the amounts we assigned, or paid, to TBW and their creditors and the liability recorded on our consolidated balance sheet.

At the time of settlement, we estimated our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been adjusted in our financial statements through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

We understand that Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, or its creditors, may file an action to recover certain funds paid to us prior to the TBW bankruptcy. However, no actions against Freddie Mac related to Ocala have been initiated in bankruptcy court or elsewhere to recover assets. Based on court filings and other information, we understand that Ocala or its creditors may attempt to assert fraudulent transfer and other possible claims totaling approximately $840 million against us related to funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts. We also understood that Ocala might attempt to make claims against us asserting ownership of a large number of loans that we purchased from TBW. The order approving the settlement provides that nothing in the settlement shall be construed to limit, waive or release Ocala’s claims against Freddie Mac, except for TBW’s claims and claims arising from the allocation of the loans discussed above to Freddie Mac.

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

189	Freddie Mac

was December 12, 2011. On September 7, 2011, a joint motion for continuance was filed with the U.S. Tax Court. The joint motion for continuance was granted, and, on October 11, 2011, the parties submitted a status report and proposed a revised trial date of November 5, 2012. In light of the revised trial date and the fact that no settlement discussions have occurred for an extended period of time, we do not believe it is reasonably possible that this issue will be resolved within the next 12 months. We believe appropriate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 13: INCOME TAXES.”

NOTE 20: EARNINGS (LOSS) PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting guidance for earnings per share, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three and nine months ended September 30, 2011 and 2010 include the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.

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

Table 20.1 — Loss Per Common Share — Basic and Diluted

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in millions, except per share amounts)

Net loss attributable to Freddie Mac	$(4,422)	$(2,511)	$(5,885)	$(13,912)
Preferred stock dividends(1)	(1,618)	(1,558)	(4,840)	(4,146)

Net loss attributable to common stockholders	$(6,040)	$(4,069)	$(10,725)	$(18,058)

Weighted average common shares outstanding — basic (in thousands)(2)	3,244,496	3,248,794	3,245,473	3,249,753
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,244,496	3,248,794	3,245,473	3,249,753

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	3,095	4,875	3,588	5,469
Basic loss per common share	$(1.86)	$(1.25)	$(3.30)	$(5.56)
Diluted loss per common share	$(1.86)	$(1.25)	$(3.30)	$(5.56)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

190	Freddie Mac

NOTE 21: SELECTED FINANCIAL STATEMENT LINE ITEMS

Table 21.1 below presents the major components of other assets and other liabilities on our consolidated balance sheets.

Table 21.1 — Other Assets and Other Liabilities on Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(in millions)

Other assets:
Guarantee asset	$674	$541
Accounts and other receivables	8,519	8,734
All other	1,398	1,600

Total other assets	$10,591	$10,875

Other liabilities:
Guarantee obligation	$741	$625
Servicer liabilities	3,771	4,456
Accounts payable and accrued expenses	1,039	1,760
All other	1,387	1,257

Total other liabilities	$6,938	$8,098

191	Freddie Mac

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 19: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” sections in our Quarterly Reports on Form 10-Q for the first and second quarters of 2011, and our 2010 Annual Report, which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

We could incur increased credit losses if our seller/servicers enter into arrangements with mortgage insurers for settlement of future rescission activity and such agreements could potentially reduce the ability of mortgage insurers to pay claims to us.

Under our contracts with our seller/servicers, the rescission or denial of mortgage insurance on a loan is grounds for us to make a repurchase request to the seller/servicer. At least one of our largest servicers has entered into arrangements with two of our mortgage insurance counterparties under which the servicer pays and/or indemnifies the insurer in exchange for the mortgage insurer agreeing not to issue mortgage insurance rescissions or denials of coverage on Freddie Mac mortgages. When such an agreement is in place, we are unable to make repurchase requests based solely on a rescission of insurance or denial of coverage. Thus, there is a risk that we will experience higher credit losses if we do not independently identify other areas of noncompliance with our contractual requirements and require lenders to repurchase the loans we own. Additionally, there could be a negative financial impact on our mortgage insurers’ ability to pay their other obligations to us if the payments they receive from the seller/servicers are insufficient to compensate them for the insurance claims paid that would have otherwise been denied. As guarantor of the insured loans, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligation to reimburse us for claims, and this could increase our credit losses.

We may not be able to protect the security of our systems or the confidentiality of our information from cyber attack and other unauthorized access.

Our operations rely on the secure receipt, processing, storage and transmission of confidential and other information in our computer systems and networks and with our business partners. Our computer systems, software and networks may be vulnerable to internal or external cyber attack, unauthorized access, computer viruses or other malicious code, computer denial of service attacks or other attempts to harm our systems or misuse our confidential information. Our employees may be vulnerable to social engineering efforts that cause a breach in our security that otherwise would not exist as a technical matter. If one or more of such events occur, this potentially could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information, including nonpublic personal information and other sensitive business data processed, stored in, or transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, and adversely affect our ability to purchase loans, issue securities or enter into and execute other business transactions. We could also face regulatory action. Internal or external attackers may seek to steal, corrupt or disclose confidential financial assets, intellectual property and other sensitive information. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, and because some techniques involve social engineering attempts addressed to employees who may have insufficient knowledge to recognize them, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested significant resources in our information security program, there is a risk that it could prove to be inadequate to protect our computer systems, software, and networks.

192	Freddie Mac

The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

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

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgage. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgage is owned or guaranteed by the GSEs while reducing risk for the GSEs and bringing a measure of stability to housing markets. However, there can be no assurance that the revisions to HARP will be successful in achieving these objectives or that any benefits from the revised program will exceed our costs. Because we will be releasing lenders from certain representations and warranties, credit losses associated with loans identified with defects will not be recaptured through loan buybacks. In addition, changes in expectations of mortgage prepayments could result in declines in the fair value of our investments in certain agency mortgage-related securities and lower net interest yields over time on other mortgage-related investments. The ultimate impact of the HARP revisions on our financial results will be driven by the level of borrower participation and the volume of loans with high loan-to-value ratios that we acquire under the program.

193	Freddie Mac

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

194	Freddie Mac

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

No stock options were exercised during the three months ended September 30, 2011. However, restrictions lapsed on 16,797 restricted stock units.

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

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

195	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: November 3, 2011

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2011

196	Freddie Mac

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

Beginning in 2008, the conforming loan limits were increased for mortgages originated in certain “high-cost” areas above the conforming loan limits. In addition, conforming loan limits for certain high-cost areas were increased temporarily (up to $729,250 for a one-family residence) for loans originated prior to October 1, 2011. Actual loan limits are set by FHFA for each county (or equivalent) and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with UPB exceeding $417,000 as conforming jumbo loans.

Conservator — The Federal Housing Finance Agency, acting in its capacity as conservator of Freddie Mac.

197	Freddie Mac

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

198	Freddie Mac

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with loans guaranteed by us or Fannie Mae refinance into loans with more affordable monthly payments and/or fixed-rate terms. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios from 80% up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. The relief refinance initiative is our implementation of HARP for our loans, under which we also allow borrowers with LTV ratios of 80% and below to participate.

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

199	Freddie Mac

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

200	Freddie Mac

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

Recorded Investment — The dollar amount of a loan recorded on our consolidated balance sheets, excluding any valuation allowance, such as the allowance for loan losses, but which does reflect direct write-downs of the investment. For mortgage loans, direct write-downs consist of valuation allowances associated with recording our initial investment in loans acquired with evidence of credit deterioration at the time of purchase.

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

201	Freddie Mac

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

SERP — Supplemental Executive Retirement Plan

Short sale — Typically an alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment or promissory note from the borrower) that are less than the outstanding mortgage indebtedness in full satisfaction of the loan.

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

202	Freddie Mac

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

203	Freddie Mac

EXHIBIT INDEX

Exhibit No.		Description

10.1		PC Master Trust Agreement dated September 22, 2011
10.2
First Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)

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