Form 10-K
period 2011-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2012-03-09
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $227.4 million.

As of February 27, 2012, there were 649,733,472 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iv	Freddie Mac

PART I

This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in “BUSINESS — Forward-Looking Statements,” and “RISK FACTORS” in this Form 10-K.

Throughout this Form 10-K, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 1. BUSINESS

Conservatorship

We continue to operate under the direction of FHFA, as our Conservator. We are also subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition, and results of operations.

As our Conservator, FHFA succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. FHFA, as Conservator, has directed and will continue to direct certain of our business activities and strategies. FHFA has delegated certain authority to our Board of Directors to oversee, and to management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations.

A number of bills have been introduced in Congress that would bring about changes in the business model of Freddie Mac and Fannie Mae. In addition, on February 11, 2011, the Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, and states that the Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

On February 2, 2012, the Administration announced that it expects to provide more detail concerning approaches to reform the U.S. housing finance market in the spring, and that it plans to begin exploring options for legislation more intensively with Congress. On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. For more information on current legislative and regulatory initiatives, see “Regulation and Supervision — Legislative and Regulatory Developments.”

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, other legislation, public statements from Treasury and FHFA officials, and guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a

1	Freddie Mac

manner that serves our public mission and other non-financial objectives. However, these changes to our business objectives and strategies may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near-term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, have adversely impacted and may continue to adversely impact our financial results, including our segment results. For example, our current business objectives reflect, in part, direction given to us by the Conservator. These efforts are expected to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our activities are expected to have an adverse impact on our near- and long-term financial results. The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds under the Purchase Agreement.

We had a net worth deficit of $146 million as of December 31, 2011, and, as a result, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $146 million. Upon funding of the draw request: (a) our aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.3 billion; and (b) the corresponding annual cash dividend owed to Treasury will increase to $7.23 billion. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash. The amounts we are obligated to pay in dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth. We expect to make additional draws under the Purchase Agreement in future periods.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in all but one period. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will regularly generate net income or comprehensive income in excess of our annual dividends payable to Treasury. As a result, there is significant uncertainty as to our long-term financial sustainability. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury under the Purchase Agreement, will have an adverse impact on our future financial condition and net worth. The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

For more information on our current business objectives, see “Executive Summary — Our Primary Business Objectives.” For more information on the conservatorship and government support for our business, see “Executive Summary — Government Support for Our Business” and “Conservatorship and Related Matters.”

Executive Summary

You should read this Executive Summary in conjunction with our MD&A and consolidated financial statements and related notes for the year ended December 31, 2011.

Overview

Freddie Mac is a GSE chartered by Congress in 1970 with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. We have maintained a consistent market presence since our inception, providing mortgage liquidity in a wide range of economic environments. During the worst housing and financial crisis since the Great Depression, we are working to support the recovery of the housing market and the nation’s economy by providing essential liquidity to the mortgage market and helping to stem the rate of foreclosures. We believe our actions are helping communities across the country by providing America’s families with access to mortgage funding at low rates while helping distressed borrowers keep their homes and avoid foreclosure, where feasible.

Summary of Financial Results

Our financial performance in 2011 was impacted by the ongoing weakness in the economy, including in the mortgage market, and by a significant reduction in long-term interest rates and changes in OAS levels. Our total comprehensive income (loss) was $(1.2) billion and $282 million for 2011 and 2010, respectively, consisting of:

2	Freddie Mac

(a) $5.3 billion and $14.0 billion of net loss, respectively; and (b) $4.0 billion and $14.3 billion of total other comprehensive income, respectively.

Our total equity (deficit) was $(146) million at December 31, 2011, reflecting our total comprehensive income of $1.5 billion for the fourth quarter of 2011 and our dividend payment of $1.7 billion on our senior preferred stock on December 30, 2011. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $146 million. Following receipt of the draw, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.3 billion.

During 2011, we paid cash dividends to Treasury of $6.5 billion on our senior preferred stock. We received cash proceeds of $8.0 billion from draws under Treasury’s funding commitment during 2011 related to quarterly deficits in equity at December 31, 2010, June 30, 2011, and September 30, 2011.

Our Primary Business Objectives

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in FHFA and other governmental initiatives, such as the FHFA-directed servicing alignment initiative, HAMP and HARP, as well as our own workout and refinancing initiatives; (c) minimizing our credit losses; (d) maintaining sound credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees.

Our business objectives reflect, in part, direction we have received from the Conservator. We also have a variety of different, and potentially competing, objectives based on our charter, other legislation, public statements from Treasury and FHFA officials, and other guidance and directives from our Conservator. For more information, see “Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business.” We are in discussions with FHFA regarding their strategic plan for Freddie Mac and Fannie Mae. See “Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” for further information.

We believe our risks related to employee turnover are increasing. Uncertainty surrounding our future business model, organizational structure, and compensation structure has contributed to increased levels of voluntary employee turnover. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in many of our operations. As a result of the increasing risk of employee turnover, we are exploring options to enter into various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. However, these or other efforts to manage this risk to the enterprise may not be successful.

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage, which historically has represented the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity for conforming mortgage products. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during 2011.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this liquidity provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have withdrawn.

During 2011 and 2010, we guaranteed $304.6 billion and $384.6 billion in UPB of single-family conforming mortgage loans, respectively, representing more than 1.4 million and 1.8 million borrowers, respectively, who purchased homes or refinanced their mortgages.

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

3	Freddie Mac

mortgage funds. We estimate that, for 20 years prior to 2007, the average effective interest rates on conforming, fixed-rate single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, we estimate that, at times, interest rates on conforming, fixed-rate loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In December 2011, we estimate that borrowers were paying an average of 56 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data. Future increases in our management and guarantee fee rates, such as those required under the recently enacted Temporary Payroll Tax Cut Continuation Act of 2011, may reduce the difference in rates between conforming and non-conforming loans over time. For more information, see “Regulation and Supervision — Legislative and Regulatory Developments — Legislated Increase to Guarantee Fees.”

Reducing Foreclosures and Keeping Families in Homes

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives during the last few years to help eligible borrowers keep their homes or avoid foreclosure, including our relief refinance mortgage initiative. During 2011 and 2010, we helped more than 208,000 and 275,000 borrowers, respectively, either stay in their homes or sell their properties and avoid foreclosure through HAMP and our various other workout initiatives.

On April 28, 2011, FHFA announced a new set of aligned standards for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae. The servicing alignment initiative provides for consistent ongoing processes for non-HAMP loan modifications. We implemented most aspects of this initiative in 2011. We believe that the servicing alignment initiative will ultimately change, among other things, the way servicers communicate and work with troubled borrowers, bring greater consistency and accountability to the servicing industry, and help more distressed homeowners avoid foreclosure. For information on changes to mortgage servicing and foreclosure practices that could adversely affect our business, see “Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

In addition to these loan workout initiatives, our relief refinance opportunities, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), are a significant part of our effort to keep families in their homes. Relief refinance loans have been provided to more than 480,000 borrowers with LTV ratios above 80% since the initiative began in 2009, including nearly 185,000 such loans during 2011.

The table below presents our single-family loan workout activities for the last five quarters.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	12/31/2011	09/30/2011	06/30/2011	03/31/2011	12/31/2010
	(number of loans)

Loan modifications	19,048	23,919	31,049	35,158	37,203
Repayment plans	8,008	8,333	7,981	9,099	7,964
Forbearance agreements(2)	3,867	4,262	3,709	7,678	5,945
Short sales and deed in lieu of foreclosure transactions	12,675	11,744	11,038	10,706	12,097

Total single-family loan workouts	43,598	48,258	53,777	62,641	63,209

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

We continue to directly assist troubled borrowers through targeted outreach, loan workouts, and other efforts. Highlights of these efforts include the following:

•	We completed 208,274 single-family loan workouts during 2011, including 109,174 loan modifications (HAMP and non-HAMP) and 46,163 short sales and deed in lieu of foreclosure transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 152,519 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2011 and, as of December 31, 2011, 12,802 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

4	Freddie Mac

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to allow more borrowers to participate in the program and benefit from refinancing their home mortgages. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgages are owned or guaranteed by Freddie Mac and Fannie Mae while reducing risk for these entities and bringing a measure of stability to housing markets. The revisions to HARP enable us to expand the assistance we provide to homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.

In November 2011, Freddie Mac and Fannie Mae issued guidance with operational details about the HARP changes to mortgage lenders and servicers after receiving information from FHFA about the fees that we may charge associated with the refinancing program. Since industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers, and other market participants modify their processes. It is too early to estimate how many eligible borrowers are likely to refinance under the revised program.

For more information about HAMP, our new non-HAMP standard loan modification, other loan workout programs, HARP and our relief refinance mortgage initiative, and other initiatives to help eligible borrowers keep their homes or avoid foreclosure, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

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

Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships since the level of recovery (if a loan reperforms) may often be much higher than with foreclosure or foreclosure alternatives. In cases where these alternatives are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through property sales from our REO inventory. In large part, the benefit of short sales arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property, legal fees, commissions, and other selling expenses of traditional real estate transactions. The foreclosure process is a lengthy one in many jurisdictions with significant associated costs to complete, including, in times of home value decline, foregone recovery we might receive from an earlier sale.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include requiring the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. The amount we expect to collect on outstanding repurchase requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by the seller/servicers reimbursing us for realized credit losses. Some of these requests also may be rescinded in the course of the contractual appeals process. As of December 31, 2011, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $2.7 billion, and approximately 39% of these requests were outstanding for more than four months since issuance of our initial repurchase request (this figure includes repurchase requests for

5	Freddie Mac

which appeals were pending). Of the total amount of repurchase requests outstanding at December 31, 2011, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. As of December 31, 2011, we had mortgage insurance coverage on loans that represent approximately 13% of the UPB of our single-family credit guarantee portfolio. We received payments under primary and other mortgage insurance of $2.5 billion and $1.8 billion in 2011 and 2010, respectively, which helped to mitigate our credit losses. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for more detail. The financial condition of many of our mortgage insurers continued to deteriorate in 2011. We expect to receive substantially less than full payment of our claims from Triad Guaranty Insurance Corp., Republic Mortgage Insurance Company, and PMI Mortgage Insurance Co., which are three of our mortgage insurance counterparties. We believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. Our loan loss reserves reflect our estimates of expected insurance recoveries related to probable incurred losses. As of December 31, 2011, only six insurance companies remained as eligible insurers for Freddie Mac loans, which means that, in the future, our mortgage insurance exposure will be concentrated among a smaller number of counterparties.

See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our agreements with our seller/servicers and our exposure to mortgage insurers.

Maintaining Sound Credit Quality of New Loan Purchases and Guarantees

We continue to focus on maintaining credit policies, including our underwriting standards, that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income, over the long-term, that exceeds our expected credit-related and administrative expenses on such loans.

The credit quality of the single-family loans we acquired in 2011 (excluding relief refinance mortgages, which represented approximately 26% of our single-family purchase volume during 2011) is significantly better than that of loans we acquired from 2005 through 2008, as measured by early delinquency rate trends, original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. As of December 31, 2011 and December 31, 2010, approximately 51% and 39%, respectively, of our single-family credit guarantee portfolio consisted of mortgage loans originated after 2008 (including relief refinance mortgages), which have experienced lower serious delinquency trends in the early years of their terms than loans originated in 2005 through 2008.

The improvement in credit quality of loans we have purchased during the last three years (excluding relief refinance mortgages) is primarily the result of the combination of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Our underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented in the last several years. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where borrower payments under their mortgages are reduced, thereby strengthening the borrower’s potential to make their mortgage payments.

Approximately 92% of our single-family purchase volume in 2011 consisted of fixed-rate amortizing mortgages. Approximately 78% and 80% of our single-family purchase volumes in 2011 and 2010, respectively, were refinance mortgages, including approximately 33% and 35%, respectively, of these loans that were relief refinance mortgages, based on UPB.

There is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. Over time, relief refinance mortgages with LTV ratios above 80% (HARP loans) may not perform as well as relief refinance mortgages with LTV ratios of 80% and below because of the continued high LTV ratios of these loans. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 12% of our single-family purchase volume in both 2011 and 2010 was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages of all LTV ratios comprised approximately 11% and 7% of the UPB in our total single-family credit guarantee portfolio at December 31, 2011 and 2010, respectively.

The table below presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at December 31, 2011.

6	Freddie Mac

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At December 31, 2011
		Average			Current	Serious
	% of	Credit	Original	Current	LTV Ratio	Delinquency
	Portfolio	Score(2)	LTV Ratio(3)	LTV Ratio(4)	>100%(4)(5)	Rate(6)

Year of Origination
2011	14%	755	70%	70%	5%	0.06%
2010	19	754	70	71	6	0.25
2009	18	753	69	72	6	0.52
2008	7	725	74	92	36	5.65
2007	10	705	77	113	61	11.58
2006	7	710	75	112	56	10.82
2005	8	716	73	96	39	6.51
2004 and prior	17	719	71	61	9	2.83

Total	100%	735	72	80	20	3.58

(1)	Based on the loans remaining in the portfolio at December 31, 2011, which totaled $1,746 billion, rather than all loans originally guaranteed by us and originated in the respective year.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2011. Excludes approximately $10 billion in UPB of loans where the FICO scores at origination were not available at December 31, 2011.
(3)	See endnote (4) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (5) of “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for additional information on our calculation of current LTV ratios.
(5)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(6)	See “MD&A — RISK MANAGEMENT— Credit Risk— Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

Mortgages originated after 2008, including relief refinance mortgages, represent a growing proportion of our single-family credit guarantee portfolio. The UPB of loans originated in 2005 to 2008 within our single-family credit guarantee portfolio continues to decline due to liquidations, which include prepayments, refinancing activity, foreclosure alternatives, and foreclosure transfers. We currently expect that, over time, the replacement (other than through relief refinance activity) of the 2005 to 2008 vintages, which have a higher composition of loans with higher-risk characteristics, should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring slowed beginning in 2010, due primarily to a decline in the volume of home purchase mortgage originations and delays in the foreclosure process. See “Table 19 — Segment Earnings Composition — Single-Family Guarantee Segment” for an analysis of the contribution to Segment Earnings (loss) by loan origination year.

Strengthening Our Infrastructure and Improving Overall Efficiency

We are working to both enhance the quality of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which will likely take several years to fully implement, and on making significant improvements to our systems infrastructure in order to: (a) implement mandatory initiatives from FHFA or other governmental bodies; (b) replace legacy hardware or software systems at the end of their lives and to strengthen our disaster recovery capabilities; and (c) improve our data collection and administration as well as our ability to assist in the servicing of loans.

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. Our general and administrative expenses declined in 2011 compared to 2010, largely due to a reduction in the number of our employees. We do not expect that our general and administrative expenses for 2012 will continue to decline, in part due to the continually changing mortgage market, an environment in which we are subject to increased regulatory oversight and mandates and strategic arrangements that we may enter into with outside firms to provide operational capability and staffing for key functions, if needed.

Single-Family Credit Guarantee Portfolio

The UPB of our single-family credit guarantee portfolio declined approximately 3.5% and 5.0% during 2011 and 2010, respectively, as the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity in the last two years. We believe this is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and increased competition from Ginnie Mae and FHA/VA. Although the number of seriously delinquent loans declined in both 2010 and 2011, our delinquency rates were higher than they otherwise would have been, because the size of our portfolio has declined and therefore these rates are calculated on a smaller base of loans at the end of each period. The table below provides certain credit statistics for our single-family credit guarantee portfolio.

7	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010

Payment status —
One month past due	2.02%	1.94%	1.92%	1.75%	2.07%
Two months past due	0.70%	0.70%	0.67%	0.65%	0.78%
Seriously delinquent(1)	3.58%	3.51%	3.50%	3.63%	3.84%
Non-performing loans (in millions)(2)	$120,514	$119,081	$114,819	$115,083	$115,478
Single-family loan loss reserve (in millions)(3)	$38,916	$39,088	$38,390	$38,558	$39,098
REO inventory (in properties)	60,535	59,596	60,599	65,159	72,079
REO assets, net carrying value (in millions)	$5,548	$5,539	$5,834	$6,261	$6,961

	For the Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(in units, unless noted)

Seriously delinquent loan additions(1)	95,661	93,850	87,813	97,646	113,235
Loan modifications(4)	19,048	23,919	31,049	35,158	37,203
Foreclosure starts ratio(5)	0.54%	0.56%	0.55%	0.58%	0.73%
REO acquisitions	24,758	24,378	24,788	24,707	23,771
REO disposition severity ratio:(6)
California	44.6%	45.5%	44.9%	44.5%	43.9%
Arizona	46.7%	48.7%	51.3%	50.8%	49.5%
Florida	50.1%	53.3%	52.7%	54.8%	53.0%
Nevada	54.2%	53.2%	55.4%	53.1%	53.1%
Illinois	51.2%	50.5%	49.4%	49.5%	49.4%
Total U.S.	41.2%	41.9%	41.7%	43.0%	41.3%
Single-family credit losses (in millions)	$3,209	$3,440	$3,106	$3,226	$3,086

(1)	See “MD&A — RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of December 31, 2011 and December 31, 2010, approximately $44.4 billion and $26.6 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in modification trial periods.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the single-family credit guarantee portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	States presented represent the five states where our credit losses have been greatest during 2011. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations income (expense), while our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $73.2 billion, and have recorded an additional $4.3 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of December 31, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

The quarterly number of seriously delinquent loan additions declined during the first half of 2011; however, we experienced a small increase in the quarterly number of seriously delinquent loan additions during the second half of 2011. As of December 31, 2011 and December 31, 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 70% and 66%, respectively. Several factors, including delays in the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in 2011, due in part to:

•	Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to the continued efforts of our servicers to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives

8	Freddie Mac

on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain high even if the volume of new serious delinquencies declines.

•	Continued negative impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•	Cumulative declines in national home prices during the last five years, based on our own index. As a result of these price declines, approximately 20% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (underwater loans) as of December 31, 2011.

•	Deterioration in the financial condition of many of our mortgage insurers, which reduced our estimates of expected recoveries from these counterparties.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, loans that we report as seriously delinquent before they enter a modification trial period continue to be reported as seriously delinquent until the modifications become effective and the loans are removed from delinquent status by our servicers. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about factors affecting our reported delinquency rates.

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

To address our net worth deficit of $146 million at December 31, 2011, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $146 million. FHFA will request that we receive these funds by March 31, 2012. Upon funding of the draw request: (a) our aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.3 billion; and (b) the corresponding annual cash dividend owed to Treasury will increase to $7.23 billion.

We pay cash dividends to Treasury at an annual rate of 10%. During 2011, we paid dividends to Treasury of $6.5 billion. We received cash proceeds of $8.0 billion from draws under Treasury’s funding commitment during 2011. Through December 31, 2011, we paid aggregate cash dividends to Treasury of $16.5 billion, an amount equal to 23% of our aggregate draws received under the Purchase Agreement. As of December 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in all but one period.

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived. Treasury waived the fee for all quarters of 2011 and the first quarter of 2012, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the quarterly commitment fee has not yet been established and could be substantial.

There continues to be significant uncertainty in the current mortgage market environment, and continued high levels of unemployment, weakness in home prices, and adverse changes in interest rates, mortgage security prices, and spreads could lead to additional draws. For discussion of other factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition.”

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

9	Freddie Mac

information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Credit Ratings.”

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For more information on the Purchase Agreement, see “Conservatorship and Related Matters.”

Consolidated Financial Results — 2011 versus 2010

Net loss was $5.3 billion and $14.0 billion for the years ended December 31, 2011 and 2010, respectively. Key highlights of our financial results include:

•	Net interest income for the year ended December 31, 2011 increased to $18.4 billion from $16.9 billion for the year ended December 31, 2010, mainly due to lower funding costs, partially offset by a decline in the average balances of mortgage-related assets.

•	Provision for credit losses for the year ended December 31, 2011 decreased to $10.7 billion, compared to $17.2 billion for the year ended December 31, 2010. The provision for credit losses in 2011 reflects a decline in the rate at which single-family loans transition into serious delinquency or are modified, but was partially offset by our lowered expectations for mortgage insurance recoveries, which is due to the continued deterioration in the financial condition of the mortgage insurance industry in 2011.

•	Non-interest income (loss) was $(10.9) billion for the year ended December 31, 2011, compared to $(11.6) billion for the year ended December 31, 2010, largely driven by substantial derivative losses in both periods. However, there was a significant decline in net impairments of available-for-sale securities recognized in earnings during the year ended December 31, 2011 compared to the year ended December 31, 2010.

•	Non-interest expense was $2.5 billion and $2.9 billion in the years ended December 31, 2011 and 2010, respectively, as we had higher expenses in 2010 than in 2011 associated with transfers and terminations of mortgage servicing, primarily related to Taylor, Bean & Whitaker Mortgage Corp., or TBW.

•	Total comprehensive income (loss) was $(1.2) billion for the year ended December 31, 2011 compared to $282 million for the year ended December 31, 2010. Total comprehensive income (loss) for the year ended December 31, 2011 was driven by the $5.3 billion net loss, partially offset by a reduction in gross unrealized losses related to our available-for-sale securities.

Our Business

We conduct business in the U.S. residential mortgage market and the global securities market, subject to the direction of our Conservator, FHFA, and under regulatory supervision of FHFA, the SEC, HUD, and Treasury. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter (which is affected by changes in the conforming loan limit determined by FHFA), our own preference for credit risk reflected in our purchase standards and the mortgage purchase and securitization activity of other financial institutions. We conduct our operations solely in the U.S. and its territories, and do not generate any revenue from or have assets in geographic locations outside of the U.S. and its territories.

Our charter forms the framework for our business activities, the initiatives we bring to market and the services we provide to the nation’s residential housing and mortgage industries. Our charter also determines the types of mortgage loans that we are permitted to purchase. Our statutory mission as defined in our charter is to:

•	provide stability in the secondary market for residential mortgages;

•	respond appropriately to the private capital market;

•	provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages for low- and moderate-income families, involving a reasonable economic return that may be less than the return earned on other activities); and

•	promote access to mortgage credit throughout the U.S. (including central cities, rural areas, and other underserved areas).

10	Freddie Mac

Our charter does not permit us to originate mortgage loans or lend money directly to consumers in the primary mortgage market. We provide liquidity, stability and affordability to the U.S. housing market primarily by providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We use mortgage securitization as an integral part of our activities. Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into guaranteed mortgage securities that are sold in global capital markets, generating proceeds that support future loan origination activity by lenders. The primary Freddie Mac guaranteed mortgage-related security is the single-class PC. We also aggregate and resecuritize mortgage-related securities that are issued by us, other GSEs, HFAs, or private (non-agency) entities, and issue other single-class and multiclass mortgage-related securities to third-party investors. We also enter into certain other guarantee commitments for mortgage loans, HFA bonds under the HFA initiative, and multifamily housing revenue bonds held by third parties.

Our charter limits our purchases of single-family loans to the conforming loan market. The conforming loan market is defined by loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index, a method established and maintained by FHFA for determining the national average single-family home price. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences and for mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.

Beginning in 2008, pursuant to a series of laws, our loan limits in certain high-cost areas were increased temporarily above the limits that otherwise would have been applicable (up to $729,750 for a one-family residence). The latest of these increases expired on September 30, 2011. We refer to loans that we have purchased with UPB exceeding the base conforming loan limit (i.e., $417,000) as conforming jumbo loans.

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

Under our charter, our mortgage purchase operations are confined, so far as practicable, to mortgages that we deem to be of such quality, type and class as to meet generally the purchase standards of other private institutional mortgage investors. This is a general marketability standard.

Our charter requirement for credit protection on mortgages with LTV ratios greater than 80% does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA Rural Development).

As part of HARP under the MHA Program, we may purchase single-family mortgages that refinance borrowers whose mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even if the LTV ratio of the new loan is above 80%.

Our Business Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

We evaluate segment performance and allocate resources based on a Segment Earnings approach. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. For more information on our segments, including financial information, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 14: SEGMENT REPORTING.”

Single-Family Guarantee Segment

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary

11	Freddie Mac

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

We acquire a significant portion of our mortgages from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. Since 2007, the mortgage industry has consolidated significantly and a smaller number of large lenders originate most single-family mortgages. As a result, mortgage origination volume during 2011 was concentrated in a smaller number of institutions. During 2011, two mortgage lenders (Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A.) each accounted for more than 10% of our single-family mortgage purchase volume and collectively accounted for approximately 40% of our single-family mortgage purchase volume. Our top ten lenders accounted for approximately 82% of our single-family mortgage purchase volume during 2011.

Our customers also service loans in our single-family credit guarantee portfolio. A significant portion of our single-family mortgage loans are serviced by several of our large customers. Because we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. For information about our relationships with our customers, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers.”

Our Competition

Historically, our principal competitors have been Fannie Mae, Ginnie Mae and FHA/VA, and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, and thrift institutions. Since 2008, most of our competitors, other than Fannie Mae, Ginnie Mae, and FHA/VA, have ceased their activities in the residential mortgage securitization business or severely curtailed these activities relative to their previous levels. We compete on the basis of price, products, the structure of our securities, and service. Competition to acquire single-family mortgages can also be significantly affected by changes in our credit standards.

Ginnie Mae, which became a more significant competitor beginning in 2009, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae maintained a significant market share in 2011 and 2010, in large part due to favorable pricing of loans insured by FHA, the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify for a conventional mortgage.

The conservatorship, including direction provided to us by our Conservator, and the restrictions on our activities under the Purchase Agreement may affect our ability to compete in the business of securitizing mortgages. On multiple occasions, FHFA has directed us and Fannie Mae to confer and suggest to FHFA possible uniform approaches to particular business and accounting issues and problems. In most such cases, FHFA subsequently directed us and Fannie Mae to adopt a specific uniform approach. It is possible that in some areas FHFA could require us and Fannie Mae to take a uniform approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. For more information, see “RISK FACTORS — Conservatorship and Related Matters — FHFA directives that we and Fannie Mae adopt uniform approaches in some areas could have an adverse impact on our business or on our competitive position with respect to Fannie Mae.”

Overview of the Mortgage Securitization Process

Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into mortgage securities that are sold in global capital markets. The following diagram illustrates how we support

12	Freddie Mac

mortgage market liquidity when we create PCs through mortgage securitizations. These PCs can be sold to investors or held by us or our customers:

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

In general, the securitization and Freddie Mac guarantee process works as follows: (a) a lender originates a mortgage loan to a borrower purchasing a home or refinancing an existing mortgage loan; (b) we purchase the loan from the lender and place it with other mortgages into a security that is sold to investors (this process is referred to as “pooling”); (c) the lender may then use the proceeds from the sale of the loan or security to originate another mortgage loan; (d) we provide a credit guarantee, for a fee (generally a portion of the interest collected on the mortgage loan), to those who invest in the security; (e) the borrower’s monthly payment of mortgage principal and interest (net of a servicing fee and our management and guarantee fee) is passed through to the investors in the security; and (f) if the borrower stops making monthly payments — because a family member loses a job, for example — we step in and, pursuant to our guarantee, make the applicable payments to investors in the security. In the event a borrower defaults on the mortgage, our servicer works with the borrower to find a solution to help them stay in the home, or sell the property and avoid foreclosure, through our many different workout options. If this is not possible, we ultimately foreclose and sell the home.

The terms of single-family mortgages that we purchase or guarantee allow borrowers to prepay these loans, thereby allowing borrowers to refinance their loans when mortgage rates decline. Because of the nature of long-term, fixed-rate mortgages, borrowers with these mortgages are protected against rising interest rates, but are able to take advantage of declining rates through refinancing. When a borrower prepays a mortgage that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. Unscheduled reductions in loan principal, regardless of whether they are voluntary or involuntary (e.g. foreclosure), result in prepayments of security balances. Consequently, the owners of our guaranteed securities are subject to prepayment risk on the related mortgage

13	Freddie Mac

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

We enter into mortgage purchase volume commitments with many of our single-family customers in order to have a supply of loans for our guarantee business. These commitments provide for the lenders to deliver to us a certain volume of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. The purchase and securitization of mortgage loans from customers under these contracts have pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract with initial terms that may range from one month to one year. We call these transactions “flow” activity and they represent the majority of our purchase volumes. The remainder of our purchases and securitizations of mortgage loans occurs in “bulk” transactions for which purchase prices and management and guarantee fees are negotiated on an individual transaction basis. Mortgage purchase volumes from individual customers can fluctuate significantly. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, which may include the right to assess certain fees. Our mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit.

We seek to issue guarantees on our PCs with fee terms that we believe will, over the long-term, provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans. Historically, we have varied our guarantee and delivery fee pricing for different customers, mortgage products, and mortgage or borrower underwriting characteristics based on our assessment of credit risk and loss mitigation related to single-family loans. However, on December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. See “Regulation and Supervision — Legislative and Regulatory Developments” for further information on the impact of this new law. For more information on fees, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Other Credit Risk Management Activities.”

For information on how we account for our securitization activities, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Securitization Activities

The types of mortgage-related securities we issue and guarantee include the following:

•	PCs;

•	REMICs and Other Structured Securities; and

•	Other Guarantee Transactions.

PCs

Our PCs are single-class pass-through securities that represent undivided beneficial interests in trusts that hold pools of mortgages we have purchased. Holding single-family loans in the form of PCs rather than as unsecuritized loans gives us greater flexibility in managing the composition of our mortgage portfolio, as it is generally easier to purchase and sell PCs than unsecuritized mortgage loans, and allows more cost effective interest-rate risk management. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our single-family ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal for ARM PCs; however, we do not guarantee the timely payment of principal on ARM PCs. We issue most of our single-family PCs in transactions in which our customers provide us with mortgage loans in

14	Freddie Mac

exchange for PCs. We refer to these transactions as guarantor swaps. The following diagram illustrates a guarantor swap transaction:

Guarantor Swap

We also issue PCs in exchange for cash. The following diagram illustrates an exchange for cash in a “cash auction” of PCs:

Cash Auction of PCs

Institutional and other fixed-income investors, including pension funds, insurance companies, securities dealers, money managers, commercial banks and foreign central banks, purchase our PCs. Treasury and the Federal Reserve have also purchased mortgage-related securities issued by us, Fannie Mae and Ginnie Mae under their purchase programs. The most recent of these programs ended in March 2010. During 2011, the Federal Reserve took several actions designed to support an economic recovery and maintain historically low interest rates, including resumption of purchases of agency securities, which impacted and will continue to impact the demand for and value of our PCs in the market.

PCs differ from U.S. Treasury securities and other fixed-income investments in two ways. First, single-family PCs can be prepaid at any time. Homeowners have the right to prepay their mortgage at any time (known as the prepayment option), and homeowner mortgage prepayments are passed through to the PC holder. Consequently, our securities implicitly have a call option that significantly reduces the average life of the security from the contractual loan maturity. As a result, our PCs generally provide a higher nominal yield than certain other fixed-income products. Second, unlike U.S. Treasury securities, PCs are not backed by the full faith and credit of the United States.

In addition, in our Single-family Guarantee segment we historically sought to support the liquidity of the market for our PCs and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities, including the resecuritization of PCs into REMICs and Other Structured Securities. Other strategies may include: (a) encouraging sellers to pool mortgages that they deliver to us into PC pools with a larger and more diverse population

15	Freddie Mac

of mortgages; (b) influencing the volume and characteristics of mortgages delivered to us by tailoring our loan eligibility guidelines and other means; and (c) engaging in portfolio purchase and retention activities. Beginning in 2012, under guidance from FHFA we expect to curtail mortgage-related investments portfolio purchase and retention activities that are undertaken for the primary purpose of supporting the price performance of our PCs, which may result in a significant decline in the market share of our single-family guarantee business, lower comprehensive income, and a more rapid decline in the size of our total mortgage portfolio. See “Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business” for additional information about our support of market liquidity for PCs.

REMICs and Other Structured Securities

We issue single-class and multiclass securities. Single-class securities involve the straight pass-through of all of the cash flows of the underlying collateral to holders of the beneficial interests. Our primary multiclass securities qualify for tax treatment as REMICs. Multiclass securities divide all of the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors by creating classes of securities with varying maturities, payment priorities and coupons, each of which represents a beneficial ownership interest in a separate portion of the cash flows of the underlying collateral. Usually, the cash flows are divided to modify the relative exposure of different classes to interest-rate risk, or to create various coupon structures. The simplest division of cash flows is into principal-only and interest-only classes. Other securities we issue can involve the creation of sequential payment and planned or targeted amortization classes. In a sequential payment class structure, one or more classes receive all or a disproportionate percentage of the principal payments on the underlying mortgage assets for a period of time until that class or classes are retired, following which the principal payments are directed to other classes. Planned or targeted amortization classes involve the creation of classes that have relatively more predictable amortization schedules across different prepayment scenarios, thus reducing prepayment risk, extension risk, or both.

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

REMICs and Other Structured Securities

We issue many of our REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets or we use our own mortgage-related assets (e.g., PCs and REMICs and Other Structured Securities) in exchange for the REMICs and Other Structured Securities. The creation of REMICs and Other Structured Securities allows for setting differing terms for specific classes of investors, and our issuance of these securities can expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. For REMICs and Other Structured Securities that we issue to third parties, we typically receive a transaction, or

16	Freddie Mac

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

Other Guarantee Transaction

Other Guarantee Transactions can generally be segregated into two different types. In one type, we purchase only senior tranches from a non-Freddie Mac senior-subordinated securitization, place the senior tranches into securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. In this type of transaction, our credit risk is reduced by the structural credit protections from the related subordinated tranches, which we do not guarantee. In the second type, we purchase single-class pass-through securities, place them in securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. Our Other Guarantee Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections.

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

In 2010 and 2009, we entered into transactions under Treasury’s NIBP with HFAs, for the partial guarantee of certain single-family and multifamily HFA bonds, which were Other Guarantee Transactions with significant credit enhancement provided by Treasury. While we did not engage in any of these transactions in 2011, we continue to participate in and

17	Freddie Mac

support this program and these guarantees remain outstanding. The securities issued by us pursuant to the NIBP were purchased by Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.

For information about the amount of mortgage-related securities we have issued, see “Table 35 — Freddie Mac Mortgage-Related Securities.” For information about the relative performance of mortgages underlying these securities, refer to our “MD&A — RISK MANAGEMENT — Credit Risk” section.

Single-Family PC Trust Documents

We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to remove specified mortgage loans from the trust. To remove these loans, we pay the trust an amount equal to the current UPB of the mortgage, less any outstanding advances of principal that have been distributed to PC holders. Our payments to the trust are distributed to the PC holders at the next scheduled payment date. From time to time, we reevaluate our practice of removing delinquent loans from PCs and alter it if circumstances warrant. Our practice is to remove mortgages that are 120 days or more delinquent from pools underlying our PCs when:

•	the mortgages have been modified;

•	foreclosure sales occur;

•	the mortgages are delinquent for 24 months; or

•	the cost of guarantee payments to PC holders, including advances of interest at the PC coupon rate, exceeds the expected cost of holding the nonperforming loans.

In February 2010, we began the practice of removing substantially all 120 days or more delinquent single-family mortgage loans from our issued PCs. This change in practice was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding unsecuritized non-performing loans on our consolidated balance sheets. The cost of holding unsecuritized non-performing loans on our consolidated balance sheets was significantly affected by our January 1, 2010 adoption of amendments to certain accounting guidance and changing economics pursuant to which the recognized cost of removing most delinquent loans from PC trusts was less than the recognized cost of continued guarantee payments to security holders. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for additional information.

In accordance with the terms of our PC trust documents, we are required to remove a mortgage loan (or, in some cases, substitute a comparable mortgage loan) from a PC trust in the following situations:

•	if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business, determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage;

•	if a borrower exercises its option to convert the interest rate from an adjustable-rate to a fixed-rate on a convertible ARM; and

•	in the case of balloon-reset loans, shortly before the mortgage reaches it’s scheduled balloon-reset date.

The To Be Announced Market

Because our fixed-rate single-family PCs are considered to be homogeneous, and are issued in high volume and are highly liquid, they generally trade on a “generic” basis by PC coupon rate, also referred to as trading in the TBA market. A TBA trade in Freddie Mac securities represents a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered to fulfill the trade obligation, and thus the specific characteristics of the mortgages underlying those PCs, are not known (i.e., “announced”) at the time of the trade, but only shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission. The Securities Industry and Financial Markets Association publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades. Certain of our PC securities are not eligible for TBA trades, including those backed by: (a) relief refinance mortgages with LTV ratios greater than 105%; and (b) previously modified mortgage loans where the borrower has missed one or more monthly payments in a twelve month period.

18	Freddie Mac

Underwriting Requirements and Quality Control Standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. In our contracts with individual seller/servicers, we may waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the loan’s original LTV ratio, the documentation level, the number of borrowers, the type of mortgage product, and the occupancy type of the loan. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage. In lieu of a repurchase, we may agree to allow a seller/servicer to indemnify us against loss in the event of a default by the borrower or enter into some other remedy. During 2011 and 2010, we reviewed a significant number of loans that defaulted in order to assess the sellers’ compliance with our purchase contracts. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers.”

The majority of our single-family mortgage purchase volume is evaluated using an automated underwriting software tool, either our tool (Loan Prospector), the seller/servicers’ own tool, or Fannie Mae’s tool. The percentage of our single-family mortgage purchase flow activity volume evaluated by the loan originator using Loan Prospector prior to being purchased by us was 41%, 39%, and 45% during 2011, 2010, and 2009, respectively. Beginning in 2009, we added a number of additional credit standards for loans evaluated by other underwriting tools to improve the quality of loans we purchase that are evaluated using these other tools. Consequently, we do not currently believe that the use of a tool other than Loan Prospector significantly increases our loan performance risk.

Other Guarantee Commitments

In certain circumstances, we provide our guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing the related assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. In addition, during 2010 and 2009, we issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. In addition, we employ other types of credit enhancements to further manage certain credit risk, including indemnification agreements, collateral pledged by lenders and subordinated security structures. We also have pool insurance covering certain single-family loans, though we did not purchase any pool insurance on single-family loans during 2011 or 2010.

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

Our loan workouts include:

•	Forbearance agreements, where reduced payments or no payments are required during a defined period, generally less than one year. They provide additional time for the borrower to return to compliance with the original terms of the mortgage or to implement another loan workout. During 2011, the average time period granted for completed

19	Freddie Mac

short-term forbearance agreements was between two and four months. In January 2012, we announced new unemployment forbearance terms, which permit forbearance of up to 12 months for unemployed borrowers.

•	Repayment plans, which are contractual plans to make up past due amounts. They mitigate our credit losses because they assist borrowers in returning to compliance with the original terms of their mortgages. During 2011, the average time period granted for completed repayment plans was between two and five months.

•	Loan modifications, which may involve changing the terms of the loan, or adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both. We require our servicers to examine the borrower’s capacity to make payments under the new terms by reviewing the borrower’s qualifications, including income. During 2011, we granted principal forbearance but did not utilize principal forgiveness for our loan modifications. Principal forbearance is a change to a loan’s terms to designate a portion of the principal as non-interest -bearing. A borrower may only receive one HAMP modification, and loans may be modified once under other Freddie Mac loan modification programs. However, we reserve the right to approve subsequent non-HAMP loan modifications to the same borrower, based on the borrower’s individual facts and circumstances.

•	Short sale and deed in lieu of foreclosure transactions.

In addition to these loan workout initiatives, our relief refinance opportunities, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), are a significant part of our effort to keep families in their homes.

In 2009, we began participating in HARP, which gives eligible homeowners (whose monthly payments are current) with existing loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Only borrowers with Freddie Mac owned or guaranteed mortgages are eligible for our relief refinance mortgage initiative, which is our implementation of HARP. Through December 2011, under HARP, eligible borrowers who had mortgages with current LTV ratios above 80% and up to 125% were allowed to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgages. The revisions to HARP are available to borrowers with loans that were sold to Freddie Mac and Fannie Mae on or before May 31, 2009 and who have current LTV ratios above 80%. The program enhancements include:

•	eliminating certain risk-based fees for borrowers who refinance into shorter-term mortgages, and lowering fees for other borrowers;

•	removing the 125% LTV ratio ceiling for fixed-rate mortgages;

•	eliminating the requirement for lenders to provide us with certain representations and warranties that they would ordinarily be required to commit to in selling loans to us;

•	eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the purchasing GSE; and

•	extending the end date for HARP until December 31, 2013.

See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” for additional information on our implementation of HARP through our relief refinance mortgage initiative. For more information regarding credit risk, see “MD&A — RISK MANAGEMENT — Credit Risk,” “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.”

Investments Segment

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. In the Investments segment, we are not currently a substantial buyer or seller of mortgage assets.

Our Customers

Our customers for our debt securities predominantly include insurance companies, money managers, central banks, depository institutions, and pension funds. Within the Investments segment, we buy securities through various market sources. We also invest in performing single-family mortgage loans, which we intend to aggregate and securitize. We

20	Freddie Mac

purchase a significant portion of these loans from several lenders, as discussed in “Single-Family Guarantee Segment — Our Customers.”

Our Competition

Historically, our principal competitors have been Fannie Mae and other financial institutions that invest in mortgage-related securities and mortgage loans, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. The conservatorship, including direction provided to us by our Conservator and the restrictions on our activities under the Purchase Agreement has affected and will continue to affect our ability to compete in the business of investing in mortgage-related securities and mortgage loans.

We compete for low-cost debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments.

Assets

Historically, we have primarily been a buy-and-hold investor in mortgage-related securities and single-family performing mortgage loans. We may sell assets to reduce risk, provide liquidity, and improve our returns. However, due to limitations under the Purchase Agreement and those imposed by FHFA, our ability to acquire and sell mortgage assets is significantly constrained. For more information, see “Conservatorship and Related Matters” and “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings-Results — Investments.”

We may enter into a variety of transactions to improve investment returns, including: (a) dollar roll transactions, which are transactions in which we enter into an agreement to purchase and subsequently resell (or sell and subsequently repurchase) agency securities; (b) purchases of agency securities (including agency REMICs); and (c) purchases of performing single-family mortgage loans. In addition, we may create REMICs from existing agency securities and sell tranches that are in demand by investors to reduce our asset balance, while conserving value for the taxpayer. We estimate our expected investment returns using an OAS approach, which is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve. In this approach, we consider potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as the prepayment option. Additionally, in this segment we hold reperforming and modified single-family mortgage loans related to our single-family business. For our liquidity needs, we maintain a portfolio comprised primarily of cash and cash equivalents, non-mortgage-related securities, and securities purchased under agreements to resell.

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

For more information, see “Conservatorship and Related Matters” and “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Risk Management

Our Investments segment has responsibility for managing our interest rate risk and certain liquidity risks. Derivatives are an important part of our risk management strategy. We use derivatives primarily to: (a) regularly adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets; (b) hedge forecasted issuances of debt; (c) synthetically create callable and non-callable funding; and (d) hedge foreign-currency exposure. For more information regarding our use of derivatives, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “NOTE 11: DERIVATIVES.” For information regarding our liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES.”

PC Support Activities

Our PCs are an integral part of our mortgage purchase program. Our Single-family Guarantee segment purchases many of our mortgages by issuing PCs in exchange for those mortgage loans in guarantor swap transactions. We also issue PCs backed by mortgage loans that we purchased for cash. Our competitiveness in purchasing single-family

21	Freddie Mac

mortgages from our seller/servicers, and thus the volume and profitability of new single-family business, can be directly affected by the relative price performance of our PCs and comparable Fannie Mae securities.

Historically, we sought to support the liquidity of the market for our PCs and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities conducted by our Investments segment, including the purchase and sale of Freddie Mac and other agency mortgage-related securities (e.g., dollar roll transactions), as well as through the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities and our issuances of REMICs and Other Structured Securities influence the relative supply and demand for these securities, helping to support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply of and demand for our mortgage-related securities and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our mortgage-related securities. Historically, we incurred costs to support the liquidity and price performance of our securities, including engaging in transactions below our target rate of return. We may increase, reduce or discontinue these or other related activities at any time, which could affect the liquidity and price performance of our mortgage-related securities. Beginning in 2012, under guidance from FHFA we expect to curtail mortgage-related investments portfolio purchase and retention activities that are undertaken for the primary purpose of supporting the price performance of our PCs, which may result in a significant decline in the market share of our single-family guarantee business, lower comprehensive income, and a more rapid decline in the size of our total mortgage portfolio. For more information, see “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business.”

Multifamily Segment

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Currently, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Historically, we issued multifamily PCs, but this activity has been insignificant in recent years.

The multifamily property market is affected by local and regional economic factors, such as employment rates, construction cycles, and relative affordability of single-family home prices, all of which influence the supply and demand for multifamily properties and pricing for apartment rentals. Our multifamily loan volume is largely sourced through established institutional channels where we are generally providing post-construction financing to larger apartment project operators with established performance records.

Our lending decisions are largely based on the assessment of the property’s ability to provide rents that will generate sufficient operating cash flows to support payment of debt service obligations as measured by the expected DSCR and the loan amount relative to the value of the property as measured by the LTV ratio. Multifamily mortgages generally are without recourse to the borrower (i.e., the borrower is not personally liable for any deficiency remaining after foreclosure and sale of the property), except in the event of fraud or certain other specified types of default. Therefore, repayment of the mortgage depends on the ability of the underlying property to generate cash flows sufficient to cover the related debt obligations. That in turn depends on conditions in the local rental market, local and regional economic conditions, the physical condition of the property, the quality of property management, and the level of operating expenses.

Prior to 2010, our Multifamily segment also reflected results from our investments in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. In these investments, we provided equity contributions to partnerships designed to sponsor the development and ongoing operations for low- and moderate-income multifamily apartments. We planned to realize a return on our investment through reductions in income tax expense that result from federal income tax credits and the deductibility of operating losses generated by the partnerships. However, we no longer make investments in such partnerships because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from the partnerships as a reduction to our taxable income

22	Freddie Mac

because of our inability to generate sufficient taxable income or to sell these interests to third parties. See “NOTE 3: VARIABLE INTEREST ENTITIES” for additional information.

Our Customers

We acquire a significant portion of our multifamily mortgage loans from several large seller/servicers. For 2011, our top two multifamily sellers, CBRE Capital Markets, Inc. and NorthMarq Capital, LLC, each accounted for more than 10% of our multifamily purchase volume, and together accounted for approximately 32% of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 81% of our multifamily purchase volume for 2011.

A significant portion of our multifamily mortgage loans are serviced by several of our large customers. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Seller/Servicers” for additional information.

Our Competition

Historically, our principal competitors have been Fannie Mae, FHA, and other financial institutions that retain or securitize multifamily mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. During 2009, many of our competitors, other than Fannie Mae and FHA, significantly curtailed their activities in the multifamily mortgage business relative to their previous levels. Beginning in 2010, some market participants began to re-emerge in the multifamily market, and we have faced increased competition from some other institutional investors. We compete on the basis of price, products, structure and service.

Underwriting Requirements and Quality Control Standards

Our process and standards for underwriting multifamily mortgages differ from those used for single-family mortgages. Unlike single-family mortgages, we generally do not use a delegated underwriting process for the multifamily mortgages we purchase or securitize. Instead, we typically underwrite and evaluate each mortgage prior to purchase. This process includes review of third-party appraisals and cash flow analysis. Our underwriting standards focus on loan quality measurement based, in part, on the LTV ratio and DSCR at origination. The DSCR is one indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our standards for multifamily loans specify maximum original LTV ratio and minimum DSCR that vary based on the loan characteristics, such as loan type (new acquisition or supplemental financing), loan term (intermediate or longer-term), and loan features (interest-only or amortizing, fixed- or variable-rate). Since the beginning of 2009, our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 80% and a DSCR of greater than 1.25. In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a DSCR of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In cases where we commit to purchase or guarantee a permanent loan upon completion of construction or rehabilitation, we generally require additional credit enhancements, because underwriting for these loans typically requires estimates of future cash flows for calculating the DSCR that is expected after construction or rehabilitation is completed.

We issue other guarantee commitments under which we guarantee payments under multifamily mortgages that back tax-exempt bonds issued by state or local HFAs. In addition, we issue other guarantee commitments guaranteeing payments on securities backed by such bonds. We underwrite the mortgages in these cases in the same manner as for mortgages that we purchase.

Multifamily seller/servicers make representations and warranties to us about the mortgage and about certain information submitted to us in the underwriting process. We have the right to require that a seller/servicer repurchase a multifamily mortgage for which there has been a breach of representation or warranty. However, because of our evaluation of underwriting information for most multifamily properties prior to purchase, repurchases have been rare.

We generally require multifamily seller/servicers to service mortgage loans they have sold to us in order to mitigate potential losses. This includes property monitoring tasks beyond those typically performed by single-family servicers. We do not oversee servicing with respect to multifamily loans we have securitized (i.e., those underlying our Other Guarantee Transactions) as that oversight task is performed by subordinated bondholders. For loans over $1 million and where we have servicing oversight, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of financial and other information about the property. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. Because the activities of multifamily

23	Freddie Mac

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

Overview and Entry into Conservatorship

We have been operating under conservatorship, with FHFA acting as our conservator, since September 6, 2008. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations.

On September 7, 2008, the then Secretary of the Treasury and the then Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. These actions included the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock. At that time, FHFA set forth the purpose and goals of the conservatorship as follows: “The purpose of appointing the Conservator is to preserve and conserve the company’s assets and property and to put the company in a sound and solvent condition. The goals of the conservatorship are to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” We refer to the Purchase Agreement and the warrant as the “Treasury Agreements.”

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations. On February 2, 2012, the Administration announced that it expects to provide more detail concerning approaches to reform the U.S. housing finance market in the spring, and that it plans to begin exploring options for legislation more intensively with Congress. On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae.

We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. During 2011, the Federal Reserve took several actions designed to support an economic recovery and maintain historically low interest rates, including resumption of purchases of agency securities, which impacted and will continue to impact the demand for and value of our PCs in the market.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in all but one period. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will regularly generate net income or comprehensive income in excess of our annual dividends payable to Treasury. As a result, there is significant uncertainty as to our long-term financial sustainability.

For a description of certain risks to our business relating to the conservatorship and Treasury Agreements, see “RISK FACTORS.”

Supervision of Our Company During Conservatorship

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

24	Freddie Mac

business. The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator retains the authority to withdraw or revise its delegations of authority at any time. The Conservator also retained certain significant authorities for itself, and did not delegate them to the Board. For more information on limitations on the Board’s authority during conservatorship, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”

Because the Conservator succeeded to the powers, including voting rights, of our stockholders, who therefore do not currently have voting rights of their own, we do not expect to hold stockholders’ meetings during the conservatorship, nor will we prepare or provide proxy statements for the solicitation of proxies.

We describe the powers of our Conservator in detail below under “Powers of the Conservator.”

Impact of Conservatorship and Related Actions on Our Business

We conduct our business subject to the direction of FHFA as our Conservator. While the conservatorship has benefited us through, for example, improved access to the debt markets because of the support we receive from Treasury, we are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement.

While in conservatorship, we can, and have continued to, enter into and enforce contracts with third parties. The Conservator continues to direct the efforts of the Board of Directors and management to address and determine the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct day-to-day operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, other legislation, public statements from Treasury and FHFA officials and guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	minimizing our credit losses;

•	conserving assets;

•	providing liquidity, stability and affordability in the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	managing to a positive stockholders’ equity and reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; and

•	protecting the interests of taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue these objectives, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition. Because we expect many of these objectives and related initiatives to result in significant costs, there is significant uncertainty as to the ultimate impact these initiatives will have on our future capital or liquidity needs. Certain of these objectives are expected to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to profitability. Our efforts to help struggling homeowners and the mortgage market, in line with our mission, may help to mitigate credit losses, but in some cases may increase our expenses or require us to forego revenue opportunities in the near term. As a result, in some cases the objective of reducing the need to draw funds from Treasury will be subordinated as we provide this assistance. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets will have on our future capital or liquidity needs and we cannot estimate whether, and the extent to which, costs we incur in the near term as a result of these efforts, which for the most part we are not reimbursed for, will be offset by the prevention or reduction of potential future costs.

25	Freddie Mac

The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury.

The Conservator has stated that it is taking actions in support of the objectives of a gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government.

These actions and objectives create risks and uncertainties that we discuss in “RISK FACTORS.” For more information on the impact of conservatorship and our current business objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” and “Executive Summary — Our Primary Business Objectives.”

Limits on Investment Activity and Our Mortgage-Related Investments Portfolio

The conservatorship has significantly impacted our investment activity. Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, consistent with FHFA guidance, safety and soundness and the goal of conserving and preserving assets. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. We are working with FHFA to identify ways to prudently accelerate the rate of contraction of the portfolio.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	December 31, 2011	December 31, 2010
	(in millions)

Investments segment — Mortgage investments portfolio	$449,273	$481,677
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	62,469	69,766
Multifamily segment — Mortgage investments portfolio	141,571	145,431

Total mortgage-related investments portfolio	$653,313	$696,874

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. FHFA also stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be removed from PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. We expect that our holdings of unsecuritized single-family loans will continue to increase during 2012 due to the revisions to HARP, which will result in our purchase of mortgage loans with LTV ratios greater than 125%, as we have not yet implemented a securitization process for such loans.

Our mortgage-related investments portfolio includes assets that are less liquid than agency securities, including unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 32% of the UPB of the portfolio at December 31, 2011, as compared to 30% as of December 31, 2010. Our mortgage-related investments portfolio also includes illiquid assets, including unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 29% of the UPB of the portfolio at December 31, 2011, as compared to 27% as of December 31, 2010. The changing composition of our mortgage-related investments portfolio to a greater proportion of illiquid assets may influence our decisions regarding funding and hedging. The description above of the liquidity of our assets is based on our own internal expectations given current market conditions. Changes in market conditions could continue to affect the liquidity of our assets at any given time.

Powers of the Conservator

Under the GSE Act, the conservatorship provisions applicable to Freddie Mac are based generally on federal banking law. As discussed below, FHFA has broad powers when acting as our conservator. For more information on the GSE Act, see “Regulation and Supervision.”

26	Freddie Mac

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

Under the GSE Act, in connection with any sale or disposition of our assets, the Conservator must conduct its operations to maximize the NPV return from the sale or disposition of such assets, to minimize the amount of any loss realized in the resolution of cases, and to ensure adequate competition and fair and consistent treatment of offerors. The Conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

We remain liable for all of our obligations relating to our outstanding debt and mortgage-related securities. FHFA has stated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator

Disaffirmance and Repudiation of Contracts

Under the GSE Act, the Conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as Conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmance or repudiation of the contract promotes the orderly administration of our affairs. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as Conservator. In a final rule published in June 2011, FHFA defines a reasonable period of time following appointment of a conservator or receiver to be 18 months. The Conservator has advised us that it has no intention of repudiating any guarantee obligation relating to Freddie Mac’s mortgage-related securities because it views repudiation as incompatible with the goals of the conservatorship. We can, and have continued to, enter into, perform and enforce contracts with third parties.

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

27	Freddie Mac

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

Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009 and December 24, 2009. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock has increased from $1.0 billion as of September 8, 2008 to $72.2 billion at December 31, 2011 (this figure reflects the receipt of funds requested in the draw to address our net worth deficit as of September 30, 2011). Our dividend obligation on the senior preferred stock, based on that liquidation preference, is $7.22 billion, which exceeds our annual earnings in all but one period.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (subsequently increased to $200 billion) in funds to us

28	Freddie Mac

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

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect, and reset every five years. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. The fee was originally scheduled to begin accruing on January 1, 2010 (with the first fee payable on March 31, 2010), but was delayed until January 1, 2011 (with the first fee payable on March 31, 2011) pursuant to an amendment to the Purchase Agreement. Treasury waived the fee for all quarters of 2011 and the first quarter of 2012, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. Treasury stated that it would reevaluate whether the quarterly commitment fee should be set in the second quarter of 2012. Absent Treasury waiving the commitment fee in the second quarter of 2012, this quarterly commitment fee will begin accruing on April 1, 2012 and must be paid each quarter for as long as the Purchase Agreement is in effect. The amount of the fee has not yet been determined and could be substantial.

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

29	Freddie Mac

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

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Through December 31, 2011, we have paid cash dividends of $16.5 billion at the direction of the Conservator. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

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

30	Freddie Mac

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

As of March 9, 2012, Treasury has not exercised the warrant.

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

31	Freddie Mac

required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain of our Other Guarantee Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

As of March 9, 2012, we believe we were in compliance with the covenants under the Purchase Agreement.

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

As of March 9, 2012, we believe we were in compliance with the covenants under the warrant.

Effect of Conservatorship and Treasury Agreements on Existing Stockholders

The conservatorship, the Purchase Agreement and the senior preferred stock and warrant issued to Treasury have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock) and had a number of adverse effects on our common and preferred stockholders. See “RISK FACTORS — Conservatorship and Related Matters — The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.”

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

32	Freddie Mac

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

Capital Standards

FHFA has suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements are not binding during the conservatorship. We continue to provide our submission to FHFA on minimum capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship.

On October 9, 2008, FHFA also announced that it will engage in rulemaking to revise our minimum capital and risk-based capital requirements. The GSE Act provides that FHFA may increase minimum capital levels from the existing statutory percentages either by regulation or on a temporary basis by order. On March 3, 2011, FHFA issued a final rule setting forth procedures and standards for such a temporary increase in minimum capital levels. FHFA may also, by regulation or order, establish capital or reserve requirements with respect to any product or activity of an enterprise, as FHFA considers appropriate. In addition, under the GSE Act, FHFA must, by regulation, establish risk-based capital requirements to ensure the enterprises operate in a safe and sound manner, maintaining sufficient capital and reserves to support the risks that arise in their operations and management. In developing the new risk-based capital requirements, FHFA is not bound by the risk-based capital standards in effect prior to the amendment of the GSE Act by the Reform Act.

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by our January 1, 2010 adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. Specifically, upon adoption of this accounting guidance, FHFA directed us, for purposes of minimum capital, to continue reporting our PCs held by third parties and other aggregate off-balance sheet obligations using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.

For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” and “NOTE 15: REGULATORY CAPITAL.” Also, see “RISK FACTORS — Legal and Regulatory Risks” for more information.

33	Freddie Mac

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

Affordable Housing Goals

We are subject to annual affordable housing goals. In light of these housing goals, we may make adjustments to our mortgage loan sourcing and purchase strategies, which could further increase our credit losses. These strategies could include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We at times relax some of our underwriting criteria to obtain goal-qualifying mortgage loans and make additional investments in higher risk mortgage loan products that we believe are more likely to serve the borrowers targeted by the goals, but have not done so to the same extent since 2010.

If the Director of FHFA finds that we failed to meet a housing goal and that achievement of the housing goal was feasible, the GSE Act states that the Director may require the submission of a housing plan with respect to the housing goal for approval by the Director. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain data relating to our mortgage purchases, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks — We may make certain changes to our business in an attempt to meet the housing goals and subgoals set for us by FHFA that may increase our losses.”

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish, by regulation, four single-family housing goals, one multifamily special affordable housing goal and requirements relating to multifamily housing for very low-income families. Our housing goals for 2010 and 2011, as established by FHFA, are described below. FHFA has not yet established our housing goals for 2012.

Affordable Housing Goals for 2010 and 2011 and Results for 2010

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

34	Freddie Mac

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

Our housing goals for 2010 and 2011 and results for 2010 are set forth in the table below.

Table 5 — Affordable Housing Goals for 2010 and 2011 and Results for 2010

	Goals for 2010 and 2011	Market Level for 2010(1)	Results for 2010(2)

Single-family purchase money goals (benchmark levels):
Low-income	27%	27.2%	26.8%
Very low-income	8%	8.1%	7.9%
Low-income areas(3)	24%	24.0%	23.0%
Low-income areas subgoal	13%	12.1%	10.4%
Single-family refinance low-income goal (benchmark level)	21%	20.2%	22.0%
Multifamily low-income goal (in units)	161,250	N/A	161,500
Multifamily low-income subgoal (in units)	21,000	N/A	29,656

(1)	Determined by FHFA based on its analysis of market data for 2010.
(2)	In February 2012, at the direction of FHFA, we revised our single-family results for 2010 to exclude mortgages underlying certain HFA bonds.
(3)	FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families in designated disaster areas in the most recent year for which such data is available. For 2010 and 2011, FHFA set the benchmark level for the low-income areas goal at 24% for both periods.

We previously reported that we did not achieve the benchmark levels for the single-family low-income areas goal and the related low-income areas subgoal for 2010 and that we did achieve the benchmark levels for the single-family low-income purchase and very low-income purchase goals. In February 2012, at the direction of FHFA, we revised our single-family results for 2010 to exclude mortgages underlying certain HFA bonds. FHFA determined that the resulting small shortfalls were not sufficient to require reopening its previous determination that the single-family low-income purchase and very low-income purchase goals had been met. FHFA has informed us that, given that 2010 is the first year under which FHFA utilized the benchmark or market level for the housing goals and that we continue to operate under conservatorship, FHFA will not be requiring housing plans for goals that we did not achieve.

We expect to report our performance with respect to the 2011 affordable housing goals in March 2012. At this time, based on preliminary information, we believe we met the single-family refinance low-income goal and both multifamily goals, and believe we failed to meet the FHFA benchmark level for the single-family purchase-money goals and the subgoal for 2011. In such cases, FHFA regulations allow us to achieve a goal if our qualifying share matches that of the market, as measured by the Home Mortgage Disclosure Act. Because the Home Mortgage Disclosure Act data for 2011 will not be released until September 2012, FHFA will not be able to make a final determination on our performance until that time. If we fail to meet both the FHFA benchmark level and the market level, we may enter into discussions with FHFA concerning whether these goals were infeasible under the terms of the GSE Act, due to market and economic conditions and our financial condition. For more information, see “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis — Executive Management Compensation Program — Determination of the Performance-Based Portion of 2011 Deferred Base Salary.”

We anticipate that the difficult market conditions and our financial condition will continue to affect our affordable housing activities in 2012. However, we view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business and we are committed to facilitating the financing of affordable housing for low- and moderate-income families. See also “RISK FACTORS — Legal and Regulatory Risks — We may make certain changes to our business in an attempt to meet the housing goals and subgoals set for us by FHFA that may increase our losses.”

Duty to Serve Underserved Markets

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets. Effective for 2010 and subsequent years, FHFA is required to establish a manner for annually: (a) evaluating whether and

35	Freddie Mac

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

Affordable Housing Goals and Results for 2009

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

Our housing goals and results for 2009 are set forth in the table below.

Table 6 — Affordable Housing Goals and Results for 2009(1)

	Goal	Results

Housing goals and actual results
Low- and moderate-income goal	43%	44.7%
Underserved areas goal(2)	32	26.8
Special affordable goal(3)	18	17.8
Multifamily special affordable volume target (in billions)(2)	$4.60	$3.69
Home purchase subgoals and actual results:
Low- and moderate-income subgoal	40%	48.4%
Underserved areas subgoal(3)	30	27.9
Special affordable subgoal	14	20.6

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages and each of our percentage results is determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	These goals were determined to be infeasible.
(3)	FHFA concluded that achievement by us of these goals and subgoals was feasible, but decided not to require us to submit a housing plan.

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

On June 20, 2011, FHFA published a proposed rule that would establish prudential standards, in the form of guidelines, relating to the management and operations of Freddie Mac, Fannie Mae, and the FHLBs. This proposed rule implements certain Reform Act amendments to the GSE Act. The proposed standards address a number of business, controls, and risk management areas. The standards specify the possible consequences for any entity that fails to meet any of the standards or otherwise fails to comply (including submission of a corrective plan, limits on asset growth, increases in capital, limits on dividends and stock redemptions or repurchases, a minimum level of retained earnings or any other action that the FHFA Director determines will contribute to bringing the entity into compliance with the standards). In

36	Freddie Mac

addition, a failure to meet any standard also may constitute an unsafe or unsound practice, which may form the basis for FHFA initiating an administrative enforcement action. Because FHFA proposes to adopt the standards as guidelines, as authorized by the Reform Act, FHFA may modify, revoke or add to the standards at any time by order.

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

See “Conservatorship and Related Matters — Impact of Conservatorship and Related Activities on Our Business” for additional information on restrictions to our portfolio activities.

Anti-Predatory Lending

Predatory lending practices are in direct opposition to our mission, our goals and our practices. We have instituted anti-predatory lending policies intended to prevent the purchase or assignment of mortgage loans with unacceptable terms or conditions or resulting from unacceptable practices. These policies include processes related to the delivery and validation of loans sold to us. In addition to the purchase policies we have instituted, we promote consumer education and financial literacy efforts to help borrowers avoid abusive lending practices and we provide competitive mortgage products to reputable mortgage originators so that borrowers have a greater choice of financing options.

Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise. See “NOTE 15: REGULATORY CAPITAL — Subordinated Debt Commitment” for more information regarding subordinated debt.

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

37	Freddie Mac

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

Legislative and Regulatory Developments

We discuss certain significant legislative and regulatory developments below. For more information regarding these and other legislative and regulatory developments that could impact our business, see “RISK FACTORS — Conservatorship and Related Matters” and “— Legal and Regulatory Risks.”

Administration Report on Reforming the U.S. Housing Finance Market

On February 11, 2011, the Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, stating that the Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

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

As discussed below in “Legislated Increase to Guarantee Fees,” we have recently been directed by FHFA to raise our guarantee fees. We cannot currently predict the extent to which our business will be impacted by this increase in guarantee fees. In addition, as discussed below in “Conforming Loan Limits,” the temporary high-cost area loan limits expired on September 30, 2011.

We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA states that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading congressional proposals introduced to date. FHFA indicates that the plan leaves open all options for Congress and

38	Freddie Mac

the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.

FHFA’s plan provides lawmakers and the public with an outline of how FHFA as Conservator intends to guide Freddie Mac and Fannie Mae over the next few years, and identifies three strategic goals:

•	Build. Build a new infrastructure for the secondary mortgage market;

•	Contract. Gradually contract Freddie Mac and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations; and

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

The first of these goals establishes the steps FHFA, Freddie Mac, and Fannie Mae will take to create the necessary infrastructure, including a securitization platform and national standards for mortgage securitization, that Congress and market participants may use to develop the secondary mortgage market of the future. As part of this process, FHFA would determine how Freddie Mac and Fannie Mae can work together to build a single securitization platform that would replace their current separate proprietary systems.

The second goal describes steps that FHFA plans to take to gradually shift mortgage credit risk from Freddie Mac and Fannie Mae to private investors and eliminate the direct funding of mortgages by the enterprises. The plan states that the goal of gradually shifting mortgage credit risk from Freddie Mac and Fannie Mae to private investors could be accomplished, in the case of single-family credit guarantees, in several ways, including increasing guarantee fees, establishing loss-sharing arrangements and expanding reliance on mortgage insurance. To evaluate how to accomplish the goal of contracting enterprise operations in the multifamily business, the plan states that Freddie Mac and Fannie Mae will each undertake a market analysis of the viability of its respective multifamily operations without government guarantees.

For the third goal, the plan states that programs and strategies to ensure ongoing mortgage credit availability, assist troubled homeowners, and minimize taxpayer losses while restoring stability to housing markets continue to require energy, focus, and resources. The plan states that activities that must be continued and enhanced include: (a) successful implementation of HARP, including the significant program changes announced in October 2011; (b) continued implementation of the Servicing Alignment Initiative; (c) renewed focus on short sales, deeds-in-lieu, and deeds-for-lease options that enable households and Freddie Mac and Fannie Mae to avoid foreclosure; and (d) further development and implementation of the REO disposition initiative announced by FHFA in 2011.

Legislated Increase to Guarantee Fees

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies.

FHFA has announced that, effective April 1, 2012, the guarantee fee on all single-family residential mortgages sold to Freddie Mac and Fannie Mae will increase by 10 basis points. In early 2012, FHFA will further analyze whether additional guarantee fee increases are necessary to ensure the new requirements are being met. If so, FHFA will announce plans for further guarantee fee increases or other fee adjustments that may then be implemented gradually over a two-year implementation window, taking into consideration risk levels and conditions in financial markets. FHFA will monitor closely the increased guarantee fees imposed as a result of the new law throughout its effective period.

Our business and financial condition will not benefit from the increases in guarantee fees under this law, as we must remit the proceeds from such increases to Treasury. It is currently unclear what effect this increase or any further guarantee fee increases or other fee adjustments associated with this law will have on the future profitability and operations of our single-family guarantee business, or on our ability to raise guarantee fees that may be retained by us. While we continue to assess the impact of this law, we currently believe that implementation of this law will present operational and accounting challenges for us.

Legislation Related to Reforming Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae. On February 2, 2012, the Administration announced that it expects to provide more

39	Freddie Mac

detail concerning approaches to reform the U.S. housing finance market in the spring, and that it plans to begin exploring options for legislation more intensively with Congress.

Several bills were introduced in Congress in 2011 that would comprehensively reform the secondary mortgage market and address the future state of Freddie Mac and Fannie Mae. None of the bills have been scheduled for further consideration in the Senate. In the House, several of these bills were approved by the House Financial Services Subcommittee on Capital Markets and Government-Sponsored Enterprises. Most recently, this subcommittee approved a bill in December 2011 that would reform the secondary mortgage market by facilitating continued standardization and uniformity in mortgage securitization. Under several of the bills, our charter would be revoked and we would be wound down or placed into receivership. Such legislation could impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent an explicit guarantee of our existing and ongoing liabilities by the U.S. government.

The House Financial Services Subcommittee on Capital Markets and Government-Sponsored Enterprises approved a number of other bills in 2011 that would limit the companies’ operations or alter FHFA or Treasury’s authority over the companies, including bills that would require advance approval by the Secretary of the Treasury and notice to Congress for all debt issuances by the companies; require FHFA to direct the companies to increase guarantee fees; repeal our affordable housing goals; prohibit the companies from initially offering new products during conservatorship or receivership; accelerate reductions in our mortgage-related investments portfolio; require that Freddie Mac and Fannie Mae mortgages be treated the same as other mortgages for purposes of risk retention requirements in the Dodd-Frank Act; grant the FHFA Inspector General direct access to our records and employees; authorize FHFA, as receiver, to revoke the charters of Freddie Mac and Fannie Mae; prevent Treasury from lowering the dividend payment under the Purchase Agreement; abolish the Affordable Housing Trust Fund, the Capital Magnet Fund, and the HOPE Reserve Fund; require disposition of non-mission critical assets; apply the Freedom of Information Act to Freddie Mac and Fannie Mae; and set a cap on the funds received under the Purchase Agreement.

In 2011, the Financial Services Committee of the House of Representatives approved a bill that would generally put our employees on the federal government pay scale, and in 2012 both the House and the Senate approved legislation that would prohibit senior executives from receiving bonuses during conservatorship. In February 2012, legislative proposals were introduced in the Senate that would, among other items, cap the compensation and benefits of executive officers and employees of Freddie Mac and Fannie Mae so they cannot exceed the amounts paid to the highest compensated executive or employee at the federal financial institution regulatory agencies; and require executive officers, under certain circumstances, to return to Treasury any compensation earned that exceeds the regulatory agencies’ rate of compensation. If this or similar legislation were to become law, many of our employees would experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Freddie Mac and Fannie Mae] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director noted that “[s]hould the risks I fear materialize, FHFA might well be forced to limit [Freddie Mac and Fannie Mae’s] business activities. Some of the business [Freddie Mac and Fannie Mae] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.”

Some of the bills discussed above, if enacted, would materially affect the role of the company, our business model and our structure, and could have an adverse effect on our financial results and operations as well as our ability to retain and recruit management and other valuable employees. A number of the bills would adversely affect our ability to conduct business under our current business model, including by subjecting us to new requirements that could increase costs, reduce revenues and limit or prohibit current business activities.

We cannot predict whether or when any of the bills discussed above might be enacted. We also expect additional bills relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress in 2012.

For more information on the potential impacts of legislative developments on compensation and employee retention, see “RISK FACTORS — Conservatorship and Related Matters — The conservatorship and uncertainty concerning our future has had, and will likely continue to have, an adverse effect on the retention, recruitment and engagement of management and other employees, which could have a material adverse effect on our ability to operate our business” and “MD&A — RISK MANAGEMENT — Operational Risks.”

40	Freddie Mac

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Dodd-Frank Act has directly affected and will continue to directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that are our customers and counterparties.

Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, many of which are still in process. Accordingly, it is difficult to assess fully the impact of the Dodd-Frank Act on Freddie Mac and the financial services industry at this time. The final effects of the legislation will not be known with certainty until these rulemakings are complete. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the following:

•	Designation as a systemically important nonbank financial company — The Financial Stability Oversight Council, or FSOC, is expected to announce during 2012 which nonbank financial companies are systemically important. The Federal Reserve has recently proposed rules to implement the enhanced supervisory and prudential requirements that would apply to designated nonbank financial companies. The proposal includes rules to implement Dodd-Frank requirements related to risk-based capital and leverage, liquidity, single-counterparty credit limits, overall risk management and risk committees, stress tests, and debt-to-equity limits for certain covered companies. The proposed rules also would implement Dodd-Frank requirements related to early remediation of financial distress of a designated nonbank financial company. In addition, a recently adopted final rule requires designated nonbank financial companies to submit annual resolution plans that describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. If Freddie Mac is designated as a systemically important nonbank financial company, we could be subject to these and other additional oversight and prudential standards.

•	Derivatives Rulemakings — The U.S. Commodity Futures Trading Commission, or CFTC, has promulgated a number of final rules implementing the Dodd-Frank Act’s provisions relating to derivatives. However, the CFTC has yet to finalize many of the more significant derivative-related rules, including rules addressing the definition of “major swap participant” and margin requirements for uncleared swaps. The Dodd-Frank Act imposes certain new requirements on all swaps counterparties, including requirements addressing recordkeeping and reporting. If Freddie Mac qualifies as a major swap participant, it will be subject to increased and additional requirements, such as those relating to registration and business conduct. The eventual final rules on margin might increase the costs of our swaps transactions. According to the CFTC’s tentative schedule, the CFTC expects to finalize the major swap participant definition rule in the first quarter of 2012, but it does not expect to consider final rules on margin (and numerous other topics) until later in 2012.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.”

Conforming Loan Limits

Beginning in 2008, pursuant to a series of laws, our loan limits in certain high-cost areas were increased temporarily above the limits that otherwise would be applicable (up to $729,750 for a one-family residence). On September 30, 2011, the latest of these increases was permitted to expire. Accordingly, our permanent high-cost area loan limits apply with respect to loans originated on or after October 1, 2011 in high-cost areas (currently, up to $625,500 for a one-family residence). A new law reinstated higher conforming loan limits for FHA-insured mortgages through 2013. However, these reinstated higher limits do not apply to Freddie Mac and Fannie Mae.

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

41	Freddie Mac

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

•	On April 13, 2011, the OCC, the Federal Reserve, the FDIC, and the Office of Thrift Supervision entered into consent orders with 14 large servicers regarding their foreclosure and loss mitigation practices. These institutions service the majority of the single-family mortgages we own or guarantee. The consent orders required the servicers to submit comprehensive action plans relating to, among other items, use of foreclosure documentation, staffing of foreclosure and loss mitigation activities, oversight of third parties, use of the Mortgage Electronic Registration System, or the MERS System, and communications with borrowers. We will not be able to assess the impact of these actions on our business until the servicers’ comprehensive action plans are publicly available.

•	On April 28, 2011, FHFA announced a new set of aligned standards for servicing delinquent mortgages owned or guaranteed by Freddie Mac and Fannie Mae. We implemented most aspects of this initiative effective October 1, 2011. We have also implemented a new standard modification initiative that replaced our previous non-HAMP modification program beginning January 1, 2012. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.” FHFA has also directed us and Fannie Mae to work on a joint initiative to consider alternatives for future mortgage servicing structures and servicing compensation. The development of further alternatives could impact our ability to conduct current initiatives. For more information, see “RISK FACTORS — Legal and Regulatory Risks — Legislative or regulatory actions could adversely affect our business activities and financial results.”

•	On June 30, 2011, the OCC issued Supervisory Guidance regarding the OCC’s expectations for the oversight and management of mortgage foreclosure activities by national banks. The Supervisory Guidance contains several elements from the consent orders with the 14 major servicers that will now be applied to all national banks. In the Supervisory Guidance, the OCC directed all national banks to conduct a self-assessment of foreclosure management practices by September 30, 2011. Additionally, the Guidance sets forth foreclosure management standards that mirror the broad categories of the servicing guidelines contained in the consent orders.

•	On October 19, 2011, FHFA announced that it has directed Freddie Mac and Fannie Mae to transition away from current foreclosure attorney network programs and move to a system where mortgage servicers select qualified law firms that meet certain minimum, uniform criteria. The changes will be implemented after a transition period in which input will be taken from servicers, regulators, lawyers, and other market participants. We cannot predict the scope or timing of these changes, or the extent to which our business will be impacted by them.

•	Several localities have adopted ordinances that would expand the responsibilities and liability for registering and maintaining vacant properties to servicers and assignees. These laws could significantly expand mortgage costs and liabilities in those areas. On December 8, 2011, FHFA directed Freddie Mac and Fannie Mae to take certain actions with respect to a municipal ordinance of the City of Chicago, and, on December 12, 2011, FHFA, on its own behalf and as conservator for Freddie Mac and Fannie Mae, filed a lawsuit against the City of Chicago to prevent enforcement of the ordinance.

•	On February 9, 2012, a coalition of state attorneys general and federal agencies announced that it had entered into a settlement with five large seller/servicers concerning certain issues related to mortgage servicing practices. While the settlement includes changes to mortgage servicing practices, it is too early to determine if these changes will have a significant effect on us. The settlement does not involve loans owned or guaranteed by us.

For more information on operational risks related to these developments in mortgage servicing, see “MD&A — RISK MANAGEMENT — Operational Risks.”

Administration Plan to Help Responsible Homeowners and Heal the Housing Market

In his January 24, 2012 State of the Union Address, President Obama called for action to help responsible borrowers and support a housing market recovery. The Administration subsequently put forth a “Plan to Help Responsible Homeowners and Heal the Housing Market.” We have implemented, or are in the process of implementing, several aspects of the Administration’s plan, such as the changes to HAMP discussed in “MD&A — RISK MANAGEMENT — Credit

42	Freddie Mac

Risk — Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Home Affordable Modification Program.” A number of other aspects of the plan could affect Freddie Mac, including those discussed below.

The plan calls for Congress to pass legislation to establish a broad based mortgage refinancing plan. The broad based refinancing plan includes provisions to further streamline the refinancing process for borrowers with loans guaranteed by Freddie Mac and Fannie Mae. It would also provide underwater borrowers who participate in HARP with the choice of taking the benefit of the reduced interest rate in the form of lower monthly payments, or applying that savings to rebuilding equity in their homes. The plan would require us to change certain existing processes and could increase our costs. To date, no legislation has been introduced in Congress with respect to this plan.

The plan states that the mortgage servicing system would benefit from a single set of strong federal standards, and indicates that the Administration will work closely with regulators, Congress and stakeholders to create a more robust and comprehensive set of rules related to mortgage servicing. These rules would include standards for assisting at-risk homeowners.

Employees

At February 27, 2012, we had 4,859 full-time and 62 part-time employees. Our principal offices are located in McLean, Virginia.

Available Information

SEC Reports

We file reports and other information with the SEC. In view of the Conservator’s succession to all of the voting power of our stockholders, we have not prepared or provided proxy statements for the solicitation of proxies from stockholders since we entered into conservatorship, and do not expect to do so while we remain in conservatorship. We make available free of charge through our website at www.freddiemac.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. In addition, materials that we filed with the SEC are available for review and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.

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

43	Freddie Mac

Forward-Looking Statements

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program, the servicing alignment initiative and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K and:

•	the actions FHFA, Treasury, the Federal Reserve, the SEC, HUD, the Administration, Congress, and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

•	our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions taken to implement the Administration’s plan to reform the housing finance system, regulatory or legislative actions that require us to support non-mortgage market initiatives, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•	the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in the recently expanded HARP program, the MHA Program and new non-HAMP standard loan modification initiative), and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products, and restrictions on our ability to offer new products or engage in new activities;

44	Freddie Mac

•	our ability to recruit, retain, and engage executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties, and the potential cost and difficulty of legally enforcing those obligations;

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any purchases or sales by the Federal Reserve or Treasury of Freddie Mac debt or mortgage-related securities;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting or servicing requirements (including servicing alignment efforts under the servicing alignment initiative), our practices with respect to the disposition of REO properties, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks, including the risks described below and in “BUSINESS,” “MD&A,” and elsewhere in this Form 10-K. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

45	Freddie Mac

Conservatorship and Related Matters

The future status and role of Freddie Mac is uncertain and could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company.

The Acting Director of FHFA stated on November 15, 2011 that “the long-term outlook is that neither [Freddie Mac nor Fannie Mae] will continue to exist, at least in its current form, in the future.” Future legislation will likely materially affect the role of the company, our business model, our structure, and future results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company or at all. If any of these events were to occur, our shares could further diminish in value, or cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value.

On February 11, 2011, the Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, stating that the Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements.

A number of bills were introduced in the Senate and House in 2011 concerning the future state of Freddie Mac and Fannie Mae. Several of these bills take a comprehensive approach that would wind down Freddie Mac and Fannie Mae (or completely restructure the companies), while other bills would revise the companies’ operations in a limited manner. Congress also held hearings related to the long-term future of housing finance, including the role of Freddie Mac and Fannie Mae. We expect additional legislation relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress; however, we cannot predict whether or when any such legislation will be enacted. On February 2, 2012, the Administration announced that it expects to provide more detail concerning approaches to reform the U.S. housing finance market in the spring, and that it plans to begin exploring options for legislation more intensively with Congress. On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae.

For more information on the Administration’s February 2011 report, GSE reform legislation, and FHFA’s strategic plan, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.”

In addition to legislative actions, FHFA has expansive regulatory authority over us, and the manner in which FHFA will use its authority in the future is unclear. FHFA could take a number of regulatory actions that could materially adversely affect our company, such as changing or reinstating our current capital requirements, which are not binding during conservatorship, or imposing additional restrictions on our portfolio activities or new initiatives.

The conservatorship is indefinite in duration and the timing, conditions, and likelihood of our emerging from conservatorship are uncertain. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement, senior preferred stock, and warrant.

FHFA has stated that there is no exact time frame as to when the conservatorship may end. Termination of the conservatorship (other than in connection with receivership) also requires Treasury’s consent under the Purchase Agreement. There can be no assurance as to when, and under what circumstances, Treasury would give such consent. There is also significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. It is possible that the conservatorship will end with us being placed into receivership. The Acting Director of FHFA stated on September 19, 2011 that “it ought to be clear to everyone as this point, given [Freddie Mac and Fannie Mae’s] losses since being placed into conservatorship and the terms of the Treasury’s financial support agreements, that [Freddie Mac and Fannie Mae] will not be able to earn their way back to a condition that allows them to emerge from conservatorship.”

In addition, Treasury has the ability to acquire almost 80% of our common stock for nominal consideration by exercising the warrant we issued to it pursuant to the Purchase Agreement. Consequently, the company could effectively remain under the control of the U.S. government even if the conservatorship was ended and the voting rights of common stockholders restored. The warrant held by Treasury, the restrictions on our business contained in the Purchase Agreement, and the senior status of the senior preferred stock issued to Treasury under the Purchase Agreement, if the senior

46	Freddie Mac

preferred stock has not been redeemed, also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital. Moreover, our draws under Treasury’s funding commitment, the senior preferred stock dividend obligation, and commitment fees paid to Treasury (commitment fees have been waived through the first quarter of 2012) could permanently impair our ability to build independent sources of capital.

We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition.

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury on the senior preferred stock will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. Dividends to Treasury on the senior preferred stock are cumulative and accrue at an annual rate of 10% (or 12% in any quarter in which dividends are not paid in cash) until all accrued dividends are paid in cash.

The size and timing of our future draws will be determined by our dividend obligation on the senior preferred stock and a variety of other factors that could adversely affect our net worth. These other factors include the following:

•	how long and to what extent the U.S. economy and housing market, including home prices, remain weak, which could increase credit expenses and cause additional other-than-temporary impairments of the non-agency mortgage-related securities we hold;

•	foreclosure prevention efforts and foreclosure processing delays, which could increase our expenses;

•	competitiveness with other mortgage market participants, including Fannie Mae;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI;

•	required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities;

•	quarterly commitment fees payable to Treasury, the amount of which has not yet been established and could be substantial (Treasury has waived the fee for all quarters of 2011 and the first quarter of 2012). Treasury has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment;

•	adverse changes in our funding costs or limitations in our access to public debt markets;

•	establishment of additional valuation allowances for our remaining net deferred tax asset;

•	changes in accounting practices or guidance;

•	effects of the MHA Program and other government initiatives, including any future requirements to reduce the principal amount of loans;

•	losses resulting from control failures, including any control failures because of our inability to retain staff;

•	limitations on our ability to develop new products, enter into new lines of business, or increase guarantee and related fees;

•	introduction of additional public mission-related initiatives that may adversely impact our financial results; or

•	changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.

Under the Purchase Agreement, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. Although additional draws under the Purchase Agreement will allow us to remain solvent and avoid mandatory receivership, they will also increase the liquidation preference of, and the dividends we owe on, the senior preferred stock. Based on the aggregate liquidation preference of the senior preferred stock of $72.3 billion (which amount includes the funds requested to address our net worth deficit as of December 31, 2011), Treasury is entitled to annual cash dividends of $7.23 billion, which exceeds our annual historical earnings in all but one period. Increases in the already substantial liquidation preference and senior preferred stock dividend obligation, along with limited flexibility to redeem the senior preferred stock, will adversely affect our results of operations and financial condition and add to the significant uncertainty regarding our long-term financial sustainability. This may also cause further negative publicity about our company.

47	Freddie Mac

Our business objectives and strategies have in some cases been significantly altered since we were placed into conservatorship, and may continue to change, in ways that negatively affect our future financial condition and results of operations.

FHFA, as Conservator, has directed the company to focus on managing to a positive stockholders’ equity. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our goal of managing to a positive stockholders’ equity. Some of these changes have increased our expenses or caused us to forego revenue opportunities. For example, FHFA has directed that we implement various initiatives under the MHA Program. We expect to incur significant costs associated with the implementation of these initiatives and we cannot currently estimate whether, or the extent to which, costs incurred in the near term from these initiatives may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives. On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers whose monthly payments are current and who can benefit from refinancing their home mortgages. There can be no assurance that the revisions to HARP will be successful in achieving these objectives or that any benefits from the revised program will exceed our costs. The Conservator and Treasury have also not authorized us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such initiatives and transactions may adversely affect our profitability. Other agencies of the U.S. government, as well as Congress, also have an interest in the conduct of our business. We do not know what actions they may request us to take.

In view of the conservatorship and the reasons stated by FHFA for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Among other things, we could experience significant changes in the size, growth, and characteristics of our guarantee activities, and we could further change our operational objectives, including our pricing strategy in our core mortgage guarantee business. The conservatorship has significantly impacted our investment activity, and we may face further restrictions on this activity. Accordingly, our strategic and operational focus may not always be consistent with the generation of net income. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. In addition, we may be directed to engage in initiatives that are operationally difficult or costly to implement, or that adversely affect our financial results. For example, FHFA has directed us to take various actions in support of the objectives of a gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government, such as developing security structures that allow for private sector risk sharing.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. It is currently unclear what effect this increase or any further guarantee fee increases or other fee adjustments associated with this law will have on the future profitability and operations of our single-family guarantee business, or on our ability to raise guarantee fees that may be retained by us. While we continue to assess the impact of this law on us, we currently believe that implementation of this law will present operational and accounting challenges for us.

FHFA has stated that it has focused Freddie Mac and Fannie Mae on their existing core business, including minimizing credit losses, and taking actions necessary to advance the goals of the conservatorship, and is not permitting Freddie Mac and Fannie Mae to offer new products or enter into new lines of business. FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. These and other restrictions imposed by FHFA could adversely affect our financial results in future periods.

As our Conservator, FHFA possesses all of the powers of our stockholders, officers, and directors. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. FHFA has the ability to withdraw or revise its delegations of authority and override actions of our Board of Directors at any time. The directors serve on behalf of, and exercise authority as directed by, the Conservator. In addition, FHFA has the

48	Freddie Mac

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

Based on our charter, other legislation, public statements from Treasury and FHFA officials and guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. These objectives include: (a) minimizing our credit losses; (b) conserving assets; (c) providing liquidity, stability, and affordability in the mortgage market; (d) continuing to provide additional assistance to the struggling housing and mortgage markets; (e) managing to a positive stockholders’ equity and reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; and (f) protecting the interests of the taxpayers. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. This could lead to negative publicity and damage our reputation. We may face increased operational risk from these competing objectives. Current portfolio investment and mortgage guarantee activities, liquidity support, loan modification and refinancing initiatives, and foreclosure forbearance initiatives, including our efforts under the MHA Program, are intended to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives under conservatorship, but may negatively impact our financial results and net worth.

FHFA directives that we and Fannie Mae adopt uniform approaches in some areas could have an adverse impact on our business or on our competitive position with respect to Fannie Mae.

FHFA is also Conservator of Fannie Mae, our primary competitor. On multiple occasions, FHFA has directed us and Fannie Mae to confer and suggest to FHFA possible uniform approaches to particular business and accounting issues and problems. It is likely that we will receive additional directives in the future. In most such cases, FHFA subsequently directed us and Fannie Mae to adopt a specific uniform approach. For example:

•	In March 2009, FHFA directed Freddie Mac and Fannie Mae to adopt the HAMP program for modification of mortgages that they hold or guarantee, leading to a largely uniform approach to modifications for HAMP-eligible borrowers;

•	In February 2010, FHFA directed Freddie Mac and Fannie Mae to work together to standardize definitions for mortgage delivery data;

•	In January 2011, FHFA announced that it had directed Freddie Mac and Fannie Mae to work on a joint initiative, in coordination with HUD, to consider alternatives for future mortgage servicing structures and servicing compensation;

•	In April 2011, FHFA announced a new set of aligned standards for servicing of non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae, including a standard modification initiative for borrowers not eligible for HAMP modifications;

•	In October 2011, through the revisions to the HARP initiative, FHFA directed us and Fannie Mae to align certain aspects of our and Fannie Mae’s respective refinance initiatives; and

•	In December 2011, FHFA announced that the guarantee fee on all single-family residential mortgages sold to Freddie Mac and Fannie Mae will increase by 10 basis points to fund the payroll tax cut, effective April 1, 2012. This increase is in connection with the implementation of the Temporary Payroll Tax Cut Continuation Act of 2011.

We cannot predict the impact on our business of these actions or any similar actions FHFA may require us and Fannie Mae to take in the future. It is possible that in some areas FHFA could require us and Fannie Mae to take a uniform approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. We may be required to adopt approaches that are operationally difficult for us to implement. It also is possible that in some cases identifying, adopting and maintaining a uniform approach could entail higher costs than would a unilateral approach, and that when market conditions merit a change in a uniform approach, coordinating the change might entail additional cost and delay. If and when conservatorship ends, market acceptance of a uniform approach could make it difficult to depart from that approach even if doing so would be economically desirable.

49	Freddie Mac

We are subject to significant limitations on our business under the Purchase Agreement that could have a material adverse effect on our results of operations and financial condition.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limitations on the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio, and the circumstances in which we may pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference on the senior preferred stock. In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. In deciding whether or not to consent to any request for approval it receives from us under the Purchase Agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. The limitations under the Purchase Agreement could have a material adverse effect on our future results of operations and financial condition.

Our regulator may, and in some cases must, place us into receivership, which would result in the liquidation of our assets and terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter; if we are liquidated, there may not be sufficient funds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock, or make any distribution to the holders of our common stock.

We could be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons, including conditions that FHFA has already asserted existed at the time the then Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. In addition, FHFA could be required to place us in receivership if Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. For more information, see “— If Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth, FHFA could be required to place us into receivership.”

A receivership would terminate the conservatorship. The appointment of FHFA (or any other entity) as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, there can be no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. To the extent that we are placed into receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors of ours with respect to claims made under our guarantee. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, which ranks senior to our common stock and all other series of preferred stock upon liquidation, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. The aggregate liquidation preference on the senior preferred stock owned by Treasury will increase to $72.3 billion upon funding of the draw request to address our net worth deficit as of December 31, 2011. The liquidation preference will increase further if, as we expect, we make additional draws under the Purchase Agreement. It will also increase if we do not pay dividends owed on the senior preferred stock in cash or if we do not pay the quarterly commitment fee to Treasury under the Purchase Agreement.

If we are placed into receivership or no longer operate as a going concern, we would no longer be able to assert that we will realize assets and satisfy liabilities in the normal course of business, and, therefore, our basis of accounting would change to liquidation-based accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which could adversely affect our net worth. In addition, the amounts in AOCI would be reclassified to earnings, which could also adversely affect our net worth.

50	Freddie Mac

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

The conservatorship and uncertainty concerning our future has had, and will likely continue to have, an adverse effect on the retention, recruitment, and engagement of management and other employees, which could have a material adverse effect on our ability to operate our business.

Our ability to recruit, retain, and engage management and other employees with the necessary skills to conduct our business has been, and will likely continue to be, adversely affected by the conservatorship, the uncertainty regarding its duration, the potential for future legislative or regulatory actions that could significantly affect our existence and our role in the secondary mortgage market, and the negative publicity concerning the GSEs. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively. We may also face increased operational risk if key employees leave the company.

The actions taken by Congress, Treasury, and the Conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives, management, and other valuable employees. For example, we are subject to restrictions on the amount and type of compensation we may pay our executives under conservatorship. Also contributing to our concerns regarding executive retention risk is the aggregate level of compensation paid to our Section 16 executive officers, which for 2011 performance was significantly below the 25th percentile of market-based compensation. See “EXECUTIVE COMPENSATION” for more information. We cannot offer equity-based compensation, which is both common in our industry and provides a key incentive for employees to stay with the company. The Conservator directed us to maintain individual salaries and wage rates for all employees at 2010 levels for 2011 and 2012 (except in the case of promotions or significant changes in responsibilities). Given our current status, we cannot offer the prospects of even medium-term employment, much less long-term. Continued public condemnation of the company and its employees creates yet another obstacle to hiring and retaining the talent we need.

We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. Voluntary attrition rates for high performing employees, those with specialized skill sets, and those responsible for controls over financial reporting have risen markedly since we were placed into conservatorship. This has led to concerns about staffing inadequacies, management depth, and employee engagement. Attracting qualified senior executives is particularly difficult. We operate in an environment in which virtually every business decision is closely scrutinized and subject to public criticism and review by various government authorities. Many executives are unwilling to work in such an environment for potentially significantly less than what they could earn elsewhere. A recovering economy is likely to put additional pressures on turnover in 2012, as other attractive opportunities may become available to people who we want to retain. The high and increasing level of scrutiny from FHFA and its Office of Inspector General and other regulators has also heightened stress levels throughout the organization and placed additional burdens on staff.

In 2011, the Financial Services Committee of the House of Representatives approved a bill that would generally put our employees on the federal government’s pay scale, and in 2012 the House and Senate each approved legislation containing a provision that would prohibit senior executives from receiving bonuses during conservatorship. If this or similar legislation were to become law, many of our employees would experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Freddie Mac and Fannie Mae] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director

51	Freddie Mac

noted that ‘‘[s]hould the risks I fear materialize, FHFA might well be forced to limit [Freddie Mac and Fannie Mae’s] business activities. Some of the business [Freddie Mac and Fannie Mae] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.” For more information on legislative developments affecting compensation, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Reforming Freddie Mac and Fannie Mae.”

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.

Prior to our entry into conservatorship, the market price for our common stock declined substantially. After our entry into conservatorship, the market price of our common stock continued to decline, and has been $1 or less per share since June 2010. As a result, the investments of our common and preferred stockholders lost substantial value, which they may never recover. There is significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Therefore, it is likely that our shares could further diminish in value, or cease to have any value. The Acting Director of FHFA has stated that ‘‘[Freddie Mac and Fannie Mae’s] equity holders retain an economic claim on the companies but that claim is subordinate to taxpayer claims. As a practical matter, taxpayers are not likely to be repaid in full, so [Freddie Mac and Fannie Mae] stock lower in priority is not likely to have any value.”

The conservatorship and investment by Treasury has had, and will continue to have, other material adverse effects on our common and preferred stockholders, including the following:

•	No voting rights during conservatorship. The rights and powers of our stockholders are suspended during the conservatorship and our common stockholders do not have the ability to elect directors or to vote on other matters.

•	No longer managed to maximize stockholder returns. Because we are in conservatorship, we are no longer managed with a strategy to maximize stockholder returns. FHFA has stated that it has focused Freddie Mac and Fannie Mae on their existing core business, including minimizing credit losses, and taking actions necessary to advance the goals of the conservatorship. FHFA stated that it is not permitting Freddie Mac and Fannie Mae to offer new products or enter into new lines of business. FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring Freddie Mac and Fannie Mae continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.

•	Priority of Senior Preferred Stock. The senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company.

•	Dividends have been eliminated. The Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

•	Warrant may substantially dilute investment of current stockholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common stockholders will be substantially diluted. It is possible that stockholders, other than Treasury, will not own more than 20.1% of our total common stock for the duration of our existence. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common stockholders. Accordingly, existing common stockholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

Competitive and Market Risks

Our investment activity is significantly limited under the Purchase Agreement and by FHFA, which will likely reduce our earnings from investment activities over time and result in greater reliance on our guarantee activities to generate revenue.

We are subject to significant limitations on our investment activity, which will adversely affect the earnings capacity of our mortgage-related investments portfolio over time. These limitations include: (a) a requirement to reduce the size of

52	Freddie Mac

our mortgage-related investments portfolio; and (b) significant constraints on our ability to purchase or sell mortgage assets.

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. Our mortgage-related investments portfolio has contracted considerably since we entered into conservatorship, and we are working with FHFA to identify ways to prudently accelerate the rate of contraction of the portfolio. Our ability to take advantage of opportunities to purchase or sell mortgage assets at attractive prices has been, and likely will continue to be, limited. In addition, we can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices, particularly given the potential in coming periods for continued high volumes of loan modifications and removal of seriously delinquent loans, both of which result in the removal of mortgage loans from our PCs for our mortgage-related investments portfolio. We expect that our holdings of unsecuritized single-family loans will continue to increase in 2012 due to the recent revisions to HARP, which will result in our purchase of mortgage loans with LTV ratios greater than 125%, as we have not yet implemented a securitization process for such loans. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited, as we may be required to adopt business practices that provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but that may negatively impact our future financial results from guarantee activities. The combination of the restrictions on our business activities under the Purchase Agreement and FHFA regulation, combined with our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions, may have an adverse effect on our results of operations and financial condition. There can be no assurance that the current profitability levels on our new single-family business would be sufficient to attract new private sector capital in the future, should the company be in a position to seek such capital. We generally must obtain FHFA’s approval in order to increase pricing in our guarantee business, and there can be no assurance FHFA will approve any such request. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Our business and financial condition will not benefit from the increases in guarantee fees under this law, as we must remit the proceeds from such increases to Treasury. It is currently unclear what effect this will have on our ability to raise guarantee fees that may be retained by us. For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislated Increase to Guarantee Fees.”

We are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; increased credit costs related to these risks could adversely affect our financial condition and/or results of operations.

Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans that we own or guarantee and hold on our consolidated balance sheets. We are also exposed to mortgage credit risk with respect to securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. These relate primarily to: (a) Freddie Mac mortgage-related securities backed by multifamily loans; (b) certain Other Guarantee Transactions; and (c) other guarantee commitments, including long-term standby commitments and liquidity guarantees.

Significant factors that affect the level of our single-family mortgage credit risk include the credit profile of the borrower (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage loan, occupancy type, the type of property securing the mortgage, the LTV ratio of the loan, and local and regional economic conditions, including home prices and unemployment rates. Our credit losses will remain high for the foreseeable future due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their home is currently worth, as well as the substantial inventory of seriously delinquent loans.

While mortgage interest rates remained low in 2011, many borrowers may not have been able to refinance into lower interest mortgages or reduce their monthly payments through mortgage modifications due to substantial declines in home values, market uncertainty, and continued high unemployment rates. Therefore, there can be no assurance that continued

53	Freddie Mac

low mortgage interest rates or efforts to modify and refinance mortgages pursuant to the MHA Program (including pursuant to the revisions to HARP announced in October 2011) and to modify mortgages under our other loss mitigation initiatives will reduce our overall mortgage credit risk.

We also continue to have significant amounts of mortgage loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A, interest-only, option ARMs, loans with original LTV ratios greater than 90%, and loans where borrowers had FICO scores less than 620 at the time of origination, that expose us to greater credit risk than do other types of mortgage loans. As of December 31, 2011, loans with one or more of the above characteristics comprised approximately 20% of our single-family credit guarantee portfolio. See “Table 50 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for more information.

Beginning in 2008, the conforming loan limits were significantly increased for mortgages originated in certain “high cost” areas (the initial increases applied to loans originated after July 1, 2007). Due to our relative lack of experience with these “conforming jumbo” loans, purchases pursuant to the high cost conforming loan limits may also expose us to greater credit risks.

The level of our multifamily mortgage credit risk is affected by the mortgaged property’s ability to generate rental income from which debt service can be paid. That ability in turn is affected by rental market conditions (e.g., rental and vacancy rates), the physical condition of the property, the quality of the property’s management, and the level of operating costs. For certain multifamily mortgage products, we utilize other forms of credit enhancement, such as subordination through Other Guarantee Transactions, which are intended to reduce our risk exposure.

A risk we continue to monitor is that multifamily borrowers will default if they are unable to refinance their loans at an affordable rate. This risk is particularly important with respect to multifamily loans because such loans generally have a balloon payment and typically have a shorter contractual term than single-family mortgages. Borrowers may be less able to refinance their obligations during periods of rising interest rates or weak economic conditions, which could lead to default if the borrower is unable to find affordable refinancing. However, of the $116.1 billion in UPB of loans in our multifamily mortgage portfolio as of December 31, 2011, only approximately 3% and 5% will reach their maturity during 2012 and 2013, respectively.

We are exposed to significant credit risk related to the subprime, Alt-A, and option ARM loans that back the non-agency mortgage-related securities we hold.

Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, and option ARM loans. As of December 31, 2011, such securities represented approximately 54% of our total investments in non-agency mortgage-related securities. Since 2007, mortgage loan delinquencies and credit losses in the U.S. mortgage market have substantially increased, particularly in the subprime, Alt-A, and option ARM sectors of the residential mortgage market. In addition, home prices have declined significantly, after extended periods during which home prices appreciated. As a result, the fair value of these investments has declined significantly since 2007, and we have recorded substantial other-than-temporary impairments, which has adversely impacted stockholders equity (deficit). In addition, most of these investments do not trade in a liquid secondary market and the size of our holdings relative to normal market activity is such that, if we were to attempt to sell a significant quantity of these securities, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets.

We could experience additional GAAP losses due to other-than-temporary impairments on our investments in these non-agency mortgage-related securities if, among other things: (a) interest rates change; (b) delinquency and loss rates on subprime, Alt-A, and option ARM loans increase; (c) there is a further decline in actual or forecasted home prices; or (d) there is a deterioration in servicing performance. In addition, the fair value of these investments may decline further due to additional ratings downgrades or market events. Any credit enhancements covering these securities, including subordination and other structural enhancements, may not prevent us from incurring losses. During 2011, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying mortgages. The financial condition of bond insurers also continued to deteriorate in 2011. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information about the credit ratings for these securities and the extent to which these securities have been downgraded.

54	Freddie Mac

Certain strategies to mitigate our losses as an investor in non-agency mortgage-related securities may adversely affect our relationships with some of our largest seller/servicers.

On September 2, 2011, FHFA announced that, as Conservator for Freddie Mac and Fannie Mae, it had filed lawsuits against 17 financial institutions and related defendants alleging: (a) violations of federal securities laws; and (b) in certain lawsuits, common law fraud in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. These institutions include some of our largest seller/servicers and counterparties. FHFA, as Conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in other efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. For example, FHFA, as Conservator of Freddie Mac and Fannie Mae, has issued subpoenas to various entities seeking loan files and other transaction documents related to non-agency mortgage-related securities in which the two enterprises invested. FHFA stated that the documents will enable it to determine whether issuers of these securities and others are liable to Freddie Mac and Fannie Mae for certain losses they have suffered on the securities. We are assisting FHFA in this effort.

These and other loss mitigation efforts may lead to further disputes with some of our largest seller/servicers and counterparties that may result in further litigation. This could adversely affect our relationship with any such company and could, for example, result in the loss of some or all of our business with a large seller/servicer. The effectiveness of these loss mitigation efforts is highly uncertain and any potential recoveries may take significant time to realize. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers.”

The credit losses we experience in future periods as a result of the housing and economic downturn are likely to be larger, perhaps substantially larger, than our current loan loss reserves.

Our loan loss reserves, as reflected on our consolidated balance sheets, do not reflect the total of all future credit losses we will ultimately incur with respect to our single-family and multifamily mortgage loans, including those underlying our financial guarantees. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses may exceed the amounts we have already reserved for loans currently identified as impaired, and that additional credit losses will be incurred in the future due to the housing and economic downturn, we are not permitted under GAAP to reflect the potential impact of these future trends in our loan loss reserves. As a result of the depth and extent of the housing and economic downturn, there is significant uncertainty regarding the full extent of future credit losses. Therefore, such credit losses are likely to be larger, perhaps substantially larger, than our current loan loss reserves. Additional credit losses we incur in future periods will adversely affect our business, results of operations, financial condition, liquidity, and net worth.

Further declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and increase our losses.

Throughout 2011, the U.S. housing market continued to experience adverse trends, including continued price depreciation, continued high serious delinquency and default rates, and extended foreclosure timelines. Low volumes of home sales and the continued large supply of unsold homes placed further downward pressure on home prices. These conditions, coupled with continued high unemployment, led to continued high loan delinquencies and provisioning for loan losses. Our credit losses remained high in 2011, in part because home prices have experienced significant cumulative declines in many geographic areas in recent years. We expect that national average home prices will continue to remain weak and will likely decline over the near term, which could result in a continued high rate of serious delinquencies or defaults and a level of credit-related losses higher than our expectations when our guarantees were issued.

We prepare internal forecasts of future home prices, which we use for certain business activities, including: (a) hedging prepayment risk; (b) setting fees for new guarantee business; and (c) portfolio activities. It is possible that home price declines could be significantly greater than we anticipate, or that a sustained recovery in home prices would not begin until much later than we anticipate, which could adversely affect our performance of these business activities. For example, this could cause the return we earn on new single-family guarantee business to be less than expected. This could also result in higher losses due to other-than-temporary impairments on our investments in non-agency mortgage-related securities than would otherwise be recognized in earnings. Government programs designed to strengthen the

55	Freddie Mac

U.S. housing market, such as the MHA Program, may fail to achieve expected results, and new programs could be instituted that cause our credit losses to increase. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk.”

Our business volumes are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market. Total residential mortgage debt declined approximately 1.8% in the first nine months of 2011 (the most recent data available) compared to a decline of approximately 3.2% in 2010. If total outstanding U.S. residential mortgage debt were to continue to decline, there could be fewer mortgage loans available for us to purchase, and we could face more competition to purchase a smaller number of loans.

While multifamily market fundamentals (i.e., vacancy rates and effective rents) improved during 2011, there can be no assurance that this trend will continue. Certain local multifamily markets exhibit relatively weak fundamentals, especially some of those hit hardest by residential home price declines. Any further softening of the broader economy could have negative impacts on multifamily markets, which could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.

Our refinance volumes could decline if interest rates rise, which could cause our overall new mortgage-related security issuance volumes to decline.

We continued to experience a high percentage of refinance mortgages in our purchase volume during 2011 due to continued low interest rates and the impact of our relief refinance mortgages. Interest rates have been at historically low levels for an extended period of time. Overall originations of refinance mortgages, and our purchases of them, will likely decrease if interest rates rise and home prices remain at depressed levels. Originations of refinance mortgages will also likely decline after the Home Affordable Refinance Program expires in December 2013. In addition, many eligible borrowers have already refinanced at least once during this period of low interest rates, and therefore may be unlikely to do so again in the near future. It is possible that our overall mortgage-related security issuance volumes could decline if our volumes of purchase money mortgages do not increase to offset any such decrease in refinance mortgages. This could adversely affect the amount of revenue we receive from our guarantee activities.

We could incur significant credit losses and credit-related expenses in the event of a major natural disaster or other catastrophic event in geographic areas in which portions of our total mortgage portfolio and REO holdings are concentrated.

We own or guarantee mortgage loans and own REO properties throughout the United States. The occurrence of a major natural or environmental disaster (such as an earthquake, hurricane, tsunami, or widespread damage caused to the environment by commercial entities), terrorist attack, pandemic, or similar catastrophic event in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area.

The occurrence of a catastrophic event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A catastrophic event that either damaged or destroyed residential real estate underlying mortgage loans we own or guarantee or negatively impacted the ability of homeowners to continue to make principal and interest payments on mortgage loans we own or guarantee could increase our serious delinquency rates and average loan loss severity in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Such an event could also damage or destroy REO properties we own. While we attempt to maintain a geographically diverse portfolio, there can be no assurance that a catastrophic event, depending on its magnitude, scope and nature, will not generate significant credit losses and credit-related expenses. We may not have insurance coverage for some of these catastrophic events. In some cases, we may be prohibited by state law from requiring such insurance as a condition to our purchasing or guaranteeing loans.

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

We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations. We face similar risks with respect to contracts or arrangements we benefit from indirectly or that we enter into on behalf of our securitization trusts. Our primary exposures to institutional counterparty risk are with:

•	mortgage seller/servicers;

•	mortgage insurers;

56	Freddie Mac

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	counterparties to short-term lending and other investment-related agreements and cash equivalent transactions, including such agreements and transactions we manage for our PC trusts;

•	derivative counterparties;

•	hazard and title insurers;

•	mortgage investors and originators; and

•	document custodians and funds custodians.

Many of our counterparties provide several types of services to us. In some cases, our business with institutional counterparties is concentrated. The concentration of our exposure to our counterparties increased in recent periods due to industry consolidation and counterparty failures, and we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties. In the future, our mortgage insurance exposure will be concentrated among a smaller number of counterparties. A significant failure by a major institutional counterparty could harm our business and financial results in a variety of ways, including by adversely affecting our ability to conduct operations efficiently and at cost-effective rates, and have a material adverse effect on our investments in mortgage loans, investments in securities, our derivative portfolio or our credit guarantee activities. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

Some of our counterparties may become subject to serious liquidity problems affecting their businesses, either temporarily or permanently, which may adversely affect their ability to meet their obligations to us. In recent periods, challenging market conditions have adversely affected the liquidity and financial condition of our counterparties. These trends may continue. In particular, we believe all of our derivative portfolio and cash and other investments portfolio counterparties are exposed to fiscally troubled European countries. It is possible that continued adverse developments in the Eurozone could significantly impact such counterparties. In turn, this could adversely affect their ability to meet their obligations to us.

In the past few years, some of our largest seller/servicers have experienced ratings downgrades and liquidity constraints, and certain large lenders have failed. These challenging market conditions could also increase the likelihood that we will have disputes with our counterparties concerning their obligations to us, especially with respect to counterparties that have experienced financial strain and/or have large exposures to us. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for additional information regarding our credit risks to certain categories of counterparties and how we seek to manage them.

The servicing of mortgage loans backing our single-family non-agency mortgage-related securities investments is concentrated in a small number of institutions. We could experience losses on these investments from servicing performance deterioration should one of these institutions come under financial distress. Furthermore, Freddie Mac’s rights as a non-agency mortgage-related securities investor to transfer servicing are limited.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or fail to honor any related indemnification or recourse obligations.

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

Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. As of December 31, 2011 and 2010, the UPB of loans subject to repurchase requests based on breaches of representations and warranties issued to our single-family seller/servicers was approximately $2.7 billion and $3.8 billion, respectively. As of December 31, 2011, approximately $1.2 billion of such loans were subject to repurchase requests issued due to mortgage insurance rescission or mortgage insurance claim denial.

57	Freddie Mac

Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeal process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of December 31, 2011 and 2010, approximately 39% and 34%, respectively, of these repurchase requests were outstanding more than four months since issuance of our repurchase request (these figures included repurchase requests for which appeals were pending).

The amount we collect on these requests and others we may make in the future could be significantly less than the UPB of the loans subject to the repurchase requests primarily because we expect many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB, or may be rescinded in the course of the contractual appeals process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans. We may also enter into agreements with seller/servicers to resolve claims for repurchases. The amounts we receive under any such agreements may be less than the losses we ultimately incur.

Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Enforcing repurchase obligations of seller/servicers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and could result in the loss of some or all of our business with such customers, which could negatively impact our ability to retain market share. It may be difficult, expensive, and time-consuming to legally enforce a seller/servicer’s repurchase obligations, in the event a seller/servicer continues to fail to perform such obligations.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP. We may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on these HARP loans. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Home Affordable Refinance Program and Relief Refinance Mortgage Initiative.”

We also have exposure to seller/servicers with respect to mortgage insurance. When a mortgage insurer rescinds coverage or denies or curtails a claim, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss. The volume of rescissions, claim denials, and curtailments by mortgage insurers remains high.

We face the risk that seller/servicers may fail to perform their obligations to service loans in our single-family and multifamily mortgage portfolios or that their servicing performance could decline.

Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact our credit performance (including through missed opportunities for mortgage modifications), which could adversely affect our financial condition or results of operations and have a significant impact on our ability to mitigate credit losses. The risk of such a decline in performance remains high. The high levels of seriously delinquent loan volume, the ongoing weak conditions of the mortgage market, and the number and variety of additions and changes to HAMP and our other loan modification and loss mitigation initiatives have placed a strain on the loss mitigation resources of many of our seller/servicers. This has also increased the operational complexity of the servicing function, as well as the risk that errors will occur. A number of seller/servicers have had to address issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, which has further strained their resources. There have also been a number of regulatory developments that have increased, or could increase, the complexity of the servicing function. It is also possible that we could be directed to introduce additional changes to the servicing function that increase its complexity, such as new or revised loan modification or loss mitigation initiatives or new compensation arrangements. Our expected ability to partially mitigate losses through loan modifications and other alternatives to foreclosure is a factor we consider in determining our allowance for loan losses. Therefore, the inability to realize the anticipated benefits of our loss mitigation plans could cause our losses to be significantly higher than those currently estimated. Weak economic conditions continue to affect the liquidity and financial condition of many of our seller/servicers, including some of our largest seller/servicers. Any efforts we take to attempt to improve our servicers’ performance could adversely affect our relationships with such servicers, many of which also sell loans to us.

If a servicer does not fulfill its servicing obligations (including its repurchase or other responsibilities), we may seek partial or full recovery of the amounts that such servicer owes us, such as by attempting to sell the applicable mortgage servicing rights to a different servicer and applying the proceeds to such owed amounts, or by contracting the servicing responsibilities to a different servicer and retaining the net servicing fee. The ongoing weakness in the housing market has negatively affected the market for mortgage servicing rights, which increases the risk that we might not receive a

58	Freddie Mac

sufficient price for such rights or that we may be unable to find buyers who: (a) have sufficient capacity to service the affected mortgages in compliance with our servicing standards; (b) are willing to assume the representations and warranties of the former servicer regarding the affected mortgages (which we typically require); and (c) have sufficient capacity to service all of the affected mortgages. Increased industry consolidation, bankruptcies of mortgage bankers or bank failures may also make it more difficult for us to sell such rights, because there may not be sufficient capacity in the market, particularly in the event of multiple failures. This option may be difficult to accomplish with respect to our larger seller/servicers due to operational and capacity challenges of transferring a large servicing portfolio. The financial stress on servicers and increased costs of servicing may lead to strategic defaults (i.e., defaults done deliberately as a financial strategy, and not involuntarily) by servicers, which would also require us to seek a successor servicer.

Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us including their monitoring of each property’s financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable.

See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” and “— Multifamily Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers.

Our financial condition or results of operations may be adversely affected by the financial distress of our counterparties to derivatives, funding, and other transactions.

We use derivatives for several purposes, including to regularly adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets and to hedge forecasted issuances of debt. The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration increased in the last several years due to industry consolidation and the failure of certain counterparties, and could further increase. Three of our derivative counterparties each accounted for greater than 10% of our net uncollateralized exposure, excluding commitments, at December 31, 2011. For a further discussion of our exposure to derivative counterparties, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” and “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Some of our derivative and other capital markets counterparties have experienced various degrees of financial distress in the past few years, including liquidity constraints, credit downgrades, and bankruptcy. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other capital markets counterparties to the extent that they fail to meet their obligations to us. For example, our OTC derivative counterparties are required to post collateral in certain circumstances to cover our net exposure to them on derivative contracts. We may incur losses if the collateral held by us cannot be liquidated at prices that are sufficient to cover the amount of such exposure.

Our ability to engage in routine derivatives, funding, and other transactions could be adversely affected by the actions of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions.

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. Thus, if our access to the derivative markets were disrupted, it may become more difficult or expensive to fund our business activities and achieve the funding mix we desire, which could adversely affect our business and results of operations.

Our credit losses and other-than-temporary impairments recognized in earnings could increase if our mortgage or bond insurers become insolvent or fail to perform their obligations to us.

We are exposed to risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee and bond insurers that insure certain of the non-agency mortgage-related securities we hold. The weakened financial condition and liquidity position of these counterparties increases the risk that these entities will fail to fully reimburse us for claims under insurance policies. This risk could increase if home prices deteriorate further or if the economy worsens.

59	Freddie Mac

As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. Thus, if any of our mortgage insurers that provide credit enhancement fails to fulfill its obligation, we could experience increased credit losses. In addition, if a regulator determined that a mortgage insurer lacked sufficient capital to pay all claims when due, the regulator could take action that might impact the timing and amount of claim payments made to us. We independently assess the financial condition, including the claims-paying resources, of each of our mortgage insurers. Based on our analysis of the financial condition of a mortgage insurer and pursuant to our eligibility requirements for mortgage insurers, we could take action against a mortgage insurer intended to protect our interests that may impact the timing and amount of claims payments received from that insurer. We expect to receive substantially less than full payment of our claims from Triad Guaranty Insurance Corp., Republic Mortgage Insurance Company and PMI Mortgage Insurance Co. We also believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as such claims emerge.

In the event one or more of our bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer. This would impact our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities, and could contribute to net impairment of available-for-sale securities recognized in earnings. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. If a bond insurer’s performance with respect to its obligations on our investments in securities is worse than expected, this could contribute to additional net impairment of those securities. In addition, the fair values of our securities may further decline, which could also have a material adverse effect on our results and financial condition. We expect to receive substantially less than full payment from several of our bond insurers, including Ambac Assurance Corporation and Financial Guaranty Insurance Company, due to adverse developments concerning these companies. Ambac Assurance Corporation and Financial Guaranty Insurance Company are currently not paying any of their claims. We believe that some of our other bond insurers may also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.

For more information on developments concerning our mortgage insurers and bond insurers, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Insurers” and “— Bond Insurers.”

If mortgage insurers were to further tighten their standards or fall out of compliance with regulatory capital requirements, the volume of high LTV ratio mortgages available for us to purchase could be reduced, which could reduce our overall volume of new business. Mortgage insurance standards could constrain our future ability to purchase loans with LTV ratios over 80%.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. Our purchases of mortgages with LTV ratios above 80% (other than relief refinance mortgages) have declined in recent years, in part because mortgage insurers tightened their eligibility requirements with respect to the issuance of insurance on new mortgages with such higher LTV ratios. If mortgage insurers further restrict their eligibility requirements for such loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties under terms we find reasonable, and we are not able to avail ourselves of suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase. This could further reduce our overall volume of new business. This could also negatively impact our ability to participate in a significant segment of the mortgage market (i.e., loans with LTV ratios over 80%) should we seek, or be directed, to do so.

If a mortgage insurance company were to fall out of compliance with regulatory capital requirements and not obtain appropriate waivers, it could become subject to regulatory actions that restrict its ability to write new business in certain, or in some cases all, states. During the third quarter of 2011, Republic Mortgage Insurance Company and PMI Mortgage Insurance Co. were prohibited from writing new business by their primary state regulators and neither writes new business in any state any longer. Given the difficulties in the mortgage insurance industry, we believe it is likely that other companies may be unable to meet regulatory capital requirements.

A mortgage insurer may attempt a corporate restructuring designed to enable it to continue to write new business through a new entity in the event the insurer falls out of compliance with regulatory capital requirements. However, there can be no assurance that an insurer would be able to accomplish such a restructuring, as the restructured entity would be required to satisfy regulatory requirements as well as our own conditions. These restructuring plans generally involve contributing capital to a subsidiary or affiliate. This could result in less liquidity available to the existing mortgage insurer to pay claims on its existing book of business, and an increased risk that the mortgage insurer would not pay its claims in full in the future. We monitor the claim paying ability of our mortgage insurers. As these restructuring plans are presented

60	Freddie Mac

to us for review, we attempt to determine whether the insurers’ plans make available sufficient resources to meet their obligations to policyholders of the insurance entities involved in the restructuring. However, there can be no assurance that any such restructuring will enable payment in full of all claims in the future. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” for more information.

We could incur increased credit losses if our seller/servicers enter into arrangements with mortgage insurers for settlement of future rescission activity and such agreements could potentially reduce the ability of mortgage insurers to pay claims to us.

Under our contracts with our seller/servicers, the rescission or denial of mortgage insurance on a loan is grounds for us to make a repurchase request to the seller/servicer. At least one of our largest servicers has entered into arrangements with two of our mortgage insurance counterparties under which the servicer pays and/or indemnifies the insurer in exchange for the mortgage insurer agreeing not to issue mortgage insurance rescissions or denials of coverage on Freddie Mac mortgages. When such an agreement is in place, we are unable to make repurchase requests based solely on a rescission of insurance or denial of coverage. Thus, there is a risk that we will experience higher credit losses if we do not independently identify other areas of noncompliance with our contractual requirements and require lenders to repurchase the loans we own. Additionally, there could be a negative financial impact on our mortgage insurers’ ability to pay their other obligations to us if the payments they receive from the seller/servicers are insufficient to compensate them for the insurance claims paid that would have otherwise been denied. As guarantor of the insured loans, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligation to reimburse us for claims, and this could increase our credit losses. In April 2011, we issued an industry letter to our servicers reminding them that they may not enter into these types of agreements without our consent. Several of our servicers have asked us to consent to these types of agreements. We are evaluating these requests on a case by case basis.

The loss of business volume from key lenders could result in a decline in our market share and revenues.

Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2011 and 2010, approximately 82% and 78%, respectively, of our single-family mortgage purchase volume was associated with our ten largest customers. During 2011, two mortgage lenders (Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A.) each accounted for more than 10% of our single-family mortgage purchase volume and collectively accounted for approximately 40% of our single-family mortgage purchase volume. Similarly, we acquire a significant portion of our multifamily mortgage loans from several large lenders.

We enter into mortgage purchase volume commitments with many of our single-family customers that provide for the customers to deliver to us a certain volume of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. There is a risk that we will not be able to enter into new commitments with our key single-family customers that will maintain mortgage purchase volume following the expiration of our existing commitments with them. Since 2007, the mortgage industry has consolidated significantly and a smaller number of large lenders originate most single-family mortgages. The loss of business from any one of our major lenders could adversely affect our market share and our revenues. Many of our seller/servicers also have tightened their lending criteria in recent years, which has reduced their loan volume, thus reducing the volume of loans available for us to purchase.

Ongoing weak business and economic conditions in the U.S. and abroad may adversely affect our business and results of operations.

Our business and results of operations are significantly affected by general business and economic conditions, including conditions in the international markets for our investments or our mortgage-related and debt securities. These conditions include employment rates, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, the strength of the U.S. financial markets and national economy and the local economies in which we conduct business, and the economies of other countries that purchase our mortgage-related and debt securities. Concerns about fiscal challenges in several Eurozone economies intensified during 2011, creating significant uncertainty in the financial markets and potential increased risk exposure for our counterparties and for us. There is also significant uncertainty regarding the strength of the U.S. economic recovery. If the U.S. economy remains weak, we could experience continued high serious delinquencies and credit losses, which will adversely affect our results of operations and financial condition.

61	Freddie Mac

The mortgage credit markets continue to be impacted by a decrease in availability of corporate credit and liquidity within the mortgage industry, causing disruptions to normal operations of major mortgage servicers and, at times, originators, including some of our largest customers. This has also contributed to significant volatility, wide credit spreads and a lack of price transparency, and the potential for further consolidation within the financial services industry.

Competition from banking and non-banking companies may harm our business.

Competition in the secondary mortgage market combined with a decline in the amount of residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively impact our financial results. Increased competition from Fannie Mae, Ginnie Mae, and FHA/VA may alter our product mix, lower volumes, and reduce revenues on new business. FHFA is also Conservator of Fannie Mae, our primary competitor, and FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae. It is possible that FHFA could require us and Fannie Mae to take a common approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. Efforts we may make or may be directed to make to increase the profitability of new single-family guarantee business, such as by tightening credit standards or raising guarantee fees, could cause our market share to decrease and the volume of our single-family guarantee business to decline. Historically, we also competed with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. While many of these institutions have ceased or substantially reduced their activities in the secondary market for single-family mortgages since 2008, it is possible that these institutions will reenter the market.

Beginning in 2010, some market participants began to re-emerge in the multifamily market, and we have faced increased competition from other institutional investors.

We could be prevented from competing efficiently and effectively by competitors who use their patent portfolios to prevent us from using necessary business processes and products, or to require us to pay significant royalties to use those processes and products.

Our investment activities may be adversely affected by limited availability of financing and increased funding costs.

The amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

•	termination of, or future restrictions or other adverse changes with respect to, government support programs that may benefit us;

•	reduced demand for our debt securities;

•	competition for debt funding from other debt issuers; and

•	downgrades in our credit ratings or the credit ratings of the U.S. government.

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

Since 2008, the ratings on the non-agency mortgage-related securities we hold backed by Alt-A, subprime, and option ARM loans have decreased, limiting their availability as a significant source of liquidity for us through sales or use as collateral in secured lending transactions. In addition, adverse market conditions have negatively impacted our ability to enter into secured lending transactions using agency securities as collateral. These trends are likely to continue in the future.

The composition of our mortgage-related investments portfolio has changed significantly since we entered into conservatorship, as our holdings of single-family whole loans have significantly increased and our holdings of agency

62	Freddie Mac

mortgage-related securities have significantly declined. This changing composition presents heightened liquidity risk, which influences management’s decisions regarding funding and hedging.

Government Support

Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and our debt funding costs. Under the Purchase Agreement, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The cost of our debt funding could increase if debt investors believe that the risk that we could be placed into receivership is increasing. In addition, under the Purchase Agreement, without the prior consent of Treasury, we may not increase our total indebtedness above a specified limit or become liable for any subordinated indebtedness. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Actions of Treasury and FHFA.”

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

Demand for Debt Funding

The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. If investors were to divest their holdings or reduce their purchases of our debt securities, our funding costs could increase and our business activities could be curtailed. The willingness of investors to purchase or hold our debt securities, and any changes to such willingness, may materially affect our liquidity, business and results of operations.

Competition for Debt Funding

We compete for low-cost debt funding with Fannie Mae, the FHLBs, and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market, and regulatory environments. Increased competition for low-cost debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our business, liquidity, financial condition, and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities” for a description of our debt issuance programs.

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

Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.

Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of funding. Our credit ratings are important to our liquidity. We currently receive ratings from three nationally recognized statistical rating organizations (S&P, Moody’s, and Fitch) for our unsecured borrowings. These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government.

63	Freddie Mac

On August 2, 2011, President Obama signed the “Budget and Control Act of 2011” which raised the U.S. government’s statutory debt limit. The raising of the statutory debt limit and details outlined in the legislation to reduce the deficit resulted in actions on the ratings of the U.S. government and our debt, including: (a) on August 5, 2011, S&P lowered the long-term credit rating of the United States to “AA+” from “AAA” and assigned a negative outlook to the rating; and (b) on August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. As a result of this downgrade, we posted additional collateral to certain derivative counterparties in accordance with the terms of the collateral agreements with such counterparties. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Credit Ratings.”

S&P, Moody’s, and Fitch have indicated that additional actions on the U.S. government’s ratings could occur if steps toward a credible deficit reduction plan are not taken or if the U.S. experiences a weaker than expected economic recovery. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings.

In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of events could adversely affect our debt credit ratings, including actions by governmental entities or others, changes in government support for us, additional GAAP losses, and additional draws under the Purchase Agreement. Such actions could lead to major disruptions in the mortgage market and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience much greater net losses and net worth deficits. The full range and extent of the adverse effects to our business that would result from any such ratings downgrades and market disruptions cannot be predicted with certainty. However, we expect that they could: (a) adversely affect our liquidity and cause us to limit or suspend new business activities that entail outlays of cash; (b) make new issuances of debt significantly more costly, or potentially prohibitively expensive, and adversely affect the supply of debt financing available to us; (c) reduce the value of our guarantee to investors and adversely affect our ability to issue our guaranteed mortgage-related securities; (d) reduce the value of Treasury and agency mortgage securities we hold; (e) increase the cost of mortgage financing for borrowers, thereby reducing the supply of mortgages available to us to purchase; (f) adversely affect home prices, reducing the value of our REO and likely leading to additional borrower defaults on mortgage loans we guarantee; and (g) trigger additional collateral requirements under our derivatives contracts.

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

Our PCs have typically traded at a discount to comparable Fannie Mae securities, which creates an incentive for customers to conduct a disproportionate share of their guarantor business with Fannie Mae and negatively impacts the economics of our business. Various factors, including market conditions and the relative rates at which the underlying mortgages prepay, affect the price performance of our PCs. The changes to HARP (announced by FHFA on October 24, 2011) could adversely affect the price performance of our PCs, to the extent they cause the loans underlying our PCs to refinance at a faster rate than loans underlying comparable Fannie Mae securities (or cause the perception that loans underlying our PCs will refinance at a faster rate). While we employ a variety of strategies to support the price performance of our PCs and may consider further strategies, any such strategies may fail or adversely affect our business or we may cease such activities if deemed appropriate. We may incur costs to support the liquidity and price performance of our securities. In certain circumstances, we compensate customers for the difference in price between our PCs and comparable Fannie Mae securities. However, this could adversely affect the profitability and market share of our single-family guarantee business.

Beginning in 2012, under guidance from FHFA we expect to curtail mortgage-related investments portfolio purchase and retention activities that are undertaken for the primary purpose of supporting the price performance of our PCs, which may result in a significant decline in the market share of our single-family guarantee business, lower comprehensive income, and a more rapid decline in the size of our total mortgage portfolio. If these developments occur, it may be difficult and expensive for us to reverse or mitigate them through PC price support activities, should we desire or be directed to do so. For more information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “— Investments Segment — PC Support Activities.”

64	Freddie Mac

We may be unable to maintain a liquid and deep market for our PCs, which could also adversely affect the price performance of PCs. A significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of our PCs.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the information that is provided to us before we purchase the loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan or a borrower. While we subsequently review a sample of these loans to determine if such loans are in compliance with our contractual standards, there can be no assurance that this would detect or deter mortgage fraud, or otherwise reduce our exposure to the risk of fraud. We are also exposed to fraud by third parties in the mortgage servicing function, particularly with respect to sales of REO properties, single-family short sales, and other dispositions of non-performing assets. We may experience significant financial losses and reputational damage as a result of such fraud.

The value of mortgage-related securities guaranteed by us and held as investments may decline if we were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish.

A portion of our investments in mortgage-related securities are securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction. These securities include the Freddie Mac assets transferred to the securitization trusts that serve as collateral for the mortgage-related securities issued by the trusts (i.e., (a) multifamily PCs; (b) REMICs and Other Structured Securities; and (c) certain Other Guarantee Transactions). The valuation of our guaranteed mortgage-related securities necessarily reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets, which could have an adverse affect on our financial condition and results of operations. This could also adversely affect our ability to sell or otherwise use these securities for liquidity purposes.

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

Our GAAP results can be significantly affected by changes in interest rates, and adverse changes in interest rates could increase our GAAP net loss or deficit in total equity (deficit) materially. For example, changes in interest rates affect the fair value of our derivative portfolio. Since we generally record changes in fair values of our derivatives in current income, such changes could significantly impact our GAAP results. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. We could record substantial gains or losses from derivatives in any period, which could significantly contribute to our overall results for the period and affect our net equity (deficit) as of the end of such period. It is difficult for us to predict the amount or direction of derivative results. Additionally, increases in interest rates could increase other-than-temporary impairments on our investments in non-agency mortgage-related securities.

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

When interest rates increase, our credit losses from ARM and interest-only ARM loans may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan.

65	Freddie Mac

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The availability of derivative financial instruments (such as options and interest rate and foreign currency swaps) from acceptable counterparties of the types and in the quantities needed could also affect our ability to effectively manage the risks related to our investment funding. Our strategies and efforts to manage our exposures to these risks may not be effective. In particular, in recent periods, a number of factors have made it more difficult for us to estimate future prepayments, including uncertainty regarding default rates, unemployment, loan modifications, the impact of FHFA-directed changes to HARP (announced in October 2011), and the volatility and impact of home price movements on mortgage durations. This could make it more difficult for us to manage prepayment risk, and could cause our hedging-related losses to increase. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for a description of the types of market risks to which we are exposed and how we seek to manage those risks.

Changes in OAS could materially impact our fair value of net assets and affect future results of operations and stockholders’ equity (deficit).

OAS is an estimate of the incremental yield spread between a given security and an agency debt yield curve. This includes consideration of potential variability in the security’s cash flows resulting from any options embedded in the security, such as prepayment options. The OAS between the mortgage and agency debt sectors can significantly affect the fair value of our net assets. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the impact of changes in mortgage-to-debt OAS.

Changes in market conditions, including changes in interest rates or liquidity, may cause fluctuations in OAS. A widening of the OAS on a given asset, which typically causes a decline in the current fair value of that asset, may cause significant mark-to-fair value losses, and may adversely affect our financial results and stockholders’ equity (deficit), but may increase the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Conversely, a narrowing or tightening of the OAS typically causes an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Consequently, a tightening of the OAS may adversely affect our future financial results and stockholders’ equity (deficit). See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Consolidated Fair Value Balance Sheets Analysis — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.

While wider spreads might create favorable investment opportunities, we are limited in our ability to take advantage of any such opportunities due to various restrictions on our mortgage-related investments portfolio activities. See “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

We could experience significant reputational harm, which could affect the future of our company, if our efforts under the MHA Program and other initiatives to support the U.S. residential mortgage market do not succeed.

We are focused on the servicing alignment initiative, the MHA Program and other initiatives to support the U.S. residential mortgage market. If these initiatives do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support for our business and government decisions with respect to the future status and role of Freddie Mac.

Negative publicity causing damage to our reputation could adversely affect our business prospects, financial results, or net worth.

Reputation risk, or the risk to our financial results and net worth from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects, or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors, our seller/servicers or the financial services and mortgage industries as a whole, particularly as they relate to the current housing and economic downturn, may also adversely impact our reputation. Adverse reputation impacts on third parties with whom we have important relationships may impair market confidence or investor confidence in our business operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes, and could

66	Freddie Mac

affect what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. These adverse consequences could result from perceptions concerning our activities and role in addressing the housing and economic downturn, concern about our compensation practices, concerns about deficiencies in foreclosure documentation practices or our actual or alleged action or failure to act in any number of areas, including corporate governance, regulatory compliance, financial reporting and disclosure, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators in response to our actual or alleged conduct.

The servicing alignment initiative, MHA Program, and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

The servicing alignment initiative, MHA Program, and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, there can be no assurance that any of our loss mitigation strategies will be successful and that credit losses will not continue to escalate. The costs we incur related to loan modifications and other activities have been, and will likely continue to be, significant because we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all applicable servicer and borrower incentives. We are not reimbursed for these costs by Treasury. For information on our loss mitigation activities, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

We could be required or elect to make changes to our implementation of our other loss mitigation activities that could make these activities more costly to us, both in terms of credit expenses and the cost of implementing and operating the activities. For example, we could be required to, or elect to, use principal reduction to achieve reduced payments for borrowers. This could further increase our losses, as we could bear the full costs of such reductions.

A significant number of loans are in the trial period of HAMP or the trial period of our new non-HAMP standard loan modification. For information on completion rates for HAMP and non-HAMP modifications, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.” A number of loans will fail to complete the applicable trial period or qualify for our other loss mitigation programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier, due to continued home price declines. These delays in foreclosure could also cause our REO operations expense to increase, perhaps substantially.

Mortgage modification initiatives, particularly any future focus on principal reductions (which at present we do not offer to borrowers), have the potential to change borrower behavior and mortgage underwriting. Principal reductions may create an incentive for borrowers that are current to become delinquent in order to receive a principal reduction. This, coupled with the phenomenon of widespread underwater mortgages, could significantly affect borrower attitudes towards homeownership, the commitment of borrowers to making their mortgage payments, the way the market values residential mortgage assets, the way in which we conduct business and, ultimately, our financial results.

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs and REMICs and Other Structured Securities, either of which could affect the pricing of such securities.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers whose monthly payments are current and who can benefit from refinancing their home mortgages. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgages are owned or guaranteed by Freddie Mac and Fannie Mae, while reducing risk for Freddie Mac and Fannie Mae and bringing a measure of stability to housing markets. However, there can be no assurance that the revisions to HARP will be successful in achieving these objectives or that any benefits from the revised program will exceed our costs. We may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on these HARP loans. In addition, changes in expectations of mortgage prepayments could result in declines in the fair value of our investments in certain agency securities and lower net interest yields over time on other mortgage-related investments. The ultimate impact of the HARP revisions on our financial results will be driven by the level of borrower participation and the volume of loans with high LTV ratios that we acquire under the program. Over time, relief refinance mortgages with LTV ratios above 80% may not perform as well as relief refinance mortgages with LTV ratios of 80% and below because of the continued high LTV ratios of these loans. There is an increase in borrower default risk as LTV ratios increase, particularly

67	Freddie Mac

for loans with LTV ratios above 80%. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%.

We are devoting significant internal resources to the implementation of the servicing alignment initiative and the MHA Program, which has, and will continue to, increase our expenses. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.

We may experience further write-downs and losses relating to our assets, including our investment securities, net deferred tax assets, REO properties or mortgage loans, that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced significant losses and write-downs relating to certain of our assets during the past several years, including significant declines in market value, impairments of our investment securities, market-based write-downs of REO properties, losses on non-performing loans removed from PC pools, and impairments on other assets. The fair value of our assets may be further adversely affected by continued weakness in the economy, further deterioration in the housing and financial markets, additional ratings downgrades, or other events.

We increased our valuation allowance for our net deferred tax assets by $2.3 billion during 2011. The future status and role of Freddie Mac could be affected by actions of the Conservator, and legislative and regulatory action that alters the ownership, structure, and mission of the company. The uncertainty of these developments could materially affect our operations, which could in turn affect our ability or intent to hold investments until the recovery of any temporary unrealized losses. If future events significantly alter our current outlook, a valuation allowance may need to be established for the remaining deferred tax asset.

Due to the ongoing weaknesses in the economy and in the housing and financial markets, we may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may continue to decline. This could adversely affect our results of operations, financial condition, liquidity, and net worth.

There may not be an active, liquid trading market for our equity securities. Our equity securities are not likely to have any value beyond the short-term.

Our common stock and classes of preferred stock that previously were listed and traded on the NYSE were delisted from the NYSE effective July 8, 2010, and now trade on the OTC market. The market price of our common stock declined significantly between June 16, 2010, the date we announced our intention to delist these securities, and July 8, 2010, the first day the common stock traded exclusively on the OTC market, and may decline further. Trading volumes on the OTC market have been, and will likely continue to be, less than those on the NYSE, which would make it more difficult for investors to execute transactions in our securities and could make the prices of our securities decline or be more volatile. The Acting Director of FHFA has stated that “[Freddie Mac and Fannie Mae’s] equity holders retain an economic claim on the companies but that claim is subordinate to taxpayer claims. As a practical matter, taxpayers are not likely to be repaid in full, so [Freddie Mac and Fannie Mae] stock lower in priority is not likely to have any value.”

Operational Risks

We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process.

We have been, and will likely continue to be, adversely affected by delays in the foreclosure process, which could increase our expenses.

The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years, and may continue to increase. A number of factors have contributed to this increase, including: (a) the increasingly lengthy foreclosure process in many states; and (b) concerns about deficiencies in seller/servicers’ conduct of the foreclosure process. More recently, regulatory developments impacting mortgage servicing and foreclosure practices have also contributed to these delays. For more information on these developments, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

Delays in the foreclosure process could cause our credit losses to increase for a number of reasons. For example, properties awaiting foreclosure could deteriorate until we acquire ownership of them through foreclosure. This would increase our expenses to repair and maintain the properties when we do acquire them. Such delays may also adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold. Delays in the foreclosure

68	Freddie Mac

process may also adversely affect trends in home prices regionally or nationally, which could also adversely affect our financial results.

It also is possible that mortgage insurance claims could be reduced if delays caused by servicers’ deficient foreclosure practices prevent servicers from completing foreclosures within required timelines defined by mortgage insurers. Mortgage insurance companies establish foreclosure timelines that vary by state and range between 30 and 960 days.

Delays in the foreclosure process could create fluctuations in our single-family credit statistics. For example, our realization of credit losses, which consists of REO operations income (expense) plus charge-offs, net, could be delayed because we typically record charge-offs at the time we take ownership of a property through foreclosure. Delays could also temporarily increase the number of seriously delinquent loans that remain in our single-family mortgage portfolio, which could result in higher reported serious delinquency rates and a larger number of non-performing loans than would otherwise have been the case.

In the fall of 2010, several large seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings. These announcements raised various concerns relating to foreclosure practices. A number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in certain states while they evaluated and addressed these issues. While the larger servicers generally resumed foreclosure proceedings in early 2011, single-family mortgages in our portfolio have continued to experience significant delays in the foreclosure process in 2011, as compared to periods before these issues arose, particularly in states that require a judicial foreclosure process. These and other factors could also delay sales of our REO properties. In addition, a group consisting of state attorneys general and state bank and mortgage regulators is reviewing foreclosure practices. We have terminated the eligibility of several law firms to serve as counsel in foreclosures of Freddie Mac mortgages, due to issues with respect to the firms’ foreclosure practices. It is possible that additional deficiencies in foreclosure practices will be identified.

We have incurred, and will continue to incur, expenses related to deficiencies in foreclosure documentation practices and the costs of remediating them, which may be significant. These expenses include costs related to terminating the eligibility of certain law firms and other incremental costs. We may also incur costs if we become involved in litigation or investigations relating to these issues. It will take time for seller/servicers to complete their evaluations of these issues and implement remedial actions. The integrity of the foreclosure process is critical to our business, and our financial results could be adversely affected by deficiencies in the conduct of that process.

Issues related to mortgages recorded through the MERS System could delay or disrupt foreclosure activities and have an adverse effect on our business.

The Mortgage Electronic Registration System, or the MERS® System, is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage finance industry, to maintain records of beneficial ownership of mortgages. The MERS System is maintained by MERSCORP, Inc., a privately held company, the shareholders of which include a number of organizations in the mortgage industry, including Freddie Mac, Fannie Mae, and certain seller/servicers, mortgage insurance companies, and title insurance companies.

Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., has the ability to serve as a nominee for the owner of a mortgage loan and in that role become the mortgagee of record for the loan in local land records. Freddie Mac seller/servicers may choose to use MERS as a nominee. Approximately 42% of the loans Freddie Mac owns or guarantees were registered in MERS’ name as of December 31, 2011; the beneficial ownership and the ownership of the servicing rights related to those loans are tracked in the MERS System.

In the past, Freddie Mac servicers had the option of initiating foreclosure in MERS’ name. On March 23, 2011, we informed our servicers that they no longer may initiate foreclosures in MERS’ name for those mortgages owned or guaranteed by us and registered with MERS that are referred to foreclosure on or after April 1, 2011. As of April 1, 2011, foreclosure of mortgages owned or guaranteed by us for which MERS serves as nominee is accomplished by MERS assigning the record ownership of the mortgage to the servicer, and the servicer initiating foreclosure in its own name. Many of our servicers were following this procedure before the March 23 announcement.

MERS has also been the subject of numerous lawsuits challenging foreclosures on mortgages for which MERS is mortgagee of record as nominee for the beneficial owner. For example, on February 3, 2012, the Attorney General of the State of New York filed a lawsuit against MERSCORP, Inc., MERS and several large banks alleging, among other items, that the creation and use of the MERS System has resulted in a wide range of deceptive and fraudulent foreclosure filings in New York state and federal courts. It is possible that adverse judicial decisions, regulatory proceedings or action, or

69	Freddie Mac

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

Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose legal and operational risks for us. We may also face significant reputational risk due to our ties to MERS, as we are a shareholder of MERSCORP, Inc., and a Freddie Mac officer serves on the board of directors of both entities.

We cannot predict the impact that such events or actions may have on our business. On April 13, 2011, the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, the Office of Thrift Supervision, and FHFA entered into a consent order with MERS and MERSCORP, Inc., which stated that such federal regulators had identified certain deficiencies and unsafe or unsound practices by MERS and MERSCORP, Inc. that present financial, operational, compliance, legal, and reputational risks to MERSCORP, Inc. and MERS, and to its participating members, including Freddie Mac. The consent order requires MERS and MERSCORP, Inc. to, among other things, create and submit plans to ensure that MERS and MERSCORP, Inc. (a): are operated in a safe and sound manner and have adequate financial strength and staff; (b) improve communications with MERSCORP, Inc. shareholders and members; (c) intensify the monitoring of and response to litigation; and (d) establish processes to ensure data quality and strengthen certain aspects of corporate governance. The federal banking regulators have also indicated that MERSCORP, Inc. should take action to simplify its governance structure, which could involve us giving up certain governance rights. It is unclear what changes will ultimately be made and whether there will be any consequent impact on Freddie Mac’s relationship with and rights with respect to the two entities.

Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results, and cause investors to lose confidence in our reported results.

We face continuing challenges because of deficiencies in our controls. Control deficiencies could result in errors, and lead to inadequate or untimely disclosures, and affect operating results. Control deficiencies could also cause investors to lose confidence in our reported financial results, which may have an adverse effect on the trading price of our securities. For information about our ineffective disclosure controls and two material weaknesses in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and internal control over financial reporting, including: (a) the nature of the conservatorship and our relationship with FHFA; (b) the complexity of, and significant changes in, our business activities and related GAAP requirements; (c) significant employee and management turnover; (d) internal reorganizations; (e) uncertainty regarding the sustainability of newly established controls; (f) data quality or servicing-related issues; and (g) the uncertain impacts of the ongoing housing and economic downturn on the results of our models, which are used for financial accounting and reporting purposes. Disruptive levels of employee turnover could negatively impact our internal control environment, including internal control over financial reporting, and ability to issue timely financial statements. During 2011, we experienced significant changes to our internal control environment as a result of resignations, terminations, or changes in responsibility. We cannot be certain that our efforts to improve and maintain our internal control over financial reporting will ultimately be successful.

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

70	Freddie Mac

We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.

We make significant use of business and financial models for financial accounting and reporting purposes and to manage risk. We face risk associated with our use of models. First, there is inherent uncertainty associated with model results. Second, we could fail to properly implement, operate, or use our models. Either of these situations could adversely affect our financial statements and our ability to manage risks.

We use market-based information as inputs to our models. However, it can take time for data providers to prepare information, and thus the most recent information may not be available for the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that the inputs reflected in our models are not representative of current market conditions.

The severe deterioration of the housing and credit markets beginning several years ago and, more recently, the extended period of economic weakness and uncertainty has increased the risks associated with our use of models. For example, certain economic events or the implementation of government policies could create increased model uncertainty as models may not fully capture these events, which makes it more difficult to assess model performance and requires a higher degree of management judgment. Our models may not perform as well in situations for which there are few or no recent historical precedents. We have adjusted our models in response to recent events, but there remains considerable uncertainty about model results.

Models are inherently imperfect predictors of actual results. Our models rely on various assumptions that may be incorrect, including that historical experience can be used to predict future results. It has been more difficult to predict the behaviors of the housing and credit capital markets and market participants over the past several years, due to, among other factors: (a) the uncertainty concerning trends in home prices; (b) the lack of historical evidence about the behavior of deeply underwater borrowers, the effect of an extended period of extremely low interest rates on prepayments, and the impact of widespread loan refinancing and modification programs (such as HARP and HAMP), including the potential for the extensive use of principal reductions; and (c) the impact of the concerns about deficiencies in foreclosure documentation practices and related delays in the foreclosure process.

We face the risk that we could fail to implement, operate, or adjust or use our models properly. This risk may be increasing due to our difficulty in attracting and retaining employees with the necessary experience and skills. For example, the assumptions underlying a model could be invalid, or we could apply a model to events or products outside the model’s intended use. We may fail to code a model correctly or we could use incorrect data. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output. While we have processes and controls in place designed to mitigate these risks, there can be no assurances that such processes and controls will be successful.

Management often needs to exercise judgment to interpret or adjust modeled results to take into account new information or changes in conditions. The dramatic changes in the housing and credit capital markets in recent years have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This further increases both the uncertainty about model results and the risk of errors in the implementation, operation, or use of the models.

We face the risk that the valuations, risk metrics, amortization results, loan loss reserve estimations, and security impairment charges produced by our internal models may be different from actual results, which could adversely affect our business results, cash flows, fair value of net assets, business prospects, and future financial results. For example, our models may under-predict the losses we will suffer in various aspects of our business. Changes in, or replacements of, any of our models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from those generated by the prior model. The different results could cause a revision of previously reported financial condition or results of operations, depending on when the change to the model, assumption, judgment, or estimate is implemented. Any such changes may also cause difficulties in comparisons of the financial condition or results of operations of prior or future periods.

Due to increased uncertainty about model results, we also face increased risk that we could make poor business decisions in areas where model results are an important factor, including loan purchases, management and guarantee fee pricing, asset and liability management, market risk management, and quality-control sampling strategies for loans in our single-family credit guarantee portfolio. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information on our use of models.

71	Freddie Mac

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

From time to time, the FASB and the SEC change the financial accounting and reporting guidance that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could result in material adverse effects to our stockholders’ equity (deficit) and result in or contribute to the need for additional draws under the Purchase Agreement.

FHFA may require us to change our accounting policies to align more closely with those of Fannie Mae. FHFA may also require us and Fannie Mae to have the same independent public accounting firm. Either of these events could significantly increase our expenses and require a substantial time commitment of management.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.

Shortcomings or failures in our internal processes, people, or systems could lead to impairment of our liquidity, financial loss, errors in our financial statements, disruption of our business, liability to customers, further legislative or regulatory intervention, or reputational damage. Servicing and loss mitigation processes are currently under considerable stress, which increases the risk that we may experience further operational problems in the future. Our core systems and technical architecture include many legacy systems and applications that lack scalability and flexibility, which increases the risk of system failure. While we are working to enhance the quality of our infrastructure, we have had difficulty in the past conducting large-scale infrastructure improvement projects.

Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting, and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or change or improve existing business activities.

Our employees could act improperly for their own gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearinghouses, or other financial intermediaries we use to facilitate our securities and derivatives transactions. Any such failure or termination could adversely affect our ability to effect transactions, service our customers, and manage our exposure to risk.

Most of our key business activities are conducted in our principal offices located in McLean, Virginia and represent a concentrated risk of people, technology, and facilities. Despite the contingency plans and local recovery facilities we have in place, our ability to conduct business would be adversely impacted by a disruption in the infrastructure that supports our business and the geographical area in which we are located. Potential disruptions may include outages or disruptions to electrical, communications, transportation, or other services we use or that are provided to us. If a disruption occurs and our employees are unable to occupy our offices or communicate with or travel to other locations, our ability to

72	Freddie Mac

service and interact with our customers or counterparties may deteriorate and we may not be able to successfully implement contingency plans that allow us to carry out critical business functions at an acceptable level.

Due to the concentrated risk and inadequate distribution of resources nationally, we are also exposed to the risk that a catastrophic event, such as a terrorist event or natural disaster, could result in a significant business disruption and an inability to process transactions through normal business processes. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur.

Freddie Mac management has determined that current business recovery capabilities would not be effective in the event of a catastrophic regional business event and could result in a significant business disruption and inability to process transactions through normal business processes. While management has developed a remediation plan to address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur.

We have experienced significant management changes, internal reorganizations, and turnover of key staff, which could increase our operational and control risks and have a material adverse effect on our ability to do business and our results of operations.

Internal reorganizations, inability to retain key executives and staff members, and our efforts to reduce administrative expenses may increase the stress on existing processes, leading to operational or control failures and harm to our financial performance and results of operations. A number of senior officers left the company in 2011, including our Chief Operating Officer, our Executive Vice President — Single-Family Credit Guarantee, our Executive Vice President — Investments and Capital Markets and Treasurer, our Executive Vice President — Multifamily, our Senior Vice President — Operations & Technology, our Executive Vice President — General Counsel & Corporate Secretary, our Executive Vice President — Chief Credit Officer, and our Senior Vice President — Interim General Counsel & Corporate Secretary. On October 26, 2011, FHFA announced that our Chief Executive Officer has expressed his desire to step down in 2012. We also experienced several significant internal reorganizations in 2011 and significant employee turnover.

The magnitude of these changes and the short time interval in which they have occurred, particularly during the ongoing housing and economic downturn, add to the risks of operational or control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations. Disruptive levels of turnover among both executives and other employees could lead to breakdowns in any of our operations, affect our ability to execute ongoing business activities, cause delays and disruptions in the implementation of FHFA-directed and other important business initiatives, delay or disrupt critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities. For more information, see “MD&A — RISK MANAGEMENT — Operational Risks” and “CONTROLS AND PROCEDURES.”

In addition, management attention may be diverted from regular business concerns by these and future reorganizations and the continuing need to operate under the framework of conservatorship.

We may not be able to protect the security of our systems or the confidentiality of our information from cyber attack and other unauthorized access, disclosure, and disruption.

Our operations rely on the secure receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of cyber attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, and because some techniques involve social engineering attempts addressed to employees who may have insufficient knowledge to recognize them, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested significant resources in our information security program, there is a risk that it could prove to be inadequate to protect our computer systems, software, and networks.

Our computer systems, software, and networks may be vulnerable to internal or external cyber attack, unauthorized access, computer viruses or other malicious code, computer denial of service attacks, or other attempts to harm our systems or misuse our confidential information. Our employees may be vulnerable to social engineering efforts that cause a breach in our security that otherwise would not exist as a technical matter. If one or more of such events occur, this potentially could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information, including nonpublic personal information and other sensitive business data, processed, stored in, or transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our

73	Freddie Mac

operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, and adversely affect our ability to purchase loans, issue securities or enter into and execute other business transactions. We could also face regulatory action. Internal or external attackers may seek to steal, corrupt or disclose confidential financial assets, intellectual property, and other sensitive information. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We rely on third parties for certain important functions, including some that are critical to financial reporting, our mortgage-related investment activity, and mortgage loan underwriting. Any failures by those vendors could disrupt our business operations.

We outsource certain key functions to external parties, including: (a) processing functions for trade capture, market risk management analytics, and financial instrument valuation; (b) custody and recordkeeping for our mortgage-related investments; (c) processing functions for mortgage loan underwriting and servicing; (d) certain services we provide to Treasury in our role as program compliance agent under HAMP; and (e) certain technology infrastructure and operations. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted, or otherwise negatively impacted. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. We may also be exposed to reputational harm, to the extent vendors do not conduct their activities under appropriate ethical standards. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services to us.

Our risk management efforts may not effectively mitigate the risks we seek to manage.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate operational risks, interest rate and other market risks and credit risks related to our business. Our risk management policies, procedures and techniques may not be sufficient to mitigate the risks we have identified or to appropriately identify additional risks to which we are subject. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “MD&A — RISK MANAGEMENT” for a discussion of our approach to managing certain of the risks we face.

Legal and Regulatory Risks

The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry and could affect us in substantial and unforeseeable ways and have an adverse effect on our business, results of operations, financial condition, liquidity, and net worth. For example, the Dodd-Frank Act and related future regulatory changes could impact the value of assets that we hold, require us to change certain of our business practices, impose significant additional costs on us, limit the products we offer, require us to increase our regulatory capital, or make it more difficult for us to retain and recruit management and other employees. We will also face a more complicated regulatory environment due to the Dodd-Frank Act and related future regulatory changes, which will increase compliance costs and could divert management attention or other resources. The Dodd-Frank Act and related future regulatory changes will also significantly affect many aspects of the financial services industry and potentially change the business practices of our customers and counterparties; it is possible that any such changes could adversely affect our business and financial results.

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

The long-term impact of the Dodd-Frank Act and related future regulatory changes on our business and the financial services industry will depend on a number of factors that are difficult to predict, including our ability to successfully implement any changes to our business, changes in consumer behavior, and our competitors’ and customers’ responses to the Dodd-Frank Act and related future regulatory changes.

74	Freddie Mac

Examples of aspects of the Dodd-Frank Act that may significantly affect us include the following:

•	The new Financial Stability Oversight Council could designate Freddie Mac as a non-bank financial company to be subject to supervision and regulation by the Federal Reserve. If this occurs, the Federal Reserve will have authority to examine Freddie Mac and we may be required to meet more stringent prudential standards than those applicable to other non-bank financial companies. New prudential standards could include requirements related to risk-based capital and leverage, liquidity, single-counterparty credit limits, overall risk management and risk committees, stress tests, and debt-to-equity limits, among other requirements.

•	The Dodd-Frank Act will have a significant impact on the derivatives market. Large derivatives users, which may include Freddie Mac, will be subject to extensive new oversight and regulation. These new regulatory standards could impose significant additional costs on us related to derivatives transactions and it may become more difficult for us to enter into desired hedging transactions with acceptable counterparties on favorable terms.

•	The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers and potentially originators to retain a portion of the underlying loans’ credit risk. Any such new standards and requirements could weaken or remove incentives for financial institutions to sell mortgage loans to us.

•	The Dodd-Frank Act and related future regulatory changes could negatively impact the volume of mortgage originations, and thus adversely affect the number of mortgages available for us to purchase or guarantee.

•	Under the Dodd-Frank Act, new minimum mortgage underwriting standards will be required for residential mortgages, including a requirement that lenders make a reasonable and good faith determination based on “verified and documented information” that the consumer has a “reasonable ability to repay” the mortgage. The Act requires regulators to establish a class of qualified loans that will receive certain protections from legal liability, such as the borrower’s right to rescind the loan and seek damages. Mortgage originators and assignees, including Freddie Mac, may be subject to increased legal risk for loans that do not meet these requirements.

•	Under the Dodd-Frank Act, federal regulators, including FHFA, are directed to promulgate regulations, to be applicable to financial institutions, including Freddie Mac, that will prohibit incentive-based compensation structures that the regulators determine encourage inappropriate risks by providing excessive compensation or benefits or that could lead to material financial loss. It is possible that any such regulations will have an adverse effect on our ability to retain and recruit management and other employees, as we may be at a competitive disadvantage as compared to other potential employers not subject to these or similar regulations.

For more information on the Dodd-Frank Act, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.”

Legislative or regulatory actions could adversely affect our business activities and financial results.

In addition to the Dodd-Frank Act discussed in the immediately preceding risk factor, and possible GSE reform discussed in “Conservatorship and Related Matters — The future status and role of Freddie Mac is uncertain and could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company,” our business initiatives may be directly adversely affected by other legislative and regulatory actions at the federal, state, and local levels. We could be negatively affected by legislation or regulatory action that changes the foreclosure process of any individual state. For example, various states and local jurisdictions have implemented mediation programs designed to bring servicers and borrowers together to negotiate workout options. These actions could delay the foreclosure process and increase our expenses, including by potentially delaying the final resolution of seriously delinquent mortgage loans and the disposition of non-performing assets. We could also be affected by any legislative or regulatory changes that would expand the responsibilities and liability of servicers and assignees for maintaining vacant properties prior to foreclosure. These laws and regulatory changes could significantly expand mortgage costs and liabilities. We could be affected by any legislative or regulatory changes to existing bankruptcy laws or proceedings or foreclosure processes, including any changes that would allow bankruptcy judges to unilaterally change the terms of mortgage loans. We could be affected by legislative or regulatory changes that permit or require principal reductions, including through the bankruptcy process. Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of mortgage interest payments.

Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, FHFA has been directed to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities to fund the payroll tax cut. If we are found to be out of compliance

75	Freddie Mac

with this requirement of the Act for two consecutive years, we will be precluded from providing any guarantee for a period to be determined by FHFA, but in no case less than one year.

Legislation or regulatory actions could indirectly adversely affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that constitute a significant part of our customer base or counterparties, or could indirectly affect us to the extent that they modify industry practices. Legislative or regulatory provisions that create or remove incentives for these entities to sell mortgage loans to us, purchase our securities or enter into derivatives, or other transactions with us could have a material adverse effect on our business results and financial condition.

The Basel Committee on Banking Supervision is in the process of substantially revising capital guidelines for financial institutions and has finalized portions of the so-called “Basel III” guidelines, which would set new capital and liquidity requirements for banks. Phase-in of Basel III is expected to take several years and there is significant uncertainty about how regulators might implement these guidelines or how the resulting regulations might impact us. For example, it is possible that any new regulations on the capital treatment of mortgage servicing rights, risk-based capital requirements for credit risk, and liquidity treatment of our debt and guarantee obligations could adversely affect our business results and financial condition.

We may make certain changes to our business in an attempt to meet the housing goals and subgoals set for us by FHFA that may increase our losses.

We may make adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including changes to our underwriting standards and the expanded use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable. If our current efforts to meet the goals and subgoals prove to be insufficient, we may need to take additional steps that could further increase our losses. FHFA has not yet published a final rule with respect to our duty to serve underserved markets. However, it is possible that we could also make changes to our business in the future in response to this duty. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition.

We are involved in legal proceedings, governmental investigations, and IRS examinations that could result in the payment of substantial damages or otherwise harm our business.

We are a party to various legal actions, including litigation in the U.S. Tax Court as result of a dispute of certain tax matters with the IRS related to our 1998 through 2005 federal income tax returns. In addition, certain of our current and former directors, officers, and employees are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. The defense of these or any future claims or proceedings could divert management’s attention and resources from the needs of the business. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations, proceedings, or examinations. Any legal proceeding, governmental investigation, or examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements, and judgments related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. We are also cooperating with other investigations, such as the review being conducted by state attorneys general and state bank and mortgage regulators into foreclosure practices. These proceedings could divert management’s attention or other resources. See “LEGAL PROCEEDINGS” and “NOTE 18: LEGAL CONTINGENCIES” for information about our pending legal proceedings and “NOTE 13: INCOME TAXES” for information about our litigation with the IRS relating to potential additional income taxes and penalties for the 1998 to 2005 tax years and other tax-related matters.

76	Freddie Mac

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices consist of five office buildings in McLean, Virginia. We own four of the office buildings, comprising approximately 1.3 million square feet. We occupy the fifth building, comprising approximately 200,000 square feet, under a lease from a third party.

ITEM 3. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 18: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

77	Freddie Mac

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.00 per share, trades in the OTC market and is quoted on the OTC Bulletin Board under the ticker symbol “FMCC.” As of February 27, 2012, there were 649,733,472 shares of our common stock outstanding.

On July 8, 2010, our common stock and 20 previously-listed classes of preferred securities were delisted from the NYSE. We delisted such securities pursuant to a directive by the Conservator. The classes of preferred stock that were previously listed on the NYSE also now trade in the OTC market.

The table below sets forth the high and low prices of our common stock on the NYSE and the high and low bid information for our common stock on the OTC Bulletin Board for the indicated periods. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Table 7 — Quarterly Common Stock Information

	High	Low

2011 Quarter Ended(1)
December 31	$0.27	$0.18
September 30	0.41	0.24
June 30	0.54	0.34
March 31	1.00	0.13
2010 Quarter Ended
December 31(1)	$0.50	$0.29
September 30(2)	0.44	0.24
June 30(3)	1.68	0.40
March 31(3)	1.52	1.12

(1)	Based on bid information for our common stock on the OTC Bulletin Board.
(2)	Based on the prices of our common stock on the NYSE prior to July 8, 2010 and bid information for our common stock on the OTC Bulletin Board on and after July 8, 2010.
(3)	Based on the prices of our common stock on the NYSE.

Holders

As of February 27, 2012, we had 2,104 common stockholders of record.

Dividends and Dividend Restrictions

We did not pay any cash dividends on our common stock during 2011 or 2010.

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

Restrictions Under the Purchase Agreement

The Purchase Agreement prohibits us and any of our subsidiaries from declaring or paying any dividends on Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant) without the prior written consent of Treasury.

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

78	Freddie Mac

significantly undercapitalized or critically undercapitalized. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment; the Director may approve a capital distribution only if the Director determines that the distribution will enhance the ability of the company to meet required capital levels promptly, will contribute to the long-term financial safety-and-soundness of the company, or is otherwise in the public interest. Our capital requirements have been suspended during conservatorship.

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

Restrictions Relating to Preferred Stock

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2011. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2011 at the direction of the Conservator, as discussed in “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Dividend Obligation on the Senior Preferred Stock” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT) — Dividends Declared During 2011.” We did not declare or pay dividends on any other series of preferred stock outstanding in 2011.

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.

No stock options were exercised during the three months ended December 31, 2011. However, restrictions lapsed on 10,729 restricted stock units.

See “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for more information.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended December 31, 2011. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation,

79	Freddie Mac

Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

Transfer Agent and Registrar

Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
http://www.computershare.com/investors

80	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the year ended December 31, 2011.

	At or For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in millions, except share-related amounts)

Statements of Income and Comprehensive Income Data
Net interest income	$18,397	$16,856	$17,073	$6,796	$3,099
Provision for credit losses	(10,702)	(17,218)	(29,530)	(16,432)	(2,854)
Non-interest income (loss)	(10,878)	(11,588)	(2,732)	(29,175)	(275)
Non-interest expense	(2,483)	(2,932)	(7,195)	(5,753)	(5,959)
Net loss attributable to Freddie Mac	(5,266)	(14,025)	(21,553)	(50,119)	(3,094)
Total comprehensive income (loss) attributable to Freddie Mac	(1,230)	282	(2,913)	(70,483)	(5,786)
Net loss attributable to common stockholders	(11,764)	(19,774)	(25,658)	(50,795)	(3,503)
Net loss per common share:
Basic	(3.63)	(6.09)	(7.89)	(34.60)	(5.37)
Diluted	(3.63)	(6.09)	(7.89)	(34.60)	(5.37)
Cash dividends per common share	—	—	—	0.50	1.75
Weighted average common shares outstanding (in thousands):(2)
Basic	3,244,896	3,249,369	3,253,836	1,468,062	651,881
Diluted	3,244,896	3,249,369	3,253,836	1,468,062	651,881
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,564,131	$1,646,172	$—	$—	$—
Total assets	2,147,216	2,261,780	841,784	850,963	794,368
Debt securities of consolidated trusts held by third parties	1,471,437	1,528,648	—	—	—
Other debt	660,546	713,940	780,604	843,021	738,557
All other liabilities	15,379	19,593	56,808	38,576	28,906
Total Freddie Mac stockholders’ equity (deficit)	(146)	(401)	4,278	(30,731)	26,724
Portfolio Balances(3)
Mortgage-related investments portfolio	$653,313	$696,874	$755,272	$804,762	$720,813
Total Freddie Mac mortgage-related securities(4)	1,624,684	1,712,918	1,854,813	1,807,553	1,701,207
Total mortgage portfolio(5)	2,075,394	2,164,859	2,250,539	2,207,476	2,102,676
Non-performing assets(6)	129,152	125,405	104,984	46,620	16,119
Ratios(7)
Return on average assets(8)(12)	(0.2)%	(0.6)%	(2.5)%	(6.1)%	(0.4)%
Non-performing assets ratio(9)	6.8	6.4	5.2	2.4	0.9
Return on common equity(10)(12)	N/A	N/A	N/A	N/A	(21.0)
Equity to assets ratio(11)(12)	—	(0.2)	(1.6)	(0.2)	3.4

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements. Effective January 1, 2010, we adopted amendments to the accounting guidance for transfers of financial assets and the consolidation of VIEs. This had a significant impact on our consolidated financial statements. Consequently, our results for 2010 and 2011 are not comparable with the results for prior years. For more information, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement for periods after 2007. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 35 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios” for the composition of our total mortgage portfolio.
(6)	See “Table 60 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as net income (loss) attributable to common stockholders divided by the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value). Ratio is not presented for periods in which the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) is less than zero.
(11)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(12)	To calculate the simple averages for 2010, the beginning balances of total assets and total Freddie Mac stockholders’ equity are based on the January 1, 2010 balances, so that both the beginning and ending balances reflect the January 1, 2010 changes in accounting principles related to VIEs.

81	Freddie Mac

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with “BUSINESS — Executive Summary” and our consolidated financial statements and related notes for the year ended December 31, 2011.

MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK

Mortgage Market and Economic Conditions

Overview

Despite some improvements in the national unemployment rate, the housing market continued to experience challenges during 2011 due primarily to continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market. The U.S. real gross domestic product rose by 1.6% during 2011, compared to 3.1% during 2010, according to the Bureau of Economic Analysis estimates released on January 27, 2012. The national unemployment rate was 8.5% in December 2011, compared to 9.4% in December 2010, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, there was employment growth (net new jobs added to the economy) in each month during 2011, which shows evidence of a slow, but steady positive trend for the economy and the housing market.

The table below provides important indicators for the U.S. residential mortgage market.

Table 8 — Mortgage Market Indicators

	Year Ended December 31,
	2011	2010	2009

Home sale units (in thousands)(1)	4,564	4,513	4,715
Home price change(2)	(3.0)%	(5.9)%	(2.3)%
Single-family originations (in billions)(3)	$1,350	$1,630	$1,840
ARM share(4)	12%	10%	7%
Refinance share(5)	79%	80%	73%
U.S. single-family mortgage debt outstanding (in billions)(6)	$10,336	$10,522	$10,866
U.S. multifamily mortgage debt outstanding (in billions)(6)	$841	$838	$847

(1)	Includes sales of new and existing homes in the U.S. Source: National Association of Realtors news release dated February 22, 2012 (sales of existing homes) and U.S. Census Bureau news release dated February 24, 2012 (sales of new homes).
(2)	Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family credit guarantee portfolio to obtain a national index. The depreciation rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2011 and the percentage change will be subject to revision based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 27, 2012.
(4)	ARM share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association Mortgage Applications Survey. Data reflect annual average of weekly figures.
(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(6)	Source: Federal Flow of Funds Accounts of the United States dated December 8, 2011. The outstanding amounts for 2011 presented above reflect balances as of September 30, 2011.

Single-Family Housing Market

We believe the number of potential home buyers in the market, combined with the volume of homes offered for sale, will determine the direction of home prices. Within the industry, existing home sales are important for assessing the rate at which the mortgage market might absorb the inventory of listed, but unsold, homes in the U.S. (including listed REO properties). Additionally, we believe new home sales can be an indicator of certain economic trends, such as the potential for growth in gross domestic product and total U.S. mortgage debt outstanding. Based on data from the National Association of Realtors, sales of existing homes in 2011 were 4.26 million, increasing from 4.19 million during 2010. The National Association of Realtors report states that distressed and all-cash sales comprised a historically high volume of existing home sales in 2011. Investors typically represent the bulk of all-cash transactions. Based on data from the U.S. Census Bureau and HUD, new home sales in 2011 were approximately 304,000 homes, decreasing approximately 6% from 323,000 homes in 2010. The relative level of mortgage interest rates is also a factor that impacts home sale demand because lower interest rates result in more affordable housing for borrowers. During 2011, the Federal Reserve took several actions designed to support an economic recovery and maintain historically low interest rates, which impacted and will likely continue to impact single-family mortgage market activity, including the volume of mortgage refinancing.

82	Freddie Mac

The recently expanded and streamlined HARP initiative, together with interest rates that we expect to remain at historically low levels through much of 2012, may result in a high level of refinancing, particularly for borrowers that are underwater on their current loans. These changes in HARP allow eligible borrowers whose monthly payments are current to refinance and obtain substantially lower interest rates and monthly payments, which may reduce future defaults and help lower the volume of distressed sales in some markets. For information on this initiative, and its potential impact on our business and results, see “RISK FACTORS — Competitive and Market Risks — The servicing alignment initiative, MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition,” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

We estimate that home prices decreased approximately 3.0% nationwide during 2011. This estimate is based on our own index of mortgage loans in our single-family credit guarantee portfolio. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

The serious delinquency rate of our single-family loans declined during 2011, but remained near historically high levels. The Mortgage Bankers Association reported in its National Delinquency Survey that delinquency rates on all single-family loans in the survey declined to 7.7% as of December 31, 2011, down from 8.6% at year-end 2010. Residential loan performance has been generally worse in areas with higher unemployment rates and where declines in property values have been more significant during the last five years. In its survey, the Mortgage Bankers Association presents delinquency rates both for mortgages it classifies as subprime and for mortgages it classifies as prime conventional. The delinquency rates of subprime mortgages are markedly higher than those of prime conventional loan products in the Mortgage Bankers Association survey; however, the delinquency experience in prime conventional mortgage loans during the last four years has been significantly worse than in any year since the 1930s.

Based on data from the Federal Reserve’s Flow of Funds Accounts, there was a sustained and significant increase in single-family mortgage debt outstanding from 2001 to 2006. This increase in mortgage debt was driven by increasing sales of new and existing single-family homes during this same period. As reported by FHFA in its Conservator’s Report on the Enterprises’ Financial Condition, dated June 13, 2011, the market share of mortgage-backed securities issued by the GSEs and Ginnie Mae declined significantly from 2001 to 2006 while the market share of non-GSE securities peaked. Non-traditional mortgage types, such as interest-only, Alt-A, and option ARMs, also increased in market share during these years, which we believe introduced greater risk into the market. We believe these shifts in market activity, in part, help explain the significant differentiation in delinquency performance of securitized non-GSE and GSE mortgage loans as discussed below.

Based on the National Delinquency Survey’s data, we estimate that we owned or guaranteed approximately 24% of the outstanding single-family mortgages in the U.S. at December 31, 2011, based on number of loans. At December 31, 2011, we held or guaranteed approximately 414,000 seriously delinquent single-family loans, representing approximately 11% of the seriously delinquent single-family mortgages in the market as of that date. We estimate that loans backing non-GSE securities comprised approximately 9% of the single-family mortgages in the U.S. and represented approximately 29% of the seriously delinquent single-family mortgages at September 30, 2011 (based on the latest information available). As of December 31, 2011, we held non-GSE single-family mortgage-related securities with a UPB of $79.8 billion as investments.

The foreclosure process continues to experience delays, due to a number of factors. This has caused the average length of time for foreclosure of a Freddie Mac loan to increase significantly in recent years. Delays in the foreclosure process may also adversely affect trends in home prices regionally or nationally. For more information, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” and “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during 2011. This improvement continues a trend of favorable movements in key indicators such as vacancy rates and effective rents that generally began in early 2010. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. These improving fundamentals and perceived optimism about demand for multifamily housing has contributed to lower capitalization rates which has improved property values in most markets. However, the broader economy continues to be

83	Freddie Mac

challenged by persistently high unemployment, which has prevented a more comprehensive recovery of the multifamily housing market.

Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy during 2012 to be significantly worse than we expect, including adverse changes in consumer confidence, national or international economic conditions and changes in the federal government’s fiscal policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

We continue to expect key macroeconomic drivers of the economy — such as interest rates, income growth, employment, and inflation — to affect the performance of the housing and mortgage markets in 2012. Consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely continue to be cautious in home buying. As a result of the continued high unemployment rate and relative low levels of consumer confidence, we expect that the single-family housing market will likely continue to remain weak in 2012. We also expect rates on fixed-rate single-family mortgages to remain historically low in 2012, which, combined with the changes to HARP, may help to extend the recent high level of refinancing activity (relative to new purchase lending activity). Lastly, many large financial institutions continued to experience delays in the foreclosure process for single-family loans throughout 2011. To the extent a large volume of loans complete the foreclosure process in a short period of time, the resulting REO inventory could have a negative impact on the housing market.

We expect that home sales volume in 2012 will be only modestly higher than in 2011. While home prices remain at significantly lower levels from their peak in most areas, estimates of the inventory of unsold homes, including those held by financial institutions and distressed borrowers, remain high. Due to these and other factors, our expectation for home prices, based on our own index, is that national average home prices will continue to remain weak and will likely decline over the near term before a long-term recovery in housing begins.

Single-Family

We expect our provision for credit losses and charge-offs will likely remain elevated in 2012. This is due in part to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio, as well as the substantial inventory of seriously delinquent loans. For the near term, we also expect:

•	loss severity of REO dispositions and short sales to remain relatively high, as market conditions, such as home prices and the rate of home sales, continue to remain weak;

•	non-performing assets, which include loans classified as TDRs, to continue to remain high;

•	the volume of loan workouts to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines.

Multifamily

The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. However, some geographic areas in which we have investments in multifamily loans, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee loans in these states that we believe are at risk of default. We expect our multifamily delinquency rate to remain relatively stable in 2012.

Recent market data shows a significant increase in multifamily loan activity, compared to 2010 and 2009, and reflects that the multifamily sector has experienced greater stability and improvement in market fundamentals and investor demand than other real estate sectors. We remained a constant source of liquidity in the multifamily market. Excluding CMBS and non-Freddie Mac mortgage-related securities, we estimate that we owned or guaranteed approximately 12.2% of outstanding mortgage loans in the market as of September 30, 2011, compared to 11.8% as of December 31, 2010. Our purchase and guarantee of multifamily loans increased approximately 32% to $20.3 billion in 2011, compared to $15.4 billion in 2010. We expect our purchase and guarantee activity to continue to increase, but at a more moderate pace, in 2012.

84	Freddie Mac

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

Change in Accounting Principles

Our adoption of amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” “NOTE 3: VARIABLE INTEREST ENTITIES,” and “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

As these changes in accounting principles were applied prospectively, our results of operations for the years ended December 31, 2011 and 2010 (on both a GAAP and Segment Earnings basis), which reflect the consolidation of trusts that issue our single-family PCs and certain Other Guarantee Transactions, are not directly comparable with the results of operations for the year ended December 31, 2009, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

Table 9 — Summary Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Net interest income	$18,397	$16,856	$17,073
Provision for credit losses	(10,702)	(17,218)	(29,530)

Net interest income (loss) after provision for credit losses	7,695	(362)	(12,457)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(219)	(164)	—
Gains (losses) on retirement of other debt	44	(219)	(568)
Gains (losses) on debt recorded at fair value	91	580	(404)
Derivative gains (losses)	(9,752)	(8,085)	(1,900)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(2,101)	(1,778)	(23,125)
Portion of other-than-temporary impairment recognized in AOCI	(200)	(2,530)	11,928

Net impairment of available-for-sale securities recognized in earnings	(2,301)	(4,308)	(11,197)
Other gains (losses) on investment securities recognized in earnings	(896)	(1,252)	5,965
Other income	2,155	1,860	5,372

Total non-interest income (loss)	(10,878)	(11,588)	(2,732)

Non-interest expense:
Administrative expenses	(1,506)	(1,597)	(1,685)
REO operations expense	(585)	(673)	(307)
Other expenses	(392)	(662)	(5,203)

Total non-interest expense	(2,483)	(2,932)	(7,195)

Loss before income tax benefit	(5,666)	(14,882)	(22,384)
Income tax benefit	400	856	830

Net loss	(5,266)	(14,026)	(21,554)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	3,465	13,621	17,825
Changes in unrealized gains (losses) related to cash flow hedge relationships	509	673	773
Changes in defined benefit plans	62	13	42

Total other comprehensive income, net of taxes and reclassification adjustments	4,036	14,307	18,640

Comprehensive income (loss)	(1,230)	281	(2,914)
Less: Comprehensive loss attributable to noncontrolling interest	—	1	1

Total comprehensive income (loss) attributable to Freddie Mac	$(1,230)	$282	$(2,913)

Net Interest Income

The table below summarizes our net interest income and net interest yield and provides an attribution of changes in annual results to changes in interest rates or changes in volumes of our interest-earning assets and interest-bearing liabilities. Average balance sheet information is presented because we believe end-of-period balances are not

85	Freddie Mac

representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated.

Table 10 — Average Balance, Net Interest Income, and Rate/Volume Analysis

	Year Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$45,381	$34	0.07%	$48,803	$77	0.16%	$55,764	$193	0.35%
Federal funds sold and securities purchased under agreements to resell	27,557	33	0.12	46,739	79	0.17	28,524	48	0.17
Mortgage-related securities:
Mortgage-related securities(3)	442,284	20,357	4.60	526,748	25,366	4.82	675,167	32,563	4.82
Extinguishment of PCs held by Freddie Mac	(162,600)	(7,665)	(4.71)	(213,411)	(11,182)	(5.24)	—	—	—

Total mortgage-related securities, net	279,684	12,692	4.54	313,337	14,184	4.53	675,167	32,563	4.82

Non-mortgage-related securities(3)	24,587	99	0.40	27,995	191	0.68	16,471	727	4.42
Mortgage loans held by consolidated trusts(4)(5)	1,627,956	77,158	4.74	1,722,387	86,698	5.03	—	—	—
Unsecuritized mortgage loans(4)(6)	244,134	9,124	3.74	206,116	8,727	4.23	127,429	6,815	5.35

Total interest-earning assets	$2,249,299	$99,140	4.41	$2,365,377	$109,956	4.65	$903,355	$40,346	4.47

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,643,939	$(74,784)	(4.55)	$1,738,330	$(86,398)	(4.97)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(162,600)	7,665	4.71	(213,411)	11,182	5.24	—	—	—

Total debt securities of consolidated trusts held by third parties	1,481,339	(67,119)	(4.53)	1,524,919	(75,216)	(4.93)	—	—	—
Other debt:
Short-term debt	186,304	(331)	(0.18)	219,654	(552)	(0.25)	287,259	(2,234)	(0.78)
Long-term debt(7)	503,842	(12,538)	(2.49)	543,306	(16,363)	(3.01)	557,184	(19,916)	(3.57)

Total other debt	690,146	(12,869)	(1.86)	762,960	(16,915)	(2.22)	844,443	(22,150)	(2.62)

Total interest-bearing liabilities	2,171,485	(79,988)	(3.68)	2,287,879	(92,131)	(4.03)	844,443	(22,150)	(2.62)
Expense related to derivatives(8)	—	(755)	(0.04)	—	(969)	(0.04)	—	(1,123)	(0.13)
Impact of net non-interest-bearing funding	77,814	—	0.13	77,498	—	0.13	58,912	—	0.17

Total funding of interest-earning assets	$2,249,299	$(80,743)	(3.59)	$2,365,377	$(93,100)	(3.94)	$903,355	$(23,273)	(2.58)

Net interest income/yield		$18,397	0.82		$16,856	0.71		$17,073	1.89

86	Freddie Mac

	2011 vs. 2010 Variance Due to			2010 vs. 2009 Variance Due to
			Total			Total
	Rate(9)	Volume(9)	Change	Rate(9)	Volume(9)	Change
	(in millions)

Interest-earning assets:
Cash and cash equivalents	$(33)	$(10)	$(43)	$(83)	$(33)	$(116)
Federal funds sold and securities purchased under agreements to resell	(19)	(27)	(46)	(1)	32	31
Mortgage-related securities:
Mortgage-related securities(3)	(1,082)	(3,927)	(5,009)	(50)	(7,147)	(7,197)
Extinguishment of PCs held by Freddie Mac	1,042	2,475	3,517	—	(11,182)	(11,182)

Total mortgage-related securities, net	(40)	(1,452)	(1,492)	(50)	(18,329)	(18,379)

Non-mortgage-related securities(3)	(71)	(21)	(92)	(850)	314	(536)
Mortgage loans held by consolidated trusts(4)(5)	(4,921)	(4,619)	(9,540)	—	86,698	86,698
Unsecuritized mortgage loans(4)(6)	(1,097)	1,494	397	(1,641)	3,553	1,912

Total interest-earning assets	$(6,181)	$(4,635)	$(10,816)	$(2,625)	$72,235	$69,610

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$7,077	$4,537	$11,614	$—	$(86,398)	$(86,398)
Extinguishment of PCs held by Freddie Mac	(1,042)	(2,475)	(3,517)	—	11,182	11,182

Total debt securities of consolidated trusts held by third parties	6,035	2,062	8,097	—	(75,216)	(75,216)

Other debt:
Short-term debt	145	76	221	1,248	434	1,682
Long-term debt(7)	2,697	1,128	3,825	3,068	485	3,553

Total other debt	2,842	1,204	4,046	4,316	919	5,235

Total interest-bearing liabilities	8,877	3,266	12,143	4,316	(74,297)	(69,981)
Expense related to derivatives(8)	214	—	214	154	—	154

Total funding of interest-earning assets	$9,091	$3,266	$12,357	$4,470	$(74,297)	$(69,827)

Net interest income	$2,910	$(1,369)	$1,541	$1,845	$(2,062)	$(217)

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Loan fees, primarily consisting of delivery fees, included in interest income for mortgage loans held by consolidated trusts were $405 million, $127 million, and $0 million for 2011, 2010, and 2009, respectively.
(6)	Loan fees, primarily consisting of delivery fees and multifamily prepayment fees, included in unsecuritized mortgage loan interest income were $223 million, $130 million, and $78 million for 2011, 2010, and 2009, respectively.
(7)	Includes current portion of long-term debt.
(8)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.
(9)	Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

The table below summarizes components of our net interest income.

Table 11 — Net Interest Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Contractual amounts of net interest income(1)	$18,448	$17,743	$18,937
Amortization income (expense), net:(2)
Accretion of impairments on available-for-sale securities(3)	115	392	1,180
Asset-related amortization income (expense), net:
Mortgage loans held by consolidated trusts	(1,942)	(712)	—
Unsecuritized mortgage loans	182	311	233
Mortgage-related securities	(239)	(272)	(1,345)
Other assets	(122)	(23)	—

Asset-related amortization expense, net	(2,121)	(696)	(1,112)
Debt-related amortization income (expense), net:
Debt securities of consolidated trusts	3,383	1,152	—
Other long-term debt securities	(673)	(766)	(809)

Debt-related amortization income (expense), net	2,710	386	(809)

Total amortization income (expense), net	704	82	(741)
Expense related to derivatives(4)	(755)	(969)	(1,123)

Net interest income	$18,397	$16,856	$17,073

(1)	Includes the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
(2)	Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments, and the reclassification of previously deferred balances from AOCI for certain derivatives in closed cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.
(3)	The portion of the impairment charges recognized in earnings where we expect a significant improvement in cash flows is recognized as net interest income. Upon our adoption of an amendment to the accounting guidance for investments in debt and equity securities on April 1, 2009, previously recognized non-credit-related other-than-temporary impairments are no longer accreted into net interest income.
(4)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

87	Freddie Mac

Net interest income and net interest yield increased $1.5 billion and 11 basis points, respectively, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The primary driver underlying the increases was lower funding costs from the replacement of debt at lower rates. This factor was partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

Net interest income decreased by $217 million during the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to: (a) the reduction in the average balance of higher-yielding mortgage-related assets due to liquidations and limited purchase activity; and (b) higher interest expense on seriously delinquent mortgage loans. These factors were partially offset by: (a) lower funding costs from the replacement of debt at lower rates and favorable rate resets on floating-rate debt; and (b) the inclusion of amounts previously classified as management and guarantee income. Net interest yield declined substantially during the year ended December 31, 2010, compared to the year ended December 31, 2009, because the net interest yield of the assets held in our consolidated single-family trusts was lower than the net interest yield of PCs previously included in net interest income and our balance of non-performing mortgage loans increased.

We do not recognize interest income on non-performing loans that have been placed on non-accrual status, except when cash payments are received. We refer to this interest income that we do not recognize as foregone interest income. Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $4.0 billion, $4.7 billion, and $349 million during the years ended December 31, 2011, 2010, and 2009, respectively. The reduction during the year ended December 31, 2011 compared to the year ended December 31, 2010, was primarily due to the decreased volume of non-performing loans on non-accrual status.

The increase during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to our adoption of amendments to the accounting guidance related to the accounting for transfers of financial assets and consolidation of VIEs. Prior to adoption of these amendments and subsequent consolidation of certain trusts, we did not reverse interest income on non-performing loans for loans held by the trusts, and the forgone interest income on non-performing loans of the trusts did not reduce net interest income or net interest yield, since it was accounted for through a charge to provision for credit losses.

During the year ended December 31, 2011, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

The objectives set for us under our charter and conservatorship, restrictions in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our net interest income. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. This decline in asset balances will likely cause a corresponding reduction in our interest income over time. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

Provision for Credit Losses

We maintain loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Increases in our loan loss reserves are generally reflected in earnings through the provision for credit losses.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $73.2 billion, and have recorded an additional $4.3 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of December 31, 2011, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses was $10.7 billion in 2011 compared to $17.2 billion in 2010. The provision for credit losses in 2011 reflects a decline in the rate at which single-family loans transition into serious delinquency or are modified, but was partially offset by our lowered expectations for mortgage insurance recoveries, which is due to the

88	Freddie Mac

continued deterioration in the financial condition of the mortgage insurance industry in 2011. The provision for credit losses declined to $17.2 billion in 2010 compared to $29.5 billion in 2009, and reflected a decline in the rate at which delinquent loans transitioned into serious delinquency, partially offset by a higher volume of loan modifications that were classified as TDRs in 2010, compared to 2009. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our mortgage insurance counterparties. We identified a prior period error in the second quarter of 2010 that impacted our provision for credit losses and allowance for loan losses. The cumulative effect, net of taxes, of this error corrected in 2010 was $1.2 billion, of which $0.9 billion related to the year ended December 31, 2009.

During 2011, our charge-offs, net of recoveries for single-family loans, exceeded the amount of our provision for credit losses. Our charge-offs in 2011 remained elevated, but reflect suppression of activity due to delays in the foreclosure process and continuing weak market conditions, such as home prices and the rate of home sales. We believe the level of our charge-offs will continue to remain high and may increase in 2012.

We continued to experience a high volume of completed loan modifications classified as TDRs during 2011, but the volume of such modifications was less than the volume during 2010. See “Table 54 — Reperformance Rates of Modified Single-Family Loans” for information on the performance of our modified loans. As of December 31, 2011 and December 31, 2010, the UPB of our single-family non-performing loans was $120.5 billion and $115.5 billion, respectively. These amounts include $44.4 billion and $26.6 billion, respectively, of single-family TDRs that are reperforming (i.e., less than three months past due). TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, our loan loss reserves balance, and our non-performing assets.

We adopted an amendment to the accounting guidance related to the classification of loans as TDRs in the third quarter of 2011, which significantly increases the population of problem loans subject to our workout activities that we account for and disclose as TDRs. The impact of this change in guidance on our financial results for 2011 was not significant. We expect that the number of loans that newly qualify as TDRs in 2012 will remain high, primarily because we anticipate that the majority of our modifications, both completed and those still in trial periods, will be considered TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information on our TDR loans, including our implementation of changes to the accounting guidance related to the classification of loans as TDRs.

While the total number of seriously delinquent loans declined approximately 10% and 7% during 2011 and 2010, respectively, in part due to a significant volume of loan modifications (upon completion of a modification, a delinquent single-family loan is given a current payment status), our serious delinquency rate remains high compared to historical levels due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines and foreclosure suspensions in many states, and continued challenges faced by servicers processing large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the servicing alignment initiative and the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans. The decline in size of our single-family credit guarantee portfolio in 2011 caused our serious delinquency rate to be higher than it otherwise would have been because this rate is calculated on a smaller base of loans at year end.

Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults; (b) the impact of the MHA Program and other loss mitigation efforts; (c) any government actions or programs that impact the ability of troubled borrowers to obtain modifications, including legislative changes to bankruptcy laws; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) delays in the foreclosure process, including those related to the concerns about deficiencies in foreclosure documentation practices; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for additional information on seller/servicer repurchase obligations.

Our provision (benefit) for credit losses associated with our multifamily mortgage portfolio was $(196) million and $99 million for 2011 and 2010, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $545 million and $828 million as of December 31, 2011 and December 31, 2010, respectively. The decline in loan loss reserves for multifamily loans in 2011 was driven primarily by positive market trends in vacancy rates and effective rents, as well as stabilizing or improved property values. However, some states in which we have investments in

89	Freddie Mac

multifamily mortgage loans, including Nevada, Arizona, and Georgia, continue to exhibit weaker than average apartment fundamentals.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. For the years ended December 31, 2011 and 2010, we extinguished debt securities of consolidated trusts with a UPB of $75.4 billion and $17.8 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The increase in purchases of single-family PCs was due to an increased volume of dollar roll transactions to support the market and pricing of our single-family PCs. Losses on extinguishment of these debt securities of consolidated trusts were $219 million and $164 million for the years ended December 31, 2011 and 2010, respectively. The losses during 2011 and 2010 were primarily due to the repurchase of our debt securities at higher net purchase premiums driven by a decrease in interest rates during the periods. See “Table 25 — Total Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

We repurchase or call our outstanding other debt securities from time to time when we believe it is economically beneficial and to manage the mix of liabilities funding our assets. When we repurchase or call outstanding debt securities, or holders put outstanding debt securities to us, we recognize a gain or loss to the extent the amount paid to redeem the debt security differs from its carrying value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information regarding our accounting policies related to debt retirements.

Gains (losses) on retirement of other debt were $44 million, $(219) million, and $(568) million during the years ended December 31, 2011, 2010, and 2009, respectively. We recognized gains on debt retirements during 2011, compared to losses during 2010, because we purchased debt with lower associated discounts in 2011 relative to the comparable periods in 2010. We recognized fewer losses on debt retirement during 2010 compared to 2009 primarily due to decreased losses on calls and puts in 2010 compared to 2009. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During 2011 and 2010, we recognized gains on debt recorded at fair value of $91 million and $580 million, respectively, primarily due to a combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. During 2009, we recognized losses on debt recorded at fair value of $404 million primarily due to the U.S. dollar weakening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of income and comprehensive income. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of income and comprehensive income. At December 31, 2011, 2010, and 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income (loss) because, while fair value changes in derivatives affect net income (loss), fair value changes in several of the types of assets and liabilities being hedged do not affect net income (loss).

90	Freddie Mac

Table 12 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Year Ended December 31,
	2011	2010	2009
	(in millions)

Interest-rate swaps	$(10,367)	$(7,679)	$13,611
Option-based derivatives(1)	7,176	4,843	(10,686)
Other derivatives(2)	(1,529)	(755)	(882)
Accrual of periodic settlements(3)	(5,032)	(4,494)	(3,943)

Total	$(9,752)	$(8,085)	$(1,900)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

Our mix and volume of derivatives change from period to period as we respond to changing interest rate environments. We use receive- and pay-fixed interest-rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a variable-rate payment. Receive-fixed swaps increase in value and pay-fixed swaps decrease in value when interest rates decrease (with the opposite being true when interest rates increase).

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

During 2011, we recognized losses on derivatives of $9.8 billion, primarily due to declines in long-term swap interest rates. Specifically, during 2011, we recognized fair value losses on our pay-fixed swap positions of $23.0 billion, partially offset by fair value gains on our receive-fixed swaps of $12.6 billion. We also recognized fair value gains of $7.2 billion during 2011 on our option-based derivatives, resulting from gains on our purchased call swaptions as interest rates decreased. Additionally, we recognized losses of $5.0 billion related to the accrual of periodic settlements during 2011 due to our net pay-fixed swap position and a declining interest rate environment during the year.

During 2010, declining long-term swap interest rates resulted in a loss on derivatives of $8.1 billion. Specifically, the decrease in long-term swap interest rates resulted in fair value losses on our pay-fixed swaps of $17.5 billion, partially offset by fair value gains on our receive-fixed swaps of $9.7 billion. We recognized fair value gains of $4.8 billion on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in interest rates during 2010. Additionally, we recognized losses of $4.5 billion related to the accrual of periodic settlements during 2010 due to our net pay-fixed swap position and a declining interest rate environment during the year.

During 2009, the mix and volume of our derivative portfolio were impacted by fluctuations in swap interest rates, resulting in a loss on derivatives of $1.9 billion. Long-term swap interest rates and implied volatility both increased during

91	Freddie Mac

2009. As a result of these factors, we recorded gains on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps, resulting in a $13.6 billion net gain. We also recorded losses of $10.7 billion on option-based derivatives, primarily on our purchased call swaptions, as the impact of the increasing swap interest rates more than offset the impact of higher implied volatility.

Investment Securities-Related Activities

Since January 1, 2010, as a result of our adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, we no longer account for the single-family PCs and certain Other Guarantee Transactions we hold as investments in securities. Instead, we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. Our adoption of these amendments resulted in a decrease in our investments in securities of $286.5 billion on January 1, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $2.3 billion, $4.3 billion, and $11.2 billion during the years ended December 31, 2011, 2010, and 2009. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the years ended December 31, 2011, 2010, and 2009.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(1.0) billion, $(1.3) billion, and $4.9 billion related to gains (losses) on trading securities during the years ended December 31, 2011, 2010, and 2009.

Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were at a net premium (i.e. have higher net fair value than UPB) as of December 31, 2011. Gains (losses) on trading securities do not include the interest earned on these assets, which is recorded as part of net interest income. Additionally, our securities classified as trading are managed in the overall context of our interest-rate risk management strategy and framework. However, the impacts of changes in fair value of related derivatives and other debt are not recognized in other gains (losses) on investment securities recognized in earnings on our consolidated statements of income and comprehensive income.

During the years ended December 31, 2011 and 2010, the losses on trading securities were primarily due to the movement of securities with unrealized gains towards maturity. The decreased losses during the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to higher fair value gains at the end of 2011 as a result of a decline in longer-term interest rates.

At December 31, 2009, the fair value of our investments in trading securities was $222.3 billion, compared to $58.8 billion and $60.3 billion at December 31, 2011 and 2010, respectively. The significant reduction in the fair value of our investments in trading securities was primarily due to our adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, as noted above. The larger balance in our investments in trading securities during 2009, combined with tightening OAS levels, contributed to the gains on these trading securities. In addition, during the year ended December 31, 2009, we sold agency securities classified as trading with an aggregate UPB of approximately $148.7 billion, which generated realized gains of $1.7 billion.

For a further discussion of our interest-rate risk management strategy and framework, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.”

Other Income

Other income includes items associated with our guarantee activities on non-consolidated trusts, including management and guarantee income, gains (losses) on guarantee asset, income on guarantee obligation, gains (losses) on sale of mortgage loans, and trust management income (expense). Upon consolidation of our single-family PC trusts and certain Other Guarantee Transactions commencing January 1, 2010, guarantee-related items no longer have a material impact on our results and are therefore included in other income on our consolidated statements of income and

92	Freddie Mac

comprehensive income. The management and guarantee income recognized during 2011 and 2010 was earned from our non-consolidated securitization trusts and other mortgage credit guarantees which had an aggregate UPB of $56.9 billion and $44.0 billion as of December 31, 2011 and 2010, respectively, compared to $1.87 trillion as of December 31, 2009. For additional information on the impact of consolidation of our single-family PC trusts and certain Other Guarantee Transactions, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

The table below summarizes the significant components of other income.

Table 13 — Other Income

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Other income:
Management and guarantee income(1)	$170	$143	$3,033
Gains (losses) on guarantee asset	(78)	(61)	3,299
Income on guarantee obligation	153	135	3,479
Gains (losses) on sale of mortgage loans	411	267	745
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans(2)	—	—	(679)
Gains (losses) on mortgage loans recorded at fair value	418	(249)	(190)
Recoveries on loans impaired upon purchase	473	806	379
Low-income-housing tax credit partnerships(3)	—	—	(4,155)
Trust management income (expense)(2)	—	—	(761)
All other	608	819	222

Total other income	$2,155	$1,860	$5,372

(1)	Most of our guarantee related income in 2011 and 2010 relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
(2)	Upon consolidation of our single-family PC trusts and certain Other Guarantee Transactions on January 1, 2010, we no longer incur trust management income and expenses and no longer incur lower-of-cost-or-fair-value adjustments on single-family mortgage loans since all of our single-family mortgage loans are classified as held-for-investment rather than held-for-sale.
(3)	We wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value for these assets either through reductions to our taxable income and related tax liabilities or through a sale to a third party. See “NOTE 3: VARIABLE INTEREST ENTITIES” for further information.

Other income increased to $2.2 billion for the year ended December 31, 2011, compared to $1.9 billion for the year ended December 31, 2010, primarily due to gains on mortgage loans recorded at fair value in 2011, compared to losses on mortgage loans recorded at fair value in 2010, which was partially offset by lower recoveries on loans impaired upon purchase and a decline in all other income in 2011. We recognized gains on mortgage loans recorded at fair value during 2011, compared to losses in 2010, as a result of declines in interest rates and higher balances of loans recorded at fair value during 2011.

Gains (Losses) on Sale of Mortgage Loans

In 2011 and 2010, we recognized $411 million and $267 million, respectively, in gains (losses) on sale of mortgage loans with associated UPB of $13.7 billion and $6.6 billion, respectively. All gains (losses) on sales of mortgage loans in 2011 and 2010 relate to multifamily mortgage loans.

Gains (losses) on sale of mortgage loans declined to $267 million in 2010 from $745 million in 2009, primarily due to our adoption of amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs, as all single-family loans are consolidated on our balance sheets and are no longer recognized as sales when we issue our PCs.

Lower-of-Cost-or-Fair-Value Adjustments on Held-for-Sale Mortgage Loans

We recognized lower-of-cost-or-fair-value adjustments of $(679) million in 2009. Due to our adoption of amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs, all single-family mortgage loans on our consolidated balance sheet were reclassified as held-for-investment on January 1, 2010. Consequently, beginning in 2010, we no longer record lower-of-cost-or-fair-value adjustments on single-family mortgage loans. During 2009, we transferred $10.6 billion of single-family mortgage loans from held-for-sale to held-for-investment. Upon transfer, we evaluated the lower of cost or fair value for each individual loan. We recognized approximately $438 million of losses associated with these transfers during 2009, representing the unrealized losses of certain loans on the dates of transfer; however, we were not permitted to similarly recognize any unrealized gains on individual loans at the time of transfer.

93	Freddie Mac

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses associated with purchases of delinquent loans from our PCs in conjunction with our guarantee activities. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than three months past due, the recovery amounts are instead recognized as interest income over time as periodic payments are received.

During 2011, 2010, and 2009, we recognized recoveries on loans impaired upon purchase of $473 million, $806 million and $379 million, respectively. Our recoveries on loans impaired upon purchase declined in 2011, compared to 2010, due to a lower volume of foreclosure transfers and payoffs associated with loans impaired upon purchase. Recoveries on impaired loans increased in 2010, compared to 2009, due to a higher volume of short sales and foreclosure transfers, combined with improvements in home prices in certain geographical areas during 2010.

Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Other Guarantee Transactions due to adoption of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. Our recoveries in 2011 and 2010 principally relate to impaired loans purchased prior to January 1, 2010, due to the change in accounting guidance effective on that date. Consequently, our recoveries on loans impaired upon purchase will generally continue to decline over time. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information about the impact of adoption of these accounting changes.

All Other

All other income declined to $608 million during the year ended December 31, 2011, compared to $819 million during the year ended December 31, 2010, primarily due to: (a) gains recognized in 2010 due to the recognition of income related to mortgage-servicing rights associated with TBW, one of our former seller/servicers; and (b) the correction in 2011 of certain prior period accounting errors not material to our financial statements.

All other income increased to $819 million in 2010 from $222 million in 2009, primarily due to the recognition of income related to mortgage-servicing rights associated with TBW, and penalties and other fees on single-family seller servicers, including penalties arising from failures to complete foreclosures within required time periods, and to a lesser extent, recognition of expected loss recoveries from certain legal claims.

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 14 — Non-Interest Expense

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Administrative expenses:(1)
Salaries and employee benefits	$832	$895	$912
Professional services	270	297	344
Occupancy expense	62	64	68
Other administrative expense	342	341	361

Total administrative expenses	1,506	1,597	1,685
REO operations expense	585	673	307
Other expenses	392	662	5,203

Total non-interest expense	$2,483	$2,932	$7,195

(1)	Commencing in the first quarter of 2011, we reclassified certain expenses from other expenses to professional services expense. Prior period amounts have been reclassified to conform to the current presentation.

Administrative Expenses

Administrative expenses decreased in 2011 compared to 2010, largely due to a reduction in the number of employees as part of our ongoing focus on cost reduction measures. Administrative expenses decreased in 2010 compared to 2009, in part due to our focus on cost reduction measures in 2010, particularly on professional services costs. We do not expect that our general and administrative expenses for 2012 will continue to decline, in part due to the continually changing mortgage market, an environment in which we are subject to increased regulatory oversight and mandates and strategic

94	Freddie Mac

arrangements that we may enter into with outside firms to provide operational capability and staffing for key functions, if needed.

REO Operations Expense

The table below presents the components of our REO operations expense, and REO inventory and disposition information.

Table 15 — REO Operations Expense, REO Inventory, and REO Dispositions

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)

REO operations expense:
Single-family:
REO property expenses(1)	$1,205	$1,163	$708
Disposition (gains) losses, net(2)	179	102	749
Change in holding period allowance, dispositions	(456)	(286)	(427)
Change in holding period allowance, inventory(3)	302	497	(185)
Recoveries(4)	(634)	(800)	(558)

Total single-family REO operations expense	596	676	287
Multifamily REO operations expense (income)	(11)	(3)	20

Total REO operations expense	$585	$673	$307

REO inventory (in properties), at December 31:
Single-family	60,535	72,079	45,047
Multifamily	20	14	5

Total	60,555	72,093	45,052

REO property dispositions (in properties):
Single-family	110,175	101,206	69,400
Multifamily	19	9	6

Total	110,194	101,215	69,406

(1)	Consists of costs incurred to acquire, maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations expense was $585 million in 2011, as compared to $673 million in 2010 and $307 million in 2009. The decline in REO operations expense in 2011, compared to 2010, was primarily due to the impact of a less significant decline in home prices in certain geographical areas with significant REO activity resulting in lower write-downs of single-family REO inventory during 2011, partially offset by lower recoveries on REO properties during 2011. Lower recoveries on REO properties in 2011, compared to 2010, were primarily due to reduced recoveries from mortgage insurers, in part due to the continued deterioration in the financial condition of the mortgage insurance industry, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests on loans on which we have foreclosed. The increase in REO operations expense in 2010, compared to 2009, is a result of higher REO property expenses and holding period write-downs that were partially offset by lower disposition losses and increased recoveries. We expect REO property expenses to continue to remain high in 2012 due to expected continued high levels of single-family REO acquisitions and inventory.

In 2011, we believe the volume of our single-family REO acquisitions was less than it otherwise would have been due to delays in the foreclosure process, particularly in states that require a judicial foreclosure process. The acquisition slowdown, coupled with high disposition levels, led to an approximate 16% reduction in REO property inventory during 2011. While we expect the delays to ease in 2012, we also expect the length of the foreclosure process will remain above historical levels. For more information on how delays in the foreclosure process could adversely affect our REO operations expense, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process.” See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses were $0.4 billion, $0.7 billion, and $5.2 billion in 2011, 2010, and 2009, respectively. Other expenses in 2011 and 2010 consist primarily of HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses were lower in 2011 compared to 2010, primarily

95	Freddie Mac

due to lower expenses associated with transfers and terminations of mortgage servicing, primarily related to TBW, partially offset by higher servicer incentive fees associated with HAMP during 2011. Other expenses declined significantly from 2009 to 2010 due to reduction of losses on loans purchased, which was due to the change in accounting guidance for consolidation of VIEs we implemented on January 1, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” and “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Income Tax Benefit

For 2011, 2010, and 2009, we reported income tax benefit of $0.4 billion, $0.9 billion, and $0.8 billion, respectively, resulting in effective tax rates of 7%, 6%, and 4%, respectively. Our effective tax rate differed from the federal statutory tax rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. Our income tax benefits represent amounts related to the amortization of net deferred losses on pre-2008 closed cash flow hedges, as well as the current tax benefits associated with our ability to carry back net operating tax losses generated in 2008 and 2009. See “NOTE 13: INCOME TAXES” for additional information.

Total Comprehensive Income (Loss)

Our total comprehensive income (loss) was $(1.2) billion, $0.3 billion, and $(2.9) billion for the years ended December 31, 2011, 2010, and 2009, respectively, consisting of: (a) $(5.3) billion, $(14.0) billion, and $(21.6) billion of net income (loss), respectively; and (b) $4.0 billion, $14.3 billion, and $18.6 billion of total other comprehensive income, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income (loss).

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment assets that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Currently, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Historically, we issued multifamily PCs, but this activity has been insignificant in recent years. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of

96	Freddie Mac

mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The financial performance of our Single-family Guarantee segment and Multifamily segment are measured based on each segment’s contribution to GAAP net income (loss). Our Investments segment is measured on its contribution to GAAP total comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income, net of taxes. The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

The All Other category consists of material corporate level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. The All Other category also includes the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward and, in 2009, the write-down of our LIHTC investments.

In presenting Segment Earnings, we make significant reclassifications to certain financial statement line items in order to reflect a measure of net interest income on investments and a measure of management and guarantee income on guarantees that is in line with how we manage our business. We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of income and comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

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

Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the performance of each segment and the company as a whole. This change in method, in conjunction with our implementation of the amendments to the accounting guidance relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings. Segment Earnings for 2009 do not include changes to the guarantee asset, guarantee obligation, or other items that were eliminated or changed as a result of our implementation of the aforementioned amendments to the accounting guidance, as these amendments were applied prospectively consistent with our GAAP results. As a result, our Segment Earnings results for 2011 and 2010 are not directly comparable with the results for 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the consolidation of certain of our securitization trusts.

See “NOTE 14: SEGMENT REPORTING” for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

97	Freddie Mac

The table below provides information about our various segment mortgage portfolios at December 31, 2011, 2010, and 2009. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	December 31, 2011	December 31, 2010
	(in millions)

Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$109,190	$79,097
Freddie Mac mortgage-related securities	220,659	263,152
Non-agency mortgage-related securities	86,526	99,639
Non-Freddie Mac agency securities	32,898	39,789

Total Investments — Mortgage investments portfolio	449,273	481,677

Single -family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	62,469	69,766
Single-family Freddie Mac mortgage-related securities held by us	220,659	261,508
Single-family Freddie Mac mortgage-related securities held by third parties	1,378,881	1,437,399
Single-family other guarantee commitments(5)	11,120	8,632

Total Single-family Guarantee — Managed loan portfolio	1,673,129	1,777,305

Multifamily — Guarantee portfolio:(3)
Multifamily Freddie Mac mortgage related securities held by us	3,008	2,095
Multifamily Freddie Mac mortgage related securities held by third parties	22,136	11,916
Multifamily other guarantee commitments(5)	9,944	10,038

Total Multifamily — Guarantee portfolio	35,088	24,049

Multifamily — Mortgage investments portfolio(3)
Multifamily investment securities portfolio	59,260	59,548
Multifamily loan portfolio	82,311	85,883

Total Multifamily — Mortgage investments portfolio	141,571	145,431

Total Multifamily portfolio	176,659	169,480

Less : Freddie Mac single-family and certain multifamily securities(6)	(223,667)	(263,603)

Total mortgage portfolio	$2,075,394	$2,164,859

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:
Single-family mortgage loans, on-balance sheet	$1,733,215	$1,799,256
Non-consolidated Freddie Mac mortgage-related securities	10,735	11,268
Other guarantee commitments	11,120	8,632
Less: HFA-related guarantees(8)	(8,637)	(9,322)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(779)	(857)

Total single-family credit guarantee portfolio	$1,745,654	$1,808,977

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$82,311	$85,883
Non-consolidated Freddie Mac mortgage-related securities	25,144	14,011
Other guarantee commitments	9,944	10,038
Less: HFA-related guarantees(8)	(1,331)	(1,551)

Total multifamily mortgage portfolio	$116,068	$108,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in these portfolios are based on the UPB of the security, whereas the balances of our single-family credit guarantee and multifamily mortgage portfolios presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

98	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 17 — Segment Earnings and Key Metrics — Investments(1)

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$7,339	$6,192	$8,090
Non-interest income (loss):
Net impairment of available-for-sale securities	(1,833)	(3,819)	(9,870)
Derivative gains (losses)	(3,597)	(1,859)	4,695
Gains (losses) on trading securities	(993)	(1,386)	4,885
Gains (losses) on sale of mortgage loans	28	(76)	617
Gains (losses) on mortgage loans recorded at fair value	501	34	(46)
Other non-interest income (loss)	1,266	1,023	(774)

Total non-interest income (loss)	(4,628)	(6,083)	(493)

Non-interest expense:
Administrative expenses	(398)	(455)	(515)
Other non-interest expense	(2)	(18)	(33)

Total non-interest expense	(400)	(473)	(548)

Segment adjustments(2)	661	1,358	—

Segment Earnings before income tax benefit (expense)	2,972	994	7,049
Income tax benefit (expense)	394	259	(572)

Segment Earnings, net of taxes, including noncontrolling interest	3,366	1,253	6,477
Less: Net income — noncontrolling interest	—	(2)	(1)

Segment Earnings, net of taxes	3,366	1,251	6,476
Total other comprehensive income, net of taxes	3,107	10,226	11,329

Total comprehensive income	$6,473	$11,477	$17,805

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$386,115	$465,048	$600,562
Non-mortgage-related investments(7)	97,519	123,537	100,759
Unsecuritized single-family loans	94,894	59,028	49,013

Total average balances of interest-earning assets	$578,528	$647,613	$750,334

Return:
Net interest yield — Segment Earnings basis	1.27%	0.96%	1.08%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 14: SEGMENT REPORTING — Table 14.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings.”
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	We calculate average balances based on amortized cost.
(6)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Segment Earnings for our Investments segment increased by $2.1 billion to $3.4 billion in 2011, compared to $1.3 billion in 2010. Comprehensive income for our Investments segment decreased by $5.0 billion to $6.5 billion in 2011, compared to $11.5 billion in 2010.

During 2011, the UPB of the Investments segment mortgage investments portfolio decreased by 6.7%. We held $253.6 billion of agency securities and $86.5 billion of non-agency mortgage-related securities as of December 31, 2011, compared to $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and selected sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.5 billion on impaired non-agency mortgage-related securities in the Investments segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

99	Freddie Mac

Segment Earnings net interest income increased $1.1 billion, and Segment Earnings net interest yield increased 31 basis points during 2011, compared to 2010. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates. These lower funding costs were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

Segment Earnings non-interest income (loss) was $(4.6) billion in 2011, compared to $(6.1) billion in 2010. This improvement in non-interest loss was mainly due to decreased net impairment of available-for-sale securities and decreased losses on trading securities, partially offset by increased derivative losses.

Impairments recorded in our Investments segment decreased by $2.0 billion during 2011, compared to 2010, primarily due to the impact of lower interest rates in 2011 resulting in a benefit from expected structural credit enhancements on the securities. The impact of lower interest rates was partially offset by the impact of declines in forecasted home prices. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded losses on trading securities of $(1.0) billion during 2011, compared to $(1.4) billion during 2010. Losses in both periods are primarily due to the movement of securities with unrealized gains towards maturity. These losses were partially offset by larger fair value gains in 2011, due to a more significant decline in long-term interest rates, compared to 2010.

We recorded derivative gains (losses) for this segment of $(3.6) billion during 2011, compared to $(1.9) billion during 2010. While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During 2011 and 2010, swap interest rates decreased, resulting in fair value losses on our pay-fixed swaps, partially offset by fair value gains on our receive-fixed swaps and purchased call swaptions. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Our Investments segment’s total other comprehensive income was $3.1 billion in 2011. Net unrealized losses in AOCI on our available-for-sale securities decreased by $2.6 billion during 2011, primarily attributable to the impact of declining interest rates, resulting in fair value gains on our agency securities, and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by the impact of widening OAS levels on our single-family non-agency mortgage-related securities. The changes in fair value of CMBS, excluding impacts from the changes in interest rates, are reflected in the Multifamily segment.

Segment Earnings for our Investments segment decreased by $5.2 billion to $1.3 billion in 2010, compared to $6.5 billion in 2009. Comprehensive income for our Investments segment decreased by $6.3 billion to $11.5 billion in 2010, compared to $17.8 billion in 2009.

Segment Earnings net interest income and net interest yield decreased $1.9 billion and 12 basis points, respectively, during 2010, compared to 2009. The primary driver underlying these decreases was a decrease in the average balance of mortgage-related securities, partially offset by a decrease in funding costs as a result of the replacement of higher-cost long-term debt at lower rates.

Segment Earnings non-interest loss increased $5.6 billion in 2010, compared to 2009. Included in other non-interest income (loss) are gains (losses) on trading securities of $(1.4) billion in 2010, compared to $4.9 billion in 2009. In 2010, the losses on trading securities was primarily due to the movement of securities with unrealized gains towards maturity, particularly interest-only securities, partially offset by fair value gains on our non-interest-only securities classified as trading primarily due to decreased interest rates. The net gains on trading securities during 2009 related primarily to tightening OAS levels.

We recorded derivative gains (losses) for this segment of $(1.9) billion during 2010, compared to $4.7 billion during 2009. During 2010, swap interest rates decreased, resulting in fair value losses on our pay-fixed swaps, partially offset by fair value gains on our receive-fixed swaps and purchased call swaptions. During 2009, longer-term swap interest rates increased, resulting in fair value gains on our pay-fixed swaps, partially offset by fair value losses on our receive-fixed swaps.

Impairments recorded in our Investments segment decreased by $6.1 billion during 2010, compared to 2009. Impairments for 2010 and 2009 are not comparable because the adoption of the amendment to the accounting guidance for investments in debt and equity securities on April 1, 2009 significantly impacted both the identification and measurement of other-than-temporary impairments.

100	Freddie Mac

Our Investments segment’s total other comprehensive income was $10.2 billion during 2010. Net unrealized losses in AOCI on our available-for-sale securities decreased by $9.5 billion during 2010, primarily attributable to the impact of declining interest rates, resulting in fair value gains on our agency, single-family non-agency, and CMBS mortgage-related securities. In addition, the impact of widening OAS levels on our single-family non-agency mortgage-related securities during these periods was offset by fair value gains related to the movement of securities with unrealized losses towards maturity and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

For a discussion of items that may impact our Investments segment net interest income over time, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” and “Net Interest Income.”

101	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 18 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income (expense)	$(23)	$72	$307
Provision for credit losses	(12,294)	(18,785)	(29,102)
Non-interest income:
Management and guarantee income	3,647	3,635	3,448
Other non-interest income	1,216	1,351	721

Total non-interest income	4,863	4,986	4,169

Non-interest expense:
Administrative expenses	(888)	(930)	(949)
REO operations expense	(596)	(676)	(287)
Other non-interest expense	(321)	(578)	(4,854)

Total non-interest expense	(1,805)	(2,184)	(6,090)

Segment adjustments(2)	(699)	(953)	—

Segment Earnings (loss) before income tax (expense) benefit	(9,958)	(16,864)	(30,716)
Income tax (expense) benefit	(42)	608	3,573

Segment Earnings (loss), net of taxes	(10,000)	(16,256)	(27,143)
Total other comprehensive income (loss), net of taxes	30	6	19

Total comprehensive income (loss)	$(9,970)	$(16,250)	$(27,124)

Reconciliation to GAAP net income (loss):
Segment Earnings (loss), net of taxes	$(10,000)	$(16,256)	$(27,143)
Credit guarantee-related adjustments	—	—	5,941
Tax-related adjustments	—	—	(2,080)

Total reconciling items, net of taxes	—	—	3,861

Net income (loss) attributable to Freddie Mac	$(10,000)	$(16,256)	$(23,282)

Key metrics — Single-family Guarantee:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,801	$1,861	$1,848
Issuance — Single-family credit guarantees(3)	$305	$385	$472
Fixed-rate products — Percentage of purchases(4)	92%	95%	99%
Liquidation rate — Single-family credit guarantees(5)	24%	29%	24%
Management and Guarantee Fee Rate (in bps):
Contractual management and guarantee fees	13.7	13.5	13.9
Amortization of delivery fees	6.5	6.0	4.8

Segment Earnings management and guarantee income	20.2	19.5	18.7

Credit:
Serious delinquency rate, at end of period	3.58%	3.84%	3.98%
REO inventory, at end of period (number of properties)	60,535	72,079	45,047
Single-family credit losses, in bps(6)	72.0	75.8	42.7
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,336	$10,522	$10,866
30-year fixed mortgage rate(8)	4.0%	4.9%	5.1%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 14: SEGMENT REPORTING — Table 14.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings.”
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated December 8, 2011. The outstanding amount for December 31, 2011 reflects the balance as of September 30, 2011.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $(10.0) billion in 2011 compared to $(16.3) billion in 2010, primarily due to a decline in Segment Earnings provision for credit losses.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $(16.3) billion in 2010 compared to $(27.1) billion in 2009, primarily due to a decline in our Segment Earnings provision for credit losses.

102	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the years ended December 31, 2011 and 2010.

Table 19 — Segment Earnings Composition — Single-Family Guarantee Segment

	Year Ended December 31, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2011	$362	21.2	$(56)	3.9	$306
2010	763	22.4	(197)	5.6	566
2009	713	20.6	(207)	5.8	506
2008	382	23.4	(771)	56.9	(389)
2007	368	18.6	(4,365)	239.1	(3,997)
2006	227	17.7	(3,439)	252.6	(3,212)
2005	257	17.5	(2,125)	136.4	(1,868)
2004 and prior	575	18.7	(1,730)	50.9	(1,155)

Total	$3,647	20.2	$(12,890)	95.4	$(9,243)

Administrative expenses					(888)
Net interest income (expense)					(23)
Other non-interest income and expenses, net					154

Segment Earnings (loss), net of taxes					$(10,000)

	Year Ended December 31, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2010	$418	23.8	$(109)	6.2	$309
2009	837	19.3	(367)	8.4	470
2008	554	29.5	(2,151)	114.3	(1,597)
2007	493	21.2	(7,170)	307.2	(6,677)
2006	289	16.5	(5,847)	332.6	(5,558)
2005	313	15.8	(2,644)	132.8	(2,331)
2004 and prior	731	16.3	(1,173)	26.1	(442)

Total	$3,635	19.6	$(19,461)	104.7	$(15,826)

Administrative expenses					(930)
Net interest income (expense)					72
Other non-interest income and expenses, net					428

Segment Earnings (loss), net of taxes					$(16,256)

(1)	Includes amortization of delivery fees of $1.2 billion and $1.1 billion for 2011 and 2010, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results.
(3)	Calculated as the amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

For the years ended December 31, 2011 and 2010, the guarantee-related revenue from mortgage guarantees we issued after 2008 exceeded the credit-related and administrative expenses associated with these guarantees. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within our new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. Nevertheless, various factors, such as continued high unemployment rates, further declines in home prices, or negative impacts of HARP loans originated in recent years (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations. Our management and guarantee fee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years coupled with a high volume of refinancing since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans from those years

103	Freddie Mac

that remain in our portfolio and consequently reduced management and guarantee income associated with loans originated in 2005 through 2008 (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances for the foreseeable future. Consequently, we expect to continue reporting net losses for the Single-family Guarantee segment in 2012.

Segment Earnings management and guarantee income increased slightly in 2011, as compared to 2010, primarily due to an increase in amortization of delivery fees, partially offset by a lower average balance of the single-family credit guarantee portfolio during 2011. Segment Earnings management and guarantee income increased slightly in 2010 compared to 2009, primarily due to an increase in amortization of delivery fees. The increase in amortization of delivery fees in 2011 and 2010 was due to the effect of declining interest rates during these years, which increased both actual refinance activity and our expectation of future refinancing activity.

The UPB of the Single-family Guarantee managed loan portfolio was $1.7 trillion at December 31, 2011, compared to $1.8 trillion and $1.9 trillion at December 31, 2010 and 2009, respectively. The declines in 2011 and 2010 reflect that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and increased competition from Ginnie Mae and FHA/VA. Our loan purchase and guarantee activity in 2011 was at the lowest level we have experienced in the last several years. The liquidation rate on our securitized single-family credit guarantees was approximately 24%, 29%, and 24% for 2011, 2010, and 2009, respectively. We expect the size of our Single-family Guarantee managed loan portfolio will decline slightly during 2012.

Refinance volumes continued to be high during 2011 due to continued low interest rates, and, based on UPB, represented 78% of our single-family mortgage purchase volume during 2011 compared to 80% of our single-family mortgage purchase volume during 2010. Relief refinance mortgages comprised approximately 33% and 35% of our total refinance volume during 2011 and 2010, respectively. Over time, relief refinance mortgages with LTV ratios above 80% may not perform as well as relief refinance mortgages with LTV ratios of 80% and below because of the continued high LTV ratios of these loans. There is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 12% of our single-family purchase volume in both 2011 and 2010 was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages of all LTV ratios comprised approximately 11% and 7% of the UPB in our total single-family credit guarantee portfolio at December 31, 2011 and 2010, respectively.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers whose monthly payments are current and who can benefit from refinancing their home mortgages. For more information about our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

Similar to our purchases in 2009 and 2010, the credit quality of the single-family loans we acquired in 2011 (excluding relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by early delinquency rate trends, original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including relief refinance mortgages, represent a growing proportion of our single-family credit guarantee portfolio. The UPB of loans originated in 2005 to 2008 within our single-family credit guarantee portfolio continues to decline due to liquidations, which include prepayments, refinancing activity, foreclosure alternatives, and foreclosure transfers. We currently expect that, over time, the replacement (other than through relief refinance activity) of the 2005 to 2008 vintages, which have a higher composition of loans with higher-risk characteristics, should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring slowed beginning in 2010, due primarily to a decline in the volume of home purchase mortgage originations and delays in the foreclosure process.

Provision for credit losses for the Single-family Guarantee segment was $12.3 billion, $18.8 billion, and $29.1 billion in 2011, 2010, and 2009, respectively. The provision for credit losses in 2011 reflects a decline in the rate at which single-family loans transition into serious delinquency or are modified, but was partially offset by our lowered expectations for mortgage insurance recoveries, which is due to the continued deterioration in the financial condition of the mortgage insurance industry in 2011. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our mortgage insurance counterparties. Segment Earnings provision for credit losses declined in

104	Freddie Mac

2010, compared to 2009, primarily due to a decline in the rate at which delinquent loans transitioned into serious delinquency, partially offset by a higher volume of loan modifications that were classified as TDRs in 2010.

We adopted an amendment to the accounting guidance on the classification of loans as TDRs in 2011, which significantly increases the population of loans we account for and disclose as TDRs. The impact of this change in guidance on our financial results for 2011 was not significant. We expect that the number of loans that newly qualify as TDRs in 2012 will remain high, primarily because we anticipate that the majority of our modifications, both completed and those still in trial periods, will be considered TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information on our TDR loans, including our implementation of changes to the accounting guidance on the classification of loans as TDRs.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 72.0 basis points, 75.8 basis points, and 42.7 basis points for 2011, 2010, and 2009, respectively. Charge-offs, net of recoveries, associated with single-family loans were $12.4 billion, $13.4 billion, and $7.6 billion in 2011, 2010, and 2009, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.58%, 3.84%, and 3.98% as of December 31, 2011, 2010, and 2009, respectively, and declined during 2011 due to a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. Our serious delinquency rate remains high compared to historical levels, reflecting continued stress in the housing and labor markets and extended foreclosure timelines. The decline in size of our single-family credit guarantee portfolio in 2011 caused our serious delinquency rate to be higher than it otherwise would have been because this rate is calculated on a smaller base of loans at year end.

Segment Earnings other non-interest income was $1.2 billion, $1.4 billion, and $0.7 billion in 2011, 2010, and 2009, respectively. The decline in 2011, compared to 2010, was primarily due to lower recoveries on loans impaired upon purchase due to a lower volume of foreclosure transfers and loan payoffs associated with these loans. The increase in Segment Earnings other non-interest income in 2010 compared to 2009 was primarily due to higher recoveries on loans impaired upon purchase driven by a higher volume of short sales and foreclosure transfers associated with these loans.

Segment Earnings REO operations expense was $0.6 billion, $0.7 billion, and $0.3 billion in 2011, 2010, and 2009, respectively. The decrease in 2011, compared to 2010, was primarily due to the impact of a less significant decline in home prices in certain geographical areas with significant REO activity resulting in lower write-downs of single-family REO inventory during 2011, partially offset by lower recoveries on REO properties during 2011. Lower recoveries on REO properties in 2011, compared to 2010, are primarily due to reduced recoveries from mortgage insurers, in part due to the continued deterioration in the financial condition of the mortgage insurance industry, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests on loans on which we have foreclosed. The increase in Segment Earnings REO operations expense in 2010, compared to 2009, is primarily a result of higher REO property expenses and holding period write-downs that were partially offset by lower disposition losses and increased recoveries.

Our REO inventory (measured in number of properties) declined 16% during 2011 due to an increase in the volume of REO dispositions and slowdowns in REO acquisition volume associated with delays in the foreclosure process. Dispositions of REO increased 9% in 2011 compared to 2010, based on the number of properties sold. We continued to experience high REO disposition severity ratios on sales of our REO inventory during 2011. We believe our single-family REO acquisition volume and single-family credit losses in 2011 have been less than they otherwise would have been due to delays in the single-family foreclosure process, particularly in states that require a judicial foreclosure process. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” for further information.

Segment Earnings other non-interest expense was $0.3 billion, $0.6 billion, and $4.9 billion in 2011, 2010, and 2009, respectively. The decline in 2011, compared to 2010, was primarily due to lower expenses associated with transfers and terminations of mortgage servicing. The decline in 2010, compared to 2009, was primarily due to a decline in losses on loans purchased that resulted from changes in accounting guidance for consolidation of VIEs we implemented on January 1, 2010.

105	Freddie Mac

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

Table 20 — Segment Earnings and Key Metrics — Multifamily(1)

	Year Ended December 31,
	2011	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$1,200	$1,114	$856
(Provision) benefit for credit losses	196	(99)	(574)
Non-interest income (loss):
Management and guarantee income	127	101	90
Net impairment of available-for-sale securities	(353)	(96)	(137)
Derivative gains (losses)	3	6	(27)
Gains (losses) on sale of mortgage loans	383	343	156
Gains (losses) on mortgage loans recorded at fair value	(83)	(283)	(144)
Other non-interest income (loss)	125	177	(474)

Total non-interest income (loss)	202	248	(536)

Non-interest expense:
Administrative expenses	(220)	(212)	(221)
REO operations income (expense)	11	3	(20)
Other non-interest expense	(69)	(66)	(18)

Total non-interest expense	(278)	(275)	(259)

Segment Earnings (loss) before income tax benefit (expense)	1,320	988	(513)
Income tax benefit (expense)	(1)	(26)	—

Segment Earnings (loss), net of taxes, including noncontrolling interest	1,319	962	(513)
Less: Net (income) loss — noncontrolling interest	—	3	2

Segment Earnings (loss), net of taxes	1,319	965	(511)
Total other comprehensive income, net of taxes	899	4,075	7,292

Total comprehensive income	$2,218	$5,040	$6,781

Reconciliation to GAAP net income (loss):
Segment Earnings (loss), net of taxes	$1,319	$965	$(511)
Credit guarantee-related adjustments(2)	—	—	7
Fair value-related adjustments(3)	—	—	(3,761)
Tax-related adjustments(3)	—	—	1,313

Total reconciling items, net of taxes	—	—	(2,441)

Net income (loss) attributable to Freddie Mac	$1,319	$965	$(2,952)

Key metrics — Multifamily:
Balances and Volume:
Average balance of Multifamily loan portfolio	$83,593	$83,163	$78,371
Average balance of Multifamily guarantee portfolio	$29,861	$21,787	$16,203
Average balance of Multifamily investment securities portfolio	$61,296	$61,332	$63,797
Multifamily new loan purchase and other guarantee commitment volume(4)	$20,325	$14,800	$16,556
Multifamily units financed from new volume activity(4)	320,753	233,952	258,072
Multifamily Other Guarantee Transaction issuance(4)	$11,722	$5,694	$1,979
Yield and Rate:
Net interest yield — Segment Earnings basis	0.83%	0.77%	0.55%
Average Management and guarantee fee rate, in bps(5)	42.4	50.1	53.3
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.52%	0.85%	1.03%
Non-credit-enhanced loans, at period end	0.11%	0.12%	0.07%
Total delinquency rate, at period end(6)	0.22%	0.26%	0.20%
Allowance for loan losses and reserve for guarantee losses, at period end	$545	$828	$831
Allowance for loan losses and reserve for guarantee losses, in bps	46.4	75.3	82.1
Credit losses, in bps(7)	6.3	9.6	4.4
REO inventory, at net carrying value	$133	$107	$31
REO inventory, at period end (number of properties)	20	14	5

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 14: SEGMENT REPORTING — Table 14.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee assets and guarantee obligation, which were excluded from segment earnings in 2009.
(3)	Fair value-related adjustments in 2009 consist principally of the write-down of our investment in LIHTC partnerships in 2009. Tax-related adjustments in 2009 consist of the establishment of a partial valuation allowance against our deferred tax assets that are not included in Multifamily Segment Earnings.
(4)	Excludes our guarantees issued under the HFA initiative.
(5)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(6)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(7)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

106	Freddie Mac

Our purchase and guarantee of multifamily loans, excluding HFA-related guarantees, increased approximately 37% to $20.3 billion for 2011, compared to $14.8 billion and $16.6 billion during 2010 and 2009, respectively. We completed Other Guarantee Transactions, excluding HFA-related guarantees, of $11.7 billion, $5.7 billion, and $2.0 billion in UPB of multifamily loans in 2011, 2010, and 2009, respectively. The UPB of the total multifamily portfolio increased to $176.7 billion at December 31, 2011 from $169.5 billion at December 31, 2010, primarily due to increased issuance of Other Guarantee Transactions, partially offset by maturities and other repayments of multifamily held-for-investment mortgage loans. We expect our purchase and guarantee activity to continue to increase, but at a more moderate pace, in 2012.

Segment Earnings for our Multifamily segment increased to $1.3 billion in 2011, compared to $965 million in 2010, primarily due to improvement in provision (benefit) for credit losses and lower losses on mortgage loans recorded at fair value, partially offset by higher security impairments on the CMBS portfolio. Our total comprehensive income for our Multifamily segment was $2.2 billion in 2011, consisting of: (a) Segment Earnings of $1.3 billion; and (b) $0.9 billion of total other comprehensive income, which was mainly attributable to changes in fair value of available-for-sale CMBS in 2011.

Segment Earnings (loss) for our Multifamily segment increased to $965 million for 2010 compared to $(511) million for 2009, primarily due to increased net interest income and lower provision for credit losses in 2010. Our total comprehensive income for our Multifamily segment was $5.0 billion in 2010, consisting of: (a) Segment Earnings of $965 million; and (b) $4.1 billion of total other comprehensive income, primarily resulting from improved fair values on available-for-sale CMBS. Our total comprehensive income for our Multifamily segment was $6.8 billion in 2009, consisting of: (a) Segment Earnings (loss) of $(0.5) billion; and (b) $7.3 billion of total other comprehensive income.

Segment Earnings net interest income increased to $1.2 billion in 2011 from $1.1 billion in 2010, primarily due to lower funding costs on allocated debt in 2011. Net interest yield was 83 and 77 basis points in 2011 and 2010, respectively. Segment Earnings net interest income increased $258 million, or 30%, for 2010 compared to 2009, due to lower funding costs on allocated debt in 2010, which declined principally due to the removal of the LIHTC investments from the Multifamily segment in the fourth quarter of 2009. See “NOTE 3: VARIABLE INTEREST ENTITIES” for further information on our LIHTC investments. Net interest income was also positively impacted in 2010 by an increase in prepayment fees driven by an increase in refinancing in 2010, as compared to 2009. As a result, net interest yield was 77 basis points in 2010, an improvement of 22 basis points from 2009.

Segment Earnings non-interest income (loss) was $202 million, $248 million, and $(536) million in 2011, 2010, and 2009, respectively. The decline in 2011 was primarily driven by higher security impairments on CMBS, partially offset by lower losses recognized on mortgage loans recorded at fair value primarily reflecting improving market factors, such as credit and liquidity. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates. The improvement in Segment Earnings non-interest income (loss) in 2010, compared to 2009, was primarily due to the absence of LIHTC partnership losses and higher gains recognized on the sale of loans through securitization in 2010.

While our Multifamily Segment Earnings management and guarantee income increased 26% in 2011, compared to 2010, the average rate realized on our guarantee portfolio declined to 42 basis points in 2011 from 50 basis points in 2010. The decline in our average rate in 2011 reflects the impact from our increased volume of Other Guarantee Transactions, which have lower credit risk associated with our guarantee (and thus we charge a lower rate) relative to other issued guarantees because these transactions contain significant levels of credit enhancement through subordination.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 6.3, 9.6, and 4.4 basis points in 2011, 2010, and 2009, respectively. Our Multifamily segment recognized a provision (benefit) for credit losses of $(196) million, $99 million, and $574 million in 2011, 2010, and 2009, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $545 million, $828 million, and $831 million as of December 31, 2011, 2010, and 2009, respectively. The decline in our loan loss reserves in 2011 was driven by positive trends in vacancy rates and effective rents, as well as stabilizing or improved property values.

The credit quality of the multifamily mortgage portfolio remains strong, as evidenced by low delinquency rates and credit losses, and we believe reflects prudent underwriting practices. The delinquency rate for loans in the multifamily mortgage portfolio was 0.22%, 0.26%, and 0.20% as of December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, more than half of the multifamily loans that were two or more monthly payments past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans. We expect our multifamily delinquency rate to remain relatively stable in 2012. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further

107	Freddie Mac

information about our reported multifamily delinquency rates and credit enhancements on multifamily loans. For further information on delinquencies, including geographical and other concentrations, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which are comprised primarily of restricted cash and cash equivalents at December 31, 2011. These short-term assets, related to our consolidated VIEs, decreased by $9.2 billion from December 31, 2010 to December 31, 2011, primarily due to a relative decline in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $28.4 billion and $37.0 billion of cash and cash equivalents, $0 billion and $1.4 billion of federal funds sold, and $12.0 billion and $15.8 billion of securities purchased under agreements to resell at December 31, 2011 and 2010, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $32.4 billion and $33.0 billion of cash and cash equivalents and $13.2 billion and $19.1 billion of federal funds sold and securities purchased under agreements to resell during the three months and year ended December 31, 2011, respectively.

Beginning in the third quarter of 2011, we changed the composition of our portfolio of liquid assets to hold more cash and overnight investments given the market’s concerns about the potential for a downgrade in the credit ratings of the U.S. government and the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit. For more information regarding liquidity management and credit ratings, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Investments in Securities

The two tables below provide detail regarding our investments in securities as of December 31, 2011, 2010 and 2009. The tables do not include our holdings of single-family PCs and certain Other Guarantee Transactions as of December 31, 2011 and 2010. For information on our holdings of such securities, see “Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

108	Freddie Mac

Table 21 — Investments in Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in millions)

December 31, 2011
Available-for-sale mortgage-related securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Subprime	41,347	60	(13,408)	27,999
CMBS	53,637	2,574	(548)	55,663
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Fannie Mae	19,023	1,303	(4)	20,322
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766
Ginnie Mae	219	30	—	249

Total investments in available-for-sale mortgage-related securities	$220,217	$10,557	$(20,115)	$210,659

December 31, 2010
Available-for-sale mortgage-related securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total investments in available-for-sale mortgage-related securities	$247,523	$8,188	$(23,077)	$232,634

December 31, 2009
Available-for-sale mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
CMBS	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total available-for-sale mortgage-related securities	413,956	10,850	(42,675)	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total available-for-sale non-mortgage-related securities	2,444	109	—	2,553

Total investments in available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

Table 22 — Investments in Trading Securities

	December 31,
	2011	2010	2009
	(in millions)

Mortgage-related securities:
Freddie Mac	$16,047	$13,437	$170,955
Fannie Mae	15,165	18,726	34,364
Ginnie Mae	156	172	185
Other	164	31	28

Total mortgage-related securities	31,532	32,366	205,532

Non-mortgage-related securities:
Asset-backed securities	302	44	1,492
Treasury bills	100	17,289	14,787
Treasury notes	24,712	10,122	—
FDIC-guaranteed corporate medium-term notes	2,184	441	439

Total non-mortgage-related securities	27,298	27,896	16,718

Total fair value of investments in trading securities	$58,830	$60,262	$222,250

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities classified as trading of $27.3 billion and $27.9 billion as of December 31, 2011 and 2010,

109	Freddie Mac

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

The table below provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. The table below does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2011			December 31, 2010
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$72,795	$9,753	$82,548	$79,955	$8,118	$88,073
Multifamily	1,216	1,792	3,008	339	1,756	2,095

Total Freddie Mac mortgage-related securities	74,011	11,545	85,556	80,294	9,874	90,168

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	16,543	15,998	32,541	21,238	18,139	39,377
Multifamily	52	76	128	228	88	316
Ginnie Mae:
Single-family	253	104	357	296	117	413
Multifamily	16	—	16	27	—	27

Total Non-Freddie Mac agency securities	16,864	16,178	33,042	21,789	18,344	40,133

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	336	48,696	49,032	363	53,855	54,218
Option ARM	—	13,949	13,949	—	15,646	15,646
Alt-A and other	2,128	14,662	16,790	2,405	16,438	18,843
CMBS	19,735	34,375	54,110	21,401	37,327	58,728
Obligations of states and political subdivisions(5)	7,771	22	7,793	9,851	26	9,877
Manufactured housing	831	129	960	930	150	1,080

Total non-agency mortgage-related securities(6)	30,801	111,833	142,634	34,950	123,442	158,392

Total UPB of mortgage-related securities	$121,676	$139,556	261,232	$137,033	$151,660	288,693

Premiums, discounts, deferred fees, impairments of
UPB and other basis adjustments			(12,363)			(11,839)
Net unrealized (losses) on mortgage-related securities,
pre-tax			(6,678)			(11,854)

Total carrying value of mortgage-related securities			$242,191			$265,000

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 29 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 37% and 50% of these securities held at December 31, 2011 and 2010, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% and 23% of total non-agency mortgage-related securities held at December 31, 2011 and 2010, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

110	Freddie Mac

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

Table 24 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2011		December 31, 2010
	UPB	Fair Value	UPB	Fair Value
		(in millions)

Agency pass-through securities(1)	$24,283	$26,193	$31,184	$33,459
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	2,863	—	3,800
Principal-only securities(3)	3,569	3,344	4,631	4,067
Inverse floating-rate securities(4)	4,839	6,826	3,512	4,478
Other Structured Securities	85,907	93,805	90,974	96,886

Total agency securities	118,598	133,031	130,301	142,690
Non-agency securities(5)	142,634	109,160	158,392	122,310

Total mortgage-related securities	$261,232	$242,191	$288,693	$265,000

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e. higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes fair values of $2 million and $5 million of interest-only securities at December 31, 2011 and December 31, 2010, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $288.7 billion at December 31, 2010 to $261.2 billion at December 31, 2011, while the fair value of these investments decreased from $265.0 billion at December 31, 2010 to $242.2 billion at December 31, 2011. The reduction resulted from our purchase activity remaining less than liquidations, consistent with our efforts to reduce our mortgage-related investments portfolio, as described in “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.” The UPB and fair value of inverse floating-rate securities increased as we created new inverse floating-rate securities from existing mortgage-related securities that were on our consolidated balance sheets. We create inverse floating-rate securities and other REMICs and sell tranches that are in demand by investors to reduce our asset balance, while conserving value for the taxpayer. These securities are managed in the overall context of our interest-rate risk management strategy and framework.

The table below summarizes our mortgage-related securities purchase activity for 2011, 2010 and 2009. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Effective January 1, 2010, purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

111	Freddie Mac

Table 25 — Total Mortgage-Related Securities Purchase Activity(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$77	$69	$56
Non-agency mortgage-related securities purchased for Other Guarantee Transactions(2)	11,527	9,579	10,189

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	11,604	9,648	10,245

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	5,835	—	43,298
Variable-rate	2,297	373	2,697

Total Fannie Mae	8,132	373	45,995

Ginnie Mae fixed-rate	—	—	27

Total agency securities	8,132	373	46,022

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	14	—	—
Variable-rate	179	40	—

Total CMBS	193	40	—
Obligations of states and political subdivisions fixed-rated		—	180

Total non-agency mortgage-related securities	193	40	180

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	8,325	413	46,202

Total non-Freddie Mac mortgage-related securities purchased	$19,929	$10,061	$56,447

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$94,543	$40,462	$176,974
Variable-rate	5,057	923	5,414
Multifamily:
Fixed-rate	355	271	—
Variable-rate	117	111	—

Total Freddie Mac mortgage-related securities purchased	$100,072	$41,767	$182,388

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases in 2011 and 2010 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information on this component of the HFA Initiative.

During the year ended December 31, 2011, we increased our participation in dollar roll transactions, primarily to support the market and pricing of our PCs. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of income and comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. The increase in our purchases of agency securities in 2011, reflected in “Table 25 — Total Mortgage-Related Securities Purchase Activity” is attributed primarily to these transactions. For more information, see “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business.”

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At December 31, 2011, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $20.1 billion, compared to $23.1 billion at December 31, 2010. The decrease was primarily due to gains on our agency securities and CMBS as a result of the impact of declining rates and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by losses on our single-family non-agency mortgage-related securities primarily due to widening OAS levels. We believe the unrealized losses related to these securities at December 31, 2011 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

112	Freddie Mac

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. Since the first quarter of 2008, we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. The two tables below present information about our holdings of our available-for-sale non-agency mortgage-related securities backed by subprime, option ARM and Alt-A loans.

113	Freddie Mac

Table 26 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(dollars in millions)

UPB:
Subprime first lien(2)	$48,644	$49,794	$51,070	$52,403	$53,756
Option ARM	13,949	14,351	14,778	15,232	15,646
Alt-A(3)	14,260	14,643	15,059	15,487	15,917
Gross unrealized losses, pre-tax:(4)
Subprime first lien(2)	$13,401	$14,132	$13,764	$12,481	$14,026
Option ARM	3,169	3,216	3,099	3,170	3,853
Alt-A(3)	2,612	2,468	2,171	1,941	2,096
Present value of expected future credit losses:(5)
Subprime first lien(2)	$6,746	$5,414	$6,487	$6,612	$5,937
Option ARM	4,251	4,434	4,767	4,993	4,850
Alt-A(3)	2,235	2,204	2,310	2,401	2,469
Collateral delinquency rate:(6)
Subprime first lien(2)	42%	42%	42%	44%	45%
Option ARM	44	44	44	44	44
Alt-A(3)	25	25	26	26	27
Average credit enhancement:(7)
Subprime first lien(2)	21%	22%	23%	24%	25%
Option ARM	7	8	10	11	12
Alt-A(3)	7	7	8	8	9
Cumulative collateral loss:(8)
Subprime first lien(2)	22%	21%	20%	19%	18%
Option ARM	17	16	15	14	13
Alt-A(3)	8	8	7	7	6

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our total portfolio of non-agency mortgage-related securities (which are set forth in “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets”) decreased to $14.0 billion at December 31, 2011 from $14.3 billion at December 31, 2010. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily due to the impact of lower interest rates in 2011 resulting in a benefit from expected structural credit enhancements on the securities. The impact of lower interest rates was partially offset by the impact of declines in forecasted home prices.

114	Freddie Mac

Table 27 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(in millions)

Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,159	$1,287	$1,341	$1,361	$1,512
Principal cash shortfalls	7	6	10	14	6
Option ARM:
Principal repayments	$298	$318	$331	$315	$347
Principal cash shortfalls	103	109	123	100	111
Alt-A and other:
Principal repayments	$385	$425	$464	$452	$537
Principal cash shortfalls	80	81	84	81	62

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

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

In June 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained. For more information, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

On September 2, 2011, FHFA announced that, as Conservator for Freddie Mac and Fannie Mae, it had filed lawsuits against 17 financial institutions and related defendants alleging: (a) violations of federal securities laws; and (b) in certain lawsuits, common law fraud in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. FHFA, as Conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.5 billion on impaired non-agency mortgage-related securities, of which $193 million and $823 million related to the three months and year ended December 31, 2011, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. It is difficult to estimate the point at which structural credit enhancements will be exhausted and we will incur actual losses. During the year ended December 31, 2011, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

115	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings.

Table 28 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(in millions)

Subprime:(1)
2006 & 2007	$472	$29	$67	$717	$1,192
Other years	8	2	3	17	15

Total subprime	480	31	70	734	1,207

Option ARM:
2006 & 2007	40	15	43	232	585
Other years	19	4	22	49	83

Total option ARM	59	19	65	281	668

Alt-A:
2006 & 2007	22	29	16	15	204
Other years	21	10	15	23	161

Total Alt-A	43	39	31	38	365

Other loans	3	41	1	2	7

Total subprime, option ARM, Alt-A and other loans	585	130	167	1,055	2,247
CMBS	8	27	183	135	19
Manufactured housing	2	4	2	3	4

Total available-for-sale mortgage-related securities	$595	$161	$352	$1,193	$2,270

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $595 million and $2.3 billion during the three months and year ended December 31, 2011, respectively, compared to $2.3 billion and $4.3 billion during the three months and year ended December 31, 2010, respectively. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. These impairments include $585 million and $1.9 billion of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three months and year ended December 31, 2011, respectively, compared to $2.2 billion and $4.2 billion during the three months and year ended December 31, 2010, respectively. In addition, during the year ended December 31, 2011, these impairments include recognition of the fair value declines related to certain investments in CMBS of $181 million as an impairment charge in earnings, as we have the intent to sell these securities. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at December 31, 2011. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2011 and have recorded these fair value losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors negatively impacting the performance of our investments in non-agency mortgage-related securities include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence during recent years. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California and Florida. Loans in these states undergoing economic stress are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

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

116	Freddie Mac

2011 and 2010. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Impacts related to changes in interest rates may also affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. Foreclosure processing suspensions can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the extent of the housing and economic downturn, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.” For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process.”

For information regarding our efforts to mitigate losses on our investments in non-agency mortgage-related securities, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk.”

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at December 31, 2011 based on their ratings as of December 31, 2011, as well as those held at December 31, 2010 based on their ratings as of December 31, 2010 using the lowest rating available for each security.

117	Freddie Mac

Table 29 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Bond
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of December 31, 2011	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$1,000	2%	$1,000	$(115)	$23
Other investment grade	2,643	5	2,643	(399)	383
Below investment grade(2)	45,389	93	37,704	(12,894)	1,641

Total	$49,032	100%	$41,347	$(13,408)	$2,047

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	76	1	76	(8)	76
Below investment grade(2)	13,873	99	8,943	(3,161)	39

Total	$13,949	100%	$9,019	$(3,169)	$115

Alt-A and other loans:
AAA-rated	$350	2%	$348	$(20)	$6
Other investment grade	2,237	13	2,260	(371)	310
Below investment grade(2)	14,203	85	11,053	(2,421)	2,139

Total	$16,790	100%	$13,661	$(2,812)	$2,455

CMBS:
AAA-rated	$25,499	47%	$25,540	$(22)	$42
Other investment grade	25,421	47	25,394	(346)	1,585
Below investment grade(2)	3,190	6	2,851	(180)	1,697

Total	$54,110	100%	$53,785	$(548)	$3,324

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,849	20%	$26,888	$(157)	$71
Other investment grade	30,377	23	30,373	(1,124)	2,354
Below investment grade(2)	76,655	57	60,551	(18,656)	5,516

Total	$133,881	100%	$117,812	$(19,937)	$7,941

Total investments in mortgage-related securities	$261,232
Percentage of subprime, option ARM, Alt-A and other loans, and
CMBS of total investments in mortgage-related securities	51%

Credit Ratings as of December 31, 2010
Subprime loans:
AAA-rated	$2,085	4%	$2,085	$(199)	$31
Other investment grade	3,407	6	3,408	(436)	449
Below investment grade(2)	48,726	90	42,423	(13,421)	1,789

Total	$54,218	100%	$47,916	$(14,056)	$2,269

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	139	1	140	(18)	129
Below investment grade(2)	15,507	99	10,586	(3,835)	50

Total	$15,646	100%	$10,726	$(3,853)	$179

Alt-A and other loans:
AAA-rated	$1,293	7%	$1,301	$(87)	$7
Other investment grade	2,761	15	2,765	(362)	368
Below investment grade(2)	14,789	78	11,498	(2,002)	2,443

Total	$18,843	100%	$15,564	$(2,451)	$2,818

CMBS:
AAA-rated	$28,007	48%	$28,071	$(52)	$42
Other investment grade	26,777	45	26,740	(676)	1,655
Below investment grade(2)	3,944	7	3,653	(1,191)	1,704

Total	$58,728	100%	$58,464	$(1,919)	$3,401

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$31,385	21%	$31,457	$(338)	$80
Other investment grade	33,084	23	33,053	(1,492)	2,601
Below investment grade(2)	82,966	56	68,160	(20,449)	5,986

Total	$147,435	100%	$132,670	$(22,279)	$8,667

Total investments in mortgage-related securities	$288,693
Percentage of subprime, option ARM, Alt-A and other loans, and
CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB– and certain securities that are no longer rated.

118	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheet declined to $1.8 trillion as of December 31, 2011 from $1.9 trillion as of December 31, 2010. This decline reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity in 2011, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and increased competition from Ginnie Mae and FHA/VA. Our single-family loan purchase and guarantee activity in 2011 was at the lowest level we have experienced in the last several years. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans on our consolidated balance sheets.

The UPB of unsecuritized single-family mortgage loans increased by $22.8 billion to $171.7 billion at December 31, 2011 from $148.9 billion at December 31, 2010, primarily due to our continued removal of seriously delinquent and modified loans from the mortgage pools underlying our PCs. Based on the amount of the recorded investment of these loans, approximately $72.4 billion, or 4.2%, of the single-family mortgage loans on our consolidated balance sheet as of December 31, 2011 were seriously delinquent, as compared to $84.2 billion, or 4.7%, as of December 31, 2010. This decline was primarily due to modifications, foreclosure transfers, and short sale activity. The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts. We expect that our holdings of unsecuritized single-family loans will continue to increase in 2012 due to the recent revisions to HARP, which will result in our purchase of mortgages with LTV ratios greater than 125%, as we have not yet implemented a securitization process for such loans. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” for additional information on HARP.

The UPB of unsecuritized multifamily mortgage loans was $82.3 billion at December 31, 2011 and $85.9 billion at December 31, 2010. Our multifamily loan activity in 2011 primarily consisted of purchases of loans intended for securitization and subsequently sold through Other Guarantee Transactions. We expect to continue to purchase and subsequently securitize multifamily loans, which supports liquidity for the multifamily market and affordability for multifamily rental housing, as our primary multifamily business strategy.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $39.5 billion and $39.9 billion at December 31, 2011 and 2010, respectively, including $38.9 billion and $39.1 billion, respectively, related to single-family loans. At December 31, 2011 and 2010, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, was 2.1% and 2.0%, respectively, and as a percentage of the UPB associated with our non-performing loans was 32.0% and 33.7%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Loan Loss Reserves” for more information about our loan loss reserves.

The table below summarizes our purchase and guarantee activity in mortgage loans. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

119	Freddie Mac

Table 30 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Year Ended December 31,
	2011		2010		2009
	UPB	% of	UPB	% of	UPB	% of
	Amount	Total	Amount	Total	Amount	Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$194,746	57%	$258,621	64%	$392,291	80%
20-year amortizing fixed-rate	21,378	6	23,852	6	11,895	2
15-year amortizing fixed-rate	78,543	23	83,025	21	64,590	13
Adjustable-rate(2)	25,685	8	16,534	4	2,809	1
Interest-only(3)	—	—	909	<1	845	<1
HFA bonds	—	—	2,469	1	802	<1
FHA/VA and other governmental	441	<1	968	<1	2,118	1

Total single-family(4)	320,793	94	386,378	96	475,350	97

Multifamily(5)	20,325	6	15,372	4	16,571	3

Total mortgage loan purchases and other guarantee commitment activity(5)	$341,118	100%	$401,750	100%	$491,921	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(6)	8%		9%		8%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (5) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the years ended December 31, 2011, 2010, or 2009.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Includes $27.7 billion, $23.9 billion, and $26.3 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the years ended December 31, 2011, 2010, and 2009 respectively.
(5)	Includes issuances of other guarantee commitments on single-family loans of $4.4 billion, $5.7 billion, and $2.4 billion and issuances of other guarantee commitments on multifamily loans of $1.0 billion, $1.7 billion, and $0.5 billion during the years ended December 31, 2011, 2010, and 2009, respectively, which include our unsecuritized guarantees of HFA bonds under the TCLFP in 2010 and 2009.
(6)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 16.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

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

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of December 31, 2011. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

120	Freddie Mac

Table 31 — Derivative Fair Values and Maturities

	December 31, 2011
	Notional or		Fair Value(1)
	Contractual	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$195,716	$10,651	$22	$390	$2,054	$8,185
Weighted average fixed rate(4)			1.17%	1.03%	2.26%	3.35%
Forward-starting swaps(5)	16,092	2,239	—	—	—	2,239
Weighted average fixed rate(4)			—%	—%	—%	3.96%

Total receive-fixed	211,808	12,890	22	390	2,054	10,424

Basis (floating to floating)	2,750	(2)	—	(6)	4	—
Pay-fixed:
Swaps	276,564	(31,565)	(62)	(1,319)	(6,108)	(24,076)
Weighted average fixed rate(4)			1.59%	2.20%	3.13%	3.84%
Forward-starting swaps(5)	12,771	(2,923)	—	—	—	(2,923)
Weighted average fixed rate(4)			—%	—%	—%	5.16%

Total pay-fixed	289,335	(34,488)	(62)	(1,319)	(6,108)	(26,999)

Total interest-rate swaps	503,893	(21,600)	(40)	(935)	(4,050)	(16,575)

Option-based:
Call swaptions
Purchased	76,275	12,975	5,348	3,895	816	2,916
Written	27,525	(2,932)	(118)	(2,556)	(258)	—
Put swaptions
Purchased	70,375	638	24	49	166	399
Written	500	(2)	(2)	—	—	—
Other option-based derivatives(6)	38,549	2,254	—	—	—	2,254

Total option-based	213,224	12,933	5,252	1,388	724	5,569

Futures	41,281	5	5	—	—	—
Foreign-currency swaps	1,722	97	34	63	—	—
Commitments(7)	14,318	(56)	(56)	—	—	—
Swap guarantee derivatives	3,621	(37)	—	(1)	(1)	(35)

Subtotal	778,059	(8,658)	$5,195	$515	$(3,327)	$(11,041)

Credit derivatives	10,190	(4)

Subtotal	788,249	(8,662)
Derivative interest receivable (payable), net		(1,069)
Trade/settle receivable (payable), net		1
Derivative cash collateral (held) posted, net		9,413

Total	$788,249	$(317)

(1)	Fair value is categorized based on the period from December 31, 2011 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of December 31, 2011.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

At December 31, 2011, the net fair value of our total derivative portfolio was $(317) million, as compared to $(1.1) billion at December 31, 2010. During the year ended December 31, 2011, the fair value of our total derivative portfolio increased primarily due to additional cash collateral we posted to our counterparties during this period, partially offset by the impact of declines in interest rates. See “NOTE 11: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2011 and 2010, as well as derivative collateral posted and held.

121	Freddie Mac

The table below summarizes the changes in derivative fair values.

Table 32 — Changes in Derivative Fair Values

	2011(1)	2010(2)
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(6,560)	$(2,267)
Net change in:
Commitments(3)	(36)	(31)
Credit derivatives	(11)	(8)
Swap guarantee derivatives	(1)	(2)
Other derivatives:(4)
Changes in fair value	(3,383)	(3,508)
Fair value of new contracts entered into during the period(5)	594	444
Contracts realized or otherwise settled during the period	735	(1,188)

Ending balance, at December 31 — Net asset (liability)	$(8,662)	$(6,560)

(1)	Refer to “Table 31 — Derivative Fair Values and Maturities” for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of December 31, 2011.
(2)	At December 31, 2010, fair value in this table excludes derivative interest receivable or (payable), net of $(820) million, trade/settle receivable or (payable), net of $1 million, and derivative cash collateral posted, net of $6.3 billion.
(3)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(4)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(5)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee. The balance of our REO, net, declined to $5.7 billion at December 31, 2011 from $7.1 billion at December 31, 2010. We believe the volume of our single-family REO acquisitions in 2011 was less than it otherwise would have been due to delays in the foreclosure process, particularly in states that require a judicial foreclosure process. While we expect the delays to ease in 2012, we also expect these delays will remain above historical levels. We also expect our REO inventory to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during 2012 as our servicers work through their foreclosure-related issues. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting REO inventory could have a negative impact on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

We recognize deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. We record valuation allowances to reduce our net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or, with respect to the portion of our deferred tax assets related to our available-for-sale securities, our intent and ability to hold such securities to the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized or whether a valuation allowance is necessary.

After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we continue to record a valuation allowance on a portion of our net deferred tax assets as of December 31, 2011 and 2010. Our valuation allowance increased by $2.3 billion during 2011 to $35.7 billion, primarily attributable to an increase in temporary differences during the period. As of December 31, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.5 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

122	Freddie Mac

IRS Examinations

Prior to 2011, the IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years, principally related to questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the 1998 to 2005 Statutory Notices. We paid the tax assessed in the Statutory Notice received for the years 2006 to 2007 of $36 million and will seek a refund through the administrative process, which could include filing suit in Federal District Court. We believe appropriate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 13: INCOME TAXES.”

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets decreased to $10.5 billion as of December 31, 2011 from $10.9 billion as of December 31, 2010 primarily because of a decrease in other receivables related to mortgage insurers and credit enhancements due to a decline in default volume. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

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

The table below reconciles the par value of other debt and the UPB of debt securities of consolidated trusts held by third parties to the amounts shown on our consolidated balance sheets.

Table 33 — Reconciliation of the Par Value and UPB to Total Debt, Net

	December 31,
	2011	2010
	(in millions)

Total debt:
Other debt:
Par value	$674,314	$728,217
Unamortized balance of discounts and premiums(1)	(13,891)	(14,529)
Hedging-related and other basis adjustments(2)	123	252

Subtotal	660,546	713,940
Debt securities of consolidated trusts held by third parties:
UPB	1,452,476	1,517,001
Unamortized balance of discounts and premiums	18,961	11,647

Subtotal	1,471,437	1,528,648

Total debt, net	$2,131,983	$2,242,588

(1)	Primarily represents unamortized discounts on zero-coupon debt.
(2)	Primarily represents deferrals related to debt instruments that were in hedge accounting relationships, and changes in the fair value attributable to instrument-specific interest-rate and credit risk related to foreign-currency denominated debt.

123	Freddie Mac

The table below summarizes our other short-term debt.

Table 34 — Other Short-Term Debt

	2011
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Any Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$161,149	0.11%	$181,209	0.17%	$196,126
Medium-term notes	250	0.24	826	0.23	2,564
Federal funds purchased and securities sold under agreements to repurchase	—	—	13	0.16	—

Other short-term debt	$161,399	0.11

	2010
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Any Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$194,742	0.24%	$213,465	0.25%	$240,037
Medium-term notes	2,364	0.31	1,955	0.34	3,661
Federal funds purchased and securities sold under agreements to repurchase	—	—	72	0.30	—

Other short-term debt	$197,106	0.25

	2009
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Any Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$227,611	0.26%	$261,020	0.70%	$340,307
Medium-term notes	10,560	0.69	19,372	1.10	34,737
Federal funds purchased and securities sold under agreements to repurchase	—	—	33	0.29	—

Other short-term debt	$238,171	0.28

(1)	Represents par value, net of associated discounts and premiums, of which $0.2 billion, $0.9 billion, and $0.5 billion of short-term debt represents the fair value of debt securities with the fair value option elected at December 31, 2011, 2010, and 2009, respectively.
(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs.
(3)	Represents par value, net of associated discounts, premiums, and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.
(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs.

124	Freddie Mac

The table below presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type.

Table 35 — Freddie Mac Mortgage-Related Securities(1)

	December 31, 2011			December 31, 2010			December 31, 2009
	Issued by	Issued by		Issued by	Issued by
	Consolidated	Non-Consolidated		Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Trusts	Trusts	Total	Total
	(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,123,105	$—	$1,123,105	$1,213,448	$—	$1,213,448	$1,318,053
20-year amortizing fixed-rate	68,584	—	68,584	65,210	—	65,210	57,705
15-year amortizing fixed-rate	252,563	—	252,563	248,702	—	248,702	241,721
Adjustable-rate(2)	69,402	—	69,402	61,269	—	61,269	68,428
Interest-only(3)	59,007	—	59,007	79,835	—	79,835	131,529
FHA/VA and other governmental	3,267	—	3,267	3,369	—	3,369	1,343

Total single-family	1,575,928	—	1,575,928	1,671,833	—	1,671,833	1,818,779

Multifamily	—	4,496	4,496	—	4,603	4,603	5,085

Total single-family and multifamily	1,575,928	4,496	1,580,424	1,671,833	4,603	1,676,436	1,823,864

Other Guarantee Transactions:
HFA bonds:(4)
Single-family	—	6,118	6,118	—	6,168	6,168	3,113
Multifamily	—	966	966	—	1,173	1,173	391

Total HFA bonds	—	7,084	7,084	—	7,341	7,341	3,504
Other:
Single-family(5)	12,877	3,838	16,715	15,806	4,243	20,049	23,841
Multifamily	—	19,682	19,682	—	8,235	8,235	2,655

Total Other Guarantee Transactions	12,877	23,520	36,397	15,806	12,478	28,284	26,496

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(6)	—	779	779	—	857	857	949
Total Freddie Mac Mortgage-Related Securities	$1,588,805	$35,879	$1,624,684	$1,687,639	$25,279	$1,712,918	$1,854,813

Less: Repurchased Freddie Mac Mortgage-
Related Securities(7)	(136,329)			(170,638)

Total UPB of debt securities of consolidated trusts held by third parties	$1,452,476			$1,517,001

(1)	2011 and 2010 amounts are based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled. 2009 amounts are based on UPB of the mortgage loans underlying our mortgage-related financial guarantees.
(2)	Includes $1.2 billion, $1.3 billion, and $1.4 billion in UPB of option ARM mortgage loans as of December 31, 2011, 2010, and 2009, respectively. See endnote (5) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of bonds we acquired and resecuritized under the NIBP.
(5)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $7.3 billion, $8.4 billion, and $9.6 billion in UPB of securities backed by option ARM mortgage loans at December 31, 2011, 2010, and 2009, respectively.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 92% at both December 31, 2011 and 2010. The majority of newly issued Freddie Mac single-family mortgage-related securities during 2011 were backed by refinance mortgages. During 2011, the UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 5.9%, as the volume of our new issuances has been less than the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $19.7 billion as of December 31, 2011 from $8.2 billion as of December 31, 2010, due to increased multifamily loan securitization activity.

125	Freddie Mac

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 36 — Freddie Mac Mortgage-Related Securities by Class Type(1)

	December 31,
	2011	2010	2009
	(in millions)

Held by Freddie Mac:
Single-class	$125,271	$157,752	$255,171
Multiclass	98,396	105,851	119,444

Total held by Freddie Mac(2)	223,667	263,603	374,615

Held by third parties:
Single-class	949,301	1,020,200	1,031,869
Multiclass	451,716	429,115	448,329

Total held by third parties	1,401,017	1,449,315	1,480,198

Total Freddie Mac mortgage-related securities(2)	$1,624,684	$1,712,918	$1,854,813

(1)	Based on UPB of the securities and excludes mortgage-related securities traded, but not yet settled.
(2)	Beginning January 1, 2010, includes single-family single-class and certain multiclass securities held by us, which are recorded as extinguishments of debt securities of consolidated trusts on our consolidated balance sheets. Prior to 2010, all Freddie Mac mortgage-related securities held by us were accounted for as investments in securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies related to our investments in securities and debt securities of consolidated trusts.

The table below presents issuances and extinguishments of the debt securities of our consolidated trusts during 2011 and 2010, as well as the UPB of consolidated trusts held by third parties.

Table 37 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Year Ended December 31,
	2011	2010
	(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,517,001	$1,564,093
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	177,951	255,101
20-year amortizing fixed-rate	19,250	24,293
15-year amortizing fixed-rate	76,917	78,316
Adjustable-rate	25,675	15,869
Interest-only	152	845
FHA/VA	160	1,429
Debt securities of consolidated trusts retained by us at issuance	(10,910)	(15,725)

Net issuances of debt securities of consolidated trusts	289,195	360,128
Reissuances of debt securities of consolidated trusts previously held by us(2)	80,485	51,209

Total issuances to third parties of debt securities of consolidated trusts	369,680	411,337
Extinguishments, net(3)	(434,205)	(458,429)

Ending balance of debt securities of consolidated trusts held by third parties	$1,452,476	$1,517,001

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of December 31, 2011 and 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities decreased to $6.0 billion as of December 31, 2011 from $8.1 billion as of December 31, 2010 primarily because of a decrease in: (a) credit loss-related liabilities, largely due to short sale adjustments related to accrued estimated losses on unsettled transactions; and (b) servicer advanced interest liabilities, due to a decrease in seriously delinquent loans during the year ended December 31, 2011. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

126	Freddie Mac

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 38 — Changes in Total Equity (Deficit)

						Twelve Months
	Three Months Ended					Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010	12/31/2011
	(in millions)

Beginning balance	$(5,991)	$(1,478)	$1,237	$(401)	$(58)	$(401)
Net income (loss)	619	(4,422)	(2,139)	676	(113)	(5,266)
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	701	(80)	903	1,941	1,097	3,465
Changes in unrealized gains (losses) related to cash flow hedge relationships	118	124	135	132	153	509
Changes in defined benefit plans	68	2	1	(9)	19	62

Total comprehensive income (loss)	1,506	(4,376)	(1,100)	2,740	1,156	(1,230)
Capital draw funded by Treasury	5,992	1,479	—	500	100	7,971
Senior preferred stock dividends declared	(1,655)	(1,618)	(1,617)	(1,605)	(1,603)	(6,495)
Other	2	2	2	3	4	9

Total equity (deficit)/Net worth	$(146)	$(5,991)	$(1,478)	$1,237	$(401)	$(146)

Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,171	$65,179	$63,700	$63,700	$63,200	$71,171
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$16,521	$14,866	$13,248	$11,631	$10,026	$16,521
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	23%	23%	21%	18%	16%	23%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

We requested a total of $7.6 billion and $13.0 billion in draws from Treasury under the Purchase Agreement to eliminate quarterly equity deficits for 2011 and 2010, respectively. In addition, we paid cash dividends to Treasury of $6.5 billion and $5.7 billion during 2011 and 2010, respectively.

Net unrealized losses on our available-for-sale securities in AOCI decreased by $701 million and $3.5 billion during the three months and year ended December 31, 2011, respectively. The decrease for the three months ended December 31, 2011 was primarily due to the impact of tightening OAS levels on our CMBS. The decrease for the year ended December 31, 2011 was primarily due to gains on our agency securities and CMBS as a result of the impact of declining rates and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by losses on our single-family non-agency mortgage-related securities due to widening OAS levels. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $118 million and $509 million during the three months and year ended December 31, 2011, respectively, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

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

Overall, the legal, political and regulatory influences on the financial services industry and the capital markets have increased and created significant challenges and, as a result, we believe that our risk profile increased in 2011. Drivers of this increase are: (a) mandated participation in government-sponsored assistance programs; (b) continued deterioration of the mortgage insurer sector, resulting in further concentration issues; and (c) weakened global macro-economic conditions and increased market volatility.

Internally, our environment has also contributed to a higher risk profile. We have observed: (a) a significant increase in people risk due to the uncertainty of the future of our company; (b) an increase in operational risk due to employee turnover, key person dependencies, and the level and pace of organizational change within our company; and (c) an

127	Freddie Mac

inadequacy of our business continuity and disaster recovery plans that may inhibit our ability to return to normal business operations in the event of a disaster event.

We expect legal, political and regulatory influences to continue to increase in 2012, which could increase uncertainty in the mortgage industry, increase our operational and people risks, and increase the uncertainty associated with the use of our models.

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

Institutional Credit Risk

Since 2008, challenging market conditions have adversely affected the liquidity and financial condition of our counterparties. The concentration of our exposure to our counterparties increased beginning in 2008 due to industry consolidation and counterparty failures.

Our exposure to single-family mortgage seller/servicers remained high during 2011 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We rely on our single-family seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. The financial condition of the mortgage insurance industry continued to deteriorate during 2011, and the substantial majority of our mortgage insurance exposure is concentrated with four counterparties all of which are under significant financial stress. In addition, our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

We continue to face challenges in reducing our risk concentrations with counterparties. Efforts we make to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties or increase concentration risk overall. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business. For more information, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.”

Non-Agency Mortgage-Related Security Issuers

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. However, agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions.

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

In June 2011, Bank of America Corporation announced that it, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide first-lien and second-lien residential mortgage-related securitization trusts. Bank of America indicated that the settlement is subject to final court approval and certain other conditions. There can be no assurance that final court approval of the settlement will be obtained or that all conditions will be satisfied. Bank of America noted that, given the number of investors and the complexity of the settlement, it is not possible to predict the timing or ultimate outcome of the court approval process, which could take a substantial period of time. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained. For more information, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

128	Freddie Mac

On September 2, 2011, FHFA announced that, as Conservator for Freddie Mac and Fannie Mae, it had filed lawsuits against 17 financial institutions and related defendants alleging: (a) violations of federal securities laws; and (b) in certain lawsuits, common law fraud in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. FHFA, as Conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the years ended December 31, 2011, 2010, and 2009 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 82% of our single-family purchase volume during 2011. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. accounted for 28% and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume in 2011.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. As part of our expansion of HARP, we have agreed not to require lenders to provide us with certain representations and warranties that they would ordinarily be required to commit to in selling loans to us. As a result, we may face greater exposure to credit and other losses on these HARP loans. For more information, see “Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Home Affordable Refinance Program.”

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

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. Some of our seller/servicers have failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. The table below provides a summary of our repurchase request activity for 2011, 2010, and 2009.

129	Freddie Mac

Table 39 — Repurchase Request Activity(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Beginning balance	$3,807	$4,201	$3,608
New requests issued	9,172	16,498	12,364
Requests collected(2)	(4,490)	(7,467)	(5,326)
Requests cancelled(3)	(5,707)	(9,298)	(4,776)
Other(4)	(66)	(127)	(1,669)

Ending Balance	$2,716	$3,807	$4,201

(1)	Beginning and ending balances represent the UPB of the loans associated with the repurchase requests. New requests issued and requests cancelled represent the amount of the request, while requests collected represent cash payment received.
(2)	Requests collected include payments received upon fulfillment of the repurchase request, reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated settlements, and other alternative remedies.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to counterparty failures.

As shown in the table above, the amount of new repurchase requests declined from $16.5 billion in 2010 to $9.2 billion in 2011. This decline reflects: (a) a lower volume of loan reviews performed in 2011 relating to loans originated in 2008 and prior years; (b) the reduction in the number of loans originated in 2005 to 2008, including those with higher risk characteristics, within our single-family credit guarantee portfolio; and (c) the increase in the number of loans covered by negotiated agreements (as discussed below) or originated by counterparties that defaulted in recent years.

The UPB of loans subject to open repurchase requests declined to approximately $2.7 billion as of December 31, 2011 from $3.8 billion as of December 31, 2010 because the combined volume of requests collected and cancelled exceeded the volume of new request issuances. As measured by UPB, approximately 39% and 34% of the repurchase requests outstanding at December 31, 2011 and December 31, 2010, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of December 31, 2011, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.4 billion, and approximately 48% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Mortgage insurance rescission repurchase requests tend to be outstanding longer than other repurchase requests for a number of reasons, including: (a) lenders do not agree with the basis used by the mortgage insurers to rescind coverage; (b) the mortgage insurers’ appeals process for rescissions can be lengthy (as long as one year or more); (c) lenders expect us to suspend repurchase enforcement until after the appeal decision by the mortgage insurer is made (although this is not our practice); and (d) in certain cases, we have agreed to consider a repurchase alternative that would allow certain of our seller/servicers to provide us a commitment for the amount of lost mortgage insurance coverage in lieu of a full repurchase. Until a decision on such a repurchase alternative is made, we temporarily suspend the collection efforts for outstanding repurchases associated with mortgage insurance rescission for these seller/servicers. Of the total amount of repurchase requests outstanding at December 31, 2011, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial. Our actual credit losses could increase should the mortgage insurance coverage not be reinstated and we fail to collect on these repurchase requests.

During 2010 and 2009, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that in 2011 it had “suspended certain future repurchase agreements with seller/servicers concerning their repurchase obligations pending the outcome” of a review by Freddie Mac of its loan sampling methodology. We are in discussions with FHFA concerning our review of our sampling methodology. We cannot predict when this process will be completed or whether or when FHFA will terminate or revise its suspension. It is possible that our loan sampling methodology could change in ways that increase our repurchase request volumes with our seller/servicers. During 2011, we expanded our reviews of defaulted loans to include certain loans that were previously excluded from our review process.

In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain of our larger seller/servicers to commit to plans for completing repurchases,

130	Freddie Mac

with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. As of December 31, 2011, our 13 largest seller/servicers, which hold more than 81% of all outstanding repurchase requests, are subject to the revised contract terms. We continue to review loans and pursue our rights to issue repurchase requests to our counterparties, as appropriate.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses as of December 31, 2011 and December 31, 2010; however, our actual recoveries may be different than our estimates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2011 and December 31, 2010; however, our actual losses may exceed our estimates.

The table below summarizes the percentage of our single-family credit guarantee portfolio by year of loan origination that is subject to agreements releasing loans from certain repurchase obligations, including TBW and other defaulted counterparties. Since January 1, 2009, we have entered into three negotiated agreements (including the agreements with GMAC and Bank of America discussed below) and have released repurchase obligations with 27 other seller/servicers who were either no longer in operation or no longer approved as our seller/servicers, at December 31, 2011.

Table 40 — Loans Released from Repurchase Obligations(1)

	As of December 31, 2011
		Percentage of Single-family
Year of origination:	UPB	Credit Guarantee Portfolio
	(in billions)

Negotiated agreements:
2008	$21.8	1.2%
2007	48.2	2.8
2006	38.0	2.2
2005	34.5	2.0
2004 and prior	23.4	1.3

Subtotal	165.9	9.5
Other released loans:(2)
2011 and 2010	0.3	<0.1
2009	11.5	0.7
2008	10.4	0.6
2007	16.3	0.9
2006	8.8	0.5
2005	6.3	0.4
2004 and prior	3.3	0.2

Total	$222.8	12.8%

(1)	Consists of all loans released from certain repurchase obligations since January 1, 2009.
(2)	Consists of loans associated with seller/servicers who were either no longer in business or no longer approved as our seller/servicers at, December 31, 2011. We received or, in some cases, expect to receive cash totaling approximately $0.1 billion from the FDIC or other third parties for the release of related loans from servicing obligations for defaulted seller/servicers.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of Ally Financial Inc. (formerly, GMAC Inc.), are seller/servicers that together serviced and subserviced for an affiliated entity approximately 4% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2011. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements. This agreement did not have a material impact on our 2011 or 2010 consolidated statements of income and comprehensive income. Ally Financial Inc. recently stated that the protracted period of adverse developments in the mortgage finance and credit markets has adversely affected Residential Capital LLC’s business, liquidity, and its capital position and has raised substantial doubt about Residential Capital LLC’s ability to continue as a going concern. Residential Capital LLC is the parent company of Residential Funding Company, LLC, one of our mortgage servicers. For information on our exposure to institutional counterparties, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.”

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and two of its affiliates, BAC Home Loans Servicing, LP and Countrywide Home Loans, Inc., to resolve our currently outstanding and future claims for repurchases arising from the breach of representations and warranties on certain loans purchased by us from Countrywide

131	Freddie Mac

Home Loans, Inc. and Countrywide Bank FSB. Under the terms of the agreement, we received a $1.28 billion cash payment in consideration for releasing Bank of America and its two affiliates from current and future repurchase requests arising from loans sold to us by the Countrywide entities for which the first regularly scheduled monthly payments were due on or before December 31, 2008. The UPB of the loans in this portfolio as of December 31, 2010, was approximately $114 billion. The agreement applies only to certain claims for repurchase based on breaches of representations and warranties and the agreement contains specified limitations and does not cover loans sold to us or serviced for us by other Bank of America entities. This agreement did not have a material impact on our 2011 or 2010 consolidated statements of income and comprehensive income.

On August 24, 2009, TBW filed for bankruptcy. Prior to that date, we had terminated TBW’s status as a seller/servicer of our loans. We had exposure to TBW with respect to its loan repurchase obligations. We also had exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009.

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

In June 2011, with the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. At the time of settlement, we estimated our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been substantially provided for in our financial statements through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

We understand that Ocala Funding, LLC, which is a wholly owned subsidiary of TBW, or its creditors, may file an action to recover certain funds paid to us prior to the TBW bankruptcy. However, no actions against Freddie Mac related to Ocala have been initiated in bankruptcy court or elsewhere to recover assets. We are also involved in an adversary proceeding in bankruptcy court brought by certain underwriters at Lloyds, London and London Market Insurance Companies against TBW, Freddie Mac, and other parties. For more information on these matters, including terms of the TBW settlement, see “NOTE 18: LEGAL CONTINGENCIES — Taylor, Bean & Whitaker Bankruptcy.”

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A., together serviced approximately 49% of our single-family mortgage loans as of December 31, 2011. Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A. serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans, as of December 31, 2011. Because we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected.

During the second half of 2010, a number of our single-family servicers, including several of our largest, announced that they were evaluating the potential extent of issues relating to the possible improper execution of documents associated with foreclosures of loans they service, including those they service for us. Some of these companies temporarily suspended foreclosure proceedings in certain states in which they do business. While these servicers generally resumed foreclosure proceedings in the first quarter of 2011, the rate at which they are effecting foreclosures has been slower than prior to the suspensions. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” for further information.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loan workout efforts, including under the MHA Program and the recent servicing alignment initiative, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. In addition, during 2011, there have been several regulatory developments that have

132	Freddie Mac

affected and will continue to significantly impact our single-family mortgage servicers. For more information on regulatory and other developments in mortgage servicing, and how these developments may impact our business, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

While we have legal remedies against seller/servicers who fail to comply with our contractual servicing requirements, we are exposed to institutional credit risk in the event of their insolvency or if, for other causes, seller/servicers fail to perform their obligations to repurchase affected mortgages, or (at our option) indemnify us for losses resulting from any breach, or pay damages for any breach. In the event a seller/servicer does not fulfill its repurchase or other responsibilities, we may seek partial recovery of amounts owed by the seller/servicer by transferring the applicable mortgage servicing rights of the seller/servicer to a different servicer. However, this option may be difficult to accomplish with respect to our largest seller/servicers due to the operational and capacity challenges of transferring a large servicing portfolio. In 2011, we changed most of our servicing standards to permit full or partial termination of loan servicing in order to transfer portions of the servicing portfolios to new servicers.

Multifamily Mortgage Seller/Servicers

As of December 31, 2011, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, and together serviced approximately 40% of our multifamily mortgage portfolio. For 2011, our top two multifamily sellers, CBRE Capital Markets, Inc. and NorthMarq Capital, LLC, accounted for 20% and 12%, respectively, of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 81% of our multifamily purchase volume for 2011.

In our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property’s financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provide credit enhancement fail to fulfill their obligation, we could experience increased credit losses.

We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing regular analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. In addition, state insurance authorities regulate mortgage insurers and we periodically meet with certain state authorities to discuss their views. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by such organizations. None of our mortgage insurers had a rating higher than BBB as of February 27, 2012. In evaluating the likelihood that an insurer will have the ability to pay our expected claims, we consider our own analysis of the insurer’s financial capacity, any downgrades in the insurer’s credit rating, and various other factors.

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we hold on our consolidated balance sheets as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments. We believe that many of our mortgage insurers are not sufficiently capitalized to withstand the stress of the current weak economic environment. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. In many cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. As a result of these and other factors, we reduced our expectations of recovery from several of these insurers in determining our allowance for loan losses associated with our single-family loans on our consolidated balance sheet as of December 31, 2011.

133	Freddie Mac

The table below summarizes our exposure to mortgage insurers as of December 31, 2011. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. As of December 31, 2011, most of the coverage outstanding from mortgage insurance shown in the table below is attributed to primary policies rather than pool insurance policies.

Table 41 — Mortgage Insurance by Counterparty

			As of December 31, 2011
		Credit Rating	Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B	Negative	$48.0	$28.3	$12.2
Radian Guaranty Inc	B	Negative	36.2	7.0	10.0
Genworth Mortgage Insurance Corporation	B	Negative	29.9	0.8	7.5
United Guaranty Residential Insurance Co.	BBB	Stable	28.4	0.2	7.0
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	24.0	1.3	6.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	19.5	1.9	4.9
Triad Guaranty Insurance Corp(6)	Not Rated	N/A	8.2	0.7	2.1
CMG Mortgage Insurance Co.	BBB	Negative	3.0	0.1	0.7
Essent Guaranty, Inc.	Not Rated	N/A	0.8	—	0.1

Total			$198.0	$40.3	$50.6

(1)	Latest rating available as of February 27, 2012. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	Beginning in October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	In January 2012, RMIC began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(6)	Beginning in June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $2.5 billion and $1.8 billion during the years ended December 31, 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.0 billion and $1.5 billion as of December 31, 2011 and December 31, 2010, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 29% during 2011, primarily due to prepayments and other liquidation events. We did not purchase pool insurance on single-family loans in 2011. Our pool insurance policies generally have coverage periods that range from 10 to 12 years. In many cases, we entered into these agreements to cover higher-risk mortgage product types delivered to us through bulk transactions. As of December 31, 2011, pool insurance policies that will expire: (a) during 2012 covered approximately $2.4 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.2 billion; and (b) between 2013 and 2018 covered approximately $35.0 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.8 billion. The remaining pool insurance policies, for which the remaining contractual limit for reimbursement of losses was approximately $0.9 billion, expire after 2018. Any losses in excess of the contractual limit will be borne by us. These figures include coverage under our pool insurance policies based on the stated coverage amounts under such policies. As noted below, we do not expect to receive full payment of our claims from several of these counterparties.

Based on information we received from MGIC, we understand that MGIC may challenge our future claims under certain of their pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in the table above. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.6 billion lower than the amount of coverage outstanding set forth in the table above. We expect this difference to increase but not to exceed approximately $0.7 billion.

In August 2011, we suspended PMI and its affiliates and RMIC and its affiliates as approved mortgage insurers, making loans insured by either company (except relief refinance loans with pre-existing insurance) ineligible for sale to Freddie Mac. Both of these companies ceased writing new business during the third quarter of 2011, and have been put under state supervision. PMI instituted a partial claim payment plan in October 2011, under which claim payments will be made 50% in cash, with the remaining amount deferred as a policyholder claim. RMIC instituted a partial claim payment plan in January 2012, under which claim payments will be made 50% in cash and 50% in deferred payment obligations for an initial period not to exceed one year. We and FHFA are in discussions with the state regulators of PMI and RMIC

134	Freddie Mac

concerning future payments of our claims. It is not yet clear how the state regulators of PMI and RMIC will administer their respective deferred payment plans.

Triad is continuing to pay claims 60% in cash and 40% in deferred payment obligations under orders of its state regulator. To date, the state regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so. If Triad, PMI, and RMIC do not pay their deferred payment obligations, we would lose a significant portion of the coverage from these counterparties shown in the table above.

Given the difficulties in the mortgage insurance industry, we believe it is likely that other companies may also exceed their regulatory capital limit in the future. In addition to Triad, RMIC, and PMI, we believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. In the future, we believe our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

At least one of our largest servicers entered into arrangements with two of our mortgage insurance counterparties for settlement of future rescission activity for certain mortgage loans. Under such agreements, servicers pay and/or indemnify mortgage insurers in exchange for the mortgage insurers agreeing not to issue mortgage insurance rescissions and /or denials of coverage related to origination defects on Freddie Mac-owned mortgages. For loans covered by these agreements, we may be at risk of additional loss to the extent we do not independently uncover loan defects and require lender repurchase for loans that otherwise would have resulted in mortgage insurance rescission. Additionally, this type of activity could adversely affect our mortgage insurers’ ability to pay in some economic scenarios. In April 2011, we issued an industry letter to our servicers reminding them that they may not enter into these types of agreements without our consent. Several of our servicers have asked us to consent to these types of agreements. We are evaluating these requests on a case-by-case basis. For more information, see “RISK FACTORS — Competitive and Market Risks — We could incur increased credit losses if our seller/servicers enter into arrangements with mortgage insurers for settlement of future rescission activity and such agreements could potentially reduce the ability of mortgage insurers to pay claims to us.”

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

The table below presents our coverage amounts of bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses related to such a failure.

Table 42 — Bond Insurance by Counterparty

			As of December 31, 2011
		Credit Rating	Coverage	Percent of
Counterparty Name	Credit Rating(1)	Outlook(1)	Outstanding(2)	Total(2)
			(dollars in billions)

Ambac Assurance Corporation (Ambac)(3)	Not rated	N/A	$4.3	44%
Financial Guaranty Insurance Company (FGIC)(3)	Not rated	N/A	1.8	19
MBIA Insurance Corp.	B–	Under Review	1.3	14
Assured Guaranty Municipal Corp.	AA–	Stable	1.1	11
National Public Finance Guarantee Corp.	BBB	Developing	1.1	11
Syncora Guarantee Inc.(3)	CC	Developing	0.1	1
Radian Guaranty Inc. (Radian)	B	Negative	<0.1	—

Total			$9.7	100%

(1)	Latest ratings available as of February 27, 2012. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora Guarantee Inc. are currently operating under regulatory supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being issued. We expect to receive substantially less than full payment of our claims from several of our bond insurers, including Ambac and FGIC, due to adverse developments concerning these companies. Ambac and FGIC are currently not paying any of their claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such

135	Freddie Mac

claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively impacted. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations at December 31, 2011 and December 31, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

The table below shows the non-agency mortgage-related securities we hold that were covered by primary bond insurance at December 31, 2011 and December 31, 2010.

Table 43 — Non-Agency Mortgage-Related Securities Covered by Primary Bond Insurance

	Ambac		FGIC		MBIA Insurance Corp		AGMC(1)		Other(2)		Total
		Gross		Gross		Gross		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized		Unrealized
	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)	UPB(3)	Losses(4)
	(in millions)

At December 31, 2011

First lien subprime	$619	$(169)	$831	$(230)	$8	$(1)	$404	$(91)	$—	$—	$1,862	$(491)
Second lien subprime	—	—	185	—	—	—	—	—	—	—	185	—
Option ARM	39	—	—	—	—	—	76	(8)	—	—	115	(8)
Alt-A and other(5)	993	(87)	743	(56)	366	(3)	289	(81)	64	(3)	2,455	(230)
Manufactured housing	87	(14)	—	—	139	(6)	—	—	—	—	226	(20)
CMBS	2,195	(86)	—	—	—	—	—	—	1,129	(38)	3,324	(124)
Obligations of states and political subdivisions	363	(11)	38	(1)	197	(5)	319	(3)	17	(2)	934	(22)

Total	$4,296	$(367)	$1,797	$(287)	$710	$(15)	$1,088	$(183)	$1,210	$(43)	$9,101	$(895)

At December 31, 2010

First lien subprime	$676	$(207)	$924	$(322)	$12	$(1)	$427	$(99)	$3	$—	$2,042	$(629)
Second lien subprime	—	—	227	(12)	—	—	—	—	—	—	227	(12)
Option ARM	50	—	—	—	—	—	129	(16)	—	—	179	(16)
Alt-A and other(5)	1,150	(186)	832	(93)	425	(29)	340	(82)	71	(1)	2,818	(391)
Manufactured housing	97	(11)	—	—	154	(15)	—	—	—	—	251	(26)
CMBS	2,206	(277)	—	—	—	—	—	—	1,195	(159)	3,401	(436)
Obligations of states and political subdivisions	419	(44)	38	(2)	234	(19)	366	(18)	17	(3)	1,074	(86)

Total	$4,598	$(725)	$2,021	$(429)	$825	$(64)	$1,262	$(215)	$1,286	$(163)	$9,992	$(1,596)

(1)	Assured Guaranty Municipal Corp. was formerly known as Financial Security Assurance.
(2)	Represents insurance provided by Syncora Guarantee Inc., Radian Group, Inc., and CIFG Holdings Ltd, and includes certain exposures to bonds insured by NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp.
(3)	Represents the amount of UPB covered by insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the insurance also covers unpaid interest.
(4)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with insurance.
(5)	The majority of the Alt-A and other loans covered by bond insurance are securities backed by home equity lines of credit.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of December 31, 2011 and December 31, 2010, there were $68.5 billion and $91.6 billion, respectively, of cash and other non- mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for the loans that we purchase and securitize. In many cases, our seller/servicer customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our PCs and REMICs and Other Structured Securities could be challenged if a seller/servicer intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller/servicer or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller/servicer were to become insolvent. We seek to mitigate these risks through legal and contractual arrangements with these custodians that identify

136	Freddie Mac

our ownership interest, as well as by establishing qualifying standards for document custodians and requiring transfer of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

Derivative Counterparties

We execute OTC derivatives and exchange-traded derivatives and are exposed to institutional credit risk with respect to both types of derivative transactions. We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and maintenance margin with our clearing firm in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives lessens our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount) as necessary to satisfy its net obligation to us under the master agreement.

The Dodd-Frank Act will require central clearing and trading on exchanges or comparable trading facilities of many types of derivatives. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission, or CFTC, is in the process of determining the types of derivatives that must be subject to this requirement. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Dodd-Frank Act” for more information. We continue to work with the Chicago Mercantile Exchange and others to implement a central clearing platform for interest rate derivatives. We will be exposed to institutional credit risk with respect to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities in the future, to the extent we use them to clear and trade derivatives, and to the members of such clearing organizations that execute and submit our transactions for clearing.

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

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. However, a large number of OTC derivative counterparties had credit ratings of A+ or below as of February 27, 2012. We require counterparties with credit ratings of A+ or below to post collateral if our net exposure to them on derivative contracts exceeds $1 million. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 due to industry consolidation and the failure of certain counterparties, and could further increase. The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The

137	Freddie Mac

lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At December 31, 2011, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 31 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2011, which includes both cash collateral held and posted by us, net.

Table 44 — Derivative Counterparty Credit Exposure

	As of December 31, 2011
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA–	5	$73,277	$536	$19	5.0	$10 million or less
A+	6	337,013	2,538	1	5.8	$1 million or less
A	5	208,416	12	51	6.2	$1 million or less
A-	2	89,284	—	—	5.5	$1 million or less

Subtotal(7)	18	707,990	3,086	71	5.8
Futures and clearinghouse-settled derivatives		43,831	8	8
Commitments(8)		14,318	38	38
Swap guarantee derivatives		3,621	—	—
Other derivatives(9)		18,489	1	1

Total derivatives		$788,249	$3,133	$118

	As of December 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA	3	$53,975	$—	$—	6.8	$10 million or less
AA–	4	270,694	1,668	29	6.4	$10 million or less
A+	7	441,004	460	1	6.2	$1 million or less
A	3	177,277	16	2	5.2	$1 million or less

Subtotal(7)	17	942,950	2,144	32	6.1
Futures and clearinghouse-settled derivatives		215,983	6	6
Commitments(8)		14,292	103	103
Swap guarantee derivatives		3,614	—	—
Other derivatives(9)		28,657	2	2

Total derivatives		$1,205,496	$2,255	$143

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(9)	Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on December 31, 2011, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately

138	Freddie Mac

$71 million. Our similar exposure as of December 31, 2010 was $32 million. Three counterparties each accounted for greater than 10% and collectively accounted for 97% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at December 31, 2011. These counterparties were HSBC Bank USA, Royal Bank of Scotland, and UBS AG., all of which were rated “A” or above by S&P as of February 27, 2012.

Approximately 99% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at December 31, 2011 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $38 million and $103 million at December 31, 2011 and December 31, 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, and Greece (which we refer to herein as “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely impacted due to weaknesses in the economic and fiscal situations of those countries. Moody’s and Standard & Poor’s recently downgraded a number of European countries, including Italy, Spain, and Portugal. We are monitoring our exposures to these countries and institutions.

As of December 31, 2011, we did not hold any debt issued by the governments of these troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in these troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

Our derivative portfolio and cash and other investments portfolio counterparties include a number of major European and non-European financial institutions. Many of these institutions operate in Europe, and we believe that all of these financial institutions have direct or indirect exposure to these troubled European countries. For many of these institutions, their direct and indirect exposures to these troubled European countries change on a daily basis. We monitor our major counterparties’ exposures to troubled European countries, and adjust our exposures and risk limits to individual counterparties accordingly. Our exposures to derivative portfolio and cash and other investments portfolio counterparties are described in “Derivative Counterparties,” “Cash and Other Investments Counterparties” and “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

In recent months, we have taken a number of actions designed to reduce our exposures to certain derivative portfolio and cash and other investments portfolio counterparties due to their exposure to troubled European countries, including substantially reducing our derivative exposure limits, our limits on the amount of unsecured overnight deposits, and our

139	Freddie Mac

limits for asset-backed commercial paper. For certain repurchase counterparties, we have reduced the credit limit and restricted the term of such transactions to overnight. We have also ceased investing in prime money funds that could hold substantial amounts of the non-U.S. sovereign debt.

It is possible that continued adverse developments in Europe could significantly impact our counterparties that have direct or indirect exposure to troubled European countries. In turn, this could adversely affect their ability to meet their obligations to us. For more information, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.”

Mortgage Credit Risk

We are exposed to mortgage credit risk principally in our single-family credit guarantee and multifamily mortgage portfolios because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. We are also exposed to mortgage credit risk related to our investments in non-Freddie Mac mortgage-related securities. For information about our holdings of these securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities.”

Single-family mortgage credit risk is primarily influenced by the credit profile of the borrower of the mortgage (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage itself, the purpose of the mortgage, occupancy type, property type, the LTV ratio, and local and regional economic conditions, including home prices and unemployment rates. Multifamily mortgage credit risk is primarily influenced by multifamily market conditions (e.g., rental and vacancy rates), the quality of the property’s management, the features of the mortgage itself, the LTV ratio, the property’s operating cash flow, and the local and regional economic conditions.

All mortgages that we purchase or guarantee have an inherent risk of default. To manage our mortgage credit risk in our single-family credit guarantee and multifamily mortgage portfolios, we focus on three key areas: underwriting standards and quality control process; portfolio diversification; and portfolio management activities, including loss mitigation and use of credit enhancements.

Single-Family Mortgage Credit Risk

Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product and the occupancy type of the loan. As part of our quality control process, after our purchase of the loans, we review the underwriting documentation for a sample of loans for compliance with our contractual standards. The most common underwriting deficiencies found in our reviews in 2011 are related to insufficient income and inadequate or missing documentation to support borrower qualification. The next most common deficiency is inaccurate data entered into Loan Prospector, our automated underwriting system. We are continuing to perform quality control sampling for loans we purchased in 2011 and have not yet compiled our results.

We meet with our larger seller/servicers with deficiencies from our performing loan sampling to help ensure they make appropriate changes to their underwriting process. In addition, for all of our largest seller/servicers, we actively manage the current quality of loan originations by providing monthly written and oral communications regarding loan defect rates and the drivers of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action. For loans with identified underwriting deficiencies, we may require immediate repurchase or allow performing loans to remain in our portfolio subject to our continued right to issue a repurchase request to the seller/servicers, depending on the facts and circumstances. Our right to request repurchase by seller/servicers is intended to protect us against deficiencies in underwriting by our seller/servicers. While this protection is intended to reduce our mortgage credit risk, it increases our institutional risk exposure to seller/servicers. See “Institutional Credit Risk — Single-Family Mortgage Seller/Servicers” for further information on repurchase requests. Our contracts with some seller/servicers give us the right to levy financial penalties when mortgage loans delivered to us fail to meet our aggregate loan quality metrics. See “BUSINESS — Our Business” and “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” for information about our charter requirements for single-family loan purchases, delegated underwriting, and our quality control monitoring. See “BUSINESS— Regulation and Supervision —

140	Freddie Mac

Federal Housing Finance Agency — Affordable Housing Goals” for a discussion of factors that may cause us to purchase loans that do not meet our normal standards.

We were significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2008 and 2009. During 2005 to 2007, financial institutions substantially increased origination and securitization of certain higher risk mortgage loans, such as subprime, option ARM, interest-only and Alt-A, and these loans comprised a much larger proportion of origination and securitization issuance volumes during 2006 and 2007, and to a lesser extent in 2005, as compared to prior or subsequent years. During this time, we increased our participation in the market for these products through our purchases of non-agency mortgage-related securities and through our loan securitization and guarantee activities. Our expanded participation in these products was driven by a combination of competing objectives and pressures, including meeting our affordable housing goals, competition, the desire to maintain or increase market share, and generating returns for investors. The mortgage market has changed considerably since 2007. Financial institutions have tightened their underwriting standards, which has significantly reduced the amount of subprime, option ARM, interest-only, and Alt-A loans being originated.

Conditions in the mortgage market continued to remain challenging during 2011. Most single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. Our serious delinquency rates remained high in 2011 compared to historical levels, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans remained at high levels during 2011.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 and $150,000 at December 31, 2011 and December 31, 2010, respectively. Our single-family mortgage purchases and other guarantee commitment activity in 2011 decreased by 17% to $320.8 billion, as compared to $386.4 billion in 2010. Approximately 92% of the single-family mortgages we purchased in 2011 were fixed-rate amortizing mortgages, based on UPB. Approximately 78% of the single-family mortgages we purchased in 2011 were refinance mortgages, including approximately 26% that were relief refinance mortgages, based on UPB.

The table below provides additional characteristics of single-family mortgage loans purchased during 2011, 2010, and 2009, and of our credit guarantee portfolio at December 31, 2011, 2010, and 2009.

141	Freddie Mac

Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases
	During The Year			Portfolio(2)
	Ended December 31,			at December 31,
	2011	2010	2009	2011	2010	2009

Original LTV Ratio Range(3)(4)
60% and below	30%	31%	34%	23%	23%	23%
Above 60% to 70%	17	17	18	16	16	16
Above 70% to 80%	44	45	41	42	43	45
Above 80% to 90%	5	4	5	9	9	8
Above 90% to 100%	4	3	2	8	8	8
Above 100%	<1	<1	<1	2	1	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	67%	67%	66%	72%	71%	71%

Estimated Current LTV Ratio Range(5)
60% and below				25%	27%	28%
Above 60% to 70%				12	12	12
Above 70% to 80%				18	17	16
Above 80% to 90%				15	16	16
Above 90% to 100%				10	10	10
Above 100% to 110%				6	6	6
Above 110% to 120%				4	4	4
Above 120%				10	8	8

Total				100%	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)				79%	78%	85%
All other mortgages				80%	78%	77%
Total mortgages				80%	78%	77%

Credit Score(3)(7)
740 and above	74%	73%	73%	55%	53%	50%
700 to 739	17	17	18	21	21	22
660 to 699	7	7	7	14	15	16
620 to 659	2	2	2	7	7	8
Less than 620	<1	1	<1	3	3	3
Not available	<1	<1	<1	<1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)				744	745	738
All other mortgages				734	732	729
Total mortgages				735	733	730

Loan Purpose
Purchase	22%	20%	20%	30%	31%	35%
Cash-out refinance	18	21	26	27	29	30
Other refinance(8)	60	59	54	43	40	35

Total	100%	100%	100%	100%	100%	100%

Property Type
Detached/townhome(9)	94%	94%	94%	92%	92%	92%
Condo/Co-op	6	6	6	8	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type
Primary residence	92%	93%	93%	91%	91%	91%
Second/vacation home	4	4	5	5	5	5
Investment	4	3	2	4	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at December 31, 2011, 2010, and 2009, are excluded from portfolio balance data since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative. See “Table 52 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(5)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	Relief refinance mortgages comprised approximately 11%,7%, and 2% of our single-family credit guarantee portfolio by UPB as of December 31, 2011, 2010, and 2009, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during 2011, 2010, and 2009, was $376 million, $403 million, and $607 million, respectively.

142	Freddie Mac

Loan-to-Value Ratio

An important safeguard against credit losses on mortgage loans in our single-family credit guarantee portfolio is provided by the borrowers’ equity in the underlying properties. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. There is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and, based upon historical information, is more likely to default than other borrowers due to limits in the ability to sell or refinance. The UPB of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 20% and 18% as of December 31, 2011 and December 31, 2010, respectively. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.8% and 14.9% as of December 31, 2011 and December 31, 2010, respectively. Due to declines in home prices since 2006, we estimate that as of December 31, 2011, approximately 49% of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of that date had current LTV ratios greater than 100%. In recent years, loans with current LTV ratios greater than 100% contributed disproportionately to our credit losses. As of December 31, 2011 and December 31, 2010, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 724 and 721, respectively.

Credit Score

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. We only obtain credit scores of borrowers at the time of origination and do not typically receive updated data on borrower credit scores after origination. Credit scores presented within this Annual Report on Form 10-K are at the time of origination and may not be indicative of borrowers’ creditworthiness at December 31, 2011.

Loan Purpose

Mortgage loan purpose indicates how the borrower intends to use the funds from a mortgage loan. In a purchase transaction, the funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. The percentage of home purchase loans in our loan acquisition volume remained at low levels during 2011. Historically low interest rates contributed to high refinance activity in 2011, though it declined from 2010 levels. Cash-out refinancings generally have had a higher risk of default than mortgages originated in no cash-out, or rate and term, refinance transactions.

Property Type

Townhomes and detached single-family houses are the predominant type of single-family property. Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher percentage of first-time homebuyers and homebuyers whose purpose is for investment or for a second home. In practice, investors and second home borrowers often seek to finance the condominium purchase with loans having a higher original LTV ratio than other borrowers. Approximately 36% of the condominium loans within our single-family credit guarantee portfolio are in California, Florida, and Illinois, which are among the states that have been most adversely affected by the economic recession and housing downturn. Condominium loans comprised 15% of our credit losses during both years ended December 31, 2011 and 2010, while these loans comprised 8% of our single-family credit guarantee portfolio at both dates.

Occupancy Type

Borrowers may purchase a home as a primary residence, second/vacation home or investment property that is typically a rental property. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or secondary residences.

143	Freddie Mac

Geographic Concentration

Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family credit guarantee portfolio. While our single-family credit guarantee portfolio’s geographic distribution was relatively stable in recent years and remains broadly diversified across these regions, we were negatively impacted by overall home price declines in each region since 2006. Our credit losses continue to be greatest in those states that experienced significant decreases in property values since 2006, such as California, Florida, Nevada and Arizona. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information concerning the distribution of our single-family credit guarantee portfolio by geographic region.

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.1 billion and $11.8 billion at December 31, 2011 and December 31, 2010, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. The presence of a second lien mortgage can also increase the risk that a borrower will default. A second lien mortgage reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of December 31, 2011 and December 31, 2010, approximately 15% and 14% of loans in our single-family credit guarantee portfolio had second lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. In a rising interest rate environment, balloon/reset and ARM borrowers typically default at a higher rate than fixed-rate borrowers. However, during recent years, when interest rates have generally declined, our delinquency and default rates on adjustable-rate and balloon/reset mortgage loans on a relative basis have been as high as, or higher than, fixed-rate loans because these borrowers are also susceptible to declining housing and economic conditions and/or had other higher-risk characteristics. Interest-only and option ARM loans are higher-risk mortgage products based on the features of these types of loans. Interest-only loans feature an increase in the monthly payment at the date of first reset (i.e., when the monthly payment begins to include principal), while option ARMs feature initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. See “Other Categories of Single-Family Mortgage Loans” below for additional information on higher-risk mortgages in our single-family credit guarantee portfolio.

In recent years, including 2011, we experienced a high volume of loan modifications, as troubled borrowers were able to take advantage of the various programs that we offered. The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate products for presentation within this Form 10-K and elsewhere in our reporting even though they have a rate adjustment provision because the change in rate is determined at the time of modification rather than at a future date.

The following paragraphs provide information on the interest-only, option ARM, adjustable-rate, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

144	Freddie Mac

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 4% and 5% of the UPB of our single-family credit guarantee portfolio at December 31, 2011 and December 31, 2010, respectively. We purchased a limited number of interest-only loans after 2008 and fully discontinued purchasing such loans on September 1, 2010.

The table below presents information for single-family mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2011 that contain interest-only payment terms. The reported balances in the table below are aggregated by interest-only loan product type and categorized by the year in which the loan begins to require payments of principal. At December 31, 2011, approximately 11% of these interest-only loans are scheduled to begin requiring payments of principal in 2012 or 2013. The timing of the actual change in payment terms may differ from those presented due to a number of factors, including refinancing.

Table 46 — Single-Family Loans Scheduled Payment Change to Include Principal by Year at December 31, 2011(1)

							2017 and
	2011 and Prior	2012	2013	2014	2015	2016	Beyond	Total
	(in millions)

ARM/interest-only	$13,002	$4,725	$3,498	$1,673	$4,207	$7,400	$19,526	$54,031
Fixed/interest-only	—	—	—	15	377	2,229	15,321	17,942

Total	$13,002	$4,725	$3,498	$1,688	$4,584	$9,629	$34,847	$71,973

(1)	Based on the UPBs of mortgage products that contain interest-only provisions and that begin amortization of principal in each of the years shown. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes: (a) mortgage loans underlying Other Guarantee Transactions; and (b) any mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to an amortizing loan product.

The table below presents the trend of serious delinquency information for single-family interest-only mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan begins to require payments of principal. Loans where the year of payment change is 2011 or prior have already changed to require payments of principal as of December 31, 2011; loans where the year of payment change is 2012 or later still require only payments of interest as of December 31, 2011 and will not require payments of principal until a future period.

Table 47 — Serious Delinquency Rates by Year of Payment Change to Include Principal(1)

	As of December 31,
Year of payment change:	2011	2010	2009

2009 and prior	7.19%	8.66%	10.34%
2010	10.38	12.73	10.68
2011	18.96	19.65	16.95
2012 and after	18.63	19.11	18.49

(1)	Based on loans remaining in the single-family guarantee portfolio as of December 31, 2011, 2010, and 2009, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to an amortizing loan product.

As shown in the table above, the serious delinquency rates of interest-only loans that experienced a change in payment to include principal during the last three years were not significantly impacted in the year the loan began the amortization of principal. We believe that the higher serious delinquency rates for interest-only loans with payment changes in 2010 and after (compared to those interest-only loans with payment changes in 2009 and prior) reflect that those borrowers have been more negatively impacted by the ongoing adverse economic conditions, including declines in home prices, than interest-only loans that experienced payment changes in earlier years.

In recent years, interest-only loans experienced high serious delinquency rates well before reaching the dates at which the loans begin to require amortization of principal. We believe that interest-only loan performance during the last three years was more adversely affected by changes in employment, home prices, and other regional and macro-economic conditions, than the increase in the borrower’s monthly payment (when the loans begin to require payments of principal). In addition, a number of these loans were categorized as Alt-A, due to reduced documentation standards at the time of loan origination. The overall serious delinquency rate for all interest-only loans in our single-family credit guarantee portfolio was 17.6% as of December 31, 2011. Approximately 82% of all interest-only loans in our single-family credit guarantee portfolio had not yet begun amortization of principal and 69% of all interest-only loans in our single-family credit guarantee portfolio had current LTV ratios greater than 100% as of December 31, 2011. Since a substantial portion

145	Freddie Mac

of these loans were originated in 2005 through 2008 and are located in geographical areas that have been most impacted by declines in home prices since 2006, we believe that the serious delinquency rate for interest-only loans will remain high in 2012.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both December 31, 2011 and December 31, 2010, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $7.3 billion and $8.4 billion of option ARM securities underlying certain of our Other Guarantee Transactions at December 31, 2011 and December 31, 2010, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Adjustable-Rate Mortgage Loans

The table below presents information for single-family mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2011 that contain adjustable payment terms. The reported balances in the table below are aggregated by product type and categorized by year of the next scheduled contractual reset date. At December 31, 2011, approximately 59% of these loans have interest rates that are scheduled to reset in 2012 or 2013. The timing of the actual reset dates may differ from those presented due to a number of factors, including prepayments or exercising of provisions within the terms of the mortgage (certain of which could delay or accelerate the timing of the reset date).

Table 48 — Single-Family Scheduled Adjustable-Rate Resets by Year at December 31, 2011(1)

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)

ARMs/amortizing	$29,540	$2,557	$2,103	$8,329	$14,802	$12,838	$70,169
ARMs/interest-only(2)	33,650	7,825	3,611	2,805	2,531	3,609	54,031
Balloon/resets	384	62	11	9	<1	2	468

Total	$63,574	$10,444	$5,725	$11,143	$17,333	$16,449	$124,668

(1)	Based on the UPBs of mortgage products that contain adjustable-rate interest provisions and are scheduled to reset during the periods specified above. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes: (a) mortgage loans underlying Other Guarantee Transactions since rate reset information is not available to us for these loans; and (b) any amortizing ARM loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.
(2)	Reflects the UPB of interest-only loans that reset in each of the years shown. We report loans in the interest-only category if their original terms include interest-only provisions for a pre-determined period of time before the monthly payment changes to include amortization of principal. Includes $13.0 billion of loans that were interest-only at origination that have converted to include amortization of principal as of December 31, 2011.

The table below presents serious delinquency information for single-family adjustable-rate mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan first had an interest rate reset. Loans where the year of first interest rate reset is 2011 or prior have already had one or more interest rate resets as of December 31, 2011; loans where the year of first interest rate reset is 2012 or later have not yet had an interest rate reset as of December 31, 2011 and will not have an interest rate reset until a future period.

Table 49 — Serious Delinquency Rates by Year of First Rate Reset(1)

	As of December 31,
Year of payment change:	2011	2010	2009

2009 and prior	3.48%	3.70%	4.45%
2010	7.63	9.90	8.38
2011	17.50	18.01	17.31
2012 and after	10.16	13.24	14.62

(1)	Based on loans remaining in the single-family credit guarantee portfolio as of December 31, 2011, 2010, and 2009, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.

As shown in the table above, the trend in serious delinquency rates of adjustable-rate loans that experienced an interest rate reset during the last three years has not been significantly impacted by the change in interest rate of the loan.

146	Freddie Mac

Except for interest-only loans that began to amortize at the reset date, there were not significant increases to the borrowers’ payments when these loans reached their first reset dates because market interest rates have generally declined in recent years. Interest-only loans are a higher-risk mortgage product, which feature an increase in the monthly payment at the date of first reset which is not solely related to the contractual interest rate (i.e., when the monthly payment begins to include principal). In recent years, ARM loans have experienced high serious delinquency rates well before reaching dates at which the loans have reached their first rate reset. We believe that ARM loan performance during the last three years has been more adversely affected by changes in employment, home prices, and other regional and macro-economic conditions, than by changes in the interest rates of the loans. See “RISK FACTORS — Competitive and Market Risks — Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets” for additional information. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographical areas that have been most impacted by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2012.

Conforming Jumbo Loans

We purchased $27.7 billion and $23.9 billion of conforming jumbo loans during the years ended December 31, 2011 and 2010, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of December 31, 2011 and December 31, 2010 was $49.8 billion and $37.8 billion, respectively. The average size of these loans was approximately $545,000 and $548,000 at December 31, 2011 and December 31, 2010, respectively. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments” for further information on the conforming loan limits.

Other Categories of Single-Family Mortgage Loans

While we have classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and our classification of such loans may differ from those used by other companies. For example, some financial institutions may use FICO scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. For a definition of the subprime and Alt-A single-family loans and securities in this Form 10-K, see “GLOSSARY.”

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 57 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.3 billion and $2.5 billion of security collateral underlying our Other Guarantee Transactions at December 31, 2011 and December 31, 2010, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At December 31, 2011 and December 31, 2010, we held $49.0 billion and $54.2 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 7% and 10% of these securities were investment grade at December 31, 2011 and December 31, 2010, respectively. The credit performance of loans underlying these securities deteriorated significantly beginning in 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $94.3 billion as of December 31, 2011 from $115.5 billion as of December 31, 2010. The UPB of our Alt-A loans declined in 2011 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of December 31, 2011, for Alt-A loans in our single-

147	Freddie Mac

family credit guarantee portfolio, the average FICO score at origination was 718. Although Alt-A mortgage loans comprised approximately 5% of our single-family credit guarantee portfolio as of December 31, 2011, these loans represented approximately 28% of our credit losses during 2011.

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

We did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during 2011. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2011, we purchased approximately $15.3 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $5.1 billion during 2011.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2011 and December 31, 2010, we held investments of $16.8 billion and $18.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 15% and 22%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities deteriorated significantly since the beginning of 2008 and continued to deteriorate during 2011. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio

The table below presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced since 2007.

148	Freddie Mac

Table 50 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of December 31, 2011
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$342.9	105%	7.2%	9.3%
Categories (individual characteristics):
Alt-A(5)	94.3	107	8.8	11.9
Interest-only(6)	72.0	120	0.2	17.6
Option ARM(7)	8.4	119	5.5	20.5
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	107.9	108	8.1	8.5
Original LTV ratio greater than 90%, relief refinance mortgages(8)	59.3	104	0.1	1.3
Lower FICO scores at origination (less than 620)(8)	55.6	93	13.4	12.9

	As of December 31, 2010
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$368.8	100%	5.5%	10.3%
Categories (individual characteristics):
Alt-A(5)	115.5	99	5.7	12.2
Interest-only(6)	95.4	112	0.5	18.4
Option ARM(7)	9.4	115	3.1	21.2
Original LTV ratio greater than 90%, non-relief refinance mortgages(8)	117.8	105	6.3	9.1
Original LTV ratio greater than 90%, relief refinance mortgages(8)	36.5	101	0.1	0.7
Lower FICO scores at origination (less than 620)(8)	61.2	89	10.4	13.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	See endnote (5) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Portfolio Management Activities-Credit Performance-Delinquencies” for further information about our reported serious delinquency rates.
(5)	Loans within the Alt-A category continue to remain in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification.
(6)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(7)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(8)	See endnotes (4) and (7) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above characteristics comprised approximately 20% of our single-family credit guarantee portfolio as of both December 31, 2011 and 2010. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined approximately 7% to $343 billion as of December 31, 2011 from $369 billion as of December 31, 2010. This decline was principally due to liquidations resulting from prepayments, refinancing activity, and liquidations resulting from foreclosure events and foreclosure alternatives, but was partially offset by increases in loans with original LTV ratios greater than 90% due to our relief refinance mortgage activity in 2011. The serious delinquency rates associated with these loans declined to 9.3% as of December 31, 2011 from 10.3% as of December 31, 2010.

Credit Enhancements

The portfolio information below excludes our holdings of non-Freddie Mac mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, as discussed below, under HARP, we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements.

At December 31, 2011 and December 31, 2010, our single-family credit-enhanced mortgages represented 14% and 15%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and

149	Freddie Mac

HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We had recoveries (excluding reimbursements for our expenses) of $2.8 billion and $3.4 billion that reduced our charge-offs of single-family loans during the years ended December 31, 2011 and 2010, respectively. These amounts include $1.8 billion and $2.1 billion during the years ended December 31, 2011 and 2010, respectively, in recoveries associated with our primary and pool mortgage insurance policies and other credit enhancements. We had additional recoveries from credit enhancements that provided reimbursement for and reduced our expenses by $0.3 billion during both 2011 and 2010. During 2011 and 2010, the credit enhancement coverage for our single-family loan purchases was lower than in periods before 2009 and earlier, primarily as a result of high refinance activity. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property for certain of these loans.

Our ability and desire to expand or reduce the portion of our total mortgage portfolio covered by credit enhancements will depend on: (a) our evaluation of the credit quality of new business purchase opportunities; (b) the risk profile of our portfolio; (c) the credit worthiness of potential counterparties; and (d) the future availability of effective credit enhancements at prices that permit an attractive return. While the use of credit enhancements reduces our exposure to mortgage credit risk, it increases our exposure to institutional credit risk. As guarantor, we remain responsible for the payment of principal and interest if mortgage insurance or other credit enhancements do not provide full reimbursement for covered losses. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation, as this would reduce the amount of our credit loss recoveries.

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

Other prevalent types of credit enhancements that we use are lender recourse (under which we may require a lender to repurchase a loan upon default) and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. In certain instances, the cumulative losses we have incurred as of December 31, 2011 combined with our expectations of potential future claims may exceed the maximum limit of loss allowed by the policy.

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

Certain of our single-family Other Guarantee Transactions utilize subordinated security structures as a form of credit enhancement. At December 31, 2011 and 2010, the UPB of single-family Other Guarantee Transactions with subordination coverage at origination was $3.3 billion and $3.9 billion, and the subordination coverage on these securities was $647 million and $825 million, respectively. At December 31, 2011 and 2010, the average serious delinquency rate on single-family Other Guarantee Transactions with subordination coverage was 20.9% and 21.1%, respectively.

See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio as of December 31, 2011 and December 31, 2010.

Other Credit Risk Management Activities

To compensate us for higher levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type,

150	Freddie Mac

loan purpose, LTV ratio and other loan or borrower characteristics. We implemented several increases in delivery fees that became effective in 2009 applicable to single-family mortgages with certain higher-risk loan characteristics. We implemented additional delivery fee increases that become effective March 1, 2011 (or later, as outstanding contracts permitted) for single-family loans with higher LTV ratios. These fee increases do not apply to relief refinance mortgages with LTV ratios greater than 80% and with settlement dates on or after July 1, 2011. Given the uncertainty of the housing market in recent years, during 2011 and 2010, we entered into arrangements with certain existing customers at their renewal dates that allow us to change credit and pricing terms more quickly than in the past. In response to a July 2011 request from FHFA, we have incorporated into our agreements with single-family sellers the ability to change our management and guarantee fees upon 90 days or less notice to sellers, if directed to do so by FHFA.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislated Increase to Guarantee Fees.”

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” for a general description of our loan workouts.

Loan workouts are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. While we incur costs in the short term to execute our loan workout initiatives, we believe that, overall, these initiatives could reduce our ultimate credit losses over the long term.

HAMP and our new non-HAMP standard loan modification are important components of our loan workout program and have many similar features, including the initial incentive fees paid to servicers upon completion of a modification. Both of these loan modification initiatives are intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. However, we cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP and our new non-HAMP standard loan modification may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures.

Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact the overall quality of our credit performance (including through missed opportunities for mortgage modifications), which could adversely affect our financial condition or results of operations and have significant impacts on our ability to mitigate credit losses. The risk of such a decline in performance remains high. For more information, see “RISK FACTORS — Competitive and Market Risks — We face the risk that seller/servicers may fail to perform their obligations to service loans in our single-family and multifamily mortgage portfolios or that their servicing performance could decline.”

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. During 2011, we helped more than 208,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 122,000 foreclosures.

151	Freddie Mac

The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program include HAMP and HARP, which are discussed below.

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

Pursuant to the servicing alignment initiative, we changed some of the processes and procedures for our loans under HAMP to match the new processes and procedures for the servicing alignment initiative. Certain other features of HAMP include the following:

•	Under HAMP, the goal is to reduce the borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions, and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we have only used forbearance and have not used principal reduction in modifying our loans.

•	For HAMP modifications with a trial period beginning on or after October 1, 2011, servicers are paid incentive fees on a tiered structure, ranging from $400 to $1,600, based on the severity of the delinquency at the start of the trial period. Prior to October 1, 2011, servicers were paid a $1,000 incentive fee when they modified a loan and an additional $500 incentive fee if the loan was current when it entered the trial period. In addition, servicers receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

•	Borrowers whose loans are modified through HAMP accrue monthly incentive payments that are applied annually to reduce up to $1,000 of their principal per year, for five years, as long as they are making timely payments under the modified loan terms.

•	HAMP applies to loans originated on or before January 1, 2009.

On January 27, 2012, Treasury announced enhancements to HAMP, including extending the end date to December 31, 2013, expanding the program’s eligibility criteria for modifications, increasing incentives paid to investors who engage in principal reduction, and extending to the GSEs the opportunity to receive investor incentives for principal reduction. Treasury has not yet published details about the incentives that will be available to the GSEs. FHFA announced that the GSEs will extend their use of HAMP until December 31, 2013, and continue to offer the standard modification under the servicing alignment initiative. FHFA noted that Treasury’s expanded eligibility criteria for HAMP modifications are consistent with our standard non-HAMP modification.

FHFA announced that it has been asked to consider the newly available HAMP incentives for principal reduction. FHFA previously released an analysis concluding that principal forgiveness does not provide benefits that are greater than principal forbearance as a loss mitigation tool. FHFA stated that its assessment of the investor incentives now being offered by Treasury will follow its previous analysis, including consideration of the eligible universe, operational costs to implement such changes, and potential borrower incentive effects.

152	Freddie Mac

The table below presents the number of single-family loans that completed modification or were in trial periods under HAMP as of December 31, 2011 and December 31, 2010.

Table 51 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	December 31, 2011		December 31, 2010
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$33,681	152,519	$23,635	107,073
Loans in the HAMP trial period	$2,790	12,802	$4,905	22,352

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, the borrower’s monthly payment was reduced on average by an estimated $565, which amounts to an average of $6,780 per year, and a total of $1.0 billion in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years, and borrowers whose interest rates were adjusted below market levels will have their interest rate and payment gradually increased after the fifth year to a rate consistent with the market rate at the time of modification. We bear the cost associated with the borrowers’ payment reductions. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

A standard trial period plan is three months in duration. Our servicers are permitted to add an interim month, which will be reported as a fourth trial period month. In addition, our servicers are authorized to extend a trial period for up to an additional two months when the borrower is in bankruptcy in order to provide additional time to have the mortgage removed from the bankruptcy plan, which is a pre-requisite to a modification under HAMP. The number of our loans in the HAMP trial period declined to 12,802 as of December 31, 2011 from 22,352 as of December 31, 2010. A large number of borrowers entered into HAMP trial period plans when the program was initially introduced in 2009. Significantly fewer new borrowers entered into HAMP trial period plans beginning in the second half of 2010, when we changed the income documentation requirements as discussed below. We expect fewer borrowers will initiate HAMP modification during 2012 than 2011, because a large number of the delinquent borrowers that were eligible for the program have already completed the trial period or attempted to do so, but failed.

To address documentation issues experienced when the program began, guidelines for HAMP provide that, beginning with trial periods that became effective on or after June 1, 2010, borrowers must provide income documentation before entering into a HAMP trial period. Prior to the June 1, 2010 changes to HAMP, we experienced approximately a 38% modification completion rate under the program. Given the changes made to the program effective June 1, 2010, we have since experienced a modification completion rate in excess of 80%. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities.

Approximately 40% of our loans in the HAMP trial period as of December 31, 2011 have been in the trial period for more than the minimum duration of three months. Based on information provided by the program administrator, the average length of the trial period for loans in the program as of December 31, 2011 was five months. For more information on our redefault rates on these loans, see “Table 54 — Reperformance Rates of Modified Single-Family Loans.”

HAMP is one modification option for single-family loans, but we also have completed a large volume of modifications through our non-HAMP loan modification initiatives.

The costs we incur related to HAMP have been, and will likely continue to be, significant for the following reasons:

•	Except for certain Other Guarantee Transactions and loans underlying our other guarantee commitments, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentives, and we will not receive a reimbursement of these costs from Treasury. We paid $184 million of servicer incentives during 2011, as compared to $178 million of such incentives during 2010. As of December 31, 2011, we accrued $77 million for both initial and recurring servicer incentives not yet due. We paid $111 million of borrower incentives during 2011, as compared to $64 million of these incentives during 2010.

153	Freddie Mac

As of December 31, 2011, we accrued $60 million for borrower incentives not yet due. We also have the potential to incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP.

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

Servicing Alignment Initiative and Non-HAMP Modifications

In February 2011, FHFA directed Freddie Mac and Fannie Mae to develop consistent requirements, policies, and processes for the servicing of non-performing loans. This directive was designed to create greater consistency in servicing practices and to build on the best practices of each of the GSEs. In April 2011, pursuant to this directive, FHFA announced a new set of aligned standards (known as the servicing alignment initiative) for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae that are designed to help servicers do a better job of communicating and working with troubled borrowers and to bring greater accountability to the servicing industry. We announced our detailed requirements for this initiative on June 30, 2011, with implementation beginning for loans that were delinquent as of October 1, 2011. These standards provide for earlier and more frequent communication with delinquent borrowers, consistent requirements for collecting documents from borrowers, consistent timelines for responding to borrowers, and consistent timelines for processing foreclosures. These standards are expected to result in greater alignment of servicer processes for both HAMP and most non-HAMP workouts.

Under these new servicing standards, we will pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We will also assess compensatory fees from servicers if they do not achieve a minimum performance benchmark with respect to servicing delinquent loans. These incentives may result in our payment of increased fees to our seller/servicers, the cost of which may be at least partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required.

As part of the servicing alignment initiative, we began implementation of a new non-HAMP standard loan modification initiative. This new standard modification replaced our previous non-HAMP modification initiative beginning January 1, 2012. The new standard modification requires a three-month trial period. Servicers were permitted to begin offering standard modification trial period plans with effective dates on or after October 1, 2011. A modest number of borrowers entered trial periods under our standard non-HAMP modification initiative as of December 31, 2011. We expect to experience a temporary decline in completed modification volume in the first half of 2012, below what otherwise would be expected, as servicers transition borrowers to the new standard modification initiative and borrowers complete the trial period. This new standard modification program is expected to result in a higher volume of modifications where we partially forbear (but do not forgive) principal until the borrower sells the home or refinances or pays off the mortgage. The standard modification provides an extension of the loan’s term to 480 months. In addition, the new modification initiative currently provides for a standard modified interest rate of 5% (though FHFA could change this in the future). This new initiative also provides for a servicer incentive fee schedule for non-HAMP modifications, comparable to the HAMP servicer incentive fee structure, effective October 1, 2011. The incentive fees are intended to provide greater incentives to our servicers to modify loans earlier in the delinquency, which may cause the servicer incentive costs associated with our modification activities to increase in the future. The standard modification does not include borrower incentive payments or recurring servicer incentive fees after the initial servicer incentive payment.

We expect that the costs we incur related to our new non-HAMP standard loan modifications will likely be significant. These costs will be similar to those described above under “Home Affordable Modification Program” relating to: (a) bearing the full cost of monthly payment reductions; (b) paying initial incentive fees to servicers; (c) providing concessions to borrowers; and (d) the potential for delaying the resolution of loans through the foreclosure process. While

154	Freddie Mac

we incur costs in the short-term to execute our non-HAMP standard modifications, we believe that, overall, our non-HAMP standard modification could reduce our ultimate credit losses over the long-term.

Home Affordable Refinance Program and Relief Refinance Mortgage Initiative

HARP gives eligible homeowners (whose monthly payments are current) with existing loans that are owned or guaranteed by us or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Through December 2011, under HARP, eligible borrowers who had mortgages with current LTV ratios above 80% and up to 125% were allowed to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Beginning December 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program.

Our underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented in the last several years. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where borrower payments under their mortgages are reduced, thereby strengthening the borrower’s potential to make their mortgage payments.

Part of the relief refinance mortgage initiative is our implementation of HARP, and relief refinance options are also available for certain non-HARP loans. HARP is targeted at borrowers with current LTV ratios above 80%; however, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate. Over time, relief refinance mortgages with LTV ratios above 80% (HARP loans) may not perform as well as other refinance mortgages because of the continued high LTV ratios of these loans. Our relief refinance initiative is only for qualifying mortgage loans that we already hold or guarantee. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. The implementation of the relief refinance mortgage initiative resulted in a higher volume of purchases than we would expect in the absence of the program.

The table below presents the composition of our purchases of refinanced single-family loans during the year ended December 31, 2011 and 2010.

Table 52 — Single-Family Refinance Loan Volume(1)

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Relief refinance mortgages:
Above 105% LTV ratio	$8,174	36,307	3.1%	$3,977	16,667	1.1%
Above 80% to 105% LTV ratio	31,566	148,643	12.6	43,906	192,650	13.1
80% and below LTV ratio	42,304	267,633	22.6	57,766	323,851	22.0

Total relief refinance mortgages	$82,044	452,583	38.3%	$105,649	533,168	36.2%

Total refinance loan volume(2)	$246,913	1,183,304	100.0%	$303,060	1,470,786	100.0%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 33% and 35% of our total refinance volume during 2011 and 2010, respectively. Relief refinance mortgages with LTV ratios above 80% represented approximately 12% of our total single-family credit guarantee portfolio purchases during both 2011 and 2010. Relief refinance mortgages comprised approximately 11% and 7% of the UPB in our total single-family credit guarantee portfolio at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, the serious delinquency rates for relief refinance loans with: (a) LTV ratios of 80% or less; (b) LTV ratios from 80% to 100%; (c) LTV ratios of more than 100%; and (d) total relief refinance mortgage loans for all LTV ratios were 0.2%, 0.9%, 1.5%, and 0.6%, respectively.

On October 24, 2011 FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers whose monthly payments are current and who can benefit from refinancing their home mortgages. The Acting Director of FHFA stated that the goal of pursuing these changes is to create refinancing opportunities for more borrowers whose mortgages are owned or guaranteed by Freddie Mac and Fannie Mae while reducing risk for these entities and bringing a measure of stability to housing markets. The revisions to HARP enable us to expand the assistance we may provide to homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in rate; (c) movement to a more stable

155	Freddie Mac

mortgage product type (i.e., from an ARM to a fixed-rate mortgage); or (d) a reduction in amortization term. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities“ for additional information about recent changes to HARP.

In November 2011, Freddie Mac and Fannie Mae issued guidance with operational details about the HARP changes to mortgage lenders and servicers after receiving information from FHFA about the fees that we may charge associated with the refinancing program. Since industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers and other market participants modify their processes. It is too early to estimate how many eligible borrowers are likely to refinance under the revised program.

The revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinancing strengthen the borrowers’ capacity to repay their mortgages and, in some cases, reduce the payments under their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, we may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on the refinanced HARP loans. We could also experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. As a result, there can be no assurance that the benefits from the revised program will exceed our costs. See “RISK FACTORS — Competitive and Market Risks — The servicing alignment initiative, MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition” for additional information.

Home Affordable Foreclosure Alternatives Program

HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a HAMP trial period, failed to complete their HAMP trial period, or defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. HAFA took effect in April 2010 and ends on December 31, 2013. We began our implementation of this program in August 2010. We completed a small number of HAFA transactions on our single-family mortgage loans during 2011.

Hardest Hit Fund

In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create unemployment assistance initiatives to help homeowners in those states that have been hit hardest by the housing crisis and economic downturn. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. Based on information provided to us by our seller/servicers, we believe participation in these programs by our borrowers has been limited through December 31, 2011.

Compliance Agent

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

The table below presents volumes of single-family loan workouts, serious delinquency, and foreclosures for 2011, 2010, and 2009.

156	Freddie Mac

Table 53 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Years Ended December 31,
	2011		2010		2009
	Number of	Loan	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications(2)
with no change in terms(3)	4,371	$778	4,639	$799	5,866	$1,008
with term extension	16,354	3,011	20,664	3,602	15,596	2,500
with reduction of contractual interest rate and, in certain cases, term extension	68,584	15,231	114,686	25,277	40,915	8,605
with rate reduction, term extension and principal forbearance	19,865	5,319	30,288	7,915	2,667	621

Total loan modifications(4)	109,174	24,339	170,277	37,593	65,044	12,734
Repayment plans(5)	33,421	4,787	31,210	4,523	33,725	4,711
Forbearance agreements(6)	19,516	3,821	34,594	7,156	14,628	2,848

Total home retention actions:	162,111	32,947	236,081	49,272	113,397	20,293

Foreclosure alternatives:
Short sale	45,623	10,524	38,773	9,109	18,890	4,481
Deed in lieu of foreclosure transactions	540	94	402	63	329	56

Total foreclosure alternatives	46,163	10,618	39,175	9,172	19,219	4,537

Total single-family loan workouts	208,274	$43,565	275,256	$58,444	132,616	$24,830

Seriously delinquent loan additions	374,970		502,710		597,188

Single-family foreclosures(7)	121,751		142,877		90,436

Seriously delinquent loans, at period end	414,134		462,439		498,829

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	As a result of our adoption of an amendment to the accounting guidance on the classification of loans as TDRs, which became effective in the third quarter of 2011, the population of loans we account for as TDRs significantly increased due to the inclusion of loans that were not previously considered TDRs, including those loans that were subject to workout activities that occurred during the first half of 2011. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 21,382 and 23,151 borrowers as of December 31, 2011 and 2010, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in home retention actions, particularly loan modifications, in 2011 compared to 2010, primarily due to declines in the number of seriously delinquent loan additions and in borrower participation in HAMP in 2011. A large number of borrowers entered into HAMP trial period plans when the program was initially introduced in 2009, and completed or terminated their modifications in 2010. Significantly fewer borrowers entered into HAMP trial period plans beginning in the second half of 2010 when we changed the income documentation requirements. The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $69 billion as of December 31, 2011 from $52 billion as of December 31, 2010. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 2.9% and 2.1% of our single-family credit guarantee portfolio as of December 31, 2011 and December 31, 2010, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 123% and the serious delinquency rate on these loans was 17.2% as of December 31, 2011.

Foreclosure alternative volume increased 18% in 2011, compared to 2010, and we expect the volume of foreclosure alternatives to remain high in 2012 primarily because we offer incentives to servicers to complete short sales instead of foreclosures. We plan to introduce additional initiatives in 2012 designed to help more distressed borrowers avoid foreclosure through short sale and deed in lieu of foreclosure transactions.

The table below presents the reperformance rate of modified single-family loans in each of the last eight quarterly periods.

157	Freddie Mac

Table 54 — Reperformance Rates of Modified Single-Family Loans(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009

Time since modification-
3 to 5 months	96%	96%	95%	94%	93%	94%	95%	94%
6 to 8 months		93	93	92	92	91	93	93
9 to 11 months			90	89	90	89	90	90
12 to 14 months				87	87	87	88	88
15 to 17 months					85	85	86	86
18 to 20 months						83	84	85
21 to 23 months							82	82
24 to 26 months								81

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009

Time since modification-
3 to 5 months	92%	92%	93%	94%	93%	93%	94%	90%
6 to 8 months		85	86	89	90	86	87	82
9 to 11 months			81	83	85	82	80	75
12 to 14 months				78	81	78	77	69
15 to 17 months					77	74	74	66
18 to 20 months						70	70	64
21 to 23 months							66	61
24 to 26 months								58

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010	4Q 2009

Time since modification-
3 to 5 months	94%	95%	95%	94%	93%	94%	95%	92%
6 to 8 months		90	90	90	91	90	92	88
9 to 11 months			86	86	88	87	88	84
12 to 14 months				82	84	85	86	80
15 to 17 months					81	82	84	78
18 to 20 months						79	81	76
21 to 23 months							79	73
24 to 26 months								71

(1)	Represents the percentage of loans that are current or less than three monthly payments past due as well as those paid-in-full or repurchased. Excludes loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us, which in certain cases may be delayed by a backlog in servicer processing of modifications. In the second quarter of 2011, we revised the calculation of reperformance rates to better account for re-modified loans (i.e., those where a borrower has received a second modification). The revised calculation reflects the status of each modification separately. In the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that became seriously delinquent, transitioned to REO, or completed a loss-producing foreclosure alternative, and is the inverse of the reperformance rate. As of December 31, 2011, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during the first nine months of 2011, and full years 2010, 2009, and 2008 was 10%, 20%, 50%, and 67%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of December 31, 2011, the redefault rate for loans modified under HAMP in the first nine months of 2011, and full years 2010 and 2009 was approximately 7%, 16% and 19%, respectively. These redefault rates may not be representative of the future performance of modified loans, including those modified under HAMP. We believe the redefault rate for loans modified in the last three years, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

Credit Performance

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is current under the modified terms. Single-family loans for which the borrower is subject to a forbearance agreement will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

158	Freddie Mac

Our single-family delinquency rates include all single-family loans that we own, that back Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on them by the U.S. government.

Some of our workout and other loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter a trial period under HAMP or our new non-HAMP standard modification continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. However, under our previous non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications did not have trial periods. Consequently, the volume, timing, and type of loan modifications impact our reported serious delinquency rate. As discussed above in “Single-Family Loan Workouts and the MHA Program,” the new non-HAMP standard loan modification initiative includes a trial period comparable to that of our HAMP modification initiative. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Our serious delinquency rates have been affected by delays, including those due to temporary actions to suspend foreclosure transfers of occupied homes, increases in foreclosure process timeframes, process requirements of HAMP, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. As a result, we believe our single-family serious delinquency rates were higher in 2011 and 2010 than they otherwise would have been. As of December 31, 2011 and 2010, the percentage of seriously delinquent loans that have been delinquent for more than six months was 70% and 66%, respectively.

The table below presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 55 — Single-Family Serious Delinquency Rates

	As of December 31,
	2011		2010		2009
		Serious		Serious		Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate	of Portfolio	Rate	of Portfolio	Rate

Single-family:
Non-credit-enhanced	86%	2.84%	85%	3.01%	84%	3.02%
Credit-enhanced	14	8.03	15	8.27	16	8.68

Total single-family credit guarantee portfolio(1)	100%	3.58	100%	3.84	100%	3.98

(1)	As of December 31, 2011, 2010, and 2009, approximately 68%, 61%, and 49%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined to 3.58% as of December 31, 2011 from 3.84% as of December 31, 2010. Our serious delinquency rate remains high compared to historical levels, reflecting continued stress in the housing and labor markets. The improvement in our single-family serious delinquency rate during 2011 was primarily due to a high volume of loan modifications and foreclosure transfers, as well as a slowdown in new serious delinquencies. See “Table 54 — Reperformance Rates of Modified Single-Family Loans” for information on the performance of modified loans. Although the number of seriously delinquent loans declined in both 2010 and 2011, the decline in the size of our single-family credit guarantee portfolio in 2011 caused our delinquency rates to be higher than they otherwise would have been, because these rates are calculated on a smaller base of loans at the end the year.

Serious delinquency rates for interest-only and option ARM products, which together represented approximately 5% of our total single-family credit guarantee portfolio at December 31, 2011, were 17.6% and 20.5%, respectively, at December 31, 2011, compared with 18.4% and 21.2%, respectively, at December 31, 2010. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, a more traditional mortgage product, were approximately 3.9% and 4.0% at December 31, 2011 and 2010, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices since 2006. In certain states, our single-family serious delinquency rates have remained persistently high. As of December 31, 2011, single-family loans in Arizona, California, Florida, and Nevada

159	Freddie Mac

comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 6.2%. During the year ended December 31, 2011, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices since 2006 than those homeowners that have built up equity in their homes over time.

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 56 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of December 31, 2011
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(dollars in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$38	$406	$444	93%	4.6%	6.2%
All other states	56	1,246	1,302	75	2.5	2.9
Year of origination:
2011	—	250	250	70	—	0.1
2010	—	324	324	71	<0.1	0.3
2009	<1	315	315	72	0.1	0.5
2008	7	113	120	92	4.4	5.7
2007	29	138	167	113	10.2	11.6
2006	25	99	124	112	9.3	10.8
2005	18	124	142	96	5.1	6.5
2004 and prior	15	289	304	61	2.5	2.8

	As of December 31, 2010
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(dollars in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$47	$410	$457	91%	3.3%	7.1%
All other states	69	1,283	1,352	73	1.9	3.0
Year of origination:
2010	—	323	323	70	—	0.1
2009	—	391	391	70	<0.1	0.3
2008	10	149	159	86	2.2	4.9
2007	36	172	208	104	6.2	11.6
2006	31	125	156	104	5.8	10.5
2005	21	156	177	91	3.3	6.0
2004 and prior	18	377	395	58	1.7	2.5

	2011			2010
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)

Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$2,641	$5,081	$7,722	$3,708	$4,950	$8,658
All other states	1,050	4,209	5,259	1,438	3,964	5,402
Year of origination:
2011	—	2	2	—	—	—
2010	—	62	62	—	<1	<1
2009	<1	177	177	<1	63	63
2008	102	903	1,005	116	777	893
2007	1,455	3,245	4,700	1,905	2,836	4,741
2006	1,314	2,328	3,642	1,920	2,340	4,260
2005	713	1,566	2,279	1,091	1,701	2,792
2004 and prior	107	1,007	1,114	114	1,197	1,311

(1)	See endnote (5) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of December 31, 2011 and December 31, 2010.

160	Freddie Mac

Table 57 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	December 31, 2011
			Current LTV Ratio				Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Percentage	Delinquency
	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Modified(3)	Rate

By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	8.1%	0.8%	13.4%	1.0%	23.7%	2.7%	16.6%	14.2%
15- year amortizing fixed-rate	0.2	4.2	<0.1	10.1	<0.1	17.6	0.2	1.2	4.7
ARMs/adjustable rate(4)	0.1	10.8	<0.1	17.2	<0.1	25.4	0.1	9.8	15.4
Interest-only(5)	<0.1	16.0	<0.1	22.4	0.1	34.9	0.1	0.4	30.3
Other(6)	<0.1	3.6	<0.1	7.4	0.1	14.1	0.1	4.2	5.6

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.5	8.9	2.0	18.4	5.5	11.5	10.1
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.1	<0.1	15.1	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.7	0.1	23.6	0.3	2.0	12.6
Interest-only(5)	<0.1	10.4	0.1	18.6	0.3	31.7	0.4	0.3	27.2
Other(6)	<0.1	2.8	<0.1	4.8	<0.1	5.5	<0.1	1.4	4.5

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of >= 660:
20 and 30- year or more amortizing fixed-rate	34.6	1.0	20.3	2.4	12.4	9.2	67.3	2.7	2.8
15- year amortizing fixed-rate	13.1	0.4	1.0	1.1	0.2	6.0	14.3	0.1	0.5
ARMs/adjustable rate(4)	2.5	1.1	0.8	4.3	0.8	14.8	4.1	0.5	4.5
Interest-only(5)	0.4	3.7	0.7	9.2	2.5	20.7	3.6	0.2	16.2
Other(6)	<0.1	2.0	<0.1	2.0	0.1	2.0	0.1	0.5	2.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.7	1.6	22.5	3.4	15.6	11.5	75.8	4.1	3.9
15- year amortizing fixed-rate	13.8	0.6	1.1	1.5	0.2	7.3	15.1	0.1	0.7
ARMs/adjustable rate(4)	2.7	1.8	1.0	5.5	0.9	16.4	4.6	1.0	5.5
Interest-only(5)	0.5	4.4	0.8	10.5	2.8	22.2	4.1	0.2	17.6
Other(6)	0.1	8.9	0.1	8.4	0.2	8.4	0.4	6.8	8.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

By Region(8)
FICO scores < 620:
North Central	0.2%	6.3%	0.2%	11.7%	0.2%	20.1%	0.6%	13.4%	12.0%
Northeast	0.4	9.3	0.2	19.0	0.3	28.9	0.9	14.3	14.9
Southeast	0.2	7.9	0.2	13.9	0.3	29.5	0.7	13.9	15.9
Southwest	0.2	5.1	0.1	11.0	0.1	19.5	0.4	9.4	8.0
West	0.2	4.6	0.1	9.1	0.3	19.5	0.6	16.2	11.8

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
North Central	0.5	4.0	0.3	8.2	0.5	15.1	1.3	8.7	8.4
Northeast	0.8	5.8	0.5	12.9	0.4	23.3	1.7	9.1	10.3
Southeast	0.5	5.2	0.3	9.5	0.6	24.1	1.4	9.1	12.2
Southwest	0.5	3.1	0.3	7.0	0.1	13.6	0.9	5.9	5.1
West	0.4	3.1	0.3	6.8	0.8	17.6	1.5	12.0	10.0

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores >=660:
North Central	8.5	0.7	4.7	2.3	2.8	7.4	16.0	1.6	2.0
Northeast	14.9	1.0	5.7	3.9	2.0	12.6	22.6	1.6	2.3
Southeast	7.1	1.2	3.9	2.8	3.8	14.4	14.8	2.1	4.2
Southwest	7.4	0.6	2.7	2.0	0.4	6.2	10.5	0.9	1.1
West	12.7	0.5	5.8	1.7	7.0	10.1	25.5	2.9	3.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
North Central	9.1	1.0	5.3	3.2	3.6	9.5	18.0	2.6	2.9
Northeast	16.1	1.6	6.4	5.3	2.7	15.8	25.2	2.7	3.4
Southeast	7.9	1.8	4.4	4.0	4.7	16.8	17.0	3.4	5.5
Southwest	8.2	1.1	3.2	3.1	0.6	9.4	12.0	1.8	1.8
West	13.5	0.7	6.2	2.1	8.1	11.3	27.8	3.8	3.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

161	Freddie Mac

	December 31, 2010
			Current LTV Ratio				Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Percentage	Delinquency
	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Modified(3)	Rate

By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	8.6%	0.8%	15.1%	0.9%	27.5%	2.8%	12.9%	15.1%
15- year amortizing fixed-rate	0.2	4.6	<0.1	11.8	<0.1	22.2	0.2	1.8	5.1
ARMs/adjustable rate(4)	0.1	12.2	<0.1	18.4	<0.1	28.6	0.1	7.6	16.9
Interest only(5)	<0.1	17.6	0.1	25.3	0.1	39.9	0.2	0.9	33.3
Other(6)	<0.1	3.7	<0.1	8.5	0.1	13.2	0.1	3.1	5.6

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.2	1.7	9.8	1.8	20.5	5.9	8.3	10.3
15- year amortizing fixed-rate	0.6	2.6	<0.1	7.3	<0.1	16.6	0.6	0.9	3.0
ARMs/adjustable rate(4)	0.1	6.0	0.1	13.5	0.1	25.9	0.3	1.5	13.6
Interest only(5)	<0.1	10.9	0.2	20.6	0.3	35.6	0.5	0.9	29.2
Other(6)	<0.1	2.6	<0.1	5.4	<0.1	5.3	<0.1	1.0	4.3

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores of >= 660:
20 and 30- year or more amortizing fixed-rate	36.5	1.0	20.0	2.8	10.4	10.4	66.9	1.9	2.8
15- year amortizing fixed-rate	12.5	0.4	0.9	1.4	0.1	7.3	13.5	0.1	0.5
ARMs/adjustable rate(4)	1.9	1.6	0.8	5.4	0.8	17.0	3.5	0.4	5.6
Interest only(5)	0.7	3.7	1.2	10.3	2.8	23.1	4.7	0.4	16.7
Other(6)	<0.1	2.1	<0.1	2.0	0.1	1.3	0.1	0.4	1.7

Total FICO scores >= 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
20 and 30- year or more amortizing fixed-rate	40.2	1.6	22.6	3.9	13.2	13.1	76.0	2.9	4.0
15- year amortizing fixed-rate	13.3	0.6	0.9	2.0	0.2	8.8	14.4	0.2	0.8
ARMs/adjustable rate(4)	2.1	2.4	1.0	7.0	0.9	18.7	4.0	0.8	6.7
Interest only(5)	0.7	4.5	1.3	11.7	3.2	24.9	5.2	0.5	18.4
Other(6)	0.2	9.3	0.1	8.6	0.1	7.3	0.4	5.2	8.6

Total single-family credit guarantee portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

By Region(8)
FICO scores < 620:
North Central	0.2%	7.1%	0.2%	13.7%	0.2%	22.5%	0.6%	10.9%	13.0%
Northeast	0.5	9.4	0.3	19.9	0.2	30.5	1.0	10.7	14.5
Southeast	0.2	8.4	0.2	15.5	0.3	31.9	0.7	10.7	16.4
Southwest	0.3	5.9	0.1	12.7	0.1	24.1	0.5	7.6	9.2
West	0.2	5.6	0.1	13.5	0.3	28.0	0.6	12.3	15.8

Total FICO scores < 620	1.4	7.6	0.9	15.3	1.1	27.9	3.4	10.4	13.9

FICO scores of 620 to 659:
North Central	0.6	4.3	0.4	9.6	0.4	16.6	1.4	6.6	8.9
Northeast	0.9	5.4	0.6	13.7	0.3	23.2	1.8	6.4	9.6
Southeast	0.5	5.3	0.4	10.0	0.6	25.5	1.5	6.6	12.1
Southwest	0.6	3.4	0.3	8.1	0.1	15.3	1.0	4.5	5.6
West	0.5	3.5	0.3	9.6	0.8	23.7	1.6	8.5	12.7

Total FICO scores of 620 to 659	3.1	4.5	2.0	10.3	2.2	22.0	7.3	6.5	9.9

FICO scores of >= 660:
North Central	8.9	0.7	4.9	2.8	2.3	7.9	16.1	1.2	2.1
Northeast	15.0	1.0	5.6	4.4	1.5	12.0	22.1	1.1	2.1
Southeast	7.4	1.2	4.1	3.0	3.6	15.1	15.1	1.4	4.1
Southwest	7.3	0.7	2.9	2.3	0.3	6.8	10.5	0.7	1.2
West	13.0	0.6	5.4	2.7	6.5	13.8	24.9	2.1	3.9

Total FICO scores >= 660	51.6	0.8	22.9	3.1	14.2	12.6	88.7	1.3	2.7

FICO scores not available	0.4	4.6	0.1	11.9	0.1	23.7	0.6	4.1	8.8

All FICO scores:
North Central	9.6	1.2	5.6	3.9	3.0	10.5	18.2	2.0	3.1
Northeast	16.6	1.6	6.4	6.0	2.0	15.4	25.0	1.9	3.2
Southeast	8.2	1.9	4.7	4.3	4.5	17.8	17.4	2.4	5.6
Southwest	8.2	1.2	3.4	3.6	0.5	10.9	12.1	1.5	2.1
West	13.9	0.9	5.8	3.4	7.6	15.5	27.3	2.7	4.7

Total single-family credit guarantee portfolio(7)	56.5%	1.4%	25.9%	4.3%	17.6%	14.9%	100.0%	2.1%	3.8%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 56 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio”.
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category(post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 45 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU,HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA,RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast(AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO,NE, NM, OK, TX, WY).

162	Freddie Mac

The table below presents delinquency and default rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 58 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of December 31, 2011		As of December 31, 2010		As of December 31,2009
		Foreclosure and		Foreclosure and		Foreclosure and
	Percentage	Short Sale	Percentage	Short Sale	Percentage	Short Sale
Year of Loan Origination	of Portfolio	Rate(1)	of Portfolio	Rate(1)	of Portfolio	Rate(1)

2011	14%	—%	—%	—%	—%	—%
2010	19	0.05	18	—	—	—
2009	18	0.17	21	0.04	23	—
2008	7	2.23	9	1.26	12	0.37
2007	10	7.49	11	4.92	14	2.24
2006	7	6.95	9	5.00	11	2.70
2005	8	4.07	10	2.95	12	1.63
2000 through 2004	17	1.04	22	0.88	28	0.69

Total	100%		100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to December 31, 2011, 2010, and 2009, respectively, divided by the number of loans in our single-family credit guarantee portfolio originated in that year.

The UPB of loans originated after 2008 comprised 51% of our portfolio as of December 31, 2011, including 11% of our portfolio that were relief refinance mortgages (regardless of LTV ratio). At December 31, 2011, approximately 32% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated from 2005 through 2008 have experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

Portfolio diversification, particularly by product and geographical area, is an important aspect of our strategy to manage mortgage credit risk for multifamily loans. We monitor a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the LTV ratio, DSCR, geographic location and loan maturity. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio. We also monitor the performance and risk concentrations of our multifamily loans and the underlying properties throughout the life of the loan.

The table below provides certain attributes of our multifamily mortgage portfolio at December 31, 2011 and 2010.

163	Freddie Mac

Table 59 — Multifamily Mortgage Portfolio — by Attribute

	UPB (1) at		Delinquency Rate(2) at
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Original LTV ratio(3)	(dollars in billions)

Below 75%	$78.8	$72.0	0.10%	0.08%
75% to 80%	30.9	29.8	0.08	0.24
Above 80%	6.4	6.6	2.34	2.30

Total	$116.1	$108.4	0.22%	0.26%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates

2011	N/A	$2.3	N/A	0.97%
2012	$3.0	4.1	1.35%	0.82
2013	5.6	6.8	—	—
2014	7.6	8.5	0.03	0.02
2015	11.0	12.0	0.17	0.09
Beyond 2015	88.9	74.7	0.22	0.29

Total	$116.1	$108.4	0.22%	0.26%

Year of Acquisition or Guarantee(4)

2004 and prior	$12.4	$15.9	0.40%	0.31%
2005	7.2	7.9	0.20	—
2006	10.8	11.6	0.25	0.25
2007	19.8	20.8	0.74	0.97
2008	20.6	23.0	0.09	0.03
2009	13.8	15.2	—	—
2010	12.7	14.0	—	—
2011	18.8	N/A	—	N/A

Total	$116.1	$108.4	0.22%	0.26%

Current Loan Size Distribution

Above $25 million	$42.8	$39.6	0.06%	0.07%
Above $5 million to $25 million	64.0	59.4	0.31	0.38
$5 million and below	9.3	9.4	0.31	0.37

Total	$116.1	$108.4	0.22%	0.26%

Legal Structure

Unsecuritized loans	$82.3	$85.9	0.10%	0.11%
Non-consolidated Freddie Mac mortgage-related securities	24.2	12.8	0.64	1.30
Other guarantee commitments	9.6	9.7	0.18	0.23

Total	$116.1	$108.4	0.22%	0.26%

Credit Enhancement

Credit-enhanced	$31.6	$20.9	0.52%	0.85%
Non-credit-enhanced	84.5	87.5	0.11	0.12

Total	$116.1	$108.4	0.22%	0.26%

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(3)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(4)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. Fixed-rate loans may also create less risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise as with a variable-rate mortgage is eliminated. As of both December 31, 2011 and 2010, approximately 85% of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable interest rates.

164	Freddie Mac

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the inability to refinance or pay off the loan at maturity is a serious concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk, but it does indicate our potential exposure to default.

While we believe the underwriting practices we employ for our multifamily loan portfolio are prudent, the ongoing weak economic conditions in the U.S. negatively impacted multifamily rental properties. Our delinquency rates have remained relatively low compared to other industry participants, which we believe to be, in part, the result of our underwriting standards versus those used by others in the industry.

Although property values increased in recent quarters, they are still below the highs of a few years ago and are lower than when many of the loans were originally underwritten, particularly in areas where economic conditions remain weak. As a result, if property values do not continue to improve, borrowers may experience significant difficulty refinancing as their loans approach maturity, which could increase borrower defaults or increase modification volumes. Of the $116.1 billion in UPB of our multifamily mortgage portfolio as of December 31, 2011, only 3% and 5% will mature during 2012 and 2013, respectively, and the remaining 92% will mature in 2014 and beyond.

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications and extensions of loans are performed in an effort to minimize our losses. During the year ended December 31, 2011, we extended and modified unsecuritized multifamily loans totaling $391 million in UPB, compared with $816 million during the year ended December 31, 2010. Multifamily unsecuritized loan modifications during the year ended December 31, 2011 included: (a) $99 million in UPB for short-term loan extensions; and (b) $292 million in UPB for loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its delinquency status. At December 31, 2011, we had $893 million of multifamily loan UPB classified as TDRs on our consolidated balance sheets.

We use credit enhancements to mitigate risk of loss on certain multifamily mortgages and housing revenue bonds. Historically, we required credit enhancements on loans in situations where we delegated the underwriting process for the loan to the seller/servicer, which provides first loss coverage on the mortgage loan. We may also require credit enhancements during construction or rehabilitation in cases where we commit to purchase or guarantee a permanent loan upon completion and in cases where occupancy has not yet reached a level that produces the operating income that was the basis for underwriting the mortgage. Additionally, certain Other Guarantee Transactions issued by our Multifamily segment have related subordinated classes, that we do not guarantee, that provide credit loss protection to the senior classes that we guarantee. Subordinated classes are allocated credit losses prior to the senior classes. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio as of December 31, 2011 and 2010.

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

Our delinquency rates for multifamily loans are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions. Some geographic areas, including the states of Arizona, Georgia, and Nevada, continue to exhibit weaker than average fundamentals that increase our risk of future losses. We own or guarantee loans in these states that are non-performing, or we believe are at risk of default. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

165	Freddie Mac

Our multifamily mortgage portfolio delinquency rate declined to 0.22% at December 31, 2011 from 0.26% at December 31, 2010. Our delinquency rate for credit-enhanced loans was 0.52% and 0.85% at December 31, 2011 and 2010, respectively, and for non-credit-enhanced loans was 0.11% and 0.12% at December 31, 2011 and 2010, respectively. As of December 31, 2011, more than one-half of our multifamily loans that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans.

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due in 2011 or 2010.

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

The table below provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 60 — Non-Performing Assets(1)

	December 31,
	2011	2010	2009	2008	2007
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming (i.e., less than three monthly payments past due)	$44,440	$26,612	$711	$484	$282
Seriously delinquent	11,639	3,144	477	163	67
Multifamily TDRs(2)	893	911	229	150	167

Total TDRs	56,972	30,667	1,417	797	516
Other single-family non-performing loans(3)	63,205	84,272	12,106	5,590	5,842
Other multifamily non-performing loans(4)	1,819	1,750	1,196	197	188

Total non-performing mortgage loans — on balance sheet	121,996	116,689	14,719	6,584	6,546

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,230	1,450	85,395	36,718	7,786
Multifamily loans	246	198	178	63	51

Total non-performing mortgage loans — off-balance sheet	1,476	1,648	85,573	36,781	7,837

Real estate owned, net	5,680	7,068	4,692	3,255	1,736

Total non-performing assets	$129,152	$125,405	$104,984	$46,620	$16,119

Loan loss reserves as a percentage of our non-performing mortgage loans	32.0%	33.7%	33.8%	36.0%	19.6%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.8%	6.4%	5.2%	2.4%	0.9%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of December 31, 2011, approximately $872 million in UPB of these loans were current.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.8 billion, $1.6 billion, and $1.1 billion of UPB were current at December 31, 2011, December 31, 2010, and December 31, 2009 respectively.

The amount of non-performing assets increased to $129.2 billion as of December 31, 2011, from $125.4 billion at December 31, 2010, primarily due to a significant increase in single-family loans classified as TDRs, which was substantially offset by a decline in the rate at which loans transitioned into serious delinquency. The UPB of loans categorized as TDRs increased to $57.0 billion at December 31, 2011 from $30.7 billion at December 31, 2010, largely due to a continued high volume of loan modifications during 2011 in which we extended the term of the loan, decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of these changes. TDRs during 2011 include HAMP and non-HAMP loan modifications as well as loans in modification trial periods and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING

166	Freddie Mac

POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about our implementation of an amendment to the accounting guidance on classification of loans as TDRs in 2011. In 2011, our non-HAMP modifications comprised a greater portion of our completed loan modification volume and the volume of HAMP modifications declined, compared to 2010 activity. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels in 2012.

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 57 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 61 — REO Activity by Region(1)

	December 31,
	2011	2010	2009
	(number of properties)

REO Inventory
Beginning property inventory	72,093	45,052	29,346
Adjustment to beginning balance(2)	—	1,340	—
Properties acquired by region:
Northeast	6,970	11,022	7,529
Southeast	23,195	35,409	19,255
North Central	26,259	29,550	19,946
Southwest	12,861	14,092	8,942
West	29,371	36,843	29,440

Total properties acquired	98,656	126,916	85,112

Properties disposed by region:
Northeast	(8,883)	(8,490)	(5,663)
Southeast	(28,310)	(26,082)	(15,678)
North Central	(25,971)	(22,349)	(15,549)
Southwest	(13,099)	(11,044)	(7,142)
West	(33,931)	(33,250)	(25,374)

Total properties disposed	(110,194)	(101,215)	(69,406)

Ending property inventory	60,555	72,093	45,052

(1)	See endnote (8) to “Table 57 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting guidance for consolidation of VIEs on January 1, 2010.

After having increased 60% in 2010, our REO property inventory declined 16% in 2011. The decline in 2011 is primarily due to a decline in the volume of single-family foreclosures caused by delays in the foreclosure process, combined with continued strong levels of REO disposition activity during the period. The increase in 2010 was due, in part, to increased levels of foreclosures associated with borrowers that did not qualify for or did not successfully complete a modification or short sale. The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years due to temporary suspensions, delays, and other factors. During 2011 and 2010, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 506 days and 446 days, respectively, which included: (a) an average of 633 days and 551 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 449 days and 384 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. We experienced significant variability in the average time for foreclosure by state in 2011. For example, during 2011, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, was 375 days in Michigan and 841 days in Florida.

We expect the pace of our REO acquisitions will continue to be affected by delays in the foreclosure process in 2012. However, we expect the volume of our REO acquisitions will likely remain elevated, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio, many of which will likely complete the foreclosure process and transition to REO during 2012 as our servicers continue to work through their foreclosure-related issues. This inventory of seriously delinquent loans arose due to various factors and events that have lengthened the problem loan resolution process and delayed the transition of such loans to a workout or foreclosure transfer (and then, to REO). These factors and events include the effect of HAMP, suspensions of foreclosure transfers, and the increasingly lengthy foreclosure process in many states.

167	Freddie Mac

Our single-family REO acquisitions in 2011 were most significant in the states of California, Michigan, Georgia, Florida, and Arizona, which collectively represented 43% of total REO acquisitions based on the number of properties. These states collectively represented 48% of total REO acquisitions in 2010. The states with the most properties in our REO inventory as of December 31, 2011 were Michigan and California. At December 31, 2011, our REO inventory in Michigan and California comprised 12% and 10%, respectively, of total REO property inventory, based on the number of properties.

We are limited in our REO disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. An increasing portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction. All of these factors resulted in an increase in the aging of our inventory. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of December 31, 2011, 2010, and 2009, approximately 33%, 28%, and 35%, respectively, of our REO properties were not marketable due to the above conditions. Our temporary suspension of certain REO sales during the fourth quarter of 2010 (for up to three months) due to concerns about deficiencies in foreclosure documentation practices also caused the average holding period to increase. Primarily for these reasons, the average holding period of our REO properties increased in the last two years, though it varies significantly in different states. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our REO dispositions during the years ended December 31, 2011 and 2010 was 197 days and 155 days, respectively. As of December 31, 2011 and 2010, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 7.1% and 3.4%, respectively. We continue to actively market these properties through our established initiatives.

The percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 4% and 5%, respectively, at December 31, 2011 and was 8% on a combined basis. The percentage of our REO acquisitions in 2011 that had been financed by either of these loan types represented approximately 30% of our total REO acquisitions, based on loan amount prior to acquisition.

We began to expand our methods for REO sales during 2010, including the expanded use of REO auctions and bulk sale transactions of properties in certain geographical areas. Although auction and bulk sales are potentially available for use in all geographical areas, these methods of REO disposition have to date only been used for our more difficult to sell or highly distressed inventory. As a result, in 2011, auction and bulk sales represented an insignificant portion of our REO dispositions. In addition, in certain locations we have offered REO properties for purchase by Neighborhood Stabilization Program grant recipients prior to listing the properties for sale to the general public. For the first 15 days following listing, we also offer most of our REO properties exclusively to Neighborhood Stabilization Program grant recipients and purchasers who intend to occupy the properties.

On August 10, 2011, FHFA, in consultation with Treasury and HUD, announced a request for information seeking input on new options for sales and rentals of single-family REO properties held by Freddie Mac, Fannie Mae and FHA. According to the announcement, the objective of the request for information was to help address current and future REO inventory. The request for information solicited alternatives for maximizing value to taxpayers and increasing private investment in the housing market, including approaches that support rental and affordable housing needs. We are participating in discussions with FHFA and other agencies with respect to this initiative. It is too early to determine the impact this initiative may have on the levels of our REO property inventory, the process for disposing of REO property or our REO operations expense.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

168	Freddie Mac

Table 62 — Credit Loss Performance

	December 31,
	2011	2010	2009
	(dollars in millions)

REO
REO balances, net:
Single-family	$5,548	$6,961	$4,661
Multifamily	132	107	31

Total	$5,680	$7,068	$4,692

REO operations (income) expense:
Single-family	$596	$676	$287
Multifamily	(11)	(3)	20

Total	$585	$673	$307

Charge-offs
Single-family:
Charge-offs, gross(1) (including $14.7 billion, $16.2 billion, and $9.4 billion relating to loan loss reserves, respectively)	$15,149	$16,746	$9,661
Recoveries(2)	(2,764)	(3,362)	(2,088)

Single-family, net	$12,385	$13,384	$7,573

Multifamily:
Charge-offs, gross(1) (including $75 million, $104 million, and $21 million relating to loan loss reserves, respectively)	$83	$104	$21
Recoveries(2)	(1)	(1)	—

Multifamily, net	$82	$103	$21

Total Charge-offs:
Charge-offs, gross(1) (including $14.8 billion, $16.3 billion, and $9.4 billion relating to loan loss reserves, respectively)	$15,232	$16,850	$9,682
Recoveries(2)	(2,765)	(3,363)	(2,088)

Total Charge-offs, net	$12,467	$13,487	$7,594

Credit Losses(3)
Single-family	$12,981	$14,060	$7,860
Multifamily	71	100	41

Total	$13,052	$14,160	$7,901

Total (in bps)(4)	68.1	72.2	40.7

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income and comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of income and comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternative transactions. Single-family charge-offs, gross, for 2011 and 2010 were $15.1 billion and $16.7 billion, respectively, and were associated with approximately $31.5 billion and $33.9 billion, respectively, in UPB of loans. Our net charge-offs in 2011 remained elevated, but reflect suppression of activity due to delays in the foreclosure process and continuing weak market conditions. We expect our charge-offs and credit losses to remain high in 2012 and they may increase over 2011 levels, due to the large number of single-family non-performing loans that will likely be resolved as our servicers work through their foreclosure-related issues and because market conditions, such as home prices and the rate of home sales, continue to remain weak.

Our credit losses during 2011 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 60% of our total credit losses in 2011. Due to declines in property values since 2006, we continued to experience high REO disposition severity ratios on sales of our REO inventory during 2011. In addition, although Alt-A loans comprised approximately 5% and 6% of our single-family credit guarantee portfolio at December 31, 2011 and 2010, respectively, these loans accounted for approximately 28% and 37% of our credit losses in 2011 and 2010,

169	Freddie Mac

respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

The table below provides detail by region for charge-offs. Regional charge-off trends generally follow a pattern that is similar to, but lags, that of regional serious delinquency trends.

Table 63 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2011			2010			2009
	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,
	gross	Recoveries(2)	net	gross	Recoveries(2)	net	gross	Recoveries(2)	net
	(in millions)

Northeast	$1,033	$(226)	$807	$1,367	$(318)	$1,049	$854	$(194)	$660
Southeast	3,210	(693)	2,517	4,311	(1,005)	3,306	2,124	(557)	1,567
North Central	2,502	(615)	1,887	2,638	(694)	1,944	1,502	(393)	1,109
Southwest	777	(243)	534	761	(288)	473	484	(169)	315
West	7,627	(987)	6,640	7,669	(1,057)	6,612	4,697	(775)	3,922

Total	$15,149	$(2,764)	$12,385	$16,746	$(3,362)	$13,384	$9,661	$(2,088)	$7,573

(1)	See endnote (8) to “Table 57 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information.

The table below summarizes our loan loss reserves activity for held-for-investment mortgage loans recognized on our consolidated balance sheets and underlying Freddie Mac mortgage-related securities and other guarantee commitments, in total.

Table 64 — Loan Loss Reserves Activity(1)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in millions)

Total loan loss reserves:
Beginning balance	$39,926	$33,857	$15,618	$2,822	$619
Adjustments to beginning balance(2)	—	(186)	—	—	—
Provision for credit losses	10,702	17,218	29,530	16,432	2,854
Charge-offs, gross(3)	(14,810)	(16,322)	(9,402)	(3,072)	(376)
Recoveries(4)	2,765	3,363	2,088	779	239
Transfers, net(5)	878	1,996	(3,977)	(1,343)	(514)

Ending balance	$39,461	$39,926	$33,857	$15,618	$2,822

Components of loan loss reserves:
Single-family	$38,916	$39,098	$33,026	$15,341	$2,760
Multifamily	$545	$828	$831	$277	$62
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	2.08%	2.03%	1.69%	0.81%	0.16%

(1)	Consists of reserves for loans held-for-investment and those underlying Freddie Mac mortgage-related securities and other guarantee commitments.
(2)	Adjustments relate to the adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for further information.
(3)	Charge-offs related to loan loss reserves represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure transfer or a short sale or deed in lieu of foreclosure transaction. Charge-offs exclude $422 million, $528 million, $280 million, $377 million, and $156 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of income and comprehensive income.
(4)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(5)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (c) net amounts attributable to recapitalization of past due interest on modified mortgage loans. See “Institutional Credit Risk — Single-family Mortgage Seller/Servicers” for more information about our agreements with our seller/servicers.

170	Freddie Mac

We adopted an amendment to the accounting guidance related to the classification of loans as TDRs in the third quarter of 2011, which significantly increases the population of problem loans subject to our workout activities that we account for and disclose as TDRs. The impact of this change in guidance on our financial results for 2011 was not significant because the loan loss reserve associated with those loans determined on a collective basis prior to their classification as TDRs was not materially different from the loan loss reserve of the loans determined on an individual basis upon classification as TDRs at the time of the adoption of this amendment. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information on our accounting policies for loan loss reserves and TDR loans, including our implementation of changes to the accounting guidance related to the classification of loans as TDRs.

The table below summarizes our allowance for loan loss activity for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

Table 65 — Single-Family Impaired Loans with Specific Reserve Recorded

	As of December 31, 2011
	# of Loans	Amount
		(in millions)

TDRs (recorded investment):
December 31, 2010 balance	128,241	$28,440
New additions	136,316	27,791
Repayments	(4,655)	(1,243)
Loss events(1)	(7,607)	(1,537)
Other	454	43

December 31, 2011 balance	252,749	53,494
Other (recorded investment)(2)	25,565	2,433

December 31, 2011 balance	278,314	55,927

Total single-family impaired loans-allowance for loan losses		(15,100)

Net investment		$40,827

(1)	Consists of foreclosure transfer or foreclosures alternative, such as a deed in lieu of foreclosure or short sale transaction.
(2)	Consists of loans impaired upon purchase which experienced further deterioration in borrower credit.

See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses and charge-off activity.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. As shown in the table below, our credit loss sensitivity declined in the last half of 2011, primarily due to the effects of a decline in mortgage interest rates, which affected recent and future expectations of refinancing activity.

Table 66 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
		(dollars in millions)

At:
December 31, 2011	$8,328	47.7 bps	$7,842	44.9 bps
September 30, 2011	$8,824	49.5 bps	$8,229	46.1 bps
June 30, 2011	$10,203	56.5 bps	$9,417	52.2 bps
March 31, 2011	$9,832	54.2 bps	$8,999	49.6 bps
December 31, 2010	$9,926	54.9 bps	$9,053	50.0 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

171	Freddie Mac

Operational Risks

Risk types have become increasingly inter-related such that an operational breakdown can result in a credit- or market-related event or loss. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies or turnover in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely and reliable financial reporting, or result in other adverse consequences.

We have faced challenges with respect to managing servicers and credit loss mitigation due to a number of factors, including high volumes of seriously delinquent loans and inadequate systems. Implementation of the revised HARP initiative will place additional strain on existing systems, processes, and key resources. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. While we continue to assess the impact of this law on us, we currently believe that implementation of this law will present operational and accounting challenges for us. For more information, see, “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.” We may also face increased operational risk due to the requirement that we and Fannie Mae align certain single-family mortgage servicing practices for non-performing loans. On April 28, 2011, FHFA announced a new set of aligned standards for servicing by Freddie Mac and Fannie Mae. Implementing this servicing alignment initiative has become a top priority for the company, but may pose significant short-term operational challenges in data management and place additional strain on existing systems, processes, and key resources, particularly if the requirements were to change or new requirements were to be imposed on servicers whether through government directives or servicer settlements with the state attorneys general. See “Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” for more information. There also have been a number of other regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including top servicers entering into consent orders with federal banking regulators. The servicing model for single-family mortgages may face further significant changes in the future. As a result, we may be required to make additional significant changes to our practices, which could further increase our operational risk. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices” for more information.

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

In order to manage the risk of inaccurate or unreliable valuations of our financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of valuations on a monthly basis to confirm the reasonableness of the valuations. For more information on the controls in our valuation process, see “FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement.”

Our risks related to employee turnover are increasing. Throughout 2011 and early 2012, Congress continued to publicly debate our: (a) current primary business objectives and whether we should be doing more to help distressed homeowners; (b) future business structure following conservatorship, including whether we will continue to exist; and (c) current compensation structure, including whether senior executives should be entitled to bonuses or whether all employees should be placed on the government pay scale. Moreover, the Administration has called for a “wind down” of the GSEs, an ongoing development our employees follow closely. The visible public debate regarding the future role of the GSEs continues within the media and Congress.

Uncertainty surrounding our future business model, organizational structure, and compensation structure is adversely impacting our internal control environment. We believe these factors are also contributing to increased levels of voluntary

172	Freddie Mac

employee turnover, including 17% voluntary turnover at our Senior and Executive Vice President levels in 2011. Additionally, the Conservator directed us to maintain individual salaries and wage rates for all employees at 2010 levels for 2011 and 2012 (except in the case of promotions or significant changes in responsibilities). In 2011, we made certain significant reorganizations which included targeted divisional staff reductions in an effort to manage general and administrative expenses. All of these activities impact our ability to retain our employees and compensate them for their work. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in many of our operations that impact our ability to: (a) serve our mission and meet our objectives; (b) manage credit and other risks related to our $2.1 trillion total mortgage portfolio (including interest rate and other market risks related to our $653 billion mortgage-related investment portfolio); (c) reduce the need to draw funds from Treasury; and (d) issue timely financial statements.

We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. Because we maintain succession plans for our senior management positions, we were able to quickly fill some of these positions vacated in 2011, or eliminate them through reorganizations. However, such alternatives are limited and may not be available to address future senior management departures. While we update our succession plans regularly, in many areas we have already executed these plans and we may need to search outside the company for replacements to fill these senior positions. We face increased difficulty filling senior positions given the uncertainty around compensation. We operate in an environment in which virtually every business decision is closely scrutinized and subject to public criticism and review by various government authorities. Many executives are unwilling to work in such an environment for potentially significantly less than what they could earn elsewhere. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively.

As a result of the increasing risk of employee turnover, we are exploring options to enter into various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. Should we experience significant turnover in key areas, we may need to exercise these strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. However, these or other efforts to manage this risk to the enterprise may not be successful.

A recovering economy is likely to put additional pressures on turnover in 2012, as other attractive opportunities may become available to people who we want to retain. For more information on these matters, including the potential impacts of the risks related to employee retention, see “RISK FACTORS — Conservatorship and Related Matters — The conservatorship and uncertainty concerning our future has had, and will likely continue to have, an adverse effect on the retention, recruitment and engagement of management and other employees, which could have a material adverse effect on our ability to operate our business,” “— Operational Risks — Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results, and cause investors to lose confidence in our reported results” and “— We have experienced significant management changes, internal reorganizations, and turnover of key staff, which could increase our operational and control risks and have a material adverse effect on our ability to do business and our results of operations.”

Freddie Mac management has determined that current business recovery capabilities may not be effective in the event of a catastrophic regional business event and could result in a significant business disruption and inability to process transactions through normal business processes. While management has developed a remediation plan to address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur. The remediation plan is designed to improve Freddie Mac’s ability to recover an acceptable level of critical business functionality within predetermined time frames to address regional business disruptions, such as a terrorist event, natural disaster, loss of infrastructure services, denial of access, and/or a pandemic. For more information, see “RISK FACTORS — Operational Risks — A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.”

Our operations rely on the secure receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of cyber attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, and because some techniques involve social engineering attempts addressed to employees who may have insufficient knowledge to recognize them, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested significant resources in our information security

173	Freddie Mac

program, there is a risk that it could prove to be inadequate to protect our computer systems, software, and networks. For additional information, see “RISK FACTORS — Operational Risks — We may not be able to protect the security of our systems or the confidentiality of our information from cyber attack and other unauthorized access, disclosure, and disruption.”

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2011. As of December 31, 2011, we had two material weaknesses in our internal control over financial reporting causing us to conclude that both our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2011, at a reasonable level of assurance.

•	The first material weakness relates to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting.

•	The second material weakness relates to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover. As discussed above, we are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. In most areas, we have been able to leverage succession plans and reassign responsibilities to maintain sound internal control over financial reporting. However, in the fourth quarter of 2011, we experienced a significant increase in the number of control breakdowns within certain areas of our information technology division, specifically within groups responsible for information change management and information security. We identified deficiencies in the following areas: (a) approval and monitoring of changes to certain technology applications and infrastructure; (b) monitoring of select privileged user activities; and (c) monitoring user activities performed on certain technology hardware systems. These control breakdowns could have impacted applications which support our financial reporting processes. Increased levels of employee turnover contributed to ineffective management oversight of controls in these areas resulting in these deficiencies. We believe that these issues aggregate to a material weakness in our internal control over financial reporting. We also consider this material weakness to cause our disclosure controls and procedures to be ineffective.

In view of the mitigating actions we have undertaken related to these material weaknesses, we believe that our consolidated financial statements for the year ended December 31, 2011 have been prepared in conformity with GAAP. For additional information, see “CONTROLS AND PROCEDURES.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities, including securities issued by our consolidated trusts, and otherwise make payments related to our guarantees of mortgage assets; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; purchase mortgage loans; and remove modified or seriously delinquent loans from PC trusts.

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities (excluding those we must remit to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011 commencing in April 2012);

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

174	Freddie Mac

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $8.0 billion in cash from Treasury during 2011 pursuant to draws under the Purchase Agreement.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

As a result of the potential that the U.S. would exhaust its borrowing authority under the statutory debt limit and market concerns regarding the potential for a downgrade in the credit rating of the U.S. government, beginning in the third quarter of 2011, we changed the composition of our portfolio of liquid assets to hold more cash and overnight investments. On August 5, 2011, S&P lowered the long-term credit rating of the U.S. government to “AA+” from “AAA” and assigned a negative outlook to the rating. On August 8, 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. While this could adversely affect our liquidity, and the supply and cost of debt financing available to us in the future, we have not yet experienced such adverse effects. For more information, see “Other Debt Securities — Credit Ratings” and “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.”

We may require cash in order to fulfill our mortgage purchase commitments. Historically, we fulfilled our purchase commitments related to our mortgage purchase flow business primarily by swap transactions, whereby our customers exchanged mortgage loans for PCs, rather than using cash. However, it is at the discretion of the seller, subject to limitations imposed by the contract governing the commitment, whether the purchase commitment is fulfilled through a swap transaction or with cash. We provide liquidity to our seller/servicers through our cash purchase program. Loans purchased through the cash purchase program can be sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. See “OFF-BALANCE SHEET ARRANGEMENTS” for additional information regarding our mortgage purchase commitments.

We make extensive use of the Fedwire system in our business activities. The Federal Reserve requires that we fully fund our account in the Fedwire system to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. We routinely use an open line of credit with a third party, which provides intraday liquidity to fund our activities through the Fedwire system. This line of credit is an uncommitted intraday loan facility. As a result, while we expect to continue to use the facility, we may not be able to draw on it, if and when needed. This line of credit requires that we post collateral that, in certain circumstances, the secured party has the right to repledge to other third parties, including the Federal Reserve Bank. As of December 31, 2011, we pledged approximately $10.5 billion of securities to this secured party. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for further information.

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

We are required to pledge collateral to third parties in connection with secured financing and daily trade activities. In accordance with contracts with certain derivative counterparties, we post collateral to those counterparties for derivatives in a net loss position, after netting by counterparty, above agreed-upon posting thresholds. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for information about assets we pledge as collateral.

We are involved in various legal proceedings, including those discussed in “LEGAL PROCEEDINGS,” which may result in a use of cash in order to settle claims or pay certain costs.

For more information on our short- and long-term liquidity needs, see “CONTRACTUAL OBLIGATIONS.”

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

175	Freddie Mac

Our liquidity management policies provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- or long-term unsecured debt markets. At least 50% of such amount, which is based on the average daily 35-day cash liquidity needs of the preceding three months, must be held: (a) in U.S. Treasury securities with remaining maturities of five years or less or other U.S. government-guaranteed securities with remaining maturities of one year or less; or (b) as uninvested cash at the Federal Reserve Bank of New York;

•	limit the proportion of debt maturing within the next year. We actively manage the composition of short-and long-term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce the risk that we will be unable to refinance our debt as it comes due; and

•	maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any one day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets. This is based on a daily forecast of all existing contractual cash obligations over the following 365 calendar days.

Throughout 2011, we complied with all requirements under our liquidity management policies. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

We are monitoring events related to troubled European countries and have taken a number of actions designed to reduce our exposures, including exposures related to certain derivative portfolio and cash and other investments portfolio counterparties. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Selected European Sovereign and Non-Sovereign Exposures.”

To facilitate cash management, we forecast cash outflows. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs.”

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

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. If we do not have a capital surplus (i.e., positive net worth) at the end of 2012, then the amount of funding available after 2012 will be $149.3 billion ($200 billion funding commitment reduced by cumulative draws for net worth deficits through December 31, 2009). In the event we have a capital surplus at the end of 2012, then the amount of funding available after 2012 will depend on the size of that surplus relative to cumulative draws needed for deficits during 2010 to 2012, as follows:

•	If the year-end 2012 surplus is lower than the cumulative draws needed for 2010 to 2012, then the amount of available funding is $149.3 billion less the surplus.

•	If the year-end 2012 surplus exceeds the cumulative draws for 2010 to 2012, then the amount of available funding is $149.3 billion less the amount of those draws.

176	Freddie Mac

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The costs of our debt funding could also increase due to the downgrades discussed above or in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at December 31, 2011, our aggregate funding received from Treasury under the Purchase Agreement will increase to $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million.

We are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below in “Dividend Obligation on the Senior Preferred Stock.”

The GSE Act requires us to set aside or allocate monies each year to certain funds managed by HUD and Treasury. However, FHFA has suspended this requirement. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations.”

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision.”

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at December 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $7.22 billion to $7.23 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid dividends of $6.5 billion in cash on the senior preferred stock during 2011 at the direction of our Conservator. Through December 31, 2011, we paid aggregate cash dividends to Treasury of $16.5 billion, an amount equal to 23% of our aggregate draws received under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived. Treasury waived the fee for all quarters of 2011 and the first quarter of 2012, but it has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

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

Other Debt Securities

We fund our business activities primarily through the issuance of short- and long-term debt. The investor base for our debt is predominantly institutional. Competition for funding can vary with economic, financial market, and regulatory environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. We expect that, over time, the reduction in our mortgage-related investments portfolio will reduce our funding needs. Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs. In addition, any change in applicable legislative or regulatory exemptions, including those described in “BUSINESS — Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs.

177	Freddie Mac

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three months and year ended December 31, 2011, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 24% of outstanding other debt at December 31, 2011 as compared to 28% at December 31, 2010. Beginning in the fourth quarter of 2011, we started issuing a higher percentage of long-term debt. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps, which may lessen the volatility of derivative gains (losses) on our consolidated statements of income and comprehensive income. For more information about derivative gains (losses), see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses).”

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement was $972 billion in 2011 and declined to $874.8 billion on January 1, 2012. As of December 31, 2011, we estimate that the par value of our aggregate indebtedness totaled $674.3 billion, which was approximately $297.7 billion below the applicable debt cap. As of December 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $728.2 billion, which was approximately $351.8 billion below the then applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during 2011 and 2010.

Table 67 — Other Debt Security Issuances by Product, at Par Value(1)

	Year Ended December 31,
	2011	2010
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$412,165	$481,853
Medium-term notes — callable	—	1,500
Medium-term notes — non-callable(2)	450	1,364

Total other short-term debt	412,615	484,717
Other long-term debt:
Medium-term notes — callable	172,464	219,847
Medium-term notes — non-callable	77,810	74,487
U.S. dollar Reference Notes® securities — non-callable	47,500	36,500

Total other long-term debt	297,774	330,834

Total other debt issued	$710,389	$815,551

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $450 million and $1.4 billion of medium-term notes — non-callable issued for the years ended December 31, 2011 and 2010, respectively, which were related to debt exchanges.

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

178	Freddie Mac

notes with original maturities of one year or less are classified as short-term debt. Medium-term notes typically contain call provisions, effective as early as three months or as long as ten years after the securities are issued.

Reference Notes® Securities

Reference Notes® securities are regularly issued, U.S. dollar denominated, non-callable fixed-rate securities, which we generally issue with original maturities ranging from two through ten years. Prior to 2005, we issued €Reference Notes® securities denominated in Euros, which remain outstanding. We hedge our exposure to changes in foreign-currency exchange rates by entering into swap transactions that convert foreign-currency denominated obligations to U.S. dollar-denominated obligations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks” for more information.

Subordinated Debt

During 2011 and 2010, we did not call or issue any Freddie SUBS® securities. At December 31, 2011 and 2010, the balance of our subordinated debt outstanding was $0.4 billion and $0.7 billion, respectively. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

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

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during 2011 and 2010.

Table 68 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Year Ended December 31,
	2011	2010
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$258	$262
Repurchases of outstanding medium-term notes	12,064	5,301
Calls of callable medium-term notes	185,489	256,256
Exchanges of medium-term notes	450	1,364

(1)	Excludes debt securities of consolidated trusts held by third parties.

179	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 27, 2012.

Table 69 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6
Outlook	Negative (for senior long-term debt and subordinated debt)	Negative (for senior long-term debt and subordinated debt)	Negative (for AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

Our credit ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government.

On November 21, 2011, the Joint Select Committee (formed as a result of the Budget and Control Act of 2011) announced that efforts to reach a deficit reduction agreement had been unsuccessful. Subsequent to this announcement, on November 28, 2011, Fitch affirmed the U.S. government’s long-term Issuer Default Rating, or IDR, at “AAA” and revised the rating outlook to negative from stable. On this date, Fitch also affirmed the ratings on our senior long-term debt, short-term debt, subordinated debt, and preferred stock, while affirming our “AAA” IDR and revising the outlook on this rating to negative from stable.

For information about other ratings actions in 2011 and factors that could lead to future ratings actions and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.”

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $67.8 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2011. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2011, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes and Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

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

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on these limits and on the relative liquidity of our mortgage assets.

180	Freddie Mac

Cash Flows

Our cash and cash equivalents decreased $8.6 billion to $28.4 billion during 2011 and decreased $27.7 billion to $37.0 billion during 2010. Cash flows provided by operating activities during 2011 and 2010 were $10.3 billion and $10.8 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during 2011 and 2010 were $373.7 billion and $385.6 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during 2011 and 2010 were $392.6 billion and $424.1 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties.

Our cash and cash equivalents increased approximately $19.4 billion during 2009 to $64.7 billion at December 31, 2009. Cash flows provided by operating activities during 2009 were $1.3 billion, which primarily related to cash proceeds from net interest income, partially offset by net cash proceeds used to purchase held-for-sale mortgage loans. Cash flows provided by investing activities during 2009 were $47.6 billion, primarily resulting from net proceeds related to sales and maturities of our available-for-sale securities, partially offset by a net increase in trading securities. Cash flows used for financing activities for 2009 were $29.5 billion, largely attributable to repayments of short-term debt, partially offset by $36.9 billion received from Treasury under the Purchase Agreement.

Capital Resources

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide submissions to FHFA on minimum capital. See “NOTE 15: REGULATORY CAPITAL” for our minimum capital requirement, core capital, and GAAP net worth results as of December 31, 2011 and 2010. In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”

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

We are focusing our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury. Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives. In this regard, we are focused on serving our mission, helping families keep their homes, and stabilizing the economy by playing a vital role in the Administration’s housing programs. However, these changes to our business objectives and strategies may conflict with maintaining positive GAAP equity.

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At December 31, 2011, our liabilities exceeded our assets under GAAP by $146 million. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $146 million, which we expect to receive by March 31, 2012. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership.

We expect to make further draws under the Purchase Agreement in future periods. Given the substantial senior preferred stock dividend obligation to Treasury, which will increase with additional draws, senior preferred stock dividend payments will increasingly drive our future draw requests. The size and timing of our future draws will be determined by the dividend obligation and a variety of other factors that could adversely affect our net worth. For more information, see

181	Freddie Mac

“RISK FACTORS — Conservatorship and Related Matters — We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition.”

For more information on the Purchase Agreement, its effect on our business and capital management activities, factors that could adversely affect the size and timing of further draws, and the potential impact of making additional draws, see “Liquidity — Dividend Obligation on the Senior Preferred Stock,” “BUSINESS — Executive Summary — Government Support for Our Business” and “RISK FACTORS.”

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the inputs a market participant would use at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, or in situations where there is little, if any, market activity for an asset or liability at the measurement date. We use valuation techniques that seek to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy under the accounting guidance for fair value measurements and disclosures are described below:

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

Our Level 2 instruments generally consist of high credit quality agency securities, CMBS, non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes, interest-rate swaps, option-based derivatives, and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service inputs with the value derived by comparison to recent transactions involving similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during 2011, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain multiple independent prices, which are non-binding both to us and our counterparties.

182	Freddie Mac

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

Our valuation process and related fair value hierarchy assessments require us to make judgments regarding the liquidity of the marketplace. These judgments are based on the volume of securities traded in the marketplace, the width of bid/ask spreads and dispersion of prices on similar securities. As previously mentioned, the non-agency mortgage-related security markets continued to be illiquid during 2011. We continue to utilize the prices on such securities provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical processes, help ensure that the prices used to develop our financial statements are in accordance with the accounting guidance for fair value measurements and disclosures.

The prices provided to us consider the existence of credit enhancements, including bond insurance coverage, and the current lack of liquidity in the marketplace. We also consider credit risk in the valuation of our assets and liabilities, with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations. See “Consideration of Credit Risk in Our Valuation” for more information.

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

The table below summarizes our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

Table 70 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	December 31,
	2011		2010
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$210,659	28%	$232,634	30%
Trading, at fair value	58,830	4	60,262	5
Mortgage loans:
Held-for-sale, at fair value	9,710	100	6,413	100
Derivative assets, net(1)	118	—	143	—
Other assets:
Guarantee asset, at fair value	752	100	541	100
All other, at fair value	151	100	235	100

Total assets carried at fair value on a recurring basis(1)	$280,220	23	$300,228	25

Liabilities:
Debt securities recorded at fair value	$3,015	—%	$4,443	—%
Derivative liabilities, net(1)	435	—	1,209	3

Total liabilities carried at fair value on a recurring basis(1)	$3,450	—	$5,652	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At December 31, 2011 and 2010, we measured and recorded at fair value on a recurring basis, assets of $72.5 billion and $80.0 billion, respectively, or approximately 23% and 25% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at December 31, 2011 primarily consist of non-agency mortgage-related securities. At December 31, 2011 and 2010, we also measured and recorded at fair value on a recurring basis, Level 3 derivative liabilities of $0.1 billion and $0.8 billion, or less than 1% and 2%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting.

183	Freddie Mac

During 2011, the fair value of our Level 3 assets decreased due to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) the widening of OAS levels on these securities. During 2011, we had a net transfer into Level 3 assets of $267 million, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

During 2010, our Level 3 assets decreased by $81.7 billion primarily due to the transfer of the majority of CMBS from Level 3 to Level 2 and our adoption of amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. During 2010, the CMBS market continued to improve and we observed significantly less variability in fair value quotes received from dealers and third-party pricing services. In the fourth quarter of 2010 we determined that these market conditions stabilized to a degree that we believe indicates unobservable inputs are no longer significant to the fair values of these securities. As a result, we transferred $51.3 billion of CMBS from Level 3 to Level 2. The adoption of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including: (a) certain mortgage-related securities issued by our consolidated trusts that are held by us; and (b) the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.4 billion of other Level 3 assets to Level 2 during 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

See “NOTE 17: FAIR VALUE DISCLOSURES — Table 17.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

Controls over Fair Value Measurement

We employ control processes to validate the techniques and models we use to determine fair value. These processes are designed to help ensure that fair value measurements are appropriate and reliable. These control processes include review and approval of new transaction types, price verification, and review of valuation judgments, methods, models, process controls, and results. Groups within our Finance and Enterprise Risk Management divisions, independent of our trading and investing function, execute, validate, and review the valuation process. Additionally, the Valuation & Finance Model Committee (Valuation Committee), which includes senior representation from business areas and our Enterprise Risk Management and Finance divisions, participates in the review and validation process.

184	Freddie Mac

Our control process includes performing monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. This review covers all categories of products with increased attention to higher risk/impact valuations. Validation processes are intended to help ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. Where applicable, prices are back-tested by comparing the settlement prices to our fair value measurements. Analytical procedures include automated checks of prices for reasonableness based on variations from prices in previous periods, comparisons of prices to internally calculated expected prices, based on market moves, and relative value and yield comparisons based on specific characteristics of securities. To the extent that we determine that a price is outside of established parameters, we will further examine the price, including follow up discussions with the specific pricing service or dealer and ultimately will not use that price if we are not able to determine that the price is valid. These processes are executed prior to the use of the prices in our financial statements.

Where models are employed to assist in the measurement of fair value, all changes made to those models during the periods presented are put through the corporate model change governance process and material changes are reviewed by the Valuation Committee. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, or market conditions.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 17: FAIR VALUE DISCLOSURES — Table 17.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” for information concerning the risks associated with these models.

During 2011 and 2010, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 17: FAIR VALUE DISCLOSURES” for more information on fair values.

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

185	Freddie Mac

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

We hedge interest rate exposure related to net buy-ups (up front payments we make that increase the management and guarantee fee that we will receive over the life of the pool) and float (expected gains or losses resulting from our mortgage security program remittance cycles). These value changes are considered in asset-liability management return (described above) because they relate to hedged positions. The change in the fair value of credit guarantee activities includes the impact of changes in interest rates and other market factors on the unhedged portion of the projected cash flows from the credit guarantee business.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for 2011 and 2010.

Table 71 — Summary of Change in the Fair Value of Net Assets

	2011	2010
	(in billions)

Beginning balance	$(58.6)	$(62.5)
Changes in fair value of net assets, before capital transactions	(21.3)	(2.9)
Capital transactions:
Dividends and share issuances, net(1)	1.5	6.8

Ending balance	$(78.4)	$(58.6)

(1)	Includes the funds received from Treasury of $8.0 billion and $12.5 billion for 2011 and 2010, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During 2011, the fair value of net assets, before capital transactions, decreased by $21.3 billion, compared to a $2.9 billion decrease during 2010. The decrease in the fair value of net assets, before capital transactions, during 2011, was primarily due to: (a) a decrease in the fair value of our single-family loans due to our fourth quarter 2011 change in estimate discussed below, coupled with a decline in seasonally adjusted home prices in the continued weak credit environment; and (b) unrealized losses from the widening of OAS levels on our single-family non-agency mortgage-related securities. The decrease in fair value was partially offset by a tightening of OAS levels on our agency securities and high estimated core spread income.

During the fourth quarter of 2011, our fair value results as presented in our consolidated fair value balance sheets were affected by a change in estimate which increased the implied capital costs included in our valuation of single-family mortgage loans due to a change in the estimation of a risk premium assumption embedded in our modeled valuation of such loans. This change in estimate led to a $14.2 billion decrease in our fair value measurement of mortgage loans.

186	Freddie Mac

During 2010, the decrease in the fair value of net assets, before capital transactions, was primarily due to: (a) an increase in the risk premium related to our single-family loans as higher capital was applied reflecting the continued weak and uncertain credit environment; and (b) a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a $6.9 billion decrease in our fair value measurement of mortgage loans. The decrease in fair value was partially offset by high estimated core spread income and an increase in the fair value of our investments in residential and commercial mortgage-related securities driven by the tightening of OAS levels.

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

Securitization Activities and Other Guarantee Commitments

We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consisted of: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off-balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Therefore, our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $56.9 billion, $43.9 billion, and $1.5 trillion at December 31, 2011, 2010, and 2009, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced from historical levels due to accounting guidance for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” and “NOTE 9: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. These other guarantee commitments totaled $8.6 billion, $5.5 billion, and $5.1 billion of UPB at December 31, 2011, 2010, and 2009, respectively. We also had other guarantee commitments outstanding with respect to multifamily housing revenue bonds of $9.6 billion, $9.7 billion, and $9.2 billion in UPB at December 31, 2011, 2010, and 2009, respectively. These other guarantee commitments allow us to expand our support to the housing markets in certain circumstances where securitization is not warranted or practicable. In addition, as of December 31, 2011, 2010, and 2009, we issued other guarantee commitments on HFA bonds under the TCLFP with UPB of $2.9 billion, $3.5 billion, and $0.8 billion respectively.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.0 billion, $12.6 billion, and $12.4 billion at December 31, 2011, 2010, and 2009, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in excess of these commitments to advance funds. At December 31, 2011, 2010, and 2009, there were no liquidity guarantee advances outstanding. Advances under our liquidity guarantees would typically mature in 60 to 120 days. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. For more information on the HFA Initiative, including our participation in the TCLFP, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative.”

187	Freddie Mac

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

Other Agreements

We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” for additional information related to our variable interests in these VIEs.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties.” We also have purchase commitments primarily related to our mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $271.8 billion, $220.7 billion and $325.9 billion, in notional value at December 31, 2011, 2010, and 2009, respectively.

In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for further information.

CONTRACTUAL OBLIGATIONS

The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2011. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreement, even if the contract is renewable. Many of our purchase agreements for goods or services include clauses that would allow us to cancel the agreement prior to the expiration of the contract within a specified notice period; however, this table includes these obligations without regard to such termination clauses (unless we have provided the counterparty with actual notice of our intention to terminate the agreement).

In the table below, the amounts of future interest payments on debt securities outstanding at December 31, 2011 are based on the contractual terms of our debt securities at that date. These amounts were determined using the key assumptions that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2011 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2011, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.

The table below excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

•	future payments related to debt securities of consolidated trusts held by third parties, because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-related securities in the event a loan underlying a security becomes delinquent. We also remove

188	Freddie Mac

mortgages from pools underlying our PCs in certain circumstances, including when loans are 120 days or more delinquent, and retire the associated PC debt;

•	any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. As of December 31, 2011, the aggregate liquidation preference of the senior preferred stock was $72.2 billion and our annual dividend obligation was $7.22 billion. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements” for additional information;

•	future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon changes in the underlying financial instruments in response to items such as changes in interest rates and foreign exchange rates and are therefore uncertain;

•	future dividends on the preferred stock we have issued (other than the senior preferred stock), because dividends on these securities are non-cumulative;

•	the guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain; and

•	future cash contributions to our Pension Plan, as we have not yet determined whether to make a cash contribution in 2012.

Table 72 — Contractual Obligations by Year at December 31, 2011

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)

Long-term debt(1)	$512,871	$127,798	$142,943	$87,453	$33,897	$45,526	$75,254
Short-term debt(1)	161,443	161,443	—	—	—	—	—
Interest payable(2)	55,882	17,189	7,806	6,062	4,685	3,683	16,457
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)(5)	680	492	11	11	9	8	149
Purchase obligations:
Purchase commitments(6)	11,434	11,434	—	—	—	—	—
Other purchase obligations	545	461	50	17	9	6	2
Operating lease obligations	43	12	12	10	4	3	2

Total specified contractual obligations	$742,898	$318,829	$150,822	$93,553	$38,604	$49,226	$91,864

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. Excludes debt securities of consolidated trusts held by third parties. For additional information about our debt, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS.”
(2)	Includes estimated future interest payments on our short-term and long-term debt securities as well as the accrual of periodic cash settlements of derivatives, netted by counterparty. Also includes accrued interest payable recorded on our consolidated balance sheet, which consists primarily of the accrual of interest for our PCs and certain Other Guarantee Transactions, and the accrual of interest on short-term and long-term debt.
(3)	Accrued obligations related to our defined benefit plans, defined contribution plans, and executive deferred compensation plan are included in the Total and 2012 columns. However, the timing of payments due under these obligations is uncertain.
(4)	Other contractual liabilities include future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the consolidated trusts established for the administration of cash remittances received related to the underlying assets of Freddie Mac mortgage-related securities.
(5)	As of December 31, 2011, we have recorded tax liabilities for unrecognized tax benefits totaling $1.4 billion and allocated interest of $266 million. These amounts have been excluded from this table because we cannot estimate the years in which these liabilities may be settled. See “NOTE 13: INCOME TAXES” for additional information.
(6)	Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties. The majority of purchase commitments included in this caption are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging.

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

Our critical accounting policies and estimates relate to: (a) allowances for loan losses and reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting guidance, including guidance that we have not yet adopted and

189	Freddie Mac

that will likely affect our consolidated financial statements, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets, whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. We use the same methodology to determine our allowance for loan losses and reserve for guarantee losses, as the relevant factors affecting credit risk are the same. Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. Our process involves a greater degree of management judgment than prior to this period of housing and mortgage market instability.

We estimate credit losses related to homogeneous pools of loans in accordance with the accounting guidance for contingencies. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting guidance for receivables.

We believe the level of our loan loss reserves is reasonable based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses.

Single-Family Loan Loss Reserves

Single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to: current LTV ratios, a loan’s product type, delinquency/default status and history, and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We consider the output of this model, together with other information such as expected future levels of loan modifications and expected repurchases of loans by seller/servicers as a result of their non-compliance with our underwriting standards, the adequacy of third-party credit enhancements, and the effects of macroeconomic variables such as rates of unemployment and the effects of home price changes on borrower behavior. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, further deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

There is significant risk and uncertainty associated with our estimate of losses incurred on our single-family loans. The process for determining the estimate is complex. It uses models and requires us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and estimated loss severity. We regularly evaluate the underlying estimates and models we use when determining loan loss reserves and update our assumptions to reflect our historical experience and current view of economic factors. See “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties.”

Individually impaired single-family loans include loans that have undergone a TDR and are measured for impairment as the excess of our recorded investment in the loan over the present value of the expected future cash flows. Our expectation of future cash flows incorporates many of the judgments indicated above.

Multifamily Loan Loss Reserves

To determine loan loss reserves for the multifamily loan portfolio, including determining which loans are individually impaired, we consider all available evidence including, but not limited to, operating cash flows from the underlying property as represented by its current DSCR, the fair value of collateral underlying the loans, evaluation of the repayment prospects, the adequacy of third-party credit enhancements, year of origination, certain macroeconomic data, and available economic data related to multifamily real estate, including apartment vacancy and rental rates.

Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial mortgage data to those vintages based upon some of the factors listed above.

190	Freddie Mac

Individually impaired multifamily loans are measured for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as multifamily loans are generally collateral-dependent and most multifamily loans are non-recourse to the borrower. Non-recourse means generally that the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.

Fair Value Measurements

Assets and liabilities within our consolidated financial statements measured at fair value include: (a) mortgage-related and non-mortgage related securities; (b) mortgage loans held-for-sale; (c) derivative instruments; (d) debt securities denominated in foreign currencies and certain other debt; and (e) REO. The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the inputs a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished by quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions and the process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of income and comprehensive income as well as our consolidated fair value balance sheets. For information regarding our fair value methods and assumptions, see “NOTE 17: FAIR VALUE DISCLOSURES” and “FAIR VALUE MEASUREMENTS AND ANALYSIS” for additional information regarding fair value hierarchy and measurements.

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

The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments and assumptions and consideration of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. For information regarding important factors, judgments and assumptions, see “NOTE 7: INVESTMENTS IN SECURITIES — Impairment Recognition on Investments in Securities.”

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

See “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities” for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for more information on impairment recognition on securities.

191	Freddie Mac

We believe our judgments and assumptions used in our evaluation of other-than-temporary impairment are reasonable. However, different judgments or assumptions could have resulted in materially different recognition of other-than-temporary impairment. It is possible that the losses we ultimately realize could be significantly higher or lower than the losses we have recognized in our financial results to date.

Realizability of Deferred Tax Assets, Net

We use the asset and liability method to account for income taxes pursuant to the accounting guidance for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years from current operations and unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized.

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

We determined that, as of September 30, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by the events and the resulting uncertainties as of that date. Those conditions continued to exist as of December 31, 2011. As a result, we continue to maintain a valuation allowance against these net deferred tax assets at December 31, 2011. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, we would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, we determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted AOCI, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of this deferred tax asset is not dependent upon the generation of sufficient taxable income but rather on our intent and ability to hold these securities until recovery of these unrealized losses which may be at maturity. Our conclusion that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires significant estimates, assumptions, and judgments, as described above in “Impairment Recognition on Investments in Securities.” Any changes in these estimates, assumptions, or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of this deferred tax asset not being realized and may have a material effect on our financial position and results of operations. For more information see “NOTE 13: INCOME TAXES.”

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

192	Freddie Mac

commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports.

For the year ended December 31, 2011, our duration gap averaged zero months, PMVS-L averaged $359 million and PMVS-YC averaged $21 million. Our 2011 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

193	Freddie Mac

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Sources of Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities used to fund those assets. For the vast majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. We use derivatives as an important part of our strategy to manage interest-rate and prepayment risk. When determining to use derivatives to mitigate our exposures, we consider a number of factors, including cost, efficiency, exposure to counterparty risks, and our overall risk management strategy. See “MD&A — RISK MANAGEMENT” and “RISK FACTORS” for a discussion of our market risk exposure, including those related to derivatives, institutional counterparties, and other market risks.

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

The principal types of interest-rate risk and other market risks to which we are exposed are described below.

Duration Risk and Convexity Risk

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates (expressed in percentage terms). We compute each instrument’s duration by applying an interest-rate shock, both upward and downward, to the LIBOR curve and evaluating the impact on the instrument’s fair value. As interest rates have reached historically low levels, the methodology previously used by management to calculate duration and convexity began to produce risk sensitivities that were increasingly unstable and not representative of expected price movements. In order to alleviate the instability, we changed the shift size required to calculate duration and convexity from 50 basis points to 25 basis points beginning November 14, 2011. The effect of this change on our duration and convexity measures was not material. Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying the shock, both upward and downward, to the LIBOR curve and evaluating the impact on the duration. Currently, short-term interest rates are at historically low levels and, at some points, the LIBOR curve is less than 25 basis points (and less than 50 basis points that was the threshold before the November 14, 2011 change). As a result, the basis point shock to the LIBOR curve described above is bounded by zero. Our convexity risk primarily results from prepayment risk.

We seek to manage duration risk and convexity risk through asset selection and structuring (that is, by acquiring or structuring mortgage-related securities with attractive prepayment and other characteristics), by issuing a broad range of both callable and non-callable debt instruments, and by using interest-rate derivatives and written options. Managing the impact of duration risk and convexity risk is the principal focus of our daily market risk management activities. These risks are encompassed in our PMVS and duration gap risk measures, discussed in greater detail below. We use prepayment models to determine the estimated duration and convexity of mortgage assets for our PMVS and duration gap measures. When interest rates decline, mortgage asset prices tend to rise, but the rise is limited by the increased likelihood of prepayments, which exposes us to negative convexity. Through the use of our models, we estimate on a weekly basis the negative convexity profile of our portfolio over a wide range of interest rates. This process is designed to help us to identify the particular interest rate scenarios where the convexity of our portfolio appears to be most negative, and therefore the particular interest rate scenario where the interest rate price sensitivity of our financial instruments appears to be most acute. We use this information to develop hedging strategies that are customized to provide interest-rate risk protection for the specific interest rate environment where we believe we are most exposed to negative convexity risk. This strategy allows us to select hedging instruments that are expected to be most efficient for our portfolio, thereby reducing the overall cost of interest rate hedging activities.

194	Freddie Mac

By managing our convexity profile over a wide range of interest rates, we are able to hedge prepayment risk for particular interest rate scenarios. As a result, the intensity and frequency of our ongoing risk management actions is relatively constant over a wide range of interest rate environments. Our approach to convexity risk management focuses our portfolio rebalancing activities for the specific interest rate scenario where market and interest rate volatility appear to be most pronounced. This approach to convexity risk reduces our ongoing rebalancing activity to a relatively low level compared to the overall daily trading volume of interest-rate swaps and Treasury futures.

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

Yield Curve Risk

Yield curve risk is the risk that non-parallel shifts in the yield curve (such as a flattening or steepening) will adversely affect the fair value of net assets and ultimately adversely affect GAAP total equity (deficit). Because changes in the shape, or slope, of the yield curve often arise due to changes in the market’s expectation of future interest rates at different points along the yield curve, we evaluate our exposure to yield curve risk by examining potential reshaping scenarios at various points along the yield curve. We manage yield curve risk with the use of derivatives. Our yield curve risk under a specified yield curve scenario is reflected in our PMVS-YC disclosure.

Volatility Risk

Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect the fair value of net assets and ultimately adversely affect GAAP total equity (deficit). Volatility risk arises from the prepayment risk that is inherent in mortgages or mortgage-related securities. Volatility risk is the risk that the homeowner’s prepayment option will gain or lose value as the expected volatility of future interest rates changes. In general, as expected future interest rate volatility increases, the homeowner’s prepayment option increases in value, thus negatively impacting the value of the mortgage security backed by the underlying mortgages. We manage volatility risk by maintaining a portfolio of callable debt and option-based interest rate derivatives that have relatively long option terms. We actively manage and monitor our volatility risk exposure over a range of changing interest rate scenarios; however, we do not eliminate our volatility risk exposure completely.

Basis Risk

Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the fair value of net assets and ultimately adversely affect GAAP total equity (deficit). This risk arises principally because we generally hedge mortgage-related investments with debt securities. As principally a buy-and-hold investor, we do not actively manage overall basis risk, also referred to as mortgage-to-debt OAS risk or spread risk, arising from funding mortgage-related investments with our debt securities. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.

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

195	Freddie Mac

our models. To improve the accuracy of our models, changes to the underlying assumptions or modeling techniques are made on a periodic basis. Model development and model testing are reviewed and approved independently by our Enterprise Risk Management division. Model performance is also reported regularly through a series of internal management committees. See “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties” for a discussion of the developments and risks associated with our use of models. Given the importance of models to our investment management practices, model changes undergo a rigorous review process. As a result, it is common for model changes to take several months to complete. Given the time consuming nature of the model change review process, it is sometimes necessary for risk management purposes for management to make adjustments to our interest-rate risk statistics that reflect the expected impact of the pending model change. These adjustments are included in our PMVS and duration gap disclosures.

Foreign-Currency Risk

Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., Euros to the U.S. dollar) will adversely affect the fair value of net assets and ultimately adversely affect GAAP total equity (deficit). We are exposed to foreign-currency risk because we have debt denominated in currencies other than the U.S. dollar, our functional currency. We mitigate virtually all of our foreign-currency risk by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Interest-Rate Risk Management Strategy and Framework

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

To further reduce our exposure to changes in interest rates, we hedge a significant portion of the remaining prepayment risk with option-based derivatives. These derivatives primarily consist of call swaptions, which tend to increase in value as interest rates decline, and put swaptions, which tend to increase in value as interest rates increase. We also seek to manage interest-rate risk by changing the effective interest terms of the portfolio, primarily using interest-rate swaps, which we refer to as rebalancing. For further discussion of why we use derivatives and the types of derivatives we use, see “NOTE 11: DERIVATIVES.”

Our approach to managing interest-rate risk is designed to be disciplined and comprehensive. Our objective is to minimize our interest-rate risk exposure across a range of interest-rate scenarios. To do this, we analyze the interest-rate sensitivity of financial assets and liabilities at the instrument level on a daily basis and across a variety of interest rate scenarios. For risk management purposes, the interest-rate characteristics of each instrument are determined daily based on market prices and internal models. The fair values of our assets, liabilities and derivatives are primarily based on either third party prices, or observable market-based inputs. These fair values, whether direct from third parties or derived from observable inputs, are reviewed and validated by groups that are separate from our trading and investing function. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Controls over Fair Value Measurement.”

Annually, the Business and Risk Committee of our Board of Directors establishes certain Board limits for interest-rate risk measures, and if we exceed these limits we are required to notify the Business and Risk Committee and address the limit overage. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also on an annual basis, our Enterprise Risk Management division establishes management limits and makes recommendations with respect to the limits to be established at the Board level. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits

196	Freddie Mac

are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits. We also establish management limits that do not have corresponding Board limits.

Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is an estimate of the change in the market value of our net assets and liabilities from an instantaneous 50 basis point shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage-to-LIBOR basis does not change. (The shock used for calculating PMVS is not the same as the shock used for calculating duration and convexity, described above under “Duration Risk and Convexity Risk.”) PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC).

•	We calculate our exposure to changes in interest rates using effective duration. Effective duration measures the percentage change in the price of financial instruments from a 1% change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.

•	Together, duration and convexity provide a measure of an instrument’s overall price sensitivity to changes in interest rates. We utilize the aggregate duration and convexity risk of all interest-rate sensitive instruments on a daily basis to estimate the two PMVS metrics. The duration and convexity measures are used to estimate PMVS under the following formula:

PMVS = −[Duration] multiplied by [rate shock] plus [0.5 multiplied by Convexity] multiplied by [rate shock]2

In the equation, [rate shock] represents the interest-rate change expressed in percentage terms. For example, a 50 basis point adverse change will be expressed as 0.5%. The result of this formula is the percentage of sensitivity to the change in rate, which is expressed as: PMVS = (0.5 Duration) + (0.125 Convexity).

•	To estimate PMVS-L, an instantaneous parallel 50 basis point shock is applied to the yield curve, as represented by the US swap curve, holding all spreads to the swap curve constant. This shock is applied to the duration and convexity of all interest-rate sensitive financial instruments. The resulting change in market value for the aggregate portfolio is computed for both the up rate and down rate shock and the change in market value in the more adverse scenario of the up and down rate shocks is the PMVS. In cases where both the up rate and down rate shock results in a positive impact, the PMVS is zero. Because this process uses a parallel, or level, shock to interest rates, we refer to this measure as PMVS-L.

•	To estimate sensitivity related to the shape of the yield curve, a yield curve steepening and flattening of 25 basis points is applied to the duration of all interest-rate sensitive instruments. The resulting change in market value for the aggregate portfolio is computed for both the steepening and flattening yield curve scenarios. The more adverse yield curve scenario is then used to determine the PMVS-yield curve. Because this process uses a non-parallel shock to interest rates, we refer to this measure as PMVS-YC.

•	Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of equity unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of equity will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity to be expected from a 1% change in interest rates.

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk

197	Freddie Mac

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

In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to uncertainty regarding default rates, unemployment, loan modification, and the volatility and impact of home price movements on mortgage durations. Mis-estimation of prepayments could result in hedging-related losses.

PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2011 and 2010. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Our PMVS-L (50 basis points) exposure at the end of December 31, 2011 was $465 million; approximately half was driven by our duration exposure and the other half was driven by our negative convexity exposure. The PMVS-L at December 31, 2011 declined compared to December 31, 2010 primarily due to a decline in our negative convexity exposure as long-term rates significantly declined. On an average basis for the year, our PMVS-L (50 basis points) was $359 million, which was primarily driven by our negative convexity exposure on our mortgage assets.

Table 73 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
December 31, 2011	$7	$465	$1,349
December 31, 2010	$35	$588	$1,884

	Year Ended December 31,
	2011			2010
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	(0.0)	$21	$359	0.0	$23	$338
Minimum	(1.0)	$—	$—	(0.7)	$—	$—
Maximum	1.2	$94	$721	0.7	$83	$668
Standard deviation	0.3	$15	$126	0.3	$18	$179

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(2.0) billion at December 31, 2011, a decline of $1.0 billion from December 31, 2010. The decline was primarily driven by a decline in long-term rates, which resulted in lower duration and convexity exposures on our mortgage assets, without a full offsetting impact from our existing debt and derivative portfolios. In order to remain within our risk management limits, we rebalanced our portfolio with receive-fixed swaps, which lowered our derivative duration exposure.

198	Freddie Mac

Table 74 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
December 31, 2011	$2,470	$465	$(2,005)
December 31, 2010	$3,614	$588	$(3,026)

Duration Gap Results

We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to eleven different specific interest rate changes from three months to 30 years. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our exposure to interest rate changes for a wide range of interest rate yield curve scenarios. Our average duration gap, rounded to the nearest month, for the months of December 2011 and 2010 was zero months in both periods. Our average duration gap, rounded to the nearest month, during the years ended December 31, 2011 and 2010 was zero months in both periods.

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Derivative-Related Risks

Our use of derivatives exposes us to credit risk with respect to our counterparties to derivative transactions. Through counterparty selection, all derivative transactions are executed in a manner that seeks to control and reduce counterparty credit exposure. In order to attempt to minimize the potential replacement cost should a derivative counterparty fail, we utilize derivative counterparty limits. Board-level counterparty limits are approved by the Board’s Business and Risk Committee. Management and Board counterparty limits, which include current exposure and potential exposure in a stress scenario, are monitored by members of our Enterprise Risk Management division, which is responsible for establishing and monitoring credit and counterparty risk tolerances for our business activities and reporting to the Business and Risk Committee as appropriate. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for information on derivative counterparty credit risk.

Our use of derivatives also exposes us to derivative market liquidity risk, which is the risk that we may not be able to enter into or exit out of derivative transactions at a reasonable cost. A lack of sufficient capacity or liquidity in the derivatives market could limit our risk management activities, increasing our exposure to interest-rate risk. To help maintain continuous access to derivative markets, we use a variety of products and transact with a number of different derivative counterparties. In addition to OTC derivatives, we also use exchange-traded derivatives, asset securitization activities, callable debt, and short-term debt to rebalance our portfolio.

The Dodd-Frank Act will require that, in the future, many types of derivatives be centrally cleared and traded on exchanges or comparable trading facilities. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for additional information on this requirement and our use of a central clearing platform for interest rate derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

199	Freddie Mac

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise, and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to: (1) disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management, and (2) controls and procedures that do not provide adequate mechanisms for managing information technology changes and monitoring information security existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We have also audited in accordance with auditing standards generally accepted in the United States of America the supplemental consolidated fair value balance sheets of the Company as of December 31, 2011 and 2010. As described in “Note 17: Fair Value Disclosures”, the supplemental consolidated fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical-cost consolidated balance sheets and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated fair value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets or amounts required to settle obligations may vary significantly from the fair values presented. In our opinion, the supplemental consolidated fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in “Note 17: Fair Value Disclosures”.

As discussed in “Note 2: Conservatorship and Related Matters”, in September 2008, the Company was placed into conservatorship by the FHFA. The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA.

As discussed in “Note 1: Summary of Significant Accounting Policies”, the Company adopted as of January 1, 2010, amendments to the accounting guidance for transfers of financial assets and the consolidation of variable interest entities, which changed, among other things, how it evaluates securitization trusts for purposes of consolidation.

200	Freddie Mac

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 9, 2012

201	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions, except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$77,158	$86,698	$—
Unsecuritized	9,124	8,727	6,815

Total mortgage loans	86,282	95,425	6,815
Investments in securities	12,791	14,375	33,290
Other	67	156	241

Total interest income	99,140	109,956	40,346

Interest expense
Debt securities of consolidated trusts	(67,119)	(75,216)	—
Other debt	(12,869)	(16,915)	(22,150)

Total interest expense	(79,988)	(92,131)	(22,150)
Expense related to derivatives	(755)	(969)	(1,123)

Net interest income	18,397	16,856	17,073
Provision for credit losses	(10,702)	(17,218)	(29,530)

Net interest income (loss) after provision for credit losses	7,695	(362)	(12,457)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(219)	(164)	—
Gains (losses) on retirement of other debt	44	(219)	(568)
Gains (losses) on debt recorded at fair value	91	580	(404)
Derivative gains (losses)	(9,752)	(8,085)	(1,900)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(2,101)	(1,778)	(23,125)
Portion of other-than-temporary impairment recognized in AOCI	(200)	(2,530)	11,928

Net impairment of available-for-sale securities recognized in earnings	(2,301)	(4,308)	(11,197)
Other gains (losses) on investment securities recognized in earnings	(896)	(1,252)	5,965
Other income	2,155	1,860	5,372

Non-interest income (loss)	(10,878)	(11,588)	(2,732)

Non-interest expense
Salaries and employee benefits	(832)	(895)	(912)
Professional services	(270)	(297)	(344)
Occupancy expense	(62)	(64)	(68)
Other administrative expenses	(342)	(341)	(361)

Total administrative expenses	(1,506)	(1,597)	(1,685)
Real estate owned operations expense	(585)	(673)	(307)
Other expenses	(392)	(662)	(5,203)

Non-interest expense	(2,483)	(2,932)	(7,195)

Loss before income tax benefit	(5,666)	(14,882)	(22,384)
Income tax benefit	400	856	830

Net loss	(5,266)	(14,026)	(21,554)

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	3,465	13,621	17,825
Changes in unrealized gains (losses) related to cash flow hedge relationships	509	673	773
Changes in defined benefit plans	62	13	42

Total other comprehensive income, net of taxes and reclassification adjustments	4,036	14,307	18,640

Comprehensive income (loss)	(1,230)	281	(2,914)
Less: Comprehensive loss attributable to noncontrolling interest	—	1	1

Total comprehensive income (loss) attributable to Freddie Mac	$(1,230)	$282	$(2,913)

Net loss	$(5,266)	$(14,026)	$(21,554)
Less: Net loss attributable to noncontrolling interest	—	1	1

Net loss attributable to Freddie Mac	(5,266)	(14,025)	(21,553)
Preferred stock dividends	(6,498)	(5,749)	(4,105)

Net loss attributable to common stockholders	$(11,764)	$(19,774)	$(25,658)

Net loss per common share:
Basic	$(3.63)	$(6.09)	$(7.89)
Diluted	$(3.63)	$(6.09)	$(7.89)
Weighted average common shares outstanding (in thousands):
Basic	3,244,896	3,249,369	3,253,836
Diluted	3,244,896	3,249,369	3,253,836

The accompanying notes are an integral part of these consolidated financial statements.

202	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $2 and $1, respectively, related to our consolidated VIEs)	$28,442	$37,012
Restricted cash and cash equivalents (includes $27,675 and $7,514, respectively, related to our consolidated VIEs)	28,063	8,111
Federal funds sold and securities purchased under agreements to resell (includes $0 and $29,350, respectively, related to our consolidated VIEs)	12,044	46,524
Investments in securities:
Available-for-sale, at fair value (includes $204 and $817, respectively, pledged as collateral that may be repledged)	210,659	232,634
Trading, at fair value	58,830	60,262

Total investments in securities	269,489	292,896
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $8,351 and $11,644, respectively)	1,564,131	1,646,172
Unsecuritized (net of allowances for loan losses of $30,912 and $28,047, respectively)	207,418	192,310

Total held-for-investment mortgage loans, net	1,771,549	1,838,482
Held-for-sale, at lower-of-cost-or-fair-value (includes $9,710 and $6,413 at fair value, respectively)	9,710	6,413

Total mortgage loans, net	1,781,259	1,844,895
Accrued interest receivable (includes $6,242 and $6,895, respectively, related to our consolidated VIEs)	8,062	8,713
Derivative assets, net	118	143
Real estate owned, net (includes $60 and $118, respectively, related to our consolidated VIEs)	5,680	7,068
Deferred tax assets, net	3,546	5,543
Other assets (Note 19) (includes $6,083 and $6,001, respectively, related to our consolidated VIEs)	10,513	10,875

Total assets	$2,147,216	$2,261,780

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $5,943 and $6,502, respectively, related to our consolidated VIEs)	$8,898	$10,286
Debt, net:
Debt securities of consolidated trusts held by third parties	1,471,437	1,528,648
Other debt (includes $3,015 and $4,443 at fair value, respectively)	660,546	713,940

Total debt, net	2,131,983	2,242,588
Derivative liabilities, net	435	1,209
Other liabilities (Note 19) (includes $3 and $172, respectively, related to our consolidated VIEs)	6,046	8,098

Total liabilities	2,147,362	2,262,181

Commitments and contingencies (Notes 9, 11, and 18)
Equity (deficit)
Senior preferred stock, at redemption value	72,171	64,200
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,725,302 shares and 649,179,789 shares outstanding, respectively	—	—
Additional paid-in capital	3	7
Retained earnings (accumulated deficit)	(74,525)	(62,733)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $10,334 and $10,740, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(6,213)	(9,678)
Cash flow hedge relationships	(1,730)	(2,239)
Defined benefit plans	(52)	(114)

Total AOCI, net of taxes	(7,995)	(12,031)
Treasury stock, at cost, 76,138,584 shares and 76,684,097 shares, respectively	(3,909)	(3,953)

Total equity (deficit)	(146)	(401)

Total liabilities and equity (deficit)	$2,147,216	$2,261,780

The accompanying notes are an integral part of these consolidated financial statements.

203	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Freddie Mac Stockholders’ Equity (Deficit)
				Senior
	Shares Outstanding			Preferred	Preferred			Retained
	Senior			Stock, at	Stock, at	Common	Additional	Earnings		Treasury		Total
	Preferred	Preferred	Common	Redemption	Redemption	Stock, at	Paid-In	(Accumulated	AOCI, Net	Stock,	Noncontrolling	Equity
	Stock	Stock	Stock	Value	Value	Par Value	Capital	Deficit)	of Tax	at Cost	Interest	(Deficit)
	(in millions)

Balance as of December 31, 2008	1	464	647	$14,800	$14,109	$—	$19	$(23,191)	$(32,357)	$(4,111)	$97	$(30,634)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	14,996	(9,931)	—	—	5,065
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(21,553)	—	—	(1)	(21,554)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	18,640	—	—	18,640

Comprehensive income (loss)	—	—	—	—	—	—	—	(21,553)	18,640	—	(1)	(2,914)
Increase in liquidation preference	—	—	—	36,900	—	—	—	—	—	—	—	36,900
Stock-based compensation	—	—	—	—	—	—	58	—	—	—	—	58
Income tax benefit from stock- based compensation	—	—	—	—	—	—	7	—	—	—	—	7
Common stock issuances	—	—	2	—	—	—	(90)	—	—	92	—	2
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	63	(63)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,105)	—	—	—	(4,105)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372

Balance as of December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(9,011)	(2,690)	—	(2)	(11,703)

Balance as of January 1, 2010	1	464	649	51,700	14,109	—	57	(42,932)	(26,338)	(4,019)	92	(7,331)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(14,025)	—	—	(1)	(14,026)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	14,307	—	—	14,307

Comprehensive income (loss)	—	—	—	—	—	—	—	(14,025)	14,307	—	(1)	281
Increase in liquidation preference	—	—	—	12,500	—	—	—	—	—	—	—	12,500
Stock-based compensation	—	—	—	—	—	—	24	—	—	—	—	24
Income tax benefit from stock- based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(67)	—	—	66	—	(1)
Noncontrolling interest purchase	—	—	—	—	—	—	(31)	—	—	—	(89)	(120)
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	23	(23)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,749)	—	—	—	(5,749)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(5,266)	—	—	—	(5,266)
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	4,036	—	—	4,036

Comprehensive income (loss)	—	—	—	—	—	—	—	(5,266)	4,036	—	—	(1,230)
Increase in liquidation preference	—	—	—	7,971	—	—	—	—	—	—	—	7,971
Stock-based compensation	—	—	—	—	—	—	11	—	—	—	—	11
Income tax benefit from stock- based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(44)	—	—	44	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(6,495)	—	—	—	(6,495)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)

Ending balance at December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$—	$(146)

The accompanying notes are an integral part of these consolidated financial statements.

204	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Cash flows from operating activities
Net loss	$(5,266)	$(14,026)	$(21,554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative losses (gains)	4,721	3,591	(2,046)
Asset related amortization — premiums, discounts, and basis adjustments	2,063	326	163
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(1,629)	1,127	3,959
Net discounts paid on retirements of other debt	(713)	(1,959)	(4,303)
Net premiums received from issuance of debt securities of consolidated trusts	4,091	3,888	—
Losses on extinguishment of debt securities of consolidated trusts and other debt	175	383	568
Provision for credit losses	10,702	17,218	29,530
Losses on investment activity	2,368	5,542	5,356
(Gains) losses on debt recorded at fair value	(91)	(580)	404
Deferred income tax benefit	(117)	(670)	(670)
Purchases of held-for-sale mortgage loans	(16,550)	(10,330)	(101,976)
Sales of mortgage loans acquired as held-for-sale	14,027	6,728	88,094
Repayments of mortgage loans acquired as held-for-sale	54	21	3,050
Change in:
Accrued interest receivable	651	832	(1,193)
Accrued interest payable	(1,080)	(1,700)	(1,324)
Income taxes payable	(281)	662	312
Other, net	(2,805)	(233)	2,918

Net cash provided by operating activities	10,320	10,820	1,288

Cash flows from investing activities
Purchases of trading securities	(47,977)	(55,509)	(250,411)
Proceeds from sales of trading securities	33,734	17,771	153,093
Proceeds from maturities of trading securities	14,545	40,389	69,025
Purchases of available-for-sale securities	(12,171)	(6,542)	(15,346)
Proceeds from sales of available-for-sale securities	2,643	2,645	22,259
Proceeds from maturities of available-for-sale securities	34,316	44,398	86,702
Purchases of held-for-investment mortgage loans	(44,129)	(68,180)	(23,606)
Repayments of mortgage loans acquired as held-for-investment	369,981	425,298	6,862
(Increase) decrease in restricted cash	(19,952)	7,399	426
Net proceeds from (payments of) mortgage insurance and acquisitions and dispositions of real estate owned	12,665	13,093	(4,690)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	34,480	(32,023)	3,150
Derivative premiums and terminations and swap collateral, net	(4,447)	(3,075)	99
Purchase of noncontrolling interest	—	(23)	—

Net cash provided by investing activities	373,688	385,641	47,563

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	96,042	96,253	—
Repayments of debt securities of consolidated trusts held by third parties	(436,320)	(461,084)	—
Proceeds from issuance of other debt	1,024,323	1,115,097	1,333,859
Repayments of other debt	(1,078,050)	(1,180,935)	(1,395,806)
Increase in liquidation preference of senior preferred stock	7,971	12,500	36,900
Repurchase of REIT preferred stock	—	(100)	—
Payment of cash dividends on senior preferred stock	(6,495)	(5,749)	(4,105)
Excess tax benefits associated with stock-based awards	1	1	1
Payments of low-income housing tax credit partnerships notes payable	(50)	(115)	(343)

Net cash used in financing activities	(392,578)	(424,132)	(29,494)

Net (decrease) increase in cash and cash equivalents	(8,570)	(27,671)	19,357
Cash and cash equivalents at beginning of year	37,012	64,683	45,326

Cash and cash equivalents at end of year	$28,442	$37,012	$64,683

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$84,370	$95,468	$25,169
Net derivative interest carry	4,791	4,305	2,274
Income taxes	(1)	(848)	(472)
Non-cash investing and financing activities:
Held-for-sale mortgage loans securitized and retained as trading and available-for-sale securities	—	—	1,088
Underlying mortgage loans related to guarantor swap transactions	280,621	324,004	—
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	280,621	324,004	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	—	196	435
Transfers from held-for-sale mortgage loans to held-for-investment mortgage loans	—	—	10,336

The accompanying notes are an integral part of these consolidated financial statements.

205	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and the Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by debt issuances and hedged using derivatives. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. See “NOTE 14: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on the following primary business objectives: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in FHFA and other governmental initiatives, such as the FHFA-directed servicing alignment initiative, HAMP and HARP, as well as our own workout and refinancing initiatives; (c) minimizing our credit losses; (d) maintaining sound credit quality of the loans we purchase and guarantee; and (e) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. We also have a variety of different, and potentially competing, objectives based on our charter, other legislation, public statements from Treasury and FHFA officials, and other guidance and directives from our Conservator. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”

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

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the year ended December 31, 2011. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our earnings for the full year ended December 31, 2011, or to the trend of earnings. The impact to earnings, net of taxes, for the year ended December 31, 2011 was $0.4 billion.

206	Freddie Mac

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

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The net earnings attributable to the noncontrolling interests in our consolidated subsidiaries are reported separately in the consolidated statements of income and comprehensive income as comprehensive (income) loss attributable to noncontrolling interest. All material intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. We consolidate entities in which we have a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE or non-VIE. A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; or (b) where the group of equity holders does not have: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.

Our policy is to consolidate VIEs in which we hold a controlling financial interest and are therefore deemed to be the primary beneficiary. An enterprise has a controlling financial interest in, and thus is deemed to be the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact its economic performance; and (b) exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We perform ongoing assessments to determine if we are the primary beneficiary of the VIEs with which we are involved and, as such, conclusions may change over time as the nature and extent of our involvement changes.

Historically, we were exempt from applying the accounting guidance applicable to consolidation of VIEs to the majority of our securitization trusts, as well as certain of our investment securities issued by third parties, because they had been designed to meet the definition of a QSPE. Upon the effective date of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, the concept of a QSPE and the related scope exception from the consolidation provisions applicable to VIEs were removed from GAAP; consequently, all of our securitization trusts, as well as our investment securities issued by third parties that had previously been QSPEs, became subject to a consolidation assessment. The results of our consolidation assessments on certain types of securitization trusts are explained in the paragraphs that follow.

We use securitization trusts in our securities issuance process that are VIEs. We are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. See “NOTE 3: VARIABLE INTEREST ENTITIES” for more information. When we transfer assets into a VIE that we consolidate at the time of the transfer (or shortly thereafter), we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between: (a) the fair value of the consideration paid and the fair value of any noncontrolling interests held by third parties; and (b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated.

For entities that are not VIEs, the usual condition of a controlling financial interest is ownership of a majority voting interest in an entity. We use the equity method of accounting for entities over which we have the ability to exercise significant influence, but not control.

Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities

Overview

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC

207	Freddie Mac

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

Various types of fixed income investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks, and foreign central banks. PCs differ from U.S. Treasury securities and certain other fixed-income investments in two primary ways. First, they can be prepaid at any time because homeowners may pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual maturity of the underlying loans. Consequently, mortgage-related securities generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. However, we guarantee the payment of interest and principal on all of our PCs, as discussed above.

In return for providing our guarantee of the payment of principal and interest, we earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans.

PC Trusts

Prior to January 1, 2010, our PC trusts met the definition of QSPEs and were not consolidated. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of carrying values was not practical. Other assets and liabilities that were consolidated effective January 1, 2010 that either did not have a UPB or were required to be carried at fair value were measured at fair value. As a result of this consolidation, we have recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, the assets and liabilities of trusts that we consolidate are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust; or (b) fair value for those securitization trusts established for our guarantor swap program. Refer to “Mortgage Loans” and “Debt Securities Issued” below for further information on the subsequent accounting treatment of these assets and liabilities, respectively.

REMICs and Other Structured Securities

Our REMICs and Other Structured Securities use resecuritization trusts that meet the definition of a VIE. REMICs and Other Structured Securities represent beneficial interests in groups of PCs and other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued mortgage-related securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our REMICs and Other Structured Securities. However, for REMICs and Other Structured Securities where we have already guaranteed the underlying assets, there is no incremental exposure to credit loss assumed by us.

With respect to the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide us with any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed.

208	Freddie Mac

As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

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

When we sell PCs that have been issued by consolidated PC trusts, we recognize a liability to the third-party beneficial interest holders of the related consolidated trust as debt securities of consolidated trusts held by third parties. That is, our sale of PCs issued by consolidated PC trusts is accounted for as the issuance of debt, not as the sale of investment securities.

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

209	Freddie Mac

parties. That is, our sale of single-class REMICs and Other Structured Securities is accounted for as the issuance of debt, not as the sale of investment securities.

Multiclass REMICs and Other Structured Securities

In multiclass REMICs and Other Structured Securities, the collateral includes PCs and REMICs and Other Structured Securities. Generally, PCs serve as the primary type of collateral for these resecuritizations. We do not consolidate these resecuritization trusts as we are not deemed to be the primary beneficiary of such trusts unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust and are therefore considered to be the primary beneficiary. In our multiclass REMICs and Other Structured Securities, the cash flows of the underlying PCs are divided (e.g., stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase multiclass REMICs and Other Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in Securities” for further information regarding our accounting for investments in multiclass REMICs and Other Structured Securities. The purchase of these securities is generally funded through the issuance of unsecured debt to third parties.

We recognize, as assets, both the investment in the multiclass REMICs and Other Structured Securities and the mortgage loans backing the PCs held by the trusts which underlie the multiclass REMICs and Other Structured Securities. Additionally, we recognize, as liabilities, the unsecured debt issued to third parties to fund the purchase of the multiclass REMICs and Other Structured Securities as well as the debt issued to third parties of the PC trusts we consolidate which underlie the multiclass REMICs and Other Structured Securities. This results in recognition of interest income from both assets and interest expense from both liabilities.

When we sell multiclass REMICs and Other Structured Securities, we account for the transfer in accordance with the accounting guidance for transfers of financial assets. To the extent the transfer of multiclass REMICs and Other Structured Securities qualifies as a sale, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred. Any gain (loss) on the sale of multiclass REMICs and Other Structured Securities is reflected in our consolidated statements of income and comprehensive income as a component of other gains (losses) on investment securities. To the extent the transfer of multiclass REMICs and Other Structured Securities does not qualify as a sale, we account for the transfer as a financing transaction and recognize a liability for the proceeds received from third parties in the transfer.

Other Guarantee Commitments

In certain circumstances we also provide our guarantee of mortgage-related assets held by third parties without our securitization of the related assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. In addition, during 2009 and 2010, we issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative.

Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral that we have the right to use for general corporate purposes and that we obtain from counterparties to derivative contracts is recorded as cash and cash equivalents.

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received on the underlying assets of our consolidated trusts, which are deposited into a separate custodial account. These cash remittances include both scheduled and unscheduled principal and interest payments. The cash remittances are segregated in the separate custodial account until they are remitted to the PC, REMIC and Other Structured Securities holders on their respective security payment dates, and are not commingled with our general operating funds. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC, REMIC, and Other Structured Securities holders, in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of income and comprehensive income.

Mortgage Loans

Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Historically, we classified

210	Freddie Mac

mortgage loans that we purchased to use as collateral for future PC and other mortgage-related security issuances as held-for-sale because we intended to securitize the loans in transactions that qualified for derecognition from our consolidated financial statements and did not have the intent to hold these loans for the foreseeable future. Effective January 1, 2010 we were required to consolidate our single-family PC trusts and certain Other Guarantee Transactions, and, therefore, recognized the loans underlying these securities on our consolidated balance sheets. These consolidated entities do not have the ability to sell mortgage loans and generally are only permitted to hold such loans for the settlement of the corresponding obligations of these entities. As such, loans we acquire and which we intend to securitize using an entity we will consolidate will generally be classified as held-for-investment both prior to and subsequent to their securitization, in accordance with our intent and ability to hold such loans for the foreseeable future.

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

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statement of income and comprehensive income, with changes in this valuation allowance also being recorded in other income. Premiums, discounts, and other cost basis adjustments recognized upon acquisition on single-family loans classified as held-for-sale are deferred and not amortized. We have elected the fair value option for multifamily mortgage loans held for sale that we intend to securitize and sell to investors. See “NOTE 17: FAIR VALUE DISCLOSURES — Fair Value Election — Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis, with subsequent gains or losses related to sales or changes in fair value reported in other income in our consolidated statements of income and comprehensive income.

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

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets. We recognize incurred losses by recording a charge to the provision for credit losses in our consolidated statements of income and comprehensive income. Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment about matters that involve a high degree of subjectivity.

We estimate credit losses related to homogeneous pools of loans in accordance with the accounting guidance for contingencies. Accordingly, we maintain an allowance for loan losses on mortgage loans held-for-investment when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting guidance for receivables.

For both the single-family and multifamily portfolios, we charge off (in full or in part) our recorded investment in a loan in the period it is determined that the loan (or a portion thereof) is uncollectible, which generally occurs at final disposition of the loan. However, if losses are evident prior to final disposition, earlier recognition of a charge-off is required by our policies. We also consider charge-offs for certain very small balance loans and upon the occurrence of certain events such as natural disasters. A charge-off is also recorded if we realize a specific credit loss upon the modification of a loan in a TDR. We do not have any established threshold in terms of days past due beyond which we partially or fully charge-off loans.

211	Freddie Mac

Single-Family Loans

We determine single-family loan loss reserves both on a collective and individual basis. For further discussion on individually impaired single-family loans, refer to “Impaired Loans” below.

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors affecting collectability. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including current LTV ratios and trends in home prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate key inputs and factors including, but not limited to:

•	current LTV ratios and historical trends in home prices;

•	loan product type;

•	delinquency/default status and history;

•	actual and estimated rates of collateral loss severity for similar loans;

•	geographic location;

•	loan age;

•	sourcing channel;

•	occupancy type;

•	UPB at origination;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

Freddie Mac relies upon third-parties to provide primary servicing for the performing and non-performing loan portfolio. At loan delivery, the seller provides us with the loan data, which includes loan characteristics and underwriting information. Each month, the servicers provide us with monthly loan level servicing data, including delinquency and loss information.

Certain loan servicing data is reported to us on a real-time basis, such as loan pay-offs and foreclosure events. However, certain monthly servicing data, including delinquency status, is delivered on a one-month delay. For example, December loan delinquency data delivered to Freddie Mac at the end of December or beginning of January reflects the loan delinquency status related to the December 1 payment cycle. We incorporate the delinquency status data into our allowance for loan loss calculation generally without adjustment for the one month delay.

Our single-family loan loss reserve default models are estimated based on the most recent 12 months of actual borrower behavior reflected in status and delinquency data reported by our servicers. The data provides a loan level history of delinquency, foreclosures, foreclosure alternatives, modifications, and repurchases. Our single-family loan loss reserve severity is estimated from the most recent three months of sales experience realized on our distressed property dispositions and the most recent six months of mortgage insurance recoveries and pre-foreclosure expenses on our distressed properties including REO, short sales, and third-party sales. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of estimated current total LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family loan loss reserve process.

Our loan loss reserves reflect our best current estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual

212	Freddie Mac

underwriting requirements at the time of the loan origination. For loans where foreclosure is probable, impairment is measured on an aggregate basis based upon an estimate of the underlying collateral value. At an individual loan level, our estimate also considers the effect of historical home price changes on borrower behavior and the impact of our loss mitigation actions, including our loan modification efforts. We apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of income and comprehensive income when received.

Our reserve estimate also reflects our best projection of delinquencies we believe are likely to occur as a result of loss events that have occurred through December 31, 2011 and 2010, respectively. However, the continued weakness in the national housing market, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loan workout programs, make forecasting of delinquency rates inherently imprecise.

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

Multifamily Loans

For multifamily loans identified as impaired, we individually determine the specific loan loss reserves. Refer to “Impaired Loans” below for further discussion on individually impaired multifamily loans. Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial mortgage data to those vintages based upon available economic data related to multifamily real estate, including apartment vacancy and rental rates.

Non-Performing Loans

Non-performing loans consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and multifamily loans that are deemed impaired based upon management judgment. We place mortgage loans on non-accrual status when we believe collectability of interest and principal is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

A non-accrual mortgage loan may be returned to accrual status when the collectability of principal and interest is reasonably assured. For single-family loans, we determine that collectability is reasonably assured when we have received payment of principal and interest such that the loan becomes less than three monthly payments past due. For multifamily loans, the collectability of principal and interest is considered reasonably assured based on a quantitative and qualitative analysis of the factors specific to the loan being assessed. Upon a loan’s return to accrual status, all previously reversed interest income is recognized and amortization of any basis adjustments into interest income is resumed.

Impaired Loans

We consider a loan to be impaired when it is probable, based on current information, that we will not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement. This assessment is made taking into consideration any more than insignificant delays in the timing of our expected receipt of these amounts.

Single-Family

Individually impaired single-family loans include loans that have undergone a TDR. Impairment and interest income recognition are discussed separately in the paragraphs that follow. All other single-family loans are aggregated and measured collectively for impairment based on similar risk characteristics. Collective impairment is measured as described above in the “Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” section of this note.

213	Freddie Mac

If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.

Multifamily

Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Factors considered by management in determining whether a loan is impaired include, but are not limited to, the underlying property’s operating performance as represented by its current DSCR, available credit enhancements, current LTV ratio, management of the underlying property, and the property’s geographic location. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower so generally the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on non-TDR multifamily impaired loans is subject to our non-accrual policy as discussed in “Non-Performing Loans.”

Troubled Debt Restructurings

Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower. We do not consider restructurings that result in a delay in payment that is insignificant to be a concession. We generally consider a delay in monthly amortizing payments of three months or less to be insignificant. We generally consider all other delays in payment, including balloon payments, to be more than insignificant. A concession typically includes one or more of the following being granted to the borrower: (a) loans in trial periods where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate; (b) a delay in payment that is more than insignificant; (c) a reduction in the contractual interest rate; (d) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; and (e) a reduction in the principal amount of the loan. On July 1, 2011, we adopted an amendment to the accounting guidance related to the classification of loans as TDRs. This amendment clarified when a restructuring such as a loan modification is considered a TDR. For additional information, see “Recently Adopted Accounting Guidance — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” below.

Impairment of a loan having undergone a TDR is measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans or at the loan’s effective interest rate prior to modification for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the modification date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in “Non-Performing Loans” above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statement of income and comprehensive income.

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” We currently do not classify any securities as “held-to-maturity,” although we may elect to do so in the future. In addition, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets. Subsequent to our election, these securities were classified as trading securities. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI and other gains (losses) on investment securities, respectively. See “NOTE 17: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

214	Freddie Mac

We record purchases and sales of securities that are specifically exempt from the requirements of derivatives and hedge accounting on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of derivatives and hedge accounting are recorded on the expected settlement date with a corresponding commitment recorded on the trade date.

When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities, as we are investing in the debt securities of a non-consolidated entity. We consolidate the trusts that issue these securities when we hold substantially all of the outstanding beneficial interests issued by the trusts. We recognize interest income on the securities and interest expense on the debt we issued. See “Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities — Purchases and Sales of Freddie Mac Mortgage-Related Securities” for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts.

In connection with transfers of financial assets that qualified as sales prior to the adoption of the amendments to the accounting guidance on transfers of financial assets and the consolidation of VIEs, we may have retained individual securities not transferred to third parties upon the completion of a securitization transaction. These securities may have been backed by mortgage-related assets purchased from our customers, PCs, and REMICs and Other Structured Securities. The securities we acquired in these transactions were classified as available-for-sale or trading and are considered guaranteed investments. Therefore, the fair values of these securities reflect that they are considered to be of high credit quality and the securities are not subject to credit-related impairments. They are subject to the credit risk associated with the underlying collateral. Therefore, our exposure to credit losses on collateral underlying our retained securitization interests was recorded within our reserve for guarantee losses.

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

We recognize impairment losses on available-for-sale securities within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. On April 1, 2009, we prospectively adopted an amendment to the accounting guidance for investments in debt and equity securities. This amendment changed the recognition, measurement, and presentation of other-than-temporary impairment for debt securities.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized, net of tax, in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information and our analysis is refined where the current fair value or other characteristics of the security warrant. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. See “NOTE 7: INVESTMENTS IN SECURITIES — Impairment Recognition on Investments in Securities” for a discussion of important factors we consider in our evaluation.

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery

215	Freddie Mac

of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other than temporary and is recorded within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings.

We elected the fair value option for available-for-sale securities identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of income and comprehensive income in the period they occur, including increases in value. For additional information on our election of the fair value option, see “NOTE 17: FAIR VALUE DISCLOSURES.”

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

We also engage in dollar roll transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities. When these transactions involve securities issued by consolidated entities, they are treated as issuances and extinguishments of debt. When these transactions involve securities issued by entities we do not consolidate, they are treated as purchases and sales as the security initially transferred is not required to be the same or substantially the same as the security subsequently returned.

Debt Securities Issued

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt.

As a result of the adoption of the amendments to the accounting guidance on transfers of financial assets and the consolidation of VIEs, we consolidated our single-family PC trusts and certain Other Guarantee Transactions in our financial statements commencing January 1, 2010. Consequently, PCs and Other Guarantee Transactions issued by the consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. The debt securities of our consolidated trusts are prepayable without penalty at any time. Other debt represents short-term and long-term debt securities that we issue to third parties to fund our general business activities.

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

We elected the fair value option on foreign-currency denominated debt and certain other debt securities. The change in fair value for debt recorded at fair value is reported as gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. Upfront costs and fees on foreign-currency denominated debt are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “NOTE 17: FAIR VALUE DISCLOSURES.”

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

216	Freddie Mac

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

Derivatives

Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Changes in fair value and interest accruals on derivatives are recorded as derivative gains (losses) in our consolidated statements of income and comprehensive income.

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In accordance with an amendment to derivatives and hedging accounting guidance regarding certain hybrid financial instruments, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of income and comprehensive income. At December 31, 2011 and 2010, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At December 31, 2011 and 2010, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

In the consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives, other than forward commitments, are generally classified in investing activities. Cash flows related to forward commitments are classified within the section of the consolidated statements of cash flows in accordance with the cash flows of the financial instruments to which they relate.

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of REO acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell plus expected recoveries through credit enhancements exceeds the carrying basis of the loan (including all amounts due from the borrower). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is reported as a component of other assets on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations income (expense); all other expenses are recognized within other administrative expenses in our consolidated statement of income and comprehensive income. Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

217	Freddie Mac

Income Taxes

We use the asset and liability method of accounting for income taxes under GAAP. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years, from current operations and from unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of December 31, 2011 and 2010, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of December 31, 2011 and 2010. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 13: INCOME TAXES.”

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

Earnings Per Common Share

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of: (a) vested and unvested options to purchase common stock; and (b) restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock. Consequently, in accordance with accounting guidance for earnings per share, we use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings.

Basic earnings per common share is computed as net income available to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for our basic earnings per share calculation includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share. Diluted earnings per common share is determined using the weighted average number of common shares during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive common stock equivalents reflect the assumed net issuance of additional common shares pursuant to certain of our stock-based compensation plans that could potentially dilute earnings per common share. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information on the warrant for our common stock issued to Treasury as part of the Purchase Agreement.

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

218	Freddie Mac

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

Please refer to “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further disclosures regarding our loan restructurings accounted for and disclosed as TDRs and for discussion regarding how modifications and other loss mitigation activities are factored into our allowance for loan losses.

Accounting for Transfers of Financial Assets and Consolidation of VIEs

On January 1, 2010, we prospectively adopted amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The amendment for transfers of financial assets was applicable on a prospective basis to new transfers, while the amendment relating to consolidation of VIEs was applied prospectively to all entities within its scope as of the date of adoption.

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. As a result, a large portion of our off-balance sheet assets and liabilities prior to January 1, 2010 have been consolidated. Effective January 1, 2010, we consolidated these trusts and recognized the assets and liabilities at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of historical carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. See “Consolidation and Equity Method of Accounting” above for a discussion of our assessment to determine whether we are considered the primary beneficiary of a trust and thus need to consolidate it. As such, we recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Other Guarantee Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their:

219	Freddie Mac

(a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program.

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

Change in the Impairment Model for Debt Securities

On April 1, 2009 we prospectively adopted an amendment to the accounting guidance for investments in debt and equity securities, which provided additional guidance on accounting for and presenting impairment losses on debt securities. This amendment changed the recognition, measurement and presentation of other-than-temporary impairment for debt securities, and was intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities not expected to be sold. It also changed: (a) the method for determining whether an other-than-temporary impairment exists; and (b) the amount of an impairment charge to be recorded in earnings.

As a result of the adoption, we recognized a cumulative-effect adjustment, net of tax, of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding adjustment of $(9.9) billion, net of tax, to AOCI. The cumulative adjustment reclassified the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. The difference between these adjustments of $5.1 billion primarily represented the release of the valuation allowance previously recorded against the deferred tax asset that was no longer required upon adoption of this amendment. See “NOTE 7: INVESTMENTS IN SECURITIES” for further disclosures regarding our investments in securities and other-than-temporary impairments.

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

220	Freddie Mac

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

Business Objectives

We continue to operate under the direction of FHFA, as our Conservator. The conservatorship and related matters have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.

While in conservatorship, we can, and have continued to, enter into and enforce contracts with third parties. The Conservator continues to direct the efforts of the Board of Directors and management to address and determine the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct day-to-day operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.

FHFA has stated that it has focused Freddie Mac and Fannie Mae on their existing core business, including minimizing credit losses, and taking actions necessary to advance the goals of conservatorship, and is not permitting Freddie Mac and Fannie Mae to offer new products or enter into new lines of business. Our business objectives and strategies have, in some cases, been altered since we were placed into conservatorship, and may continue to change. These changes to our business objectives and strategies may not contribute to our profitability. Based on our charter, other legislation, public statements from Treasury and FHFA officials and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	minimizing credit losses;

•	conserving assets;

•	providing liquidity, stability and affordability in the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	maintaining a positive stockholders’ equity and reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; and

•	protecting the interests of taxpayers.

The Conservator has stated that it is taking actions in support of the objectives of gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government. The Conservator has also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.

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

221	Freddie Mac

business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury. However, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

The Acting Director of FHFA stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results, or financial condition. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, have adversely impacted and may continue to adversely impact our financial results, including our segment results. For example, our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forgo revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program and to the servicing alignment initiative as directed by FHFA on April 28, 2011, which has increased, and will continue to increase, our expenses. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. The Acting Director of FHFA stated on September 19, 2011 that “it ought to be clear to everyone at this point, given [Freddie Mac and Fannie Mae’s] losses since being placed into conservatorship and the terms of the Treasury’s financial support agreements, that [Freddie Mac and Fannie Mae] will not be able to earn their way back to a condition that allows them to emerge from conservatorship.” The Acting Director of FHFA stated on November 15, 2011 that “the long-term outlook is that neither [Freddie Mac nor Fannie Mae] will continue to exist, at least in its current form, in the future.” We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations.

On February 11, 2011, the Administration delivered a report to Congress that lays out the Administration’s plan to reform the U.S. housing finance market, including options for structuring the government’s long-term role in a housing finance system in which the private sector is the dominant provider of mortgage credit. The report recommends winding down Freddie Mac and Fannie Mae, and states that the Administration will work with FHFA to determine the best way to responsibly reduce the role of Freddie Mac and Fannie Mae in the market and ultimately wind down both institutions. The report states that these efforts must be undertaken at a deliberate pace, which takes into account the impact that these changes will have on borrowers and the housing market.

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Administration’s belief that under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including

222	Freddie Mac

increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements. These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations, and financial condition.

The temporary high-cost area limits expired on September 30, 2011. In addition, as discussed below, we have been directed to increase our guarantee fees. We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. The law also permits FHFA to determine a schedule for guarantee fee increases over a two-year period.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers whose monthly payments are current and who can benefit from refinancing their home mortgages. The revisions to HARP will be available to borrowers with loans that were sold to Freddie Mac and Fannie Mae on or before May 31, 2009 and who have current LTV ratios above 80%.

In November 2011, Freddie Mac and Fannie Mae issued guidance with operational details about the HARP changes to mortgage lenders and servicers after receiving information from FHFA about the fees that we may charge associated with the refinancing program. Because industry participation in HARP is not mandatory, we anticipate that implementation schedules will vary as individual lenders, mortgage insurers and other market participants modify their processes. It is too early to estimate how many eligible borrowers are likely to refinance under the revised program.

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

223	Freddie Mac

liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect, and reset every five years. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. The fee was originally scheduled to begin accruing on January 1, 2010 (with the first fee payable on March 31, 2010), but was delayed until January 1, 2011 (with the first fee payable on March 31, 2011) pursuant to an amendment to the Purchase Agreement. Treasury waived the fee for all quarters of 2011 and the first quarter of 2012, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. Treasury stated that it would reevaluate whether the quarterly commitment fee should be set in the second quarter of 2012. Absent Treasury waiving the commitment fee in the second quarter of 2012, this quarterly commitment fee will begin accruing on April 1, 2012 and must be paid each quarter for as long as the Purchase Agreement is in effect. The amount of the fee has not yet been determined and could be substantial.

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

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

224	Freddie Mac

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is: (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant; (b) upon arm’s length terms; or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The covenants also apply to our subsidiaries.

The Purchase Agreement also provides that we may not own mortgage assets with a UPB in excess of: (a) $900 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to any change in the accounting guidance related to transfers of financial assets and consolidation of VIEs or any similar accounting guidance. Therefore, these limitations were not affected by our implementation of the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PCs and certain Other Guarantee Transactions in our financial statements as of January 1, 2010.

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

225	Freddie Mac

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

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $653.3 billion at December 31, 2011. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we received from the government during 2011 include the following:

•	we received $8.0 billion in funding from Treasury under the Purchase Agreement in 2011, which increased the aggregate liquidation preference of the senior preferred stock to $72.2 billion as of December 31, 2011; and

•	we paid dividends of $6.5 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our net worth deficit of $146 million at December 31, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $146 million, and will request that we receive these funds by March 31, 2012. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Following funding of the draw request related to our net worth deficit at December 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $7.22 billion to $7.23 billion, which exceeds our annual historical earnings in all but one period.

Through December 31, 2011, we paid $16.5 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for all quarters of 2011 and the first quarter of 2012. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for more information on the terms of the conservatorship and the Purchase Agreement.

Housing Finance Agency Initiative

On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA, and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance,

226	Freddie Mac

through three separate initiatives, to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The parties agreed to certain modifications to the initiatives on November 23, 2011. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance initiatives does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of the Purchase Agreement.

From October 19, 2009 to December 31, 2009, we, Treasury, Fannie Mae, and participating HFAs entered into definitive agreements setting forth the respective parties’ obligations under this initiative. The initiatives are as follows:

•	TCLFP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for variable rate demand obligations, or VRDOs, previously issued by HFAs. This support was provided through the issuance of guarantees, which provide credit enhancement to the holders of such VRDOs and also create an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFP. These guarantees replaced existing liquidity facilities from other providers. The guarantees are scheduled to expire on or before December 31, 2012. However, Treasury has given TCLFP participants the option to extend their individual TCLFP facilities for an additional three years to December 31, 2015. This option must be exercised in 2012.

•	NIBP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury purchased all of the pass-through securities issued by Freddie Mac and Fannie Mae. This initiative provides financing for HFAs to issue new housing bonds.

Treasury will bear the initial losses of principal up to 35% of total principal for these two initiatives combined, and thereafter Freddie Mac and Fannie Mae each will be responsible only for losses of principal on the securities that it issues to the extent that such losses are in excess of 35% of all losses under both initiatives. Treasury will bear all losses of unpaid interest. Under both initiatives, we and Fannie Mae were paid fees at the time bonds were securitized and also will be paid ongoing fees.

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

Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Business Objectives,” “Government Support for our Business” and “Housing Finance Agency Initiative” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government during the year ended December 31, 2011. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

NOTE 3: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process, and are required to evaluate the trusts for consolidation on an ongoing basis. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for further information regarding the consolidation of certain VIEs.

Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheet the assets and liabilities of these trusts. In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE, as discussed below.

227	Freddie Mac

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to remove defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further information regarding our removal of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments obligates us to absorb losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

At December 31, 2011 and 2010, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.7 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and obligation to absorb losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee, whether covering all the issued beneficial interests or only the most senior ones. The nature of our credit guarantee typically determines whether we have power over the activities that most significantly impact the economic performance of the VIE.

For those Other Guarantee Transactions where our credit guarantee is in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date, we would also have the ability to direct servicing of the underlying assets, which is the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we would be the primary beneficiary, and we would consolidate the VIE. For those Other Guarantee Transactions in which our credit guarantee is not in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date (i.e., our credit guarantee is in a secondary loss position), we would not have the ability to direct servicing of the underlying assets, so we would not be the primary beneficiary, and we would not consolidate the VIE.

228	Freddie Mac

Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $12.9 billion and $15.8 billion at December 31, 2011 and 2010, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

Consolidated VIEs

The table below represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	December 31, 2011	December 31, 2010
	(in millions)

Cash and cash equivalents	$2	$1
Restricted cash and cash equivalents	27,675	7,514
Federal funds sold and securities purchased under agreements to resell	—	29,350
Mortgage loans held-for-investment by consolidated trusts	1,564,131	1,646,172
Accrued interest receivable	6,242	6,895
Real estate owned, net	60	118
Other assets	6,083	6,001

Total assets of consolidated VIEs	$1,604,193	$1,696,051

Accrued interest payable	$5,943	$6,502
Debt securities of consolidated trusts held by third parties	1,471,437	1,528,648
Other liabilities	3	172

Total liabilities of consolidated VIEs	$1,477,383	$1,535,322

VIEs for which We are not the Primary Beneficiary

The table below represents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in earnings if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. Our maximum exposure to loss for those VIEs for which we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements.

229	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	December 31, 2011
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$447	$—	$—	$—	$—
Restricted cash and cash equivalents	—	53	—	33	167
Investments in securities:
Available-for-sale, at fair value	—	81,092	121,743	—	—
Trading, at fair value	302	16,047	15,473	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	72,295	—
Held-for-sale	—	—	—	9,710	—
Accrued interest receivable	—	471	420	353	6
Derivative assets, net	—	—	—	—	1
Other assets	—	432	1	375	434
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(42)
Other liabilities	—	(585)	—	(39)	(675)
Maximum Exposure to Loss	$749	$36,438	$153,620	$82,766	$11,198
Total Assets of Non-Consolidated VIEs(5)	$16,748	$41,740	$921,219	$134,145	$25,616

	December 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$9,909	$—	$—	$—	$—
Restricted cash and cash equivalents	—	52	—	34	464
Investments in securities:
Available-for-sale, at fair value	—	85,689	137,568	—	—
Trading, at fair value	44	13,437	18,914	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	78,448	—
Held-for-sale	—	—	—	6,413	—
Accrued interest receivable	—	419	717	372	5
Derivative assets, net	—	—	—	—	2
Other assets	—	277	6	23	381
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(41)
Other liabilities	—	(408)	(3)	(36)	(1,034)
Maximum Exposure to Loss	$9,953	$26,392	$176,533	$85,290	$11,375
Total Assets of Non-Consolidated VIEs(5)	$129,479	$29,368	$1,036,975	$138,330	$25,875

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. For our variable interests in non-consolidated Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable, and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

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

230	Freddie Mac

of the securities offering create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

At December 31, 2011 and 2010, we had investments in 11 and 23 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of December 31, 2011 were made in 2011. At both December 31, 2011 and 2010, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $0.7 billion and $10.0 billion as of December 31, 2011 and 2010, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At both December 31, 2011 and 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

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

Other Guarantee Transactions are created by using non-Freddie Mac mortgage-related securities as collateral. At both December 31, 2011 and 2010, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

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

Non-Freddie Mac Securities

We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency securities, CMBS, other private-label securities backed by various mortgage-related assets, and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the securities offering create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

Our investments in these non-Freddie Mac securities at December 31, 2011 were made between 1994 and 2011. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of December 31, 2011 and 2010. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” At both December 31, 2011 and 2010, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

231	Freddie Mac

Unsecuritized Multifamily Loans

We purchase loans made to various multifamily real estate entities. We primarily purchase such loans for securitization, and to a lesser extent, investment purposes. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, rehabilitate, or refinance residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually are, at origination, equal to 80% or less of the value of the related underlying property. The remaining 20% of value is typically funded through equity contributions by the partners or members of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders.

We held more than 7,000 unsecuritized multifamily loans at both December 31, 2011 and 2010. The UPB of our investments in these loans was $82.3 billion and $85.9 billion as of December 31, 2011 and 2010, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both December 31, 2011 and 2010, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

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

At December 31, 2011 and 2010, we were the primary beneficiary of one and three, respectively, real estate entities that invest in credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 3.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

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

232	Freddie Mac

The table below summarizes the types of loans on our consolidated balance sheets as of December 31, 2011 and 2010.

Table 4.1 — Mortgage Loans

	December 31, 2011			December 31, 2010
		Held by			Held by
		Consolidated			Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized	Trusts	Total
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$153,177	$1,418,751	$1,571,928	$126,561	$1,493,206	$1,619,767
Interest-only	3,184	14,758	17,942	4,161	19,616	23,777

Total fixed-rate	156,361	1,433,509	1,589,870	130,722	1,512,822	1,643,544

Adjustable-rate
Amortizing	3,428	68,362	71,790	3,625	59,851	63,476
Interest-only	10,376	43,655	54,031	13,018	58,792	71,810

Total adjustable-rate	13,804	112,017	125,821	16,643	118,643	135,286

Other Guarantee Transactions backed by non-Freddie Mac securities	—	12,776	12,776	—	15,580	15,580
FHA/VA and other governmental	1,494	3,254	4,748	1,498	3,348	4,846

Total single-family	171,659	1,561,556	1,733,215	148,863	1,650,393	1,799,256

Multifamily:(1)
Fixed-rate	69,647	—	69,647	72,679	—	72,679
Adjustable-rate	12,661	—	12,661	13,201	—	13,201
Other governmental	3	—	3	3	—	3

Total multifamily	82,311	—	82,311	85,883	—	85,883

Total UPB of mortgage loans	253,970	1,561,556	1,815,526	234,746	1,650,393	1,885,139

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(6,125)	10,926	4,801	(7,665)	7,423	(242)
Lower of cost or fair value adjustments on loans held-for-sale(2)	195	—	195	(311)	—	(311)
Allowance for loan losses on mortgage loans held-for-investment	(30,912)	(8,351)	(39,263)	(28,047)	(11,644)	(39,691)

Total mortgage loans, net	$217,128	$1,564,131	$1,781,259	$198,723	$1,646,172	$1,844,895

Mortgage loans, net:
Held-for-investment	$207,418	$1,564,131	$1,771,549	$192,310	$1,646,172	$1,838,482
Held-for-sale	9,710	—	9,710	6,413	—	6,413

Total mortgage loans, net	$217,128	$1,564,131	$1,781,259	$198,723	$1,646,172	$1,844,895

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with mortgage loans for which we have made a fair value election.

During 2011 and 2010, we purchased $316.3 billion and $380.7 billion, respectively, in UPB of single-family mortgage loans and $2.7 billion and $3.2 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not sell a significant amount of held-for-investment loans during 2011. We did not have significant reclassifications of mortgage loans into held-for-sale in 2011.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and, based upon historical information, is more likely to default than other borrowers due to limits in the ability to sell or refinance. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of December 31, 2011 and 2010, approximately 15% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% and 19%, respectively, of our seriously delinquent loans, based on UPB. However, borrowers are free to obtain second lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien

233	Freddie Mac

mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS.”

The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through December of each year presented.

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of December 31, 2011				As of December 31, 2010
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$641,698	$383,320	$247,468	$1,272,486	$704,882	$393,853	$216,388	$1,315,123
15-year amortizing fixed-rate	238,287	18,280	2,966	259,533	233,422	16,432	2,523	252,377
Adjustable-rate(3)(4)	43,728	13,826	9,180	66,734	34,252	13,273	9,149	56,674
Alt-A, interest-only, and option ARM(5)	30,589	29,251	79,418	139,258	45,068	44,540	85,213	174,821

Total single-family loans	$954,302	$444,677	$339,032	1,738,011	$1,017,624	$468,098	$313,273	1,798,995

Multifamily loans				72,801				79,178

Total recorded investment of held-for-investment loans				$1,810,812				$1,878,173

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 12.8% and 14.9% as of December 31, 2011 and December 31, 2010, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a rate adjustment provision, because the change in rate is determined at the time of the modification rather than at a future date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010, and have not purchased option ARM loans since 2007. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Multifamily Mortgage Portfolio.”

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

234	Freddie Mac

The table below summarizes loan loss reserve activity.

Table 4.3 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2011				2010
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
		Consolidated	Guarantee			Consolidated	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Unsecuritized	Trusts	Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$27,317	$11,644	$137	$39,098	$693	$—	$32,333	$33,026
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	2,796	8,059	43	10,898	7,532	9,540	47	17,119
Charge-offs(3)	(13,756)	(970)	(9)	(14,735)	(12,856)	(3,351)	(11)	(16,218)
Recoveries(3)	2,618	146	—	2,764	2,647	715	—	3,362
Transfers, net(4)(5)	11,431	(10,528)	(12)	891	29,301	(27,266)	(40)	1,995

Ending balance	$30,406	$8,351	$159	$38,916	$27,317	$11,644	$137	$39,098

Multifamily:
Beginning balance	$730	$—	$98	$828	$748	$—	$83	$831
Provision (benefit) for credit losses	(152)	—	(44)	(196)	84	—	15	99
Charge-offs(3)	(73)	—	(2)	(75)	(103)	—	(1)	(104)
Recoveries(3)	1	—	—	1	1	—	—	1
Transfers, net(5)	—	—	(13)	(13)	—	—	1	1

Ending balance	$506	$—	$39	$545	$730	$—	$98	$828

Total:
Beginning balance	$28,047	$11,644	$235	$39,926	$1,441	$—	$32,416	$33,857
Adjustments to beginning balance(2)	—	—	—	—	—	32,006	(32,192)	(186)
Provision for credit losses	2,644	8,059	(1)	10,702	7,616	9,540	62	17,218
Charge-offs(3)	(13,829)	(970)	(11)	(14,810)	(12,959)	(3,351)	(12)	(16,322)
Recoveries(3)	2,619	146	—	2,765	2,648	715	—	3,363
Transfers, net(4)(5)	11,431	(10,528)	(25)	878	29,301	(27,266)	(39)	1,996

Ending balance	$30,912	$8,351	$198	$39,461	$28,047	$11,644	$235	$39,926

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				2.08%				2.03%

(1)	All of these loans are collectively evaluated for impairments. Our reserve for guarantee losses is included in other liabilities.
(2)	Adjustments relate to the adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for further information.
(3)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $422 million and $528 million for the years ended December 31, 2011 and 2010, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of income and comprehensive income. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(4)	In February 2010, we began the practice of removing substantially all 120 days or more delinquent single-family mortgage loans from our PC trusts. We removed $44.1 billion and $127.5 billion in UPB of loans from PC trusts during the years ended December 31, 2011 and 2010, respectively. As a result, loan loss reserves associated with loans removed from PC trusts were transferred from the allowance for loan losses — held by consolidated trusts into the allowance for loan losses — unsecuritized.
(5)	For the years ended December 31, 2011 and 2010, consists of: (a) approximately $10.5 billion and $27.5 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts (as discussed in endnote (4) above); (b) approximately $1.1 billion and $1.1 billion, respectively, attributable to recapitalization of past due interest on modified mortgage loans; (c) $(258) million and $757 million, respectively, related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for estimated credit losses; and (d) $48 million and $100 million, respectively, of other transfers.

235	Freddie Mac

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	December 31, 2011			December 31, 2010
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,677,974	$70,131	$1,748,105	$1,762,490	$76,541	$1,839,031
Individually evaluated	60,037	2,670	62,707	36,505	2,637	39,142

Total recorded investment	1,738,011	72,801	1,810,812	1,798,995	79,178	1,878,173

Ending balance of the allowance for loan losses:
Collectively evaluated	(23,657)	(260)	(23,917)	(30,477)	(382)	(30,859)
Individually evaluated	(15,100)	(246)	(15,346)	(8,484)	(348)	(8,832)

Total ending balance of the allowance	(38,757)	(506)	(39,263)	(38,961)	(730)	(39,691)

Net investment in mortgage loans	$1,699,254	$72,295	$1,771,549	$1,760,034	$78,448	$1,838,482

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.0% and 12.7% of the recorded investment in such loans at December 31, 2011 and 2010, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.5% and 0.7% of the recorded investment in such loans as of December 31, 2011 and 2010, respectively.

Credit Protection and Other Forms of Credit Enhancement

In connection with many of our mortgage loans held-for-investment and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements.

The table below presents the UPB of loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in millions)

Single-family:
Primary mortgage insurance	$198,007	$217,133	$48,741	$52,899
Lender recourse and indemnifications	8,798	10,064	8,453	9,566
Pool insurance(3)	26,754	37,868	1,855	2,687
HFA indemnification(4)	8,637	9,322	3,023	3,263
Subordination(5)	3,281	3,889	647	825
Other credit enhancements	133	223	99	118

Total	$245,610	$278,499	$62,818	$69,358

Multifamily:
HFA indemnification(4)	$1,331	$1,551	$466	$543
Subordination(5)	23,636	12,252	3,359	1,414
Other credit enhancements	8,334	9,004	2,554	2,930

Total	$33,301	$22,807	$6,379	$4,887

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $16.6 billion and $19.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of December 31, 2011 and December 31, 2010, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end. Prior period amounts have been revised to conform to current period presentation. Excludes approximately $13.5 billion and $19.7 billion in UPB at December 31, 2011 and 2010, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date. Prior period amounts have been revised to conform to current period presentation.

236	Freddie Mac

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance in 2011 or 2010. In recent periods, we also reached the maximum limit of recovery on certain of these contracts. For information about counterparty risk associated with mortgage insurers, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.7 billion and $4.8 billion as of December 31, 2011 and 2010, respectively.

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

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

Table 5.1 — Individually Impaired Loans

	Balance at				For The Year Ended
	December 31, 2011				December 31, 2011
					Average	Interest
		Recorded	Associated	Net	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate(2)	$7,073	$3,200	$—	$3,200	$3,352	$336
15-year amortizing fixed-rate(2)	57	23	—	23	26	7
Adjustable rate(3)	13	6	—	6	7	1
Alt-A, interest-only, and option ARM(4)	1,987	881	—	881	940	72

Total with no specific allowance recorded	9,130	4,110	—	4,110	4,325	416

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	44,672	43,533	(11,253)	32,280	35,707	889
15-year amortizing fixed-rate(2)	367	347	(43)	304	230	12
Adjustable rate(3)	280	268	(59)	209	155	5
Alt-A, interest-only, and option ARM(4)	12,103	11,779	(3,745)	8,034	9,391	173

Total with specific allowance recorded	57,422	55,927	(15,100)	40,827	45,483	1,079

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	51,745	46,733	(11,253)	35,480	39,059	1,225
15-year amortizing fixed-rate(2)	424	370	(43)	327	256	19
Adjustable rate(3)	293	274	(59)	215	162	6
Alt-A, interest-only, and option ARM(4)	14,090	12,660	(3,745)	8,915	10,331	245

Total single-family(6)	$66,552	$60,037	$(15,100)	$44,937	$49,808	$1,495

Multifamily —
With no specific allowance recorded (7)	$1,049	$1,044	$—	$1,044	$1,427	$65
With specific allowance recorded	1,644	1,626	(246)	1,380	1,920	81

Total multifamily	$2,693	$2,670	$(246)	$2,424	$3,347	$146

Total single-family and multifamily	$69,245	$62,707	$(15,346)	$47,361	$53,155	$1,641

237	Freddie Mac

	Balance at				For The Year Ended
	December 31, 2010				December 31, 2010
					Average	Interest
		Recorded	Associated	Net	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate(2)	$8,462	$3,721	$—	$3,721	$4,046	$521
15-year amortizing fixed-rate(2)	119	50	—	50	58	7
Adjustable rate(3)	20	9	—	9	12	1
Alt-A, interest-only, and option ARM(4)	2,525	1,098	—	1,098	1,220	114

Total with no specific allowance recorded	11,126	4,878	—	4,878	5,336	643

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	25,504	24,502	(6,283)	18,219	15,128	561
15-year amortizing fixed-rate(2)	229	198	(17)	181	175	10
Adjustable rate(3)	168	153	(23)	130	114	5
Alt-A, interest-only, and option ARM(4)	7,035	6,774	(2,161)	4,613	3,753	116

Total with specific allowance recorded	32,936	31,627	(8,484)	23,143	19,170	$692

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	33,966	28,223	(6,283)	21,940	19,174	1,082
15-year amortizing fixed-rate(2)	348	248	(17)	231	233	17
Adjustable rate(3)	188	162	(23)	139	126	6
Alt-A, interest-only, and option ARM(4)	9,560	7,872	(2,161)	5,711	4,973	230

Total single-family(6)	$44,062	$36,505	$(8,484)	$28,021	$24,506	$1,335

Multifamily —
With no specific allowance recorded (7)	$734	$729	$—	$729	$847	$33
With specific allowance recorded	1,927	1,908	(348)	1,560	2,112	74

Total multifamily	$2,661	$2,637	$(348)	$2,289	$2,959	$107

Total single-family and multifamily	$46,723	$39,142	$(8,832)	$30,310	$27,465	$1,442

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(5)	Consists primarily of mortgage loans classified as TDRs.
(6)	As of December 31, 2011 and 2010, includes $57.4 billion and $32.9 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $9.1 billion and $11.1 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (1) for additional information.
(7)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

The average recorded investment in individually impaired loans for the year ended December 31 2009, was approximately $10.7 billion.

We recognized interest income on individually impaired loans of $0.8 billion for the year ended December 31, 2009. Interest income foregone on individually impaired loans was approximately $1.6 billion, $0.8 billion, and $0.3 billion for the years ended December 31, 2011, 2010, and 2009, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

238	Freddie Mac

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	December 31, 2011
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,191,809	$24,964	$9,006	$46,707	$1,272,486	$46,600
15-year amortizing fixed-rate(2)	256,306	1,499	361	1,367	259,533	1,361
Adjustable-rate(3)	63,929	724	239	1,842	66,734	1,838
Alt-A, interest-only, and option ARM(4)	109,967	4,617	2,172	22,502	139,258	22,473

Total single-family	1,622,011	31,804	11,778	72,418	1,738,011	72,272

Total multifamily	72,715	2	15	69	72,801	1,882

Total single-family and multifamily	$1,694,726	$31,806	$11,793	$72,487	$1,810,812	$74,154

	December 31, 2010
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,226,874	$26,442	$10,203	$51,604	$1,315,123	$51,507
15-year amortizing fixed-rate(2)	248,572	1,727	450	1,628	252,377	1,622
Adjustable-rate(3)	53,205	826	335	2,308	56,674	2,303
Alt-A, interest-only, and option ARM(4)	137,395	5,701	3,046	28,679	174,821	28,620

Total single-family	1,666,046	34,696	14,034	84,219	1,798,995	84,052

Total multifamily	79,044	41	7	86	79,178	1,751

Total single-family and multifamily	$1,745,090	$34,737	$14,041	$84,305	$1,878,173	$85,803

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Since the first quarter of 2010, our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of December 31, 2011, there were $3.0 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the consolidated trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $44.1 billion and $127.5 billion in UPB of loans from PC trusts or associated with other guarantee commitments during the years ended December 31, 2011 and 2010, respectively.

239	Freddie Mac

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	December 31, 2011	December 31, 2010

Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	2.80%	2.97%
Total number of seriously delinquent loans	273,184	296,397
Credit-enhanced portfolio:
Serious delinquency rate	7.56%	7.83%
Total number of seriously delinquent loans	120,622	144,116
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.46%	3.73%
Total number of seriously delinquent loans	393,806	440,513
Other Guarantee Transactions:(2)
Serious delinquency rate	10.54%	9.86%
Total number of seriously delinquent loans	20,328	21,926
Total single-family:
Serious delinquency rate	3.58%	3.84%
Total number of seriously delinquent loans	414,134	462,439
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.11%	0.12%
UPB of delinquent loans (in millions)	$93	$106
Credit-enhanced portfolio:
Delinquency rate	0.52%	0.85%
UPB of delinquent loans (in millions)	$166	$182
Total Multifamily:
Delinquency rate	0.22%	0.26%
UPB of delinquent loans (in millions)	$259	$288

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu of foreclosure transaction (HAFA). As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee and do not receive a reimbursement for any component from Treasury. These initiatives slowed the rate of growth in single-family REO assets on our consolidated balance sheets during 2011 and 2010; however, the number and amount of individually impaired loans increased due to higher volumes of TDRs. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives. As discussed below, we recently introduced a new non-HAMP standard loan modification process that replaced our previous non-HAMP modification initiative.

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

240	Freddie Mac

Single-Family TDRs

We rely on our single-family servicers to contact borrowers who are in default and to identify a loan workout, or other alternative to foreclosure, in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. We receive information related to loan workouts, such as modifications and loans in a modification trial period, and other alternatives to foreclosure from our servicers at the loan level on at least a monthly basis. For loans in a modification trial period under HAMP, we do not receive the terms of the expected completed modification until the modification is completed. For these loans, we only receive notification that they are in a modification trial period under HAMP. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for more detail.

Repayment plans are agreements with the borrower that give the borrower a defined period of time to reinstate the mortgage by paying regular payments plus an additional agreed upon amount in repayment of the past due amount. These agreements are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

Forbearance agreements are agreements between the servicer and the borrower where reduced payments or no payments are required during a defined period. These agreements are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

In the case of borrowers considered for modifications, our servicers obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to 31% of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reductions; (b) term extensions; and (c) principal forbearance. Principal forbearance is when a portion of the principal is non-interest-bearing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans.

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

Our HAMP and non-HAMP modification initiatives are available for borrowers experiencing what is generally expected to be a longer-term financial hardship. Historically, for our non-HAMP modifications, our single-family servicers have generally taken an approach to modifying the loan’s terms in the following order of priority until the borrower’s monthly payment amount is reduced to a sustainable level given the borrower’s individual circumstances: (a) extend the term of the loan; and (b) reduce the interest rate of the loan. As discussed below, this non-HAMP modification initiative has been replaced by the standard modification effective January 1, 2012.

In April 2011, FHFA announced a new set of aligned standards for servicing non-performing loans owned or guaranteed by Freddie Mac and Fannie Mae. As part of the servicing alignment initiative, we implemented a new non-HAMP standard loan modification initiative. This new standard modification replaced our previous non-HAMP modification initiative beginning January 1, 2012. The new standard modification requires a three month trial period. Servicers began offering standard modification trial period plans with effective dates on or after October 1, 2011. We consider restructurings under this initiative as TDRs at the inception of the trial period if the expected modification will result in a change in our expectation to collect all amounts due at the original contract rate.

241	Freddie Mac

In the table below, we provide information about our single-family loans that were initially classified as TDRs in 2011.

Table 5.4 — Single-Family TDRs, by Type

	Year Ended December 31, 2011
		Pre-TDR	Percentage of
	Number of	Recorded	Recorded
	Loans	Investment	Investment
	(in millions, except for number of loans)

Type of completed loan modification:

No change in terms(1)(2)	4,084	$674	2%
Extension of term(2)	14,137	2,290	8
Reduction of contractual interest rate and, in certain cases, extension of term	51,592	10,569	38
Rate reduction, extension of term, and principal forbearance	13,645	3,314	12

Subtotal - loan modification activity	83,458	16,847	60

Other activity:

Loans that entered into a modification trial period(3)	25,513	5,353	19
Forbearance agreement(2)(4)	22,100	4,198	15
Repayment plan(2)(5)	10,787	1,699	6

Subtotal - other activity	58,400	11,250	40

Total single-family TDRs	141,858	$28,097	100%

(1)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(2)	Represents only those agreements or plans that result in more than an insignificant delay, which is generally considered by us as more than three monthly payments under the original terms.
(3)	Represents loans that entered into a trial period for modification. Beginning in the third quarter of 2011, we began to classify loans as TDRs when they entered a trial period rather than at the time the trial period is completed. As of December 31, 2011, 15,368 of these loans had completed the trial period and received a modification, 2,389 of these loans terminated the trial period without successful modification, and 7,756 loans remained in a trial period.
(4)	As of December 31, 2011, there were 6,615 loans that completed a forbearance agreement or began the modification process, 9,705 loans that had experienced a loss event or returned to a delinquent payment status, and 5,780 loans that remained in forbearance.
(5)	As of December 31, 2011, there were 3,220 loans that completed a repayment plan or began the modification process, 5,012 loans that experienced a loss event or terminated their plan and remained delinquent, and 2,555 loans where the borrowers were continuing their repayment plan (actively repaying past due amounts under the plan).

For information on how we determine our allowance for loan losses, including how payment defaults are considered in this determination, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

The table above presents completed loan modification activity based on the following types of modification:

•	No change in terms: This involves the addition of past due amounts, including delinquent monthly principal and interest payments, to the remaining principal balance and allows for amortization of such past due amounts over the loan’s remaining original contractual life with no other change in terms. These modifications are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

•	Extension of term: This involves resetting the contractual life of the loan to a longer term, and the longer amortization period generally results in a reduced monthly payment compared to the pre-modified terms. These modifications are considered TDRs if they result in a delay in payment that is considered to be more than insignificant.

•	Reduction of contractual interest rate: These modifications are considered TDRs as they result in a concession being granted to the borrower as we do not expect to collect all amounts due, including accrued interest at the original contractual interest rate.

•	Principal forbearance: This involves the separation of a portion of the principal balance, which is not amortized nor used in determining the amount of monthly interest. No interest accrues on this portion of the principal and repayment is delayed until either the final payoff of the mortgage, the maturity date, or the transfer of the property. Accordingly, this reduces the monthly payment amount compared to the pre-modified terms. These modifications are considered TDRs as they result in a concession being granted to the borrower as we do not expect to collect all amounts due, including accrued interest at the original contractual interest rate.

During the year ended December 31, 2011, the average term extension was 96 months and the average interest rate reduction was 2.7% on completed modifications classified as TDRs.

Multifamily TDRs

The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower’s modified interest

242	Freddie Mac

rate is consistent with that of a borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to 12 months with no changes to the effective borrowing rate. In other cases we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate or extending the maturity for longer than 12 months. In cases where we do modify the contractual terms of the loan, the changes in terms may be similar to those of single-family loans, such as an extension of the term, reduction of contractual rate, principal forbearance, or some combination of these features.

TDR Activity and Performance

The table below provides additional information about both our single-family and multifamily TDR activity during the year ended December 31, 2011, based on the original category of the loan before modification. Our presentation of TDR activity includes all loans that were newly classified as a TDR during the respective periods. Prior to classification as a TDR, these loans were previously evaluated for impairment, including our estimation for loan losses, on a collective basis. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent activity would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.5 — TDR Activity, by Segment

	Year Ended
	December 31, 2011
		Post-TDR
		Recorded
	# of Loans	Investment
	(in millions, except for
	number of loans)

Single-family
20 and 30-year or more, amortizing fixed-rate	100,948	$19,263
15-year amortizing fixed-rate	6,529	651
Adjustable-rate(1)	3,287	657
Alt-A, interest-only, and option ARM	31,094	8,355

Total Single-family	141,858	28,926

Multifamily	23	254

Total	141,881	$29,180

(1)	Includes balloon/reset mortgage loans.

The aggregate recorded investment of single-family loans classified as TDRs during 2011 was higher post-modification (as shown in the table above) than the aggregate recorded investment of the pre-modified loans (as shown in Table 5.4 — Single-Family TDRs, by Type) since past due amounts are added to the principal balance at the time of restructuring.

The measurement of impairment for TDRs is based on the excess of our recorded investment in the loans over the present value of the loans’ expected future cash flows. Generally, restructurings that are TDRs have a higher allowance for loan losses than restructurings that are not considered TDRs because TDRs involve a concession being granted to the borrower. Our process for determining the appropriate allowance for loan losses for both single-family and multifamily loans considers the impact that our loss mitigation activities, such as loan restructurings, have on probabilities of default. For single-family loans evaluated individually and collectively for impairment that have been modified, the probability of default is adversely impacted by the incidence of redefault that we have experienced on similar loans that have completed a modification. For multifamily loans, the incidence of redefault on loans that have been modified does not directly impact the allowance for loan losses as our multifamily loans are generally evaluated individually for impairment which is based on the fair value of the underlying collateral and contemplates the unique facts and circumstances of the loan. The process for determining the appropriate allowance for loan losses for multifamily loans evaluated collectively for impairment considers the incidence of redefault on loans that have completed a modification.

The table below presents the performance of our TDR modifications based on the original category of the loan before restructuring. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. Modified loans within the option ARM category continue to remain in that category even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during 2011 resulted in a modified loan with a fixed interest rate or one that is fixed below market for five years and then gradually adjusts to a market rate (determined at the time of modification) and remains fixed at that new rate for the

243	Freddie Mac

remaining term. The table below reflects only performance of completed modifications and excludes loans subject to other loss mitigation activity that were classified as TDRs.

Table 5.6 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Year Ended December 31, 2011
		Post-TDR Recorded
	# of Loans	Investment(2)
	(in millions, except number
	of loans modified)

Single-family
20 and 30-year or more, amortizing fixed-rate	23,592	$4,417
15-year amortizing fixed-rate	890	91
Adjustable-rate	519	111
Alt-A, interest-only, and option ARM	5,794	1,529

Total single-family	30,795	$6,148

Multifamily	7	$18

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification event in the twelve months prior to the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure. We only include payment defaults for a single loan once during each quarterly period; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarter.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of December 31, 2011.

During 2011, there were 2,163 loans with other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $371 million, that returned to a current payment status, and then subsequently became two months delinquent. In addition, during 2011, there were 3,109 loans with other loss mitigation activities initially classified as TDRs, with a post-TDR recorded investment of $520 million that subsequently experienced a loss event, such as a short sale or a foreclosure transfer.

NOTE 6: REAL ESTATE OWNED

We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. Upon acquiring multifamily properties, we may operate them using third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property and this extends our holding period for these properties. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies for REO.

The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

244	Freddie Mac

Table 6.1 — REO

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Beginning balance — REO, gross	$7,908	$5,125	$4,216
Adjustments to beginning balance(1)	—	158	—
Additions	9,591	13,211	9,420
Dispositions	(11,255)	(10,586)	(8,511)

Ending balance — REO, gross	6,244	7,908	5,125

Beginning balance, valuation allowance	(840)	(433)	(961)
Adjustment to beginning balance(1)	—	(11)	—
Change in valuation allowance	276	(396)	528

Ending balance, valuation allowance	(564)	(840)	(433)

Ending balance — REO, net	$5,680	$7,068	$4,692

(1)	Adjustment to the beginning balance related to the adoption of new accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information.

The REO balance, net at December 31, 2011 and December 31, 2010 associated with single-family properties was $5.5 billion and $7.0 billion, respectively, and the balance associated with multifamily properties was $133 million and $107 million, respectively. The West region represented approximately 30% and 29% of our single-family REO additions during the years ended December 31, 2011 and 2010, respectively, based on the number of properties, and the North Central region represented approximately 27% and 23% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 60,535 properties and 72,079 properties at December 31, 2011 and December 31, 2010, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to delays in the foreclosure process. These delays in foreclosures continued in 2011, particularly in states that require a judicial foreclosure process. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for information about regional concentration of our portfolio as well as further details about delays in the single-family foreclosure process.

Our REO operations expenses includes REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized losses of $165 million and $93 million on REO dispositions during 2011 and 2010, respectively. We increased our valuation allowance for properties in our REO inventory by $304 million and $498 million in 2011 and 2010, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the years ended December 31, 2011, 2010, and 2009 was $8.7 billion, $12.3 billion, and $0.9 billion, respectively.

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At December 31, 2011 and 2010, all available-for-sale securities are mortgage-related securities.

245	Freddie Mac

Table 7.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Value
	(in millions)

Available-for-sale securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Subprime	41,347	60	(13,408)	27,999
CMBS	53,637	2,574	(548)	55,663
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Fannie Mae	19,023	1,303	(4)	20,322
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766
Ginnie Mae	219	30	—	249

Total available-for-sale securities	$220,217	$10,557	$(20,115)	$210,659

December 31, 2010

Available-for-sale securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Subprime	47,916	1	(14,056)	33,861
CMBS	58,455	1,551	(1,919)	58,087
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Fannie Mae	23,025	1,348	(3)	24,370
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897
Ginnie Mae	268	28	—	296

Total available-for-sale securities	$247,523	$8,188	$(23,077)	$232,634

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

246	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2011	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,196	$—	$(4)	$(4)	$1,884	$—	$(44)	$(44)	$4,080	$—	$(48)	$(48)
Subprime	8	(1)	—	(1)	27,742	(10,785)	(2,622)	(13,407)	27,750	(10,786)	(2,622)	(13,408)
CMBS	997	(20)	(41)	(61)	3,573	(9)	(478)	(487)	4,570	(29)	(519)	(548)
Option ARM	95	(13)	—	(13)	5,743	(3,067)	(89)	(3,156)	5,838	(3,080)	(89)	(3,169)
Alt-A and other	1,197	(114)	(4)	(118)	9,070	(2,088)	(606)	(2,694)	10,267	(2,202)	(610)	(2,812)
Fannie Mae	1,144	—	(2)	(2)	14	—	(2)	(2)	1,158	—	(4)	(4)
Obligations of states and political subdivisions	292	—	(6)	(6)	2,157	—	(60)	(60)	2,449	—	(66)	(66)
Manufactured housing	197	(5)	—	(5)	345	(44)	(11)	(55)	542	(49)	(11)	(60)

Total available-for-sale securities in a gross unrealized loss position	$6,126	$(153)	$(57)	$(210)	$50,528	$(15,993)	$(3,912)	$(19,905)	$56,654	$(16,146)	$(3,969)	$(20,115)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2010	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,494	$—	$(70)	$(70)	$1,880	$—	$(125)	$(125)	$4,374	$—	$(195)	$(195)
Subprime	6	—	—	—	33,839	(10,041)	(4,015)	(14,056)	33,845	(10,041)	(4,015)	(14,056)
CMBS	2,950	—	(51)	(51)	8,894	(844)	(1,024)	(1,868)	11,844	(844)	(1,075)	(1,919)
Option ARM	3	(1)	—	(1)	6,838	(3,744)	(108)	(3,852)	6,841	(3,745)	(108)	(3,853)
Alt-A and other	42	—	(3)	(3)	12,025	(1,846)	(602)	(2,448)	12,067	(1,846)	(605)	(2,451)
Fannie Mae	54	—	—	—	14	—	(3)	(3)	68	—	(3)	(3)
Obligations of states and political subdivisions	3,953	—	(163)	(163)	3,402	—	(376)	(376)	7,355	—	(539)	(539)
Manufactured housing	8	(1)	—	(1)	507	(45)	(15)	(60)	515	(46)	(15)	(61)

Total available-for-sale securities in a gross unrealized loss position	$9,510	$(2)	$(287)	$(289)	$67,399	$(16,520)	$(6,268)	$(22,788)	$76,909	$(16,522)	$(6,555)	$(23,077)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At December 31, 2011, total gross unrealized losses on available-for-sale securities were $20.1 billion. The gross unrealized losses relate to 1,625 individual lots representing 1,556 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of income and comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized in AOCI. The credit component represents the amount by which the present value of expected future cash flows to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that we expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of income and comprehensive income for the years ended December 31, 2011, 2010, and 2009, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the

247	Freddie Mac

recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

The determination of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments and assumptions and consideration of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include, but are not limited to:

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

See “Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities” for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall.

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

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts from bond insurers. In the case of bond insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, credit ratings, security prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. For additional information regarding bond insurers, see “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”

248	Freddie Mac

The table below presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model incorporates assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions about voluntary prepayment rates are also an input to the model and are discussed below.

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	December 31, 2011
			Alt-A(1)
	Subprime First Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,218	$117	$867	$512	$2,195
Weighted average collateral defaults(3)	36%	33%	8%	43%	24%
Weighted average collateral severities(4)	56%	55%	47%	52%	41%
Weighted average voluntary prepayment rates(5)	6%	7%	19%	7%	8%
Average credit enhancement(6)	43%	15%	14%	18%	15%
2005:
UPB	$6,293	$2,882	$1,206	$840	$3,944
Weighted average collateral defaults(3)	55%	51%	24%	53%	38%
Weighted average collateral severities(4)	67%	63%	55%	59%	50%
Weighted average voluntary prepayment rates(5)	4%	6%	14%	7%	8%
Average credit enhancement(6)	52%	12%	3%	26%	5%
2006:
UPB	$19,823	$6,661	$549	$1,127	$1,183
Weighted average collateral defaults(3)	65%	63%	37%	61%	50%
Weighted average collateral severities(4)	72%	69%	61%	68%	57%
Weighted average voluntary prepayment rates(5)	7%	6%	13%	9%	8%
Average credit enhancement(6)	15%	3%	7%	(1)%	1%
2007:
UPB	$21,310	$4,289	$159	$1,354	$324
Weighted average collateral defaults(3)	62%	58%	53%	60%	60%
Weighted average collateral severities(4)	73%	69%	69%	67%	67%
Weighted average voluntary prepayment rates(5)	7%	7%	11%	9%	8%
Average credit enhancement(6)	17%	11%	11%	(7)%	—%
Total:
UPB	$48,644	$13,949	$2,781	$3,833	$7,646
Weighted average collateral defaults(3)	61%	59%	24%	56%	37%
Weighted average collateral severities(4)	72%	68%	58%	64%	51%
Weighted average voluntary prepayment rates(5)	6%	6%	15%	8%	8%
Average credit enhancement(6)	21%	7%	8%	5%	7%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectability of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since December 31, 2011.

249	Freddie Mac

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2011.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. During the year ended December 31, 2011, we recognized the unrealized fair value losses related to certain investments in CMBS of $181 million as an impairment charge in earnings because we have the intent to sell these securities. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2011. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Bond Insurance

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

250	Freddie Mac

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings(1)

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	For The Year Ended December 31,
	2011	2010	2009
	(in millions)

Available-for-sale securities:
Subprime	$(1,315)	$(1,769)	$(6,526)
Option ARM	(424)	(1,395)	(1,726)
Alt-A and other	(198)	(1,020)	(2,572)
CMBS(2)	(353)	(97)	(137)
Manufactured housing	(11)	(27)	(51)

Total other-than-temporary impairments on mortgage-related securities	(2,301)	(4,308)	(11,012)

Non-mortgage-related securities:
Asset-backed securities	—	—	(185)

Total other-than-temporary impairments on non-mortgage-related securities	—	—	(185)

Total other-than-temporary impairments on available-for-sale securities	$(2,301)	$(4,308)	$(11,197)

(1)	As a result of the adoption of an amendment to the accounting guidance for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the nine months ended December 31, 2009 (which is included in the year ended December 31, 2009) and the years ended December 31, 2011 and 2010 includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the year ended December 31, 2009) includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.
(2)	Includes $181 million of other-than-temporary impairments recognized in earnings for the year ended December 31, 2011, as we have the intent to sell the related securities before recovery of its amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2011, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.

251	Freddie Mac

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Year Ended
December 31, 2011
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,049
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	80
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	2,070
Reductions:
Amounts related to securities which were sold, written off or matured	(957)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(161)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(93)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$15,988

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$77	$27	$879
Fannie Mae	14	54	2
CMBS	37	—	—
Obligations of states and political subdivisions	11	3	2

Total mortgage-related securities gross realized gains	139	84	883

Non-mortgage-related securities:
Asset-backed securities	—	10	313

Total non-mortgage-related securities gross realized gains	—	10	313

Gross realized gains	139	94	1,196

Gross realized losses
Mortgage related securities:(1)
Freddie Mac	—	(1)	(113)
CMBS	(81)	—	—
Option ARM	—	(6)	—

Total mortgage-related securities gross realized losses	(81)	(7)	(113)

Gross realized losses	(81)	(7)	(113)

Net realized gains (losses)	$58	$87	$1,083

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

252	Freddie Mac

Maturities and Weighted Average Yield of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities and weighted average yield of available-for-sale securities.

Table 7.7 — Maturities and Weighted Average Yield of Available-For-Sale Securities(1)

			Weighted
December 31, 2011	Amortized Cost	Fair Value	Average Yield(2)
	(dollars in millions)

Available-for-sale securities:
Due within 1 year or less	$40	$40	4.84%
Due after 1 through 5 years	1,208	1,259	5.34
Due after 5 through 10 years	5,269	5,540	5.07
Due after 10 years	213,700	203,820	3.59

Total available-for-sale securities	$220,217	$210,659	3.63

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.
(2)	The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2011 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest coupon rate multiplied by the year-end UPB; and (b) the annualized amortization income or expense calculated for December 2011 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

AOCI Related to Available-For-Sale Securities

The table below presents the changes in AOCI related to available-for-sale securities. The net unrealized holding gains represent the net fair value adjustments recorded on available-for-sale securities throughout the periods presented, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Beginning balance	$(9,678)	$(20,616)	$(28,510)
Adjustment to initially apply the adoption of amendments to accounting guidance for transfers of financial assets and the consolidation of VIEs(1)	—	(2,683)	—
Adjustment to initially apply the adoption of an amendment to the accounting guidance for investments in debt and equity securities(2)	—	—	(9,931)
Net unrealized holding gains(3)	2,007	10,876	11,250
Net reclassification adjustment for net realized losses(4)(5)	1,458	2,745	6,575

Ending balance	$(6,213)	$(9,678)	$(20,616)

(1)	Net of tax benefit of $1.4 billion for the year ended December 31, 2010.
(2)	Net of tax benefit of $5.3 billion for the year ended December 31, 2009.
(3)	Net of tax expense of $1.1 billion, $5.9 billion and $6.1 billion for the years ended December 31, 2011, 2010 and 2009, respectively.
(4)	Net of tax benefit of $785 million, $1.5 billion, and $3.5 billion for the years ended December 31, 2011, 2010, and 2009, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of income and comprehensive income as impairment losses on available-for-sale securities of $1.5 billion, $2.8 billion, and $7.3 billion, net of taxes, for the years ended December 31, 2011, 2010, and 2009, respectively.

253	Freddie Mac

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	December 31,
	2011	2010
	(in millions)

Mortgage-related securities:
Freddie Mac	$16,047	$13,437
Fannie Mae	15,165	18,726
Ginnie Mae	156	172
Other	164	31

Total mortgage-related securities	31,532	32,366

Non-mortgage-related securities:
Asset-backed securities	302	44
Treasury bills	100	17,289
Treasury notes	24,712	10,122
FDIC-guaranteed corporate medium-term notes	2,184	441

Total non-mortgage-related securities	27,298	27,896

Total fair value of trading securities	$58,830	$60,262

Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were at a net premium (i.e., have higher net fair value than UPB) as of December 31, 2011.

For the years ended December 31, 2011, 2010, and 2009, we recorded net unrealized gains (losses) on trading securities held at those dates of $(1.0) billion, $(1.4) billion, and $4.3 billion, respectively.

Total trading securities include $1.9 billion and $2.5 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of December 31, 2011 and 2010. Gains (losses) on trading securities on our consolidated statements of income and comprehensive income include $(109) million and $(53) million, respectively, related to these hybrid financial securities for the years ended December 31, 2011 and 2010.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us related to derivative instruments of $3.2 billion and $2.2 billion at December 31, 2011 and 2010, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At December 31, 2011 and 2010, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at December 31, 2011 and 2010, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at December 31, 2011 and 2010 was $246 million and $550 million, respectively.

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

254	Freddie Mac

counterparties in accordance with the terms of the collateral agreements with such counterparties. As of December 31, 2011, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	December 31,
	2011	2010
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,293	$9,915
Available-for-sale securities	204	817
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	88	5

Total securities pledged	$10,585	$10,737

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At December 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

There were no borrowings against the line of credit at December 31, 2011 or 2010. The remaining $25 million and $0.2 billion of collateral posted with the ability of the secured party to repledge at December 31, 2011 and 2010, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At December 31, 2011 and 2010, we pledged securities without the ability of the secured party to repledge of $88 million and $5 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At December 31, 2011, we pledged $12.7 billion of collateral in the form of cash and cash equivalents, all but $133 million of which related to our derivative agreements as we had $12.7 billion of such derivatives in a net loss position. At December 31, 2010, we pledged $8.5 billion of collateral in the form of cash and cash equivalents, all but $40 million of which related to our derivative agreements as we had $9.3 billion of such derivatives in a net loss position. The remaining $133 million and $40 million was posted at clearinghouses in connection with our securities and other derivative transactions at December 31, 2011 and 2010, respectively.

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

255	Freddie Mac

debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury.

Our debt cap under the Purchase Agreement was $972.0 billion in 2011 and declined to $874.8 billion on January 1, 2012. As of December 31, 2011, we estimate that the par value of our aggregate indebtedness totaled $674.3 billion, which was approximately $297.7 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense For The
	Year Ended December 31,			Balance, Net(1)
	2011	2010	2009	December 31, 2011	December 31, 2010
	(in millions)			(in millions)

Other debt:
Short-term debt	$331	$552	$2,234	$161,399	$197,106
Long-term debt:
Senior debt	12,505	16,317	19,754	498,779	516,123
Subordinated debt	33	46	162	368	711

Total long-term debt	12,538	16,363	19,916	499,147	516,834

Total other debt	12,869	16,915	22,150	660,546	713,940
Debt securities of consolidated trusts held by third parties	67,119	75,216	—	1,471,437	1,528,648

Total debt, net	$79,988	$92,131	$22,150	$2,131,983	$2,242,588

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $0.2 billion and $0.9 billion, respectively, of other short-term debt, and $2.8 billion and $3.6 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at December 31, 2011 and 2010.

During 2011, 2010, and 2009, we recognized fair value gains (losses) of $91 million, $581 million, and $(405) million, respectively, on our foreign-currency denominated debt, of which $40 million, $461 million, and $(209) million, respectively, are gains (losses) related to our net foreign-currency translation.

Other Short-Term Debt

As indicated in “Table 8.2 — Other Short-Term Debt”, a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt.

The table below summarizes the balances and effective interest rates for other short-term debt.

Table 8.2 — Other Short-Term Debt

	December 31, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$161,193	$161,149	0.11%	$194,875	$194,742	0.24%
Medium-term notes	250	250	0.24	2,364	2,364	0.31

Other short-term debt	$161,443	$161,399	0.11	$197,239	$197,106	0.25

(1)	Represents par value, net of associated discounts and premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who are the counterparties to the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. At both December 31, 2011 and 2010, we had no balances in federal funds purchased and securities sold under agreements to repurchase.

256	Freddie Mac

Other Long-Term Debt

The table below summarizes our other long-term debt.

Table 8.3 — Other Long-Term Debt

		December 31, 2011			December 31, 2010
	Contractual		Balance,	Weighted Average		Balance,	Weighted Average
	Maturity(1)	Par Value	Net(2)	Effective Rate(3)	Par Value	Net(2)	Effective Rate(3)
		(dollars in millions)

Other long-term debt:
Other senior debt:(4)
Fixed-rate:
Medium-term notes — callable(5)	2012 - 2037	$96,958	$96,938	1.78%	$107,328	$107,272	2.60%
Medium-term notes — non-callable	2012 - 2028	41,303	41,470	1.33	31,107	31,335	1.73
U.S. dollar Reference Notes® securities — non-callable	2012 - 2032	238,145	238,244	3.17	239,497	239,486	3.69
€Reference Notes® securities — non-callable	2012 - 2014	1,722	1,766	4.76	2,021	2,131	4.72
Variable-rate:
Medium-term notes — callable(6)	2012 - 2028	21,230	21,229	2.40	32,404	32,403	2.81
Medium-term notes — non-callable	2012 - 2026	86,010	86,019	0.26	91,332	91,346	0.57
Zero-coupon:
Medium-term notes — callable	2033 - 2041	12,475	3,281	5.39	12,191	2,971	5.69
Medium-term notes — non-callable	2012 - 2039	14,475	9,753	4.67	14,189	9,035	5.07
Hedging-related basis adjustments		N/A	79		N/A	144

Total other senior debt		512,318	498,779		530,069	516,123
Other subordinated debt:
Fixed-rate	2016 - 2018	221	218	6.59	578	575	5.74
Zero-coupon	2019	332	150	10.51	331	136	10.51

Total other subordinated debt		553	368		909	711

Total other long-term debt		$512,871	$499,147	2.27	$530,978	$516,834	2.78

(1)	Represents contractual maturities at December 31, 2011.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedging-related basis adjustments.
(4)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2011 and 2010, respectively.
(5)	Includes callable FreddieNotes® securities of $2.9 billion and $5.4 billion at December 31, 2011 and 2010, respectively.
(6)	Includes callable FreddieNotes® securities of $1.3 billion and $7.0 billion at December 31, 2011 and 2010, respectively.

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

257	Freddie Mac

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.4 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	December 31, 2011				December 31, 2010
				Weighted				Weighted
	Contractual		Balance,	Average	Contractual		Balance,	Average
	Maturity(2)	UPB	Net(3)	Coupon(2)	Maturity(2)	UPB	Net(3)	Coupon(2)
		(dollars in millions)				(dollars in millions)

Single-family:
30-year or more, fixed-rate	2012 - 2048	$1,034,680	$1,047,556	4.92%	2011 - 2048	$1,110,943	$1,118,994	5.03%
20-year fixed-rate	2012 - 2032	67,323	68,502	4.53	2012 - 2031	63,941	64,752	4.78
15-year fixed-rate	2012 - 2027	242,077	246,023	4.09	2011 - 2026	227,269	229,510	4.41
Adjustable-rate	2012 - 2047	60,544	61,395	3.18	2011 - 2047	50,904	51,351	3.69
Interest-only(4)	2026 - 2041	45,807	45,884	4.91	2026 - 2040	61,773	61,830	5.30
FHA/VA	2012 - 2041	2,045	2,077	5.67	2011 - 2040	2,171	2,211	5.88

Total debt securities of consolidated trusts held by third parties(5)		$1,452,476	$1,471,437			$1,517,001	$1,528,648

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.22% and 4.57% as of December 31, 2011 and 2010, respectively.

The table below summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at December 31, 2011.

Table 8.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities	Par Value(1)(2)
(in millions)

Other debt:
2012	$127,798
2013	142,943
2014	87,453
2015	33,897
2016	45,526
Thereafter	75,254
Debt securities of consolidated trusts held by third parties(3)	1,452,476

Total	1,965,347
Net discounts, premiums, hedge-related and other basis adjustments(4)	5,237

Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,970,584

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2011.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk and interest-rate risk related to other foreign-currency denominated debt.

Lines of Credit

At both December 31, 2011 and 2010, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at December 31, 2011 or 2010. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

Subordinated Debt Interest and Principal Payments

In a September 23, 2008 statement concerning the conservatorship, the Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital

258	Freddie Mac

levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.

NOTE 9: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the years ended December 31, 2011 and 2010, we issued and guaranteed $300.2 billion and $375.9 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds).

Beginning January 1, 2010, we no longer recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. The table below presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 9.1 — Financial Guarantees

	December 31, 2011			December 31, 2010
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities(2)	$35,879	$300	42	$25,279	$202	41
Other guarantee commitments(3)	21,064	487	37	18,670	427	38
Derivative instruments	37,737	2,977	34	37,578	301	35
Servicing-related premium guarantees	151	—	5	172	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	As of December 31, 2011 and December 31, 2010, the UPB of non-consolidated Freddie Mac securities associated with single-family mortgage loans was $10.7 billion and $11.3 billion, respectively. The remaining balances relate to multifamily mortgage loans.
(3)	As of December 31, 2011 and December 31, 2010, the UPB of other guarantee commitments associated with single-family mortgage loans was $11.1 billion and $8.6 billion, respectively. The remaining balances relate to multifamily mortgage loans.

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

Our securities issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities are not consolidated as they do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips. Since these resecuritizations do not increase our credit-risk, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of multifamily PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion at both December 31, 2011 and 2010, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information about our accounting for financial guarantees.

During 2011 we issued approximately $11.8 billion, compared to $5.9 billion in 2010, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee

259	Freddie Mac

obligation were recognized. During 2010, we also issued $3.9 billion in UPB of non-consolidated Other Guarantee Transactions backed by HFA bonds as part of the NIBP, for which a guarantee asset and guarantee obligation were recognized.

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

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During 2011 and 2010, we issued and guaranteed $4.4 billion and $3.2 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $8.6 billion and $5.5 billion of UPB at December 31, 2011 and December 31, 2010, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion and $9.7 billion in UPB at December 31, 2011 and December 31, 2010, respectively. In addition, as of December 31, 2011, and 2010, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $2.9 billion, and $3.5 billion, respectively.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 11: DERIVATIVES” for further discussion of these derivative guarantees.

We guarantee the performance of interest-rate swap contracts in two circumstances. First, we guarantee that a borrower will perform under an interest-rate swap contract linked to a borrower’s ARM. And second, in connection with our issuance of certain REMICs and Other Structured Securities, which are backed by tax-exempt bonds, we guarantee that the sponsor of the transaction will perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at December 31, 2011 and 2010.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 18: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2011 and 2010.

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

260	Freddie Mac

remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at December 31, 2011 and 2010.

Securitization Trusts

We established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and REMICs and Other Structured Securities. As described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we recognize the cash held by our consolidated single-family PC trusts and certain Other Guarantee Transactions as restricted cash and cash equivalents on our consolidated balance sheets. We receive fees as master servicer, issuer, trustee and administrator for our consolidated PCs and REMICs and Other Structured Securities. Such amounts are recorded within net interest income. These fees are derived from interest earned on principal and interest cash flows held in restricted cash and cash equivalents between the time funds are remitted to the trust by servicers and the date of distribution to our PCs and REMICs and Other Structured Securities holders. These fees are offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We recognized net trust management income (expense) of $0 million during 2011 and 2010 (on our non-consolidated trusts), and $(761) million during 2009 (on all trusts), on our consolidated statements of income and comprehensive income.

NOTE 10: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

Beginning January 1, 2010, in accordance with the amendment to the accounting guidance for consolidation of VIEs, we consolidated our single-family PC trusts and certain Other Guarantee Transactions. As a result, a large majority of our transfers of financial assets that historically qualified as sales (e.g., the transfer of mortgage loans to our single-family PC trusts) are no longer treated as such because the financial assets are transferred to a consolidated entity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the impacts of consolidation of our single-family PC trusts and certain Other Guarantee Transactions.

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multiclass resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. For more information about our retained interests in mortgage-related securitizations, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities.” These transfers and our resulting retained interests are not significant to our consolidated financial statements in 2011 and 2010.

Our exposure to credit losses on the loans underlying our retained securitization interests is recorded within our reserve for guarantee losses. For further information regarding our charge-offs and other activity associated with our reserve for guarantee losses on loans for which we have provided our guarantee, see “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES.”

Retained Interests, Guarantee Asset

During 2009, the fair values of our guarantee asset associated with single-family loans at the time of securitization and subsequent fair value measurements at the end of a period were primarily estimated using third-party information. Consequently, we derived our assumptions by determining those implied by our valuation estimates, with the internal rate of return, or discount rate, adjusted where necessary to align our internal models with estimated fair values determined using third-party information. However, prepayment rates are presented based on our internal models and were not similarly adjusted. For the portion of our guarantee asset that was valued by obtaining dealer quotes on proxy securities, we derived the assumptions from the prices we were provided. For the year ended December 31, 2009, we estimate the average internal rate of return, prepayment rates and weighted average lives used in measuring the fair value of our guarantee asset associated with single-family loans were 13.8%, 26.4%, and 3.3 years, respectively. These estimates represent the average assumptions used both at the end of the period as well as the valuation assumptions at guarantee issuance during the year on a combined basis. Our estimate of the average internal rate of return represents a UPB weighted average of the discount rates implied by a model which employs multiple interest rate scenarios versus a single assumption.

261	Freddie Mac

Cash Flows Associated with Non-Consolidated Trusts

We receive proceeds in securitizations accounted for as sales for those securities sold to third parties. Subsequent to these securitizations, we receive cash flows related to interest income and repayment of principal on the securities we retain for investment. Regardless of whether our issued mortgage-related security is sold to third parties or held by us for investment, we are obligated to make cash payments to acquire foreclosed properties and certain delinquent or impaired mortgages under our financial guarantees. In addition to the securitization and sale transactions discussed below, the cash flows on retained interests related to securitizations accounted for as sales during 2009 consisted of: (a) cash receipts associated with our guarantee asset of $2.9 billion; (b) cash receipts associated with principal and interest on our retained interests of $21.4 billion; and (c) cash payments associated with delinquent or foreclosed loans and required purchase of balloon mortgages of $26.3 billion. In addition, we are obligated under our guarantee to make up any shortfalls in principal and interest to the holders of our securities. See “NOTE 9: FINANCIAL GUARANTEES” for additional information on these payments in 2009. Cash flows associated with our retained interests in 2011 and 2010 were not significant.

Gains and Losses on Securitizations Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale is determined, in part, based on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and REMICs and Other Structured Securities that were accounted for as sales of approximately $1.5 billion for the year ended December 31, 2009. These transactions were not significant in 2011 and 2010 due to the changes in the accounting guidance for consolidation of VIEs that became effective January 1, 2010.

NOTE 11: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

•	synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets; and

•	hedge foreign-currency exposure.

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

262	Freddie Mac

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

263	Freddie Mac

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At December 31, 2011			At December 31, 2010
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$211,808	$12,998	$(108)	$324,590	$6,952	$(3,267)
Pay-fixed	289,335	19	(34,507)	394,294	3,012	(24,210)
Basis (floating to floating)	2,750	5	(7)	2,375	6	(2)

Total interest-rate swaps	503,893	13,022	(34,622)	721,259	9,970	(27,479)
Option-based:
Call swaptions
Purchased	76,275	12,975	—	114,110	8,391	—
Written	27,525	—	(2,932)	11,775	—	(244)
Put Swaptions
Purchased	70,375	638	—	59,975	1,404	—
Written	500	—	(2)	6,000	—	(8)
Other option-based derivatives(3)	38,549	2,256	(2)	47,234	1,460	(10)

Total option-based	213,224	15,869	(2,936)	239,094	11,255	(262)
Futures	41,281	5	—	212,383	3	(170)
Foreign-currency swaps	1,722	106	(9)	2,021	172	—
Commitments(4)	14,318	38	(94)	14,292	103	(123)
Credit derivatives	10,190	1	(5)	12,833	12	(5)
Swap guarantee derivatives	3,621	—	(37)	3,614	—	(36)

Total derivatives not designated as hedging instruments	788,249	29,041	(37,703)	1,205,496	21,515	(28,075)
Netting adjustments(5)		(28,923)	37,268		(21,372)	26,866

Total derivative portfolio, net	$788,249	$118	$(435)	$1,205,496	$143	$(1,209)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion and $(0.8) billion at December 31, 2011 and 2010, respectively, which was mainly related to interest-rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at December 31, 2011 and 2010 was $3.2 billion and $2.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at December 31, 2011 and 2010 was $12.6 billion and $8.5 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. As a result of S&P’s downgrade of Freddie Mac’s credit rating of our long-term senior unsecured debt from AAA to AA+ on August 8, 2011, we posted additional collateral to certain derivative counterparties in accordance with the terms of the derivative agreements.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011, was $12.7 billion for which we posted collateral of $12.6 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2011, we would have been required to post an additional $0.1 billion of collateral to our counterparties.

264	Freddie Mac

At December 31, 2011 and 2010, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of income and comprehensive income.

Table 11.2 — Gains and Losses on Derivatives

	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
Derivatives in Cash Flow	Year Ended December 31,
Hedging Relationships(1)(2)	2011	2010	2009
	(in millions)

Closed cash flow hedges(3)	$(758)	$(1,010)	$(1,165)

Derivatives not designated as hedging	Derivative Gains (Losses)(4)
instruments under the accounting	Year Ended December 31,
guidance for derivatives and hedging(5)	2011	2010	2009
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(49)	$(119)	$64
U.S. dollar denominated	12,686	9,825	(13,337)

Total receive-fixed swaps	12,637	9,706	(13,273)
Pay-fixed	(22,999)	(17,450)	27,078
Basis (floating to floating)	(5)	65	(194)

Total interest-rate swaps	(10,367)	(7,679)	13,611
Option based:
Call swaptions
Purchased	10,234	6,548	(10,566)
Written	(2,337)	(199)	248
Put swaptions
Purchased	(1,614)	(1,621)	323
Written	14	82	(321)
Other option-based derivatives(6)	879	33	(370)

Total option-based	7,176	4,843	(10,686)
Futures	(154)	(210)	(300)
Foreign-currency swaps(7)	(41)	(468)	138
Commitments(8)	(1,340)	(85)	(708)
Credit derivatives	—	5	(4)
Swap guarantee derivatives	3	3	(20)
Other(9)	3	—	12

Subtotal	(4,720)	(3,591)	2,043
Accrual of periodic settlements:(10)
Receive-fixed interest-rate swaps(11)	4,173	6,381	5,817
Pay-fixed interest-rate swaps	(9,241)	(10,909)	(9,964)
Foreign-currency swaps	22	19	89
Other	14	15	115

Total accrual of periodic settlements	(5,032)	(4,494)	(3,943)

Total	$(9,752)	$(8,085)	$(1,900)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	No amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing).
(3)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that were designated as cash flow hedges are recognized as basis adjustments to the related assets, which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(4)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of income and comprehensive income.
(5)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(8)	Commitments include: (a) our commitments to purchase and sell investments in securities; (b) our commitments to purchase mortgage loans; and (c) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(9)	Related to the bankruptcy of Lehman Brothers Holdings, Inc., or Lehman.
(10)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income.
(11)	Includes imputed interest on zero-coupon swaps.

265	Freddie Mac

Hedge Designation of Derivatives

At December 31, 2011 and 2010, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in “Table 11.3 — AOCI Related to Cash Flow Hedge Relationships”, the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.7 billion and $2.2 billion at December 31, 2011 and 2010, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions impact earnings. Over the next 12 months, we estimate that approximately $415 million, net of taxes, of the $1.7 billion of cash flow hedge losses in AOCI at December 31, 2011 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 22 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at December 31, 2011 will be reclassified to earnings over the next five and ten years, respectively.

The table below presents the changes in AOCI related to derivatives designated as cash flow hedges. Net reclassifications of losses to earnings represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately.

Table 11.3 — AOCI Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Beginning balance(1)	$(2,239)	$(2,905)	$(3,678)
Cumulative effect of change in accounting principle(2)	—	(7)	—
Net reclassifications of losses to earnings(3)	509	673	773

Ending balance(1)	$(1,730)	$(2,239)	$(2,905)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting guidance for accounting for transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items. Net of tax benefit of $4 million for the year ended December 31, 2010.
(3)	Net of tax benefit of $249 million, $337 million, and $392 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described in “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS,” we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the Purchase Agreement.

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

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Total dividends paid in cash during 2011, 2010, and 2009 at the direction of the Conservator were $6.5 billion, $5.7 billion, and $4.1 billion, respectively. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

266	Freddie Mac

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

The table below provides a summary of our senior preferred stock outstanding at December 31, 2011.

Table 12.1 — Senior Preferred Stock

						Initial
						Liquidation	Total
			Shares	Shares	Total	Preference	Liquidation	Redeemable
	Draw Date		Authorized	Outstanding	Par Value	Price per Share	Preference(1)	On or After(2)
			(in millions, except initial liquidation preference price per share)

Senior preferred stock:(3)
10%	September 8, 2008	(4)	1.00	1.00	$1.00	$1,000	$1,000	N/A
10%(5)	November 24, 2008		—	—	—	N/A	13,800	N/A
10%(5)	March 31, 2009		—	—	—	N/A	30,800	N/A
10%(5)	June 30, 2009		—	—	—	N/A	6,100	N/A
10%(5)	June 30, 2010		—	—	—	N/A	10,600	N/A
10%(5)	September 30, 2010		—	—	—	N/A	1,800	N/A
10%(5)	December 30, 2010		—	—	—	N/A	100	N/A
10%(5)	March 31, 2011		—	—	—	N/A	500	N/A
10%(5)	September 30, 2011		—	—	—	N/A	1,479	N/A
10%(5)	December 30, 2011		—	—	—	N/A	5,992	N/A

Total, senior preferred stock			1.00	1.00	$1.00		$72,171

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant).
(3)	Dividends on the senior preferred stock are cumulative, and the dividend rate is 10% per year. However, if at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year.
(4)	We did not receive any cash proceeds from Treasury as a result of issuing the initial liquidation preference.
(5)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.

We received $500 million in March 2011, $1.5 billion in September 2011, and $6.0 billion in December 2011 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of December 31, 2010, June 30, 2011, and September 30, 2011, respectively. In addition, we had a deficit in net worth of $146 million as of December 31, 2011. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.2 billion and $64.2 billion as of December 31, 2011 and December 31, 2010, respectively. See “NOTE 15: REGULATORY CAPITAL” for additional information.

267	Freddie Mac

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

We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the warrant is included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2011, 2010, and 2009, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

Preferred Stock

The table below provides a summary of our preferred stock outstanding at December 31, 2011. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

268	Freddie Mac

Table 12.2 — Preferred Stock

					Redemption	Total
		Shares	Shares	Total	Price per	Outstanding	Redeemable	OTC
	Issue Date	Authorized	Outstanding	Par Value	Share	Balance(1)	On or After(2)	Symbol(3)
		(in millions, except initial liquidation preference price per share)

Preferred stock:
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant).
(3)	Preferred stock trades exclusively through the OTC market unless otherwise noted.
(4)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(5)	Issued through private placement.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(7)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(8)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(9)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(10)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(11)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(12)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of: (a) the sum of three-month LIBOR plus 4.16% per annum; or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

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

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2011 and 2010, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2011, restrictions lapsed on 851,131 restricted stock units and 37,630 restricted stock units were forfeited. At December 31, 2011, 491,363 restricted stock units remained outstanding. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2011 and 2010. During 2011, no stock options were exercised and 1,160,820 stock options were forfeited or expired. At December 31, 2011, 2,021,632 stock options were outstanding.

For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 3,383,185, 5,290,347, and 7,541,077 at December 31, 2011, 2010, and 2009, respectively.

269	Freddie Mac

Dividends Declared During 2011

No common dividends were declared in 2011. During 2011, we paid dividends of $6.5 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2011.

On March 30, 2010, our REIT subsidiaries paid preferred stock dividends for one quarter, consistent with approval from Treasury and direction from FHFA. During 2010, each of our two REIT subsidiaries was eliminated via a merger transaction and no other preferred or common stock dividends were paid by the REITs during the year ended December 31, 2010.

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

NOTE 13: INCOME TAXES

Income Tax Benefit

We are exempt from state and local income taxes. The table below presents the components of our income tax benefit for 2011, 2010, and 2009.

Table 13.1 — Federal Income Tax Benefit

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Current income tax benefit	$283	$186	$160
Deferred income tax benefit	117	670	670

Total income tax benefit(1)	$400	$856	$830

(1)	Does not reflect: (a) the deferred tax effects of unrealized (gains) losses on available-for-sale securities, the tax effects of net (gains) losses related to the effective portion of derivatives designated in cash flow hedge relationships, and the tax effects of certain changes in our defined benefit plans which are reported as part of AOCI; (b) certain stock-based compensation tax effects reported as part of additional paid-in capital; and (c) the tax effect of the cumulative effect of change in accounting principles.

A reconciliation between our federal statutory income tax rate and our effective tax rate for 2011, 2010, and 2009 is presented in the table below.

Table 13.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

Statutory corporate tax rate	$1,983	35.0%	$5,209	35.0%	$7,834	35.0%
Tax-exempt interest	179	3.2	213	1.4	252	1.1
Tax credits	566	10.0	585	3.9	594	2.7
Unrecognized tax benefits and related interest/contingency reserves	(21)	(0.4)	(12)	(0.1)	(12)	(0.1)
Valuation allowance	(2,325)	(41.0)	(5,155)	(34.6)	(7,860)	(35.1)
Other	18	0.3	16	0.1	22	0.1

Effective tax rate	$400	7.1%	$856	5.7%	$830	3.7%

In 2011, 2010, and 2009, our effective tax rate differs from the statutory tax rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. Our income tax benefits recognized in 2011, 2010, and 2009 represent amounts related to the amortization of net deferred losses on pre-2008 closed cash flow hedges, as well as the current tax benefits associated with our ability to carry back net operating tax losses generated in 2008 and 2009.

270	Freddie Mac

Deferred Tax Assets, Net

The sources and tax effects of temporary differences that give rise to significant deferred tax assets and liabilities for the years ended December 31, 2011 and 2010 are presented in the table below.

Table 13.3 — Deferred Tax Assets, Net

	2011	2010
	(in millions)

Deferred tax assets:
Deferred fees	$3,957	$1,561
Basis differences related to derivative instruments	4,903	4,630
Credit related items and allowance for loan losses	12,398	17,850
Unrealized (gains) losses related to available-for-sale securities	3,345	5,211
LIHTC and AMT credit carryforward	2,885	2,360
Net operating loss carryforward, net of unrecognized tax benefits	18,053	12,122
Other items, net	172	268

Total deferred tax assets	45,713	44,002

Deferred tax liabilities:
Basis differences related to assets held for investment(1)	(6,367)	(4,886)
Basis differences related to debt	(140)	(192)

Total deferred tax liability	(6,507)	(5,078)
Valuation allowance(2)	(35,660)	(33,381)

Deferred tax assets, net	$3,546	$5,543

(1)	The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and allowance for loan losses.
(2)	The valuation allowance as of December 31, 2010 includes $3.1 billion related to the adoption of the accounting guidance for transfers of financial assets and consolidation of VIEs.

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

After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, and related difficulty in forecasting future profit levels, we continue to record a valuation allowance on a portion of our net deferred tax assets as of December 31, 2011 and 2010. Our valuation allowance increased by $2.3 billion during 2011 to $35.7 billion, primarily attributable to an increase in temporary differences during the period. As of December 31, 2011, after consideration of the valuation allowance, we had a net deferred tax asset of $3.5 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

As of December 31, 2011, we had a net operating loss carryforward of $51.6 billion and a LIHTC carryforward of $2.9 billion that will expire over multiple years beginning in 2030 and 2027, respectively. Our AMT credit carryforward of $4 million will not expire.

Unrecognized Tax Benefits

Table 13.4 — Unrecognized Tax Benefits

	2011	2010	2009
	(in millions)

Balance at January 1	$1,220	$805	$636
Changes based on tax positions in prior years	130	372	(34)
Changes based on tax positions in current years	6	48	203
Decreases in unrecognized tax benefits due to settlements with taxing authorities	(1)	(5)	—

Balance at December 31	$1,355	$1,220	$805

At December 31, 2011, we had total unrecognized tax benefits, exclusive of interest, of $1.4 billion. This amount relates to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the

271	Freddie Mac

timing of such deductibility. If favorably resolved, $1.2 billion of unrecognized tax benefits would have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against deferred tax assets created by the uncertain tax positions. This favorable impact would be offset by a $201 million tax expense related to the establishment of a valuation allowance against credits that have been carried forward. A valuation allowance has not been recorded against this amount because a portion of the unrecognized tax benefits was used as a source of taxable income in our realization assessment of our net deferred tax assets.

We continue to recognize interest and penalties, if any, in income tax expense. The net accrued interest receivable was approximately $254 million at December 31, 2011, a $9 million change from December 31, 2010. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement for tax years 1985 to 1997; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Included in the $254 million of net accrued interest receivable as of December 31, 2011 and $245 million as of December 31, 2010, is interest payable of approximately $266 million and $248 million, respectively, which is allocable to unrecognized tax benefits. We have accrued no amounts for penalties during 2011, 2010, or 2009.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for tax years 1998 to 2010. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years, principally related to questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for tax years 1998 to 2005. The IRS responded to our petition with the U.S. Tax Court on December 21, 2010. On July 6, 2011, the U.S. Tax Court issued a Notice Setting Case for Trial and a Standing Pretrial Order. The trial date set forth in the Notice was December 12, 2011. On September 7, 2011, a joint motion for continuance was filed with the U.S. Tax Court. The joint motion was granted and on October 11, 2011 the parties submitted a status report and the court set a revised trial date of November 5, 2012. We paid the tax assessed in the Statutory Notice received in December 2011 for the years 2006 to 2007 of $36 million and will seek a refund through the administrative process, which could include filing suit in Federal District Court.

We believe appropriate reserves have been provided for settlement on reasonable terms. However, changes could occur in the gross balance of unrecognized tax benefits that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. In light of the revised trial date, the fact that no settlement discussions have occurred for an extended period of time, and the information currently available, we do not believe it is reasonably possible that the issue will be resolved within the next 12 months.

For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Income Taxes.”

272	Freddie Mac

NOTE 14: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of income and comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “Segment Earnings.”

We do not consider our assets by segment when evaluating segment performance or allocating resources. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. The All Other category consists of material corporate level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward; and (b) in 2009, the write-down of our LIHTC investments. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings on January 1, 2010, as discussed below, have been allocated to our three reportable segments.

273	Freddie Mac

Segment	Description	Activities/Items

Investments	The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment assets that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.
•   Investments in mortgage-related securities and single-family performing mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities, excluding CMBS and multifamily housing revenue bonds

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related security in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
•   Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the single-family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and taxes

Multifamily	The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Currently, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Historically, we issued multifamily PCs, but this activity has been insignificant in recent years. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with factors other than changes in interest rates, such as liquidity and credit.
•   Multifamily mortgage loans held-for-sale and associated securitization activities

•   Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment

•   Allocated debt costs, administrative expenses and taxes

•   Other guarantee commitments on multifamily HFA bonds and housing revenue bonds

•   LIHTC and valuation allowance

•   Deferred tax asset valuation allowance

All Other	The All Other category consists of material corporate-level expenses that are:(a) infrequent in nature; and(b) based on management decisions outside the control of the management of our reportable segments.
•   LIHTC write-down

•   Tax settlements, as applicable

•   Legal settlements, as applicable

•   The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

274	Freddie Mac

Segment Earnings

Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the performance of each segment and the company as a whole. This change in method, in conjunction with our implementation of changes in accounting guidance relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings. Under the revised method, the financial performance of our Single-family Guarantee segment and Multifamily segment are measured based on each segment’s contribution to GAAP net income (loss). Our Investments segment is measured on its contribution to GAAP total comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income, net of taxes. Beginning January 1, 2010, under the revised method, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac.

Segment Earnings for 2009 reflects the changes in our method of measuring and assessing the performance of our reportable segments described above. However, Segment Earnings for 2009 does not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of our implementation of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as this change was applied prospectively consistent with our GAAP results. Consequently, our Segment Earnings results for 2011 and 2010 are not directly comparable with the results for 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the consolidation of certain of our securitization trusts.

The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac. However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 14.2 — Segment Earnings and Reconciliation to GAAP Results.”

Many of the reclassifications, adjustments and allocations described below relate to the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. These amendments require us to consolidate our single-family PC trusts and certain Other Guarantee Transactions, which makes it difficult to view the results of the three operating segments from a GAAP perspective. For example, as a result of the amendments, the net guarantee fee earned on mortgage loans held by our consolidated trusts is included in net interest income on our GAAP consolidated statements of income and comprehensive income. Previously, we separately recorded the guarantee fee on our GAAP consolidated statements of income and comprehensive income as a component of non-interest income. Through the reclassifications described below, we move the net guarantee fees earned on mortgage loans into Segment Earnings management and guarantee income.

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

•	The accrual of periodic cash settlements of all derivatives is reclassified in Segment Earnings from derivative gains (losses) into net interest income to fully reflect the periodic cost associated with the protection provided by these contracts.

•	Up-front cash paid or received upon the purchase or writing of swaptions and other option contracts is reclassified in Segment Earnings prospectively on a straight-line basis from derivative gains (losses) into net interest income

275	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) attributable to Freddie Mac for each segment. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2011, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $1.6 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of December 31, 2011, the unamortized balance of such fees was $2.2 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

276	Freddie Mac

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

The table below presents Segment Earnings by segment.

Table 14.1 — Summary of Segment Earnings and Total Comprehensive Income (Loss)(1)

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$3,366	$1,251	$6,476
Single-family Guarantee	(10,000)	(16,256)	(27,143)
Multifamily	1,319	965	(511)
All Other	49	15	(4,240)

Total Segment Earnings (loss), net of taxes	(5,266)	(14,025)	(25,418)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	—	5,948
Tax-related adjustments	—	—	(2,083)

Total reconciling items, net of taxes	—	—	3,865

Net income (loss) attributable to Freddie Mac	$(5,266)	$(14,025)	$(21,553)

Total comprehensive income (loss) of segments:
Investments	$6,473	$11,477	$17,805
Single-family Guarantee	(9,970)	(16,250)	(27,124)
Multifamily	2,218	5,040	6,781
All Other	49	15	(4,240)

Total comprehensive income (loss) of segments	(1,230)	282	(6,778)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	—	5,948
Tax-related adjustments	—	—	(2,083)

Total reconciling items, net of taxes	—	—	3,865

Total comprehensive income (loss) attributable to Freddie Mac	$(1,230)	$282	$(2,913)

(1)	Beginning January 1, 2010, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac. Likewise, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting guidance for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

277	Freddie Mac

The table below presents detailed financial information by financial statement line item for our reportable segments and All Other.

Table 14.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2011
									Total per
						Reconciliation to Consolidated Statements of			Consolidated
						Income and Comprehensive Income			Statements of
					Total Segment			Total	Income and
		Single-family			Earnings (Loss),		Segment	Reconciling	Comprehensive
	Investments	Guarantee	Multifamily	All Other	Net of Taxes	Reclassifications(1)	Adjustments(2)	Items	Income
	(in millions)

Net interest income	$7,339	$(23)	$1,200	$—	$8,516	$9,220	$661	$9,881	$18,397
(Provision) benefit for credit losses	—	(12,294)	196	—	(12,098)	1,396	—	1,396	(10,702)
Non-interest income (loss):
Management and guarantee income(3)	—	3,647	127	—	3,774	(2,905)	(699)	(3,604)	170
Net impairment of available-for-sale securities recognized in earnings	(1,833)	—	(353)	—	(2,186)	(115)	—	(115)	(2,301)
Derivative gains (losses)	(3,597)	—	3	—	(3,594)	(6,158)	—	(6,158)	(9,752)
Gains (losses) on trading securities	(993)	—	39	—	(954)	—	—	—	(954)
Gains (losses) on sale of mortgage loans	28	—	383	—	411	—	—	—	411
Gains (losses) on mortgage loans recorded at fair value	501	—	(83)	—	418	—	—	—	418
Other non-interest income (loss)	1,266	1,216	86	—	2,568	(1,438)	—	(1,438)	1,130
Non-interest expense:
Administrative expenses	(398)	(888)	(220)	—	(1,506)	—	—	—	(1,506)
REO operations income (expense)	—	(596)	11	—	(585)	—	—	—	(585)
Other non-interest expense	(2)	(321)	(69)	—	(392)	—	—	—	(392)
Segment adjustments(2)	661	(699)	—	—	(38)	—	38	38	—
Income tax (expense) benefit	394	(42)	(1)	49	400	—	—	—	400

Net income (loss)	3,366	(10,000)	1,319	49	(5,266)	—	—	—	(5,266)
Total other comprehensive income, net of taxes	3,107	30	899	—	4,036	—	—	—	4,036

Comprehensive income (loss)	$6,473	$(9,970)	$2,218	$49	$(1,230)	$—	$—	$—	$(1,230)

	Year Ended December 31, 2010
									Total per
						Reconciliation to Consolidated Statements of			Consolidated
						Income and Comprehensive Income			Statements of
					Total Segment			Total	Income and
		Single-family			Earnings (Loss),		Segment	Reconciling	Comprehensive
	Investments	Guarantee	Multifamily	All Other	Net of Taxes	Reclassifications(1)	Adjustments(2)	Items	Income
	(in millions)

Net interest income	$6,192	$72	$1,114	$—	$7,378	$8,120	$1,358	$9,478	$16,856
Provision for credit losses	—	(18,785)	(99)	—	(18,884)	1,666	—	1,666	(17,218)
Non-interest income (loss):
Management and guarantee income(3)	—	3,635	101	—	3,736	(2,640)	(953)	(3,593)	143
Net impairment of available-for-sale securities recognized in earnings	(3,819)	—	(96)	—	(3,915)	(393)	—	(393)	(4,308)
Derivative gains (losses)	(1,859)	—	6	—	(1,853)	(6,232)	—	(6,232)	(8,085)
Gains (losses) on trading securities	(1,386)	—	47	—	(1,339)	—	—	—	(1,339)
Gains (losses) on sale of mortgage loans	(76)	—	343	—	267	—	—	—	267
Gains (losses) on mortgage loans recorded at fair value	34	—	(283)	—	(249)	—	—	—	(249)
Other non-interest income (loss)	1,023	1,351	130	—	2,504	(521)	—	(521)	1,983
Non-interest expense:
Administrative expenses	(455)	(930)	(212)	—	(1,597)	—	—	—	(1,597)
REO operations income (expense)	—	(676)	3	—	(673)	—	—	—	(673)
Other non-interest expense	(18)	(578)	(66)	—	(662)	—	—	—	(662)
Segment adjustments(2)	1,358	(953)	—	—	405	—	(405)	(405)	—
Income tax (expense) benefit	259	608	(26)	15	856	—	—	—	856

Net income (loss)	1,253	(16,256)	962	15	(14,026)	—	—	—	(14,026)
Less: net (income) loss — noncontrolling interests	(2)	—	3	—	1	—	—	—	1

Net income (loss) attributable to Freddie Mac	1,251	(16,256)	965	15	(14,025)	—	—	—	(14,025)
Total other comprehensive income, net of taxes	10,226	6	4,075	—	14,307	—	—	—	14,307

Total comprehensive income (loss) attributable to Freddie Mac	$11,477	$(16,250)	$5,040	$15	$282	$—	$—	$—	$282

278	Freddie Mac

	Year Ended December 31, 2009
						Reconciliation to Consolidated Statements of				Total per
						Income and Comprehensive Income				Consolidated
							Credit			Statements of
					Total Segment		Guarantee-		Total	Income and
		Single-family			Earnings (Loss),		related	Tax-related	Reconciling	Comprehensive
	Investments	Guarantee	Multifamily	All Other	Net of Taxes	Reclassifications(1)	Adjustments(4)	Adjustments	Items	Income
	(in millions)

Net interest income	$8,090	$307	$856	$—	$9,253	$7,799	$21	$—	$7,820	$17,073
Provision for credit losses	—	(29,102)	(574)	—	(29,676)	140	6	—	146	(29,530)
Non-interest income (loss):
Management and guarantee income(3)	—	3,448	90	—	3,538	440	(945)	—	(505)	3,033
Net impairment of available-for-sale securities recognized in earnings	(9,870)	—	(137)	—	(10,007)	(1,190)	—	—	(1,190)	(11,197)
Derivative gains (losses)	4,695	—	(27)	—	4,668	(6,568)	—	—	(6,568)	(1,900)
Gains (losses) on trading securities	4,885	—	(3)	—	4,882	—	—	—	—	4,882
Gains (losses) on sale of mortgage loans	617	—	156	—	773	—	(28)	—	(28)	745
Gains (losses) on mortgage loans recorded at fair value	(46)	—	(144)	—	(190)	—	—	—	—	(190)
Other non-interest income (loss)	(774)	721	(471)	(3,653)	(4,177)	(1,011)	7,083	—	6,072	1,895
Non-interest expense:
Administrative expenses	(515)	(949)	(221)	—	(1,685)	—	—	—	—	(1,685)
REO operations expense	—	(287)	(20)	—	(307)	—	—	—	—	(307)
Other non-interest expense	(33)	(4,854)	(18)	(109)	(5,014)	—	(189)	—	(189)	(5,203)
Income tax (expense) benefit	(572)	3,573	—	(478)	2,523	390	—	(2,083)	(1,693)	830

Net income (loss)	6,477	(27,143)	(513)	(4,240)	(25,419)	—	5,948	(2,083)	3,865	(21,554)
Less: net (income) loss — noncontrolling interests	(1)	—	2	—	1	—	—	—	—	1

Net income (loss) attributable to Freddie Mac	6,476	(27,143)	(511)	(4,240)	(25,418)	—	5,948	(2,083)	3,865	(21,553)
Total other comprehensive income, net of taxes	11,329	19	7,292	—	18,640	—	—	—	—	18,640

Total comprehensive income (loss) attributable to Freddie Mac	$17,805	$(27,124)	$6,781	$(4,240)	$(6,778)	$—	$5,948	$(2,083)	$3,865	$(2,913)

(1)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of income and comprehensive income is included in other income on our GAAP consolidated statements of income and comprehensive income.
(4)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting guidance for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

279	Freddie Mac

The table below presents total comprehensive income (loss) by segment.

Table 14.3 — Total Comprehensive Income (Loss) of Segments(1)

	Year Ended December 31, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other	Total
		(Losses) Related to	(Losses) Related to	Changes in	Comprehensive	Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Defined	Income (Loss)	Income (Loss)
	(Loss) – Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	– Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$3,366	$2,573	$508	$26	$3,107	$6,473
Single-family Guarantee	(10,000)	—	—	30	30	(9,970)
Multifamily	1,319	892	1	6	899	2,218
All Other	49	—	—	—	—	49

Total per consolidated statements of income and comprehensive income	$(5,266)	$3,465	$509	$62	$4,036	$(1,230)

	Year Ended December 31, 2010
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other	Total
		(Losses) Related to	(Losses) Related to	Changes in	Comprehensive	Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Defined	Income (Loss)	Income (Loss)
	(Loss) – Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	– Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$1,251	$9,547	$673	$6	$10,226	$11,477
Single-family Guarantee	(16,256)	—	—	6	6	(16,250)
Multifamily	965	4,074	—	1	4,075	5,040
All Other	15	—	—	—	—	15

Total per consolidated statements of income and comprehensive income	$(14,025)	$13,621	$673	$13	$14,307	$282

	Year Ended December 31, 2009
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other	Total
		(Losses) Related to	(Losses) Related to	Changes in	Comprehensive	Comprehensive
	Net Income	Available-For-Sale	Cash Flow Hedge	Defined	Income (Loss)	Income (Loss)
	(Loss) – Freddie Mac	Securities	Relationships	Benefit Plans	Net of Taxes	– Freddie Mac
	(in millions)

Total comprehensive income (loss) of segments:
Investments	$6,476	$10,536	$774	$19	$11,329	$17,805
Single-family Guarantee	(27,143)	—	—	19	19	(27,124)
Multifamily	(511)	7,289	(1)	4	7,292	6,781
All Other	(4,240)	—	—	—	—	(4,240)

Total Segment Earnings (loss), net of taxes	(25,418)	17,825	773	42	18,640	(6,778)
Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments	5,948	—	—	—	—	5,948
Tax-related adjustments	(2,083)	—	—	—	—	(2,083)

Total reconciling items, net of taxes	3,865	—	—	—	—	3,865
Total per consolidated statements of income and comprehensive income	$(21,553)	$17,825	$773	$42	$18,640	$(2,913)

(1)	Beginning January 1, 2010, the sum of total comprehensive income (loss) for each segment and the All Other category equals GAAP total comprehensive income (loss) attributable to Freddie Mac.

280	Freddie Mac

NOTE 15: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our submission to FHFA on minimum capital, however we no longer provide our submission of risk-based capital to FHFA.

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

Regulatory Capital Standards

The GSE Act established minimum, critical, and risk-based capital standards for us, however per guidance received from FHFA we no longer are required to submit risk-based capital reports to FHFA.

Prior to our entry into conservatorship, those standards determined the amounts of core capital that we were to maintain to meet regulatory capital requirements. Core capital consisted of the par value of outstanding common stock (common stock issued less common stock held in treasury), the par value of outstanding non-cumulative, perpetual preferred stock, additional paid-in capital and retained earnings (accumulated deficit), as determined in accordance with GAAP.

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

Performance Against Regulatory Capital Standards

The table below summarizes our minimum capital requirements and deficits and net worth.

Table 15.1 — Net Worth and Minimum Capital

	December 31, 2011	December 31, 2010
	(in millions)

GAAP net worth(1)	$(146)	$(401)
Core capital (deficit)(2)(3)	$(64,322)	$(52,570)
Less: Minimum capital requirement(2)	24,405	25,987

Minimum capital surplus (deficit)(2)	$(88,727)	$(78,557)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for December 31, 2011 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

281	Freddie Mac

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

To address our net worth deficit of $146 million at December 31, 2011, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $146 million, and will request that we receive these funds by March 31, 2012. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Upon funding of this draw request, our aggregate funding received from Treasury under the Purchase Agreement will increase to $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $146 million draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $72.2 billion at December 31, 2011 to $72.3 billion. We paid a quarterly dividend of $1.6 billion, $1.6 billion, $1.6 billion, and $1.7 billion on the senior preferred stock in cash on March 31, 2011, June 30, 2011, September 30, 2011, and December 30, 2011, respectively, at the direction of the Conservator. Following funding of the draw request related to our net worth deficit at December 31, 2011, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $7.22 billion to $7.23 billion, which exceeds our annual historical earnings in all but one period.

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

NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion and $1.8 trillion UPB of our single-family credit guarantee portfolio at December 31, 2011 and 2010, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

282	Freddie Mac

Table 16.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	December 31, 2011		December 31, 2010		Percent of Credit Losses(1)
		Serious		Serious	Year Ended
	Percentage of	Delinquency	Percentage of	Delinquency	December 31,	December 31,
	Portfolio(2)	Rate(3)	Portfolio(2)	Rate(3)	2011	2010

Year of Origination
2011	14%	0.1%	N/A	N/A	—	N/A
2010	19	0.3	18%	0.1%	<1%	—
2009	18	0.5	21	0.3	1	<1%
2008	7	5.7	9	4.9	8	7
2007	10	11.6	11	11.6	36	34
2006	7	10.8	9	10.5	28	30
2005	8	6.5	10	6.0	18	20
2004 and prior	17	2.8	22	2.5	9	9

Total	100%	3.6%	100%	3.8%	100%	100%

Region(4)
West	28%	3.6%	27%	4.7%	53%	48%
Northeast	25	3.4	25	3.2	7	8
North Central	18	2.9	18	3.1	16	15
Southeast	17	5.5	18	5.6	20	25
Southwest	12	1.8	12	2.1	4	4

Total	100%	3.6%	100%	3.8%	100%	100%

State(5)
California	16%	3.4%	16%	4.9%	29%	26%
Florida	6	10.9	6	10.5	13	19
Illinois	5	4.7	5	4.6	5	5
Georgia	3	3.3	3	4.1	4	3
Michigan	3	2.3	3	3.0	4	5
Arizona	2	4.3	3	6.1	11	11
Nevada	1	9.8	1	11.9	7	6
All other	64	2.8	63	2.8	27	25

Total	100%	3.6%	100%	3.8%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of income and comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Serious delinquencies on mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(5)	States presented based on those with the highest percentage of credit losses during the year ended December 31, 2011. Our top seven states based on the highest percentage of UPB as of December 31, 2011 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), and comprised 44% of our single-family credit guarantee portfolio as of December 31, 2011.

Credit Performance of Certain Higher Risk Single-Family Loan Categories

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower.

283	Freddie Mac

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

Table 16.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Interest-only	4%	5%	17.6%	18.4%
Option ARM	<1	1	20.5	21.2
Alt-A(2)	5	6	11.9	12.2
Original LTV ratio greater than 90%(3)	10	9	6.7	7.8
Lower FICO scores at origination (less than 620)	3	3	12.9	13.9

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 20% and 18% at December 31, 2011 and December 31, 2010, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.8% and 14.9% as of December 31, 2011 and December 31, 2010, respectively.

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

Multifamily Mortgage Portfolio

The table below summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a non-credit enhanced loan may also have an original LTV ratio greater than 80%).

284	Freddie Mac

Table 16.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	December 31, 2011		December 31, 2010
		Delinquency		Delinquency
	UPB(1)	Rate(2)	UPB(1)	Rate(2)
	(in billions)

State(3)
California	$20.2	0.02%	$19.3	0.06%
Texas	14.0	0.46	12.7	0.52
New York	9.6	—	9.2	—
Florida	7.1	0.05	6.4	0.56
Virginia	6.3	—	5.6	—
Maryland	5.7	—	5.3	—
All other states	53.2	0.35	49.9	0.35

Total	$116.1	0.22%	$108.4	0.26%

Region(4)
Northeast	$33.1	0.01%	$31.1	—%
West	29.9	0.07	28.3	0.07
Southwest	22.4	0.44	20.2	0.61
Southeast	20.7	0.65	19.2	0.59
North Central	10.0	0.01	9.6	0.30

Total	$116.1	0.22%	$108.4	0.26%

Category(5)
Original LTV ratio greater than 80%	$6.4	2.34%	$6.6	2.30%
Original DSCR below 1.10	2.8	2.58	3.2	1.22
Non-credit enhanced loans	84.5	0.11	87.5	0.12

(1)	Beginning in the second quarter of 2011, we exclude non-consolidated mortgage-related securities for which we do not provide our guarantee. The prior period has been revised to conform to the current period presentation.
(2)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(3)	Represents the six states with the highest geographic concentration by UPB at December 31, 2011.
(4)	See endnote (4) to “Table 16.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(5)	These categories are not mutually exclusive and a loan in one category may also be included within another.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement significantly reduces our exposure to a potential credit loss. As of December 31, 2011, more than one-half of the multifamily loans that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit enhancements on multifamily loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 5% and 8% at December 31, 2011 and December 31, 2010, respectively, and our estimate of the current average DSCR for these loans was 1.1 at both December 31, 2011 and December 31, 2010. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 5% and 7% at December 31, 2011 and December 31, 2010, respectively, and the average current LTV ratio of these loans was 107% and 108%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

285	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 82% of our single-family purchase volume during the year ended December 31, 2011. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., accounted for 28%, and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the year ended December 31, 2011. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts. As of December 31, 2011 and 2010, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $2.7 billion and $3.8 billion, and approximately 39% and 34% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures included repurchase requests for which appeals were pending). As of December 31, 2011, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.4 billion, and approximately 48% of these requests were outstanding for four months or more since issuance of the initial request. During 2011 and 2010, we recovered amounts that covered losses with respect to $4.4 billion and $6.4 billion, respectively, of UPB on loans subject to our repurchase requests.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of Ally Financial Inc. (formerly, GMAC Inc.), are seller/servicers that together serviced and subserviced for an affiliated entity approximately 4% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2011. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements. The agreement did not have a material impact on our 2011 or 2010 consolidated statements of income and comprehensive income.

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and two of its affiliates, BAC Home Loans Servicing, LP and Countrywide Home Loans, Inc., to resolve our currently outstanding and future claims for repurchases arising from the breach of representations and warranties on certain loans purchased by us from Countrywide Home Loans, Inc. and Countrywide Bank FSB. Under the terms of the agreement, we received a $1.28 billion cash payment in consideration for releasing Bank of America and its two affiliates from current and future repurchase requests arising from loans sold to us by the Countrywide entities for which the first regularly scheduled monthly payments were due on or before December 31, 2008. The UPB of the loans in this portfolio, as of December 31, 2010, was approximately $114 billion. The agreement applies only to certain claims for repurchase based on breaches of representations and warranties and the agreement contains specified limitations and does not cover loans sold to us or serviced for us by other Bank of America entities. This agreement did not have a material impact on our 2011 or 2010 consolidated statements of income and comprehensive income.

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

With the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement was filed with the bankruptcy court on June 22, 2011. The court approved the settlement and confirmed TBW’s proposed plan of liquidation on July 21, 2011, which became effective on August 10, 2011. See “NOTE 18: LEGAL CONTINGENCIES” for additional information on the settlement, our claims arising from TBW’s bankruptcy, and potential claims by Ocala Funding, LLC, which is a wholly-owned subsidiary of TBW, or Ocala’s creditors.

286	Freddie Mac

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

On August 26, 2011, the case was removed to Federal court. The trustee filed a motion to remand the case back to state court. On October 19, 2011, the Federal court denied the trustee’s motion to remand. The trustee appealed this decision. On February 27, 2012, the federal appellate court reversed the district court and ordered the case to be remanded back to state court.

On September 2, 2011, FHFA announced that, as Conservator for Freddie Mac and Fannie Mae, it had filed lawsuits against 17 financial institutions and related defendants alleging: (a) violations of federal securities laws; and (b) in certain lawsuits, common law fraud in the sale of residential non-agency mortgage-related securities to Freddie Mac and Fannie Mae. FHFA, as Conservator, filed a similar lawsuit against UBS Americas, Inc. and related defendants on July 27, 2011. FHFA seeks to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued by these financial institutions.

The ultimate amounts of recovery payments we receive from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of December 31, 2011 and 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2011 and 2010; however, our actual losses may exceed our estimates.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A., together

287	Freddie Mac

serviced approximately 49% of our single-family mortgage loans as of December 31, 2011. Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A. serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans, as of December 31, 2011. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

During the second half of 2010, a number of our seller/servicers, including several of our largest ones, temporarily suspended foreclosure proceedings in some or all states in which they do business. These seller/servicers announced these suspensions were necessary while they evaluated and addressed issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, including affidavits. While these servicers generally resumed foreclosure proceedings in the first quarter of 2011, the rate at which they are effecting foreclosures has been slower than prior to the suspensions. See “NOTE 6: REAL ESTATE OWNED” for additional information.

As of December 31, 2011 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 40% of our multifamily mortgage portfolio.

In our multifamily business, we are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property’s financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable. This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of or non-performance by mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for additional information. As of December 31, 2011, these insurers provided coverage, with maximum loss limits of $50.6 billion, for $238.3 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., and PMI Mortgage Insurance Co. (or PMI) each accounted for more than 10% and collectively represented approximately 84% of our overall mortgage insurance coverage at December 31, 2011. All our mortgage insurance counterparties are rated BBB or below as of February 27, 2012, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $2.5 billion and $1.8 billion during 2011 and 2010, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.8 billion and $2.3 billion as of December 31, 2011 and 2010, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.0 billion and $1.5 billion as of December 31, 2011 and 2010, respectively.

In August 2011, we suspended RMIC and its affiliates, and PMI and its affiliates, as approved mortgage insurers for Freddie Mac loans, making loans insured by either company ineligible for sale to Freddie Mac. Both of these companies ceased writing new business during the third quarter of 2011, and have been put under state supervision. PMI instituted a partial claim payment plan in October 2011, under which claim payments will be made 50% in cash, with the remaining amount deferred as a policyholder claim. RMIC instituted a partial claim payment plan in January 2012, under which claim payments will be made 50% in cash and 50% in deferred payment obligations for an initial period not to exceed one year. We and FHFA are in discussions with the state regulators of PMI and RMIC concerning future payments of our claims. It is not yet clear how the state regulators of PMI and RMIC will administer their respective deferred payment plans. In the future, our mortgage insurance exposure will likely be concentrated among a smaller number of mortgage insurer counterparties.

Triad Guaranty Insurance Corp., or Triad, is continuing to pay claims 60% in cash and 40% in deferred payment obligations under orders of its state regulator. To date, the state regulator has not allowed Triad to begin paying its deferred payment obligations and it is uncertain when or if Triad will be permitted to do so.

288	Freddie Mac

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At December 31, 2011, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $9.7 billion of UPB. At December 31, 2011, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. FGIC and Ambac are currently not paying any claims. In addition, if a bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2011 and 2010 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

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

Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. As of December 31, 2011 and 2010, including amounts related to our consolidated VIEs, there were $68.5 billion and $91.6 billion, respectively, of cash and other non- mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of December 31, 2011, these included:

•	$3.6 billion of cash equivalents invested in 16 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$12.0 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-1 or above; and

•	$52.3 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

Derivative Portfolio

Derivative Counterparties

Our use of OTC derivatives and exchange-traded derivatives exposes us to institutional credit risk. The requirement that we post initial and maintenance margin with our clearing firm in connection with exchange-traded derivatives such as futures contracts exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives lessens our institutional credit risk exposure to individual counterparties, because a central counterparty is substituted for individual counterparties and changes in the value of open exchange-traded contracts are settled daily via payments through the financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations.

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

289	Freddie Mac

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our active OTC derivative counterparties for interest-rate swaps, option-based derivatives, and foreign-currency swaps. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral for the amount of our net exposure to them above the applicable threshold. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. Collateral posting thresholds are tied to a counterparty’s credit rating. Derivative exposures and collateral amounts are monitored on a daily basis using both internal pricing models and dealer price quotes. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $71 million and $32 million at December 31, 2011 and 2010, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2011, our maximum loss for accounting purposes would have been approximately $71 million. Three counterparties each accounted for greater than 10% and collectively accounted for 97% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at December 31, 2011. These counterparties were HSBC Bank USA, Royal Bank of Scotland, and UBS AG, all of which were rated “A” or above by S&P as of February 27, 2012.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $38 million and $103 million at December 31, 2011 and 2010, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 17: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that seek to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets; and

•	Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

290	Freddie Mac

Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at December 31, 2011 and 2010.

Table 17.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$79,044	$2,048	$—	$81,092
Subprime	—	—	27,999	—	27,999
CMBS	—	51,907	3,756	—	55,663
Option ARM	—	—	5,865	—	5,865
Alt-A and other	—	11	10,868	—	10,879
Fannie Mae	—	20,150	172	—	20,322
Obligations of states and political subdivisions	—	—	7,824	—	7,824
Manufactured housing	—	—	766	—	766
Ginnie Mae	—	237	12	—	249

Total available-for-sale securities, at fair value	—	151,349	59,310	—	210,659
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,181	1,866	—	16,047
Fannie Mae	—	14,627	538	—	15,165
Ginnie Mae	—	134	22	—	156
Other	—	74	90	—	164

Total mortgage-related securities	—	29,016	2,516	—	31,532
Non-mortgage-related securities:
Asset-backed securities	—	302	—	—	302
Treasury bills	100	—	—	—	100
Treasury notes	24,712	—	—	—	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184	—	—	2,184

Total non-mortgage-related securities	24,812	2,486	—	—	27,298

Total trading securities, at fair value	24,812	31,502	2,516	—	58,830

Total investments in securities	24,812	182,851	61,826	—	269,489
Mortgage loans:
Held-for-sale, at fair value	—	—	9,710	—	9,710
Derivative assets, net:
Interest-rate swaps	—	12,976	46	—	13,022
Option-based derivatives	1	15,868	—	—	15,869
Other	5	110	35	—	150

Subtotal, before netting adjustments	6	28,954	81	—	29,041
Netting adjustments(1)	—	—	—	(28,923)	(28,923)

Total derivative assets, net	6	28,954	81	(28,923)	118
Other assets:
Guarantee asset, at fair value	—	—	752	—	752
All other, at fair value	—	—	151	—	151

Total other assets	—	—	903	—	903

Total assets carried at fair value on a recurring basis	$24,818	$211,805	$72,520	$(28,923)	$280,220

Liabilities:
Debt securities recorded at fair value	$—	$3,015	$—	$—	$3,015
Derivative liabilities, net:
Interest-rate swaps	—	34,601	21	—	34,622
Option-based derivatives	1	2,934	1	—	2,936
Other	—	103	42	—	145

Subtotal, before netting adjustments	1	37,638	64	—	37,703
Netting adjustments(1)	—	—	—	(37,268)	(37,268)

Total derivative liabilities, net	1	37,638	64	(37,268)	435

Total liabilities carried at fair value on a recurring basis	$1	$40,653	$64	$(37,268)	$3,450

291	Freddie Mac

	Fair Value at December 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$83,652	$2,037	$—	$85,689
Subprime	—	—	33,861	—	33,861
CMBS	—	54,972	3,115	—	58,087
Option ARM	—	—	6,889	—	6,889
Alt-A and other	—	13	13,155	—	13,168
Fannie Mae	—	24,158	212	—	24,370
Obligations of states and political subdivisions	—	—	9,377	—	9,377
Manufactured housing	—	—	897	—	897
Ginnie Mae	—	280	16	—	296

Total available-for-sale securities, at fair value	—	163,075	69,559	—	232,634
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,138	2,299	—	13,437
Fannie Mae	—	17,872	854	—	18,726
Ginnie Mae	—	145	27	—	172
Other	—	11	20	—	31

Total mortgage-related securities	—	29,166	3,200	—	32,366
Non-mortgage-related securities:
Asset-backed securities	—	44	—	—	44
Treasury bills	17,289	—	—	—	17,289
Treasury notes	10,122	—	—	—	10,122
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	27,411	485	—	—	27,896

Total trading securities, at fair value	27,411	29,651	3,200	—	60,262

Total investments in securities	27,411	192,726	72,759	—	292,896
Mortgage loans:
Held-for-sale, at fair value	—	—	6,413	—	6,413
Derivative assets, net:
Interest-rate swaps	—	9,921	49	—	9,970
Option-based derivatives	—	11,255	—	—	11,255
Other	3	266	21	—	290

Subtotal, before netting adjustments	3	21,442	70	—	21,515
Netting adjustments(1)	—	—	—	(21,372)	(21,372)

Total derivative assets, net	3	21,442	70	(21,372)	143
Other assets:
Guarantee asset, at fair value	—	—	541	—	541
All other, at fair value	—	—	235	—	235

Total other assets	—	—	776	—	776

Total assets carried at fair value on a recurring basis	$27,414	$214,168	$80,018	$(21,372)	$300,228

Liabilities:
Debt securities recorded at fair value	$—	$4,443	$—	$—	$4,443
Derivative liabilities, net:
Interest-rate swaps	—	26,856	623	—	27,479
Option-based derivatives	8	252	2	—	262
Other	170	28	136	—	334

Subtotal, before netting adjustments	178	27,136	761	—	28,075
Netting adjustments(1)	—	—	—	(26,866)	(26,866)

Total derivative liabilities, net	178	27,136	761	(26,866)	1,209

Total liabilities carried at fair value on a recurring basis	$178	$31,579	$761	$(26,866)	$5,652

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net cash collateral posted and net trade/settle receivable were $6.3 billion and $1 million, respectively, at December 31, 2010. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion and $(0.8) billion at December 31, 2011 and 2010, respectively, which was mainly related to interest rate swaps that we have entered into.

292	Freddie Mac

Recurring Fair Value Changes

For the year ended December 31, 2011, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities. Level 3 measurements consist of assets and liabilities that are supported by little or no market activity where observable inputs generally are not available. The fair value of these assets and liabilities is measured using significant inputs that are considered unobservable. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that seek to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During 2011, the fair value of our Level 3 assets decreased primarily due to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) the widening of OAS levels on single-family non-agency mortgage-related securities. During 2011, we had a net transfer into Level 3 assets of $267 million, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

During 2010, our Level 3 assets decreased by $81.7 billion primarily due to the transfer of the majority of CMBS from Level 3 to Level 2 and our adoption of new accounting guidance applicable to the accounting for transfers of financial assets and consolidation of VIEs. During 2010, the CMBS market continued to improve and we observed significantly less variability in fair value quotes received from dealers and third-party pricing services. In the fourth quarter of 2010 we determined that these market conditions stabilized to a degree that we believe indicates that unobservable inputs are no longer significant to the fair values of these securities and, as a result, we transferred $51.3 billion of CMBS from Level 3 to Level 2. The adoption of amendments to the accounting guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including: (a) certain mortgage-related securities issued by our consolidated trusts that are held by us; and (b) the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.4 billion of other Level 3 assets to Level 2 during 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

293	Freddie Mac

Table 17.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	For The Year Ended December 31, 2011
		Realized and unrealized gains (losses)
			Included in
			other						Net transfers		Unrealized
	Balance,	Included in	comprehensive					Settlements,	in and/or out	Balance,	gains (losses)
	January 1, 2011	earnings(1)(2)(3)(4)	income(1)	Total	Purchases	Issuances	Sales	net(5)	of Level 3(6)	December 31, 2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$83	$83	$119	$—	$—	$(92)	$(99)	$2,048	$—
Subprime	33,861	(1,315)	707	(608)	—	—	—	(5,254)	—	27,999	(1,315)
CMBS	3,115	(152)	802	650	—	—	(67)	(115)	173	3,756	(162)
Option ARM	6,889	(424)	684	260	—	—	—	(1,284)	—	5,865	(424)
Alt-A and other	13,155	(198)	(387)	(585)	—	—	—	(1,702)	—	10,868	(198)
Fannie Mae	212	—	2	2	—	—	—	(37)	(5)	172	—
Obligations of states and political subdivisions	9,377	13	550	563	—	—	(609)	(1,507)	—	7,824	—
Manufactured housing	897	(11)	(6)	(17)	—	—	—	(114)	—	766	(11)
Ginnie Mae	16	—	(1)	(1)	—	—	—	(3)	—	12	—

Total available-for-sale mortgage-related securities	69,559	(2,087)	2,434	347	119	—	(676)	(10,108)	69	59,310	(2,110)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(832)	—	(832)	492	25	(92)	(213)	187	1,866	(834)
Fannie Mae	854	(340)	—	(340)	137	—	(81)	(43)	11	538	(340)
Ginnie Mae	27	(1)	—	(1)	—	—	—	(4)	—	22	(1)
Other	20	—	—	—	—	91	(18)	(3)	—	90	—

Total trading mortgage-related securities	3,200	(1,173)	—	(1,173)	629	116	(191)	(263)	198	2,516	(1,175)
Mortgage loans:
Held-for-sale, at fair value	6,413	828	—	828	16,550	—	(14,027)	(54)	—	9,710	214
Net derivatives(8)	(691)	907	—	907	—	(46)	—	(155)	2	17	165
Other assets:
Guarantee asset(9)	541	(25)	—	(25)	—	288	—	(52)	—	752	(25)
All other	235	(84)	—	(84)	—	—	—	—	—	151	(84)

Total other assets	776	(109)	—	(109)	—	288	—	(52)	—	903	(109)

294	Freddie Mac

	For The Year Ended December 31, 2010
		Cumulative
		effect		Realized and unrealized gains (losses)			Purchases,
		of change			Included in		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales, and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)	Total	settlements, net(5)	of Level 3(6)	December 31, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$5	$5	$—	$—	$2,037	$—
Subprime	35,721	—	35,721	(1,769)	7,046	5,277	(7,137)	—	33,861	(1,769)
CMBS	54,019	—	54,019	—	369	369	—	(51,273)	3,115	—
Option ARM	7,236	—	7,236	(1,402)	2,611	1,209	(1,556)	—	6,889	(1,395)
Alt-A and other	13,391	—	13,391	(1,020)	3,128	2,108	(2,344)	—	13,155	(1,020)
Fannie Mae	338	—	338	—	—	—	(139)	13	212	—
Obligations of states and political subdivisions	11,477	—	11,477	4	(123)	(119)	(1,981)	—	9,377	—
Manufactured housing	911	—	911	(27)	126	99	(113)	—	897	(27)
Ginnie Mae	4	—	4	—	(1)	(1)	(5)	18	16	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(4,214)	13,161	8,947	(13,275)	(51,242)	69,559	(4,211)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(777)	—	(777)	659	(383)	2,299	(799)
Fannie Mae	1,343	—	1,343	(449)	—	(449)	(38)	(2)	854	(449)
Ginnie Mae	27	—	27	1	—	1	(1)	—	27	1
Other	28	(1)	27	(1)	—	(1)	(4)	(2)	20	(1)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,226)	—	(1,226)	616	(387)	3,200	(1,248)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	(1)	—	(1)	3,615	—	6,413	(308)
Net derivatives(8)	(430)	—	(430)	(141)	—	(141)	(120)	—	(691)	(619)
Other assets:
Guarantee asset(9)	10,444	(10,024)	420	(24)	—	(24)	145	—	541	(24)
All other	—	—	—	55	—	55	180	—	235	55

Total other assets	10,444	(10,024)	420	31	—	31	325	—	776	31

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of income and comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of income and comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of income and comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of income and comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at December 31, 2011 and 2010, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to adopt the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

295	Freddie Mac

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

The table below presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at December 31, 2011 and 2010, respectively.

Table 17.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31, 2011
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(3)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,380	$1,380	$(16)
REO, net(2)	—	—	3,146	3,146	(118)

Total assets measured at fair value on a non-recurring basis	$—	$—	$4,526	$4,526	$(134)

	Fair Value at December 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(3)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,560	$1,560	$(183)
REO, net(2)	—	—	5,606	5,606	(290)

Total assets measured at fair value on a non-recurring basis	$—	$—	$7,166	$7,166	$(473)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $3.1 billion, less estimated costs to sell of $221 million (or approximately $2.9 billion) at December 31, 2011. The carrying amount of REO, net was written down to fair value of $5.6 billion, less estimated costs to sell of $406 million (or approximately $5.2 billion) at December 31, 2010.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, respectively.

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

296	Freddie Mac

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

The changes in fair value of debt securities with the fair value option elected were $91 million, $580 million, and $(404) million for the years ended December 31, 2011, 2010, and 2009, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of income and comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $89 million, $583 million, and $(204) million for the years ended December 31, 2011, 2010, and 2009, respectively. The remaining changes in the fair value of $2 million, $(3) million, and $(200) million were attributable to changes in credit risk for the years ended December 31, 2011, 2010, and 2009 respectively.

The change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $43 million and $108 million at December 31, 2011 and 2010, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased for securitization. Through this channel, we acquire loans that we intend to securitize and sell to CMBS investors. While this is consistent with our overall strategy to expand our multifamily business, it differs from our previous buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded $828 million, $(1) million, and $(81) million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of income and comprehensive income for the years ended December 31, 2011, 2010, and 2009 respectively. The changes in fair value of these loans were primarily attributable to changes in interest rates and other non-credit related items such as liquidity. The changes in fair value attributable to credit risk were not material given that these loans were generally originated within the past six to twelve months and have not seen a change in their credit characteristics.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $195 million and $(311) million at December 31, 2011 and 2010, respectively. Related interest income continues to be reported as interest income in our consolidated statements of income and comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

297	Freddie Mac

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

Multiclass structures are valued using a variety of methods, depending on the product type. The predominant valuation methodology uses the median prices from multiple pricing services. This method is used for structures for which there is typically significant, relevant market activity. Some of the key valuation drivers used by the pricing services are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. Other tranche types that are more challenging to price are valued using the median prices from multiple dealers. These include structured interest-only, structured principal-only, inverse floating-rate, and inverse interest-only structures. Some of the key valuation drivers used by the dealers are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. In addition, there is a subset of tranches for which there is a lack of relevant market activity that are priced using a proxy relationship where the position is matched to the closest dealer-priced tranche, then valued by calculating an OAS using our proprietary prepayment and interest rate models from the dealer-priced tranche. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. We then determine the fair values for these securities by using the estimated OAS as an input to the valuation calculation in conjunction with interest-rate and prepayment models to calculate the NPV of the projected cash flows. These positions typically have smaller balances and are more difficult for dealers to value. There is also a subset of positions for which prices are published on a daily basis; these include trust interest-only and trust principal-only strips. These are fairly liquid tranches and are quoted on a regular settlement date basis. In order to align the regular settlement date price with the balance sheet date, the OAS is calculated based on the published prices. Then the tranche is valued using that OAS applied to the balance sheet date.

Multiclass agency securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon of the collateral underlying our CMBS investments was 5.7% as of both December 31, 2011 and 2010. The weighted-average life of the collateral underlying our CMBS investments was 3.7 years and 4.3 years, respectively, as of December 31, 2011 and 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified as Level 2.

298	Freddie Mac

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

The table below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 17.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	December 31, 2011	December 31, 2010
	(in millions)

2004 and prior	$4,287	$4,998
2005	10,411	13,126
2006	16,155	19,333
2007	13,890	16,461
2008 and beyond	—	—

Total	$44,743	$53,918

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

299	Freddie Mac

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

The table below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps. As of December 31, 2011 and 2010 our option-based derivatives had a remaining weighted-average life of 5.0 years and 4.5 years, respectively.

300	Freddie Mac

Table 17.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	December 31, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$195,716	$10,651	$22	$390	$2,054	$8,185
Weighted average fixed rate(3)			1.17%	1.03%	2.26%	3.35%
Forward-starting swaps(4)	16,092	2,239	—	—	—	2,239
Weighted average fixed rate(3)			—	—	—	3.96%
Basis (floating to floating)	2,750	(2)	—	(6)	4	—
Pay-fixed:
Swaps	276,564	(31,565)	(62)	(1,319)	(6,108)	(24,076)
Weighted-average fixed rate(3)			1.59%	2.20%	3.13%	3.84%
Forward-starting swaps(4)	12,771	(2,923)	—	—	—	(2,923)
Weighted-average fixed rate(3)			—	—	—	5.16%

Total interest-rate swaps	$503,893	$(21,600)	$(40)	$(935)	$(4,050)	$(16,575)

Option-based derivatives:
Call swaptions	$103,800	$10,043	$5,230	$1,339	$558	$2,916
Put swaptions	70,875	636	22	49	166	399
Other option-based derivatives(5)	38,549	2,254	—	—	—	2,254

Total option-based	$213,224	$12,933	$5,252	$1,388	$724	$5,569

	December 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$302,178	$3,314	$137	$534	$1,269	$1,374
Weighted-average fixed rate(3)			1.54%	1.12%	2.39%	3.66%
Forward-starting swaps(4)	22,412	371	—	123	(9)	257
Weighted-average fixed rate(3)			—	3.47%	1.88%	4.19%
Basis (floating to floating)	2,375	4	—	—	4	—
Pay-fixed:
Swaps	338,035	(17,189)	(273)	(1,275)	(3,297)	(12,344)
Weighted average fixed rate(3)			3.11%	2.21%	3.04%	4.02%
Forward-starting swaps(4)	56,259	(4,009)	—	—	—	(4,009)
Weighted average fixed rate(3)			—	—	—	4.54%

Total interest-rate swaps	$721,259	$(17,509)	$(136)	$(618)	$(2,033)	$(14,722)

Option-based derivatives:
Call swaptions	$125,885	$8,147	$2,754	$2,661	$1,246	$1,486
Put swaptions	65,975	1,396	136	451	226	583
Other option-based derivatives(5)	47,234	1,450	(8)	—	(1)	1,459

Total option-based	$239,094	$10,993	$2,882	$3,112	$1,471	$3,528

(1)	Fair value is categorized based on the period from December 31, 2011 and 2010, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years.
(5)	Primarily includes purchased interest rate caps and floors.

Other Derivatives

Other derivatives mainly consist of exchange-traded futures, foreign-currency swaps, certain forward purchase and sale commitments, and credit derivatives. The fair value of exchange-traded futures is based on end-of-day observed closing prices obtained from third-party pricing services; therefore, they are classified as Level 1 under the fair value hierarchy. The fair value of foreign-currency swaps is determined by using the appropriate yield curves to calculate and discount the expected cash flows for the swap contracts; therefore, they are classified as Level 2 under the fair value hierarchy since the fair values are determined through models that use observable inputs from active markets.

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

301	Freddie Mac

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

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Based on this evaluation, and because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, our fair value of derivatives is not adjusted for credit risk. Substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in the table below present our estimates of the fair value of our financial assets and liabilities at December 31, 2011 and 2010. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

During the fourth quarter of 2011, our fair value results as presented in our consolidated fair value balance sheets were affected by a change in estimate which increased the implied capital costs included in our valuation of single-family mortgage loans due to a change in the estimation of a risk premium assumption embedded in our modeled valuation of such loans. This change in estimate led to a $14.2 billion decrease in our fair value measurement of mortgage loans.

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

302	Freddie Mac

Table 17.6 — Consolidated Fair Value Balance Sheets

	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount(1)	Fair Value	Amount(1)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$28.4	$28.4	$37.0	$37.0
Restricted cash and cash equivalents	28.1	28.1	8.1	8.1
Federal funds sold and securities purchased under agreements to resell	12.0	12.0	46.5	46.5
Investments in securities:
Available-for-sale, at fair value	210.7	210.7	232.6	232.6
Trading, at fair value	58.8	58.8	60.3	60.3

Total investments in securities	269.5	269.5	292.9	292.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,564.2	1,598.2	1,646.2	1,667.5
Unsecuritized mortgage loans	217.1	205.9	198.7	191.5

Total mortgage loans	1,781.3	1,804.1	1,844.9	1,859.0
Derivative assets, net	0.1	0.1	0.1	0.1
Other assets	27.8	28.5	32.3	37.2

Total assets	$2,147.2	$2,170.7	$2,261.8	$2,280.8

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,471.4	$1,552.5	$1,528.7	$1,589.5
Other debt	660.6	681.2	713.9	729.7

Total debt, net	2,132.0	2,233.7	2,242.6	2,319.2
Derivative liabilities, net	0.4	0.4	1.2	1.2
Other liabilities	14.9	15.0	18.4	19.0

Total liabilities	2,147.3	2,249.1	2,262.2	2,339.4

Net assets
Senior preferred stockholders	72.2	72.2	64.2	64.2
Preferred stockholders	14.1	0.6	14.1	0.3
Common stockholders	(86.4)	(151.2)	(78.7)	(123.1)

Total net assets	(0.1)	(78.4)	(0.4)	(58.6)

Total liabilities and net assets	$2,147.2	$2,170.7	$2,261.8	$2,280.8

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

303	Freddie Mac

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

Single-Family Loans

We determine the fair value of single-family mortgage loans as an estimate of the price we would receive if we were to securitize those loans, as we believe this represents the principal market for such loans. This principal market assumption applies to both loans held by consolidated trusts and unsecuritized loans and excludes single-family loans for which a contractual modification has been completed. Our estimate of fair value is based on comparisons to actively traded mortgage-related securities with similar characteristics. We adjust to reflect the excess coupon (implied management and guarantee fee) and credit obligation related to performing our guarantee.

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

We estimate the present value of the additional cash flows, which consist of the implied management and guarantee fees in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fees at December 31, 2011 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fees relates to fixed-rate loan products with coupons at or near current market rates and involves obtaining dealer quotes on hypothetical securities constructed with collateral characteristics from our single-family credit guarantee portfolio. The remaining portion of the implied management and guarantee fees relates to underlying loan products for which comparable market prices were not readily available. These relate specifically to ARM products, highly seasoned loans, and fixed-rate loans with coupons that are not consistent with current market rates. For this portion of the single-family credit guarantee portfolio, the implied management and guarantee fees are valued using an expected cash flow approach, leveraging the market information received on the more liquid portion of the population and including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use delivery and guarantee fees charged by us as a market benchmark for all guaranteed loans that would qualify for purchase under current underwriting standards (used for the majority of the guaranteed loans, but accounts for a small share of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used

304	Freddie Mac

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

The fair value of single-family mortgage loans is a fair value measurement with limited market benchmarks and significant unobservable inputs. In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) a principal exit market; (b) modeling assumptions; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Specifically, the valuation of single-family mortgage loans could change significantly based on changes in our assumptions about the probability of default, severity, home prices, and risk premium.

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale, and both impaired and non-impaired held-for-investment multifamily loans, see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Investment” and “— Mortgage Loans, Held-for-Sale,” respectively.

Other Assets

Most of our other assets are not financial instruments required to be valued at fair value under the accounting guidance for disclosures about the fair value of financial instruments, such as property and equipment. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets.

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

Accrued interest receivable is one of the components included within other assets on our consolidated fair value balance sheets. On our GAAP consolidated balance sheets, we reverse accrued but uncollected interest income when a loan is placed on non-accrual status. There is no such reversal performed for the fair value of accrued interest receivable disclosed on our consolidated fair value balance sheets. Rather, we include in our fair value disclosure the amount we deem to be collectible. As a result, there is a difference between the accrued interest receivable GAAP-basis carrying amount and its fair value disclosed on our consolidated fair value balance sheets.

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

305	Freddie Mac

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

NOTE 18: LEGAL CONTINGENCIES

We are involved as a party in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification against liability arising from their wrongful actions with respect to mortgages sold to or serviced for Freddie Mac.

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

In 2011, we paid approximately $8 million for the advancement of legal fees and expenses of current and former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to some of the matters described below and to certain shareholder derivative lawsuits that were dismissed in April and May 2011. This figure does not include certain administrative support costs and certain costs related to document production and storage.

306	Freddie Mac

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed motions to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed motions to dismiss the second amended complaint. On December 21, 2011, the plaintiff filed a notice advising the Court of a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011 (discussed below in “Government Investigations and Inquiries”), and stating its intention to file a motion for leave to amend its complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss and set a briefing schedule for plaintiff’s motion for leave to amend its complaint. On February 13, 2012, plaintiff filed motion for leave to amend, which seeks leave to file a third amended complaint.

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiffs claim that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seek unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 20, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice Freddie Mac’s motion to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 15, 2011. The defendants have filed motions to dismiss the second amended consolidated complaint. On February 17, 2012, plaintiff served a motion seeking leave to file a third amended consolidated complaint based on the non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential impact on our business, financial condition, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Court has not yet ruled upon the defendants’ motions to dismiss the second amended complaint or plaintiffs’ motion seeking leave to file a third amended complaint; and the fact that the parties have not yet briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Freddie Mac, Fannie Mae, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Freddie Mac and Fannie Mae committed unfair business practices in violation of California law by asserting that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE, program cannot take priority over a mortgage to

307	Freddie Mac

be sold to Freddie Mac or Fannie Mae. The lawsuit contends that the PACE programs create liens superior to such mortgages and that, by affirming Freddie Mac and Fannie Mae’s positions, FHFA has violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA. The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper.

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

The defendants filed motions to dismiss these lawsuits. The courts have entered stipulated orders dismissing the individual officers of Freddie Mac and Fannie Mae from the cases. On December 17, 2010, the judge handling the cases in the Northern District of California requested a position statement from the United States, which was filed on February 8, 2011. On June 13, 2011, the complaint filed by the Town of Babylon was dismissed. On August 11, 2011, the Town of Babylon filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. On August 26, 2011, the California federal court granted in part defendants’ motion to dismiss, leaving only plaintiffs’ APA and NEPA claims against FHFA. The California federal district court cases were thereafter consolidated and the plaintiffs in those cases filed a joint motion for summary judgment on January 23, 2012. FHFA cross-moved for summary judgment on February 27, 2012.

Sonoma County’s motion for preliminary injunction was granted in part, requiring FHFA to provide a notice and comment period with regard to its directives. FHFA filed an appeal of the injunction on September 15, 2011, and the District Court granted FHFA a 10-day stay of the injunction to allow FHFA to request a further stay from the U.S. Court of Appeals for the Ninth Circuit, which occurred on October 11, 2011. By order dated December 20, 2011, the Ninth Circuit denied the request for a stay with respect to the notice and comment period. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking and notice of intent to prepare an environmental impact statement.

On October 17, 2011 the City of Palm Desert voluntarily dismissed any remaining claims it might have had against Freddie Mac. The complaint filed by Leon County was dismissed by the Court on September 30, 2011. Leon County filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit on November 28, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that the appeals filed by the Town of Babylon and Leon County are still pending.

Government Investigations and Inquiries

On December 15, 2011, the SEC and Freddie Mac entered into a non-prosecution agreement related to an investigation by the SEC’s Division of Enforcement into possible violations of the federal securities laws by Freddie Mac and others that occurred prior to Freddie Mac’s entry into conservatorship, arising from, among other things, public statements concerning Freddie Mac’s exposure to subprime and Alt-A mortgages.

Under the non-prosecution agreement, without admitting or denying liability, Freddie Mac has agreed to accept responsibility for its conduct and to not dispute, contest, or contradict a set of factual statements in the non-prosecution agreement, except in legal proceedings in which the SEC is not a party. Freddie Mac also has agreed to cooperate fully and truthfully in the SEC’s investigation and any other related enforcement litigation or proceeding to which the SEC is a

308	Freddie Mac

party. In addition, Freddie Mac agreed to cooperate fully and truthfully in any other related official investigation or proceeding by any U.S. federal agency.

The non-prosecution agreement provides that, subject to the full, truthful, and continuing cooperation of Freddie Mac and its compliance with all obligations, prohibitions and undertakings in the non-prosecution agreement, the SEC agrees not to bring any enforcement action or proceeding against Freddie Mac arising from the SEC’s investigation.

The non-prosecution agreement does not require Freddie Mac to pay any monetary penalty or other amount. The agreement indicates that, in entering into the non-prosecution agreement, the SEC recognizes the unique circumstances presented by Freddie Mac’s current status, including the financial support provided to Freddie Mac by Treasury, the role of FHFA as Freddie Mac’s conservator, and the costs that may be imposed on U.S. taxpayers.

On December 16, 2011, the SEC announced that it had charged three former executives of Freddie Mac with securities laws violations. These executives are former Chairman of the Board and CEO Richard F. Syron, former Executive Vice President and Chief Business Officer Patricia L. Cook, and former Executive Vice President for the single-family guarantee business Donald J. Bisenius.

Related Third Party Litigation and Indemnification Requests

On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby vs. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook, and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. The case is currently dormant and we believe plaintiff may have abandoned it.

By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark vs. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock.

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar vs. Syron, et al. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleged that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The complaint further alleged that certain defendants and others made additional false statements following the offering. The complaint named as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP.

After the Court dismissed, without prejudice, the plaintiffs’ consolidated complaint, amended consolidated complaint, and second consolidated complaint, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants, on November 14, 2010. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. The plaintiffs moved for class certification on June 30, 2011, but withdrew this motion on July 5, 2011. The plaintiffs again moved for class certification on August 30, 2011, which motion remains pending.

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

309	Freddie Mac

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

On July 6, 2011, plaintiffs filed a lawsuit in the U.S. District Court for Massachusetts styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. The complaint alleges that Goldman, Sachs & Co. made materially misleading statements and omissions in connection with Freddie Mac’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. Freddie Mac is not named as a defendant in this lawsuit.

In an amended complaint dated February 17, 2012, Western and Southern Life Insurance Company and others asserted claims against GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Goldman Sachs & Co. in the Court of Common Pleas, Hamilton County, Ohio. The amended complaint asserts, among other things, that “Goldman Sachs” is liable to plaintiffs under the Ohio Securities Act for alleged misstatements and omissions in connection with $6 billion of preferred stock issued by Freddie Mac on December 4, 2007. Freddie Mac is not named as a defendant in this lawsuit.

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which give rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan of liquidation and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. The plan and disclosure statement were subsequently modified several times. Hearings to consider confirmation of the plan were conducted on December 6, 2011 and, on that date, the plan was confirmed by the court. The plan sets aside $1.2 billion to be available for payment in full of our priority claim relating to losses incurred on short-term lending transactions with certain Lehman Entities if it is ultimately allowed as a priority claim, but leaves open for subsequent litigation whether our claim of priority status is proper. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would be entitled to receive an estimated distribution of approximately 21% (or approximately $250 million) over the next three years. The plan also provides that general unsecured claims, such as our claim relating to repurchase obligations of $868 million, will be entitled to a distribution of approximately 19.9% of the allowed amount, if any. The plan does not adjudge or allow our unsecured repurchase obligations claim, but permits claims allowance proceedings to continue. Finally, the plan entitles Freddie Mac to a distribution of approximately 39% (or about $6.4 million) payable over the next three years on our allowed claim exceeding $16 million relating to losses on derivative transactions.

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

310	Freddie Mac

and disclosure statement filed with the court by TBW indicating that general unsecured creditors are likely to receive a distribution of 3.3 to 4.4 cents on the dollar. The settlement provides that $6 million of this amount is to be paid to certain creditors of TBW. In addition, pursuant to the settlement, we have received net proceeds of $156 million through December 31, 2011 relating to various funds on deposit, net of amounts we were required to assign or pay to other parties. The settlement also allows for our sale of TBW-related mortgage servicing rights and provides a formula for determining the amount of the proceeds, if any, to be allocated to third parties that have asserted interests in those rights. During the year ended December 31, 2011, we recognized a $0.2 billion gain, primarily representing the difference between the amounts we assigned, or paid, to TBW and their creditors and the liability recorded on our consolidated balance sheet.

At the time of settlement, we estimated our uncompensated loss exposure to TBW to be approximately $0.7 billion. This estimated exposure largely relates to outstanding repurchase claims that have already been substantially provided for in our financial statements through our provision for loan losses. Our ultimate losses could exceed our recorded estimate. Potential changes in our estimate of uncompensated loss exposure or the potential for additional claims as discussed below could cause us to record additional losses in the future.

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

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery is proceeding.

IRS Litigation

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. We paid the tax assessed in the Statutory Notice received for the years 2006 to 2007 of $36 million and will seek a refund through the administrative process, which could include filing suit in Federal District Court. We believe appropriate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 13: INCOME TAXES.”

NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we adopted amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs effective January 1, 2010. As a result of this change in accounting principles, certain line items on our consolidated statements of income and comprehensive income, consolidated balance sheets, and consolidated statements of cash flows are no longer material to our 2011 and 2010 consolidated results of operations, financial position, and cash flows.

As this change in accounting principles was applied prospectively, the results of operations for the years ended December 31, 2011 and 2010 reflect the consolidation of our single-family PC trusts and certain Other Guarantee Transactions while the results of operations for the year ended December 31, 2009 reflect the accounting policies in effect at that time, i.e., these securitization entities were accounted for off-balance sheet.

311	Freddie Mac

Impacts on Consolidated Statements of Income and Comprehensive Income

Prospective adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of income and comprehensive income. These impacts are discussed below:

Line Items No Longer Separately Presented

Line items that are no longer separately presented on our consolidated statements of income and comprehensive income include:

•	Management and guarantee income — we no longer recognize management and guarantee income on PCs and Other Guarantee Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee is recognized as part of interest income on mortgage loans. We continue to recognize management and guarantee income related to our other guarantee commitments and guarantees issued to non-consolidated entities in other income;

•	Gains (losses) on guarantee asset and income on guarantee obligation — we no longer recognize a guarantee asset and a guarantee obligation for guarantees issued to trusts that we have consolidated; therefore, we also no longer recognize gains (losses) on guarantee asset and income on guarantee obligation for such trusts. However, we continue to recognize a guarantee asset and a guarantee obligation for our other guarantee commitments and guarantees issued to non-consolidated entities and the corresponding gains (losses) on guarantee asset and income on guarantee obligation, which are recorded in other income;

•	Losses on loans purchased — we no longer recognize the acquisition of loans from PC trusts that we have consolidated as a purchase with an associated loss, as these loans are already reflected on our consolidated balance sheet. Instead, when we acquire a loan from these entities, we reclassify the loan from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record the cash tendered as an extinguishment of the related PC debt within debt securities of consolidated trusts held by third parties. We continue to recognize losses on loans purchased related to our other guarantee commitments and losses from purchases of loans from non-consolidated entities in other expenses;

•	Recoveries of loans impaired upon purchase — as these acquisitions of loans from PC trusts that we have consolidated are no longer treated as purchases for accounting purposes, there will be no recoveries of such loans related to consolidated VIEs that require recognition in our consolidated statements of income and comprehensive income; and

•	Trust management income — we no longer recognize trust management income from the single-family PC trusts that we consolidate; rather, such amounts are now recognized in net interest income.

Line Items Significantly Impacted and Still Separately Presented

Line items that were significantly impacted and that continue to be separately presented on our consolidated statements of income and comprehensive income include:

•	Interest income on mortgage loans — we now recognize interest income on the mortgage loans underlying PCs and Other Guarantee Transactions issued by trusts that we consolidate, which includes the portion of interest that was historically recognized as management and guarantee income. Upfront credit-related and other fees received in connection with such loans historically were treated as a component of the related guarantee obligation; prospectively, these fees are treated as basis adjustments to the loans to be amortized over their respective lives as a component of interest income on mortgage loans;

•	Interest income on investments in securities — we no longer recognize interest income on our investments in the PCs and Other Guarantee Transactions issued by trusts that we consolidate, as we now recognize interest income on the mortgage loans underlying PCs and Other Guarantee Transactions issued by trusts that we consolidate;

•	Interest expense — we now recognize interest expense on PCs and Other Guarantee Transactions that were issued by trusts that we consolidate and are held by third parties; and

•	Other gains (losses) on investments — we no longer recognize other gains (losses) on investments for single-family PCs and certain Other Guarantee Transactions because those securities are no longer accounted for as investments by us as a result of our consolidation of the related trusts.

312	Freddie Mac

Impacts on Consolidated Statements of Cash Flows

The adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of cash flows. At transition when we consolidated our single-family PCs and certain Other Guarantee Transactions, there was significant non-cash activity.

The table below highlights the significant line items that are no longer disclosed separately on our consolidated statements of income and comprehensive income.

Table 19.1 — Line Items No Longer Disclosed Separately on Our Consolidated Statements of Income and Comprehensive Income

	For The Year Ended
	December 31,
	2011	2010	2009
	(in millions)

Other income:
Management and guarantee income	$170	$143	$3,033
Gains (losses) on guarantee asset	(78)	(61)	3,299
Income on guarantee obligation	153	135	3,479
Gains (losses) on sale of mortgage loans	411	267	745
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	—	(679)
Gains (losses) on mortgage loans recorded at fair value	418	(249)	(190)
Recoveries on loans impaired upon purchase	473	806	379
Low-income housing tax credit partnerships	—	—	(4,155)
Trust management income (expense)	—	—	(761)
All other	608	819	222

Total other income per consolidated statements of income and comprehensive income	$2,155	$1,860	$5,372

Other expenses:
Losses on loans purchased	$10	$25	$4,754
All other	382	637	449

Total other expenses per consolidated statements of income and comprehensive income	$392	$662	$5,203

The table below highlights the significant line items that are no longer disclosed separately on our consolidated balance sheets.

Table 19.2 — Line Items No Longer Disclosed Separately on Our Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(in millions)

Other assets:
Guarantee asset	$752	$541
Accounts and other receivables	8,350	8,734
All other	1,411	1,600

Total other assets	$10,513	$10,875

Other liabilities:
Guarantee obligation	$787	$625
Servicer liabilities	3,600	4,456
Accounts payable and accrued expenses	845	1,760
All other	814	1,257

Total other liabilities	$6,046	$8,098

The table below highlights the significant line items that are no longer disclosed separately on our consolidated statements of cash flows.

Table 19.3 — Line Items No Longer Disclosed Separately on Our Consolidated Statements of Cash Flows

	For The Year Ended
	December 31,
	2011	2010	2009
	(in millions)

Adjustments to reconcile net loss to net cash from operating activities:
Low-income housing tax credit partnerships	$—	$—	$4,155
Losses on loans purchased	10	25	4,754
Change in:
Due to PCs and REMICs and Other Structured Securities trusts	8	14	250
Guarantee asset, at fair value	(210)	(121)	(5,597)
Guarantee obligation	158	(17)	(183)
Other, net	(2,771)	(134)	(461)

Total other, net	$(2,805)	$(233)	$2,918

313	Freddie Mac

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

314	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2011
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$4,540	$4,561	$4,613	$4,683	$18,397
Provision for credit losses	(1,989)	(2,529)	(3,606)	(2,578)	(10,702)
Non-interest income (loss)	(1,252)	(3,857)	(4,798)	(971)	(10,878)
Non-interest expense	(697)	(546)	(687)	(553)	(2,483)
Income tax benefit (expense)	74	232	56	38	400

Net income (loss) attributable to Freddie Mac	$676	$(2,139)	$(4,422)	$619	$(5,266)

Net loss attributable to common stockholders	$(929)	$(3,756)	$(6,040)	$(1,039)	$(11,764)

Net loss per common share:(1)
Basic	$(0.29)	$(1.16)	$(1.86)	$(0.32)	$(3.63)
Diluted	$(0.29)	$(1.16)	$(1.86)	$(0.32)	$(3.63)

	2010
	1Q	2Q(2)	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$4,125	$4,136	$4,279	$4,316	$16,856
Provision for credit losses	(5,396)	(5,029)	(3,727)	(3,066)	(17,218)
Non-interest income (loss)	(4,854)	(3,627)	(2,646)	(461)	(11,588)
Non-interest expense	(667)	(479)	(828)	(958)	(2,932)
Income tax benefit (expense)	103	286	411	56	856
Net (income) loss attributable to noncontrolling interests	1	—	—	—	1

Net loss attributable to Freddie Mac	$(6,688)	$(4,713)	$(2,511)	$(113)	$(14,025)

Net loss attributable to common stockholders	$(7,980)	$(6,009)	$(4,069)	$(1,716)	$(19,774)

Net loss per common share:(1)
Basic	$(2.45)	$(1.85)	$(1.25)	$(0.53)	$(6.09)
Diluted	$(2.45)	$(1.85)	$(1.25)	$(0.53)	$(6.09)

(1)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.
(2)	For a discussion of an error identified during the three months ended June 30, 2010, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management of the company, including the company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011, at a reasonable level of assurance due to the two material weaknesses in our internal control over financial reporting discussed below. For additional information related to these material weaknesses, see “Management’s Report on Internal Control Over Financial Reporting.”

Our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that

315	Freddie Mac

information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship.

In addition, based on our assessment as of December 31, 2011, we identified a material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is a process that involves human diligence and compliance and is, therefore, subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper management override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect on a timely basis errors that could cause a material misstatement of the financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified two material weaknesses related to: (a) our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements; and (b) our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover.

We have been under conservatorship of FHFA since September 6, 2008. FHFA is an independent agency that currently functions as both our Conservator and our regulator with respect to our safety, soundness and mission. Because we are in conservatorship, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance. Although we and FHFA have attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures under the current circumstances. As our Conservator and regulator, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to us, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible. For example, FHFA may formulate certain intentions with respect to the conduct of our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management. As a result, we have concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting.

We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. In most areas, we have been able to leverage succession plans and reassign responsibilities to maintain sound internal control over financial reporting. However, in the fourth quarter of 2011, we experienced a significant increase in the number of control breakdowns within certain areas of our information technology division, specifically within groups responsible for information change management and information security. We identified deficiencies in the following areas: (a) approval and monitoring of changes to certain technology applications and infrastructure; (b) monitoring of select privileged user activities; and (c) monitoring user activities performed on certain technology hardware systems. These control breakdowns could have impacted applications which support our financial reporting processes. Increased

316	Freddie Mac

levels of employee turnover contributed to ineffective management oversight of controls in these areas resulting in these deficiencies. We believe that these issues aggregate to a material weakness in our internal control over financial reporting.

Because of these material weaknesses, we have concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2011 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

Mitigating Actions Related to the Material Weaknesses in Internal Control Over Financial Reporting

As described under “Management’s Report on Internal Control Over Financial Reporting,” we have two material weaknesses in internal control over financial reporting as of December 31, 2011.

Given the structural nature of the material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, review our SEC filings prior to filing, including this annual report on Form 10-K, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this annual report on Form 10-K, FHFA provided us with a written acknowledgement that it had reviewed the annual report on Form 10-K, was not aware of any material misstatements or omissions in the annual report on Form 10-K, and had no objection to our filing the annual report on Form 10-K.

•	The Acting Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives hold frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications, and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices, and procedures.

We have performed the following mitigating actions regarding the material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover:

•	Reviewed potential unauthorized changes to applications supporting our financial statements for proper approvals.

•	Reviewed and approved user access capabilities for applications supporting our financial reporting processes.

•	Maintained effective business process controls over financial reporting.

•	Filled the vacant positions or reassigned responsibilities within the information change management and information security monitoring groups.

We also intend to take the following remediation actions related to this material weakness:

•	Take select actions targeted to reduce employee attrition in key control areas.

•	Assess staffing requirements to ensure appropriate staffing over information security controls and develop cross-training programs within these areas to mitigate the risk to the internal control environment should we continue to experience high levels of employee turnover.

•	Improve automation capabilities for the identification and resolution of potential unauthorized system changes.

317	Freddie Mac

•	Update our policies and procedures to document control processes.

•	Provide additional training to IT individuals that execute or manage security controls.

•	Explore options to enter into various strategic arrangements with outside firms to provide operational capability and staffing for these functions, if needed.

In view of our mitigating actions related to these material weaknesses, we believe that our consolidated financial statements for the year ended December 31, 2011 have been prepared in conformity with GAAP.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2011

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Raymond G. Romano, Executive Vice President — Chief Credit Officer and John R. Dye, Senior Vice President — Interim General Counsel & Corporate Secretary, left the company during the fourth quarter of 2011. On October 26, 2011, FHFA announced that Charles E. Haldeman Jr., Chief Executive Officer, has expressed his desire to step down in 2012, and that the Board and FHFA will be developing a succession plan.

In addition, a number of senior officers left the company in earlier periods. We maintain succession plans for our senior management positions, which has enabled us to fill some of our vacant senior management positions quickly. However, we may not be able to continue to do so in the future. We have eliminated other vacant senior management positions through reorganizations. In addition, we have experienced elevated levels of voluntary turnover in the fourth quarter of 2011 and earlier periods, and expect this trend to continue as the public debate regarding the future role of the GSEs continues. We continue to have concerns about staffing inadequacies, management depth, and employee engagement. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities.

Based on our assessment as of December 31, 2011, we identified a material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover. For additional information related to this material weakness, see “Management’s Report on Internal Control Over Financial Reporting.”

FHFA also announced on October 26, 2011, that two Board members, John A. Koskinen (Chairman) and Robert R. Glauber (Chairman, Governance and Nominating Committee), have reached the company’s mandatory retirement age and would be stepping down from the Board. This occurred at the end of their then-current terms in March 2012. In order to promote a smooth transition, per FHFA’s announcement, Christopher Lynch, previously the Chairman of the Audit Committee, assumed the position of Non-Executive Chairman of the Board effective at the December 2011 Board meeting. A third Board member, Laurence E. Hirsch, notified the company on October 18, 2011 that he would not seek re-election to the Board when his term expires. Mr. Hirsch’s term expired in March 2012. In addition, on March 7, 2012, Clayton Rose (Chairman of the Audit Committee) notified the company that he will resign from the Board of Directors effective as of 6:00 pm Eastern Standard Time on March 9, 2012.

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

318	Freddie Mac

On March 6, 2012, the Conservator executed a written consent re-electing each of the then-current directors as members of our Board of Directors, other than Messrs. Glauber, Hirsch, and Koskinen, effective as of that date. The individuals elected by the Conservator for another term as directors are listed below.

Linda B. Bammann
Carolyn H. Byrd
Charles E. Haldeman, Jr.
Christopher S. Lynch
Nicolas P. Retsinas
Clayton S. Rose
Eugene B. Shanks, Jr.
Anthony A. Williams

The terms of the directors elected under the March 6, 2012 consent will continue until the date of the next annual meeting of stockholders or the Conservator next elects directors by written consent, whichever occurs first.

On March 7, 2012, Clayton Rose notified the company that he will resign from the Board of Directors effective as of 6:00 pm Eastern Standard Time on March 9, 2012.

2012 Executive Management Compensation Program

On March 8, 2012, FHFA approved a new compensation structure for our Covered Officers with limited input from Freddie Mac’s management and Compensation Committee. The 2012 Executive Management Compensation Program, or the 2012 Executive Compensation Program, is effective January 1, 2012. Compensation under the 2012 Executive Compensation Program consists solely of salary paid in cash, with two components — Base Salary and Deferred Salary — which are described in the table below. No portion of the 2012 Executive Compensation Program includes a bonus component.

Element of Compensation	Description	Primary Compensation Objectives	Key Features
Base Salary	Earned and paid on a semi-monthly basis	To provide a fixed level of compensation to each Covered Officer for the responsibility level of his/her position	Cannot exceed $500,000 per year, except for the CEO and CFO, or other exceptions as approved by FHFA.

Deferred Salary	Fixed Portion. The fixed portion of Deferred Salary is earned semi-monthly during each quarter and paid on the last business day of the corresponding quarter of the following year	To encourage executive retention	The portion earned during 2012 but unpaid as of the date of termination is paid as described below.

At-Risk Portion. The at-risk portion of Deferred Salary is earned and paid in the same manner as the fixed portion of Deferred Salary, but is subject to reduction based on corporate and individual performance	To encourage achievement of corporate and individual performance goals	The portion earned during 2012 but unpaid as of the date of termination is paid as described below.

The 2012 corporate objectives against which corporate performance will be measured for the named executives’ 2012 at-risk deferred salary are described below under “2012 Conservatorship Scorecard.”

Equal to 30% of Target TDC, half of which may be reduced based on corporate performance and half of which may be reduced based on individual performance.

Effect of Termination of Employment. Base Salary ceases upon a Covered Officer’s termination of employment. The treatment of Deferred Salary upon the termination of a Covered Officer for any reason other than for cause is as described below.

•	Deferred Salary — Fixed Portion. The portion earned during 2012 but unpaid as of the date of termination is reduced by 2% for each full or partial month by which the Covered Officer’s termination precedes January 31, 2014.

•	Deferred Salary — At-Risk Portion. The portion earned during 2012 but unpaid as of the date of termination is paid in full, but remains subject to reduction for corporate and individual performance.

319	Freddie Mac

All Deferred Salary paid following a Covered Officer’s termination of employment will be paid on the same quarterly schedule as if the Covered Officer had not terminated employment.

2012 Target Total Direct Compensation

In establishing each Named Executive Officer’s 2012 Target TDC, the Compensation Committee reviewed 2011 data from the Comparator Group and two alternative survey sources. Specifically, for the positions of CEO, CFO, EVP — Single-Family Business, Operations and Technology and EVP — Chief Enterprise Risk Officer, the Compensation Committee, at the recommendation of Meridian Compensation Partners, LLC, or Meridian, reviewed competitive market compensation data from the Comparator Group. For the position of EVP — Chief Administrative Officer, the Compensation Committee, also at the recommendation of Meridian, reviewed competitive market data from surveys published by Aon Hewitt and McLagan, because no reasonable match was available in the Comparator Group.

In December 2011, the Compensation Committee applied the criteria described below under “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis — Executive Management Compensation Program — Elements of Compensation and Total Direct Compensation — Establishing Target TDC” to either develop 2012 TDC recommendations for each of the Named Executive Officers or review recommendations presented by senior management.

The 2012 Target TDC recommendation for each of the Named Executive Officers was reviewed by FHFA. While the Compensation Committee’s 2012 Target TDC recommendations for our Named Executive Officers, in the aggregate, were below the 25th percentile of the competitive market, FHFA instructed the Compensation Committee to reduce the Target TDC for each of the Named Executive Officers by 10%, with the exception of Ms. Wisdom. For Ms. Wisdom, 2012 Target TDC is unchanged from 2011 in consideration of the expansion in the scope of her responsibilities during 2011 resulting from the integration of the credit risk management function in her division. For Mr. Weiss and Ms. Wisdom, the Compensation Committee increased Base Salary by 10%, with an equal decrease in Deferred Salary, to create more consistent Base Salary levels for EVPs who have comparable levels of responsibility.

The following table sets forth the components of compensation on an annual basis for each of our Named Executive Officers.

Table 75 — 2012 Program Target Compensation Amounts

			2012 Deferred Salary
		2012	Fixed	At-Risk
Named Executive Officer	Title	Base Salary	Portion	Portion	Target TDC

Charles E. Haldeman, Jr.	CEO	$900,000	$2,880,000	$1,620,000	$5,400,000
Ross J. Kari	EVP — CFO	675,000	1,530,000	945,000	3,150,000
Anthony N. Renzi	EVP — Single-Family Business, Operations and Technology	500,000	1,232,500	742,500	2,475,000
Jerry Weiss	EVP — Chief Administrative Officer	495,000	891,000	594,000	1,980,000
Paige H. Wisdom	EVP — Chief Enterprise Risk Officer	467,500	757,500	525,000	1,750,000

2012 Conservatorship Scorecard

On March 8, 2012, FHFA instituted a scorecard for use in the new compensation program. The scorecard is applicable to both Freddie Mac and Fannie Mae and establishes the following objectives and performance targets/measures for 2012. These objectives and performance targets/measures will be used in determining the amount payable to Covered Officers with respect to one-half of the at-risk portion of 2012 Deferred Salary.

The scorecard scoring will be based not only on the ultimate accomplishment of results but also our cooperation, relative contribution and collaboration with the Board of Directors, FHFA, Fannie Mae, and market participants, as appropriate to the particular measure. FHFA will consider our creativity, collaboration, effectiveness, and commitment to the particular matter. Most goals have a target date of completion of December 31, 2012. However, if we are able to accomplish the goal earlier in the year that will be taken into consideration in the scoring to offset shortfalls elsewhere.

320	Freddie Mac

Objectives	Weighting	Targets / Measures

1. Build a New Infrastructure	30%

• Continued progress on, or completion of, mortgage market enhancement activities already underway	15%

– Loan-level Disclosure in Mortgage Backed Security (MBS)		• Develop template for enhanced loan-level disclosures for single-family MBS that incorporates market standards and is consistent with maintaining liquidity in the to-be-announced market. Template to be submitted to Federal Housing Finance Agency (FHFA) by June 30, 2012.
– Uniform Mortgage Data Program (UMDP)		• Meet articulated Uniform Mortgage Data Program (UMDP) timetables as follows:

		– Uniform Collateral Data Portal (UCDP) electronic appraisal submission requirement by March 19, 2012.

		– Uniform Loan Delivery Data (ULDD) format loan delivery data by July 23, 2012.

		– Deliver new ULDD data point in compliance with SEC Rule 15Ga-1 by November 30, 2012.

		– Notify market of optional ULDD data points, including those necessary to improve disclosure and for other business uses in 2012.

		• Notify market of servicing data standard, including data necessary to improve disclosure, and agree on timetable for data collection to begin in 2013 by December 31, 2012.

		• Develop plans that leverage uniform appraisal data and ULDD for enhanced risk management by December 31, 2012.

		• Cooperate with FHFA implementation of portal to accept electronic appraisals.

– Seller Servicer Contract Harmonization		• Appropriate resource allocation to seller-servicer contract harmonization and commitment to targeted timetables as outlined in FHFA directive.

• Securitization Platform	10%	• In collaboration with FHFA and the other Enterprise, develop and finalize a plan by December 31, 2012 for the design and build of a single securitization platform that can serve both Enterprises and a post-conservatorship market with multiple future issuers.

• Pooling and Servicing Agreements	5%	• Propose a model pooling and servicing agreement (PSA), collaborate with other Enterprise and FHFA on a specific proposal, seek public comment, and produce final recommendations for standard Enterprise trust documentation by December 31, 2012.

2. Contract the Enterprises dominant presence in the marketplace while simplifying and shrinking certain operations.	30%

• Work with FHFA to evaluate options for meeting conservatorship goals, including shifting mortgage credit risk to private investors via assessment of:	10%

– Multifamily line of business		• Undertake a market analysis by December 31, 2012, of the viability of multifamily business operations without government guarantees. Review the likely viability of these models operating on a stand-alone basis after attracting private capital and adjusting pricing if needed.

– Investment assets and nonperforming loans		• Perform analysis of investments portfolio as described in the strategic plan by the fourth quarter of 2012 and make preparations for the competitive disposition of a pool of nonperforming assets by September 30, 2012.

		• Review options with board of directors and FHFA and make appropriate recommendations for future actions.

		• Implement plan agreed to by board and FHFA.

• Risk Sharing	10%	• Initiate risk sharing transactions by September 30, 2012.

		• Execute new risk sharing transactions beyond the traditional charter required mortgage insurance coverage.

		• Propose timeline for continued growth in risk sharing through 2013.

• Pricing	10%

– Single-family Guarantee Fee Pricing Increases		• Develop and begin implementing plan to increase guarantee fee pricing to more closely approximate the private sector.

		• Set uniform pricing across loan sellers to extent practicable.

– Set plan to price for state law effects on mortgage credit losses given default		• Work with FHFA to develop appropriate risk-based pricing by state. State-level pricing grid to be completed by August 31, 2012.

3. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.	20%

• Loss Mitigation through continued implementation and enhancement of Servicer Alignment Initiative	10%	• Enhance transparency of servicer requirements around foreclosure timelines and compensatory fees and publish applicable announcements by September 30, 2012.

• Short Sales		• Enhance short sales programs that include efforts to identify program obstacles that impact utilization by June 30, 2012. Applicable lender announcements to foreclosure alternatives by September 30, 2012.

• Deeds-in-Lieu and Deeds-for-Lease		• Design, develop or enhance deed-in-lieu and deed-for-lease programs that include efforts to identify and resolve program obstacles that impact utilization by September 30, 2012. Applicable lender announcements to foreclosure alternatives by December 31, 2012.

• Real Estate Owned Sales	10%	• Implement, as needed, loans to facilitate real estate owned (REO) sales program by June 30, 2012.

		• Expand financing for small investors in REO properties by June 30, 2012.

		• Initiate disposition pilot, either through financing or bulk sales, by September 30, 2012.

		• Expand pilot programs and establish ongoing sales program, as agreed to with FHFA, during 2012.

4. Manage Efficiently in Support of Conservatorship Goals	20%

• Conservatorship / Board Priorities	20%	• Work closely with FHFA toward concluding litigation associated with private label securities and whole loan repurchase claims, as appropriate.

		• Prioritize and manage Enterprise operations in support of conservatorship goals and board directions.

		• Adapt to evolving conservatorship requirements.

		• Collaborate fully with FHFA and, when requested, the other Enterprise.

		• Actively seek and consider public input on conservatorship-related projects, as requested.

		• Effectively identify, communicate, and remediate situations that create risk for the conservatorships or avoidable taxpayer losses.

		• Ensure corporate governance procedures are maintained, including timely reporting to the board and adhering to board mandates and expectations.

		• Take steps to mitigate key person dependencies and maintain appropriate internal controls and risk management governance.

		• Achieve milestones agreed to within the year with regard to accounting alignment.

321	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background

On September 6, 2008, the Director of FHFA appointed FHFA as our Conservator. Upon its appointment as Conservator, FHFA immediately succeeded to, among other things, the right of holders of our common stock to vote with respect to the election of directors. As a result, stockholders no longer have the ability to recommend director nominees or vote for the election of our directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2012. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting, as it has done in previous years.

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

On October 26, 2011, FHFA announced that Charles E. Haldeman, Jr. had informed the Board of his desire to step down from his position as CEO and Director of Freddie Mac in the coming year. The Board is conducting a search for a new CEO, in consultation with FHFA. An informal committee consisting of Nominating and Governance Committee members Eugene B. Shanks, Jr. (chair), Nicolas P. Retsinas and Carolyn H. Byrd, along with Non-Executive Chairman Christopher S. Lynch, is conducting the search on behalf of the Board. The executive search firm SpencerStuart has been retained to assist in the search.

FHFA also announced on October 26, 2011 that two members of the Freddie Mac Board of Directors, John A. Koskinen and Robert R. Glauber, have reached the company’s mandatory retirement age and will not be eligible for re-election to the Board at the end of their current term. In anticipation of those retirements and to promote a smooth transition, Mr. Lynch, who previously served as chairman of the Board’s Audit Committee, assumed the position of Non-Executive Chairman, effective December 2, 2011. A third Board member, Laurence E. Hirsch, notified the company on October 18, 2011 that he would not seek re-election to the Board when his term expired.

The Conservator executed a written consent, effective March 6, 2012, electing all of the then-current directors other than Messrs. Glauber, Hirsch and Koskinen to another term as our directors. The terms of those directors will end: (a) on the date of the next annual meeting of our stockholders; or (b) when the Conservator next elects directors by written consent, whichever occurs first. Currently, we have eight directors. The Board is conducting a search for individuals qualified to fill the remaining seats on the Board that are currently vacant.

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

322	Freddie Mac

The following is a brief discussion of: the age and length of Board service of each director; each director’s experience, qualifications, attributes, and/or skills that led to his or her selection as a director; and other biographical information about our directors, as of March 6, 2012:

•	Linda B. Bammann joined the Board in December 2008. She is 55 years old. She is an experienced finance executive with in-depth knowledge of risk management gained from her previous employment and board memberships. Ms. Bammann’s risk management experience enables her to contribute significantly to the Board’s oversight of our enterprise risk management.

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

•	Carolyn H. Byrd joined the Board in December 2008. She is 63 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.

Ms. Byrd has been Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of AFC Enterprises, Inc., where she is a member of the Audit Committee and the Corporate Governance Committee and of Regions Financial Corporation, where she is a member of the Audit Committee and the Risk Committee. Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•	Charles E. Haldeman, Jr. joined the Board in August 2009, upon the commencement of his employment as Chief Executive Officer of Freddie Mac. He is 63 years old. He is an experienced finance executive and leader of finance and investment organizations. Mr. Haldeman’s experience as a leader of financial organizations enables him to provide valuable business and operating perspectives to the Board.

Prior to joining Freddie Mac, Mr. Haldeman served as Chairman of Putnam Investment Management, LLC, the investment advisor for the Putnam Funds, from July 2008 through June 2009. He joined Putnam Investments in 2002 as Senior Managing Director and Co-Head of the investment division, was appointed President and Chief Executive Officer in November 2003, and served in that capacity until June 2008. He was a member of Putnam Funds’ Board of Trustees from 2004 until July 2009, and was named President of the Putnam Funds in 2007. He served as a member of Putnam Investments’ Board of Trustees from November 2003 until June 2009, where he served as a member of the audit committee. Prior to joining Putnam, Mr. Haldeman served as Chief Executive Officer of Delaware Investments from 2000 to 2002, and as chairman from 2001 to 2002. He was the President and Chief Operating Officer of United Asset Management Corporation from 1998 to 1999. Mr. Haldeman served as chairman of Dartmouth College’s Board of Trustees from 2007 until 2010.

•	Christopher S. Lynch joined the Board in December 2008. He is 54 years old. He is an experienced senior accounting executive who served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience. Mr. Lynch’s extensive experience in finance, accounting and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues, including in his roles as Non-Executive Chairman and member of our Audit Committee.

Mr. Lynch has served as Non-Executive Chairman of Freddie Mac since December 2011. Mr. Lynch is an independent consultant providing a variety of services to financial intermediaries, including risk management, strategy, governance, financial and regulatory reporting and troubled-asset management. Prior to retiring from

323	Freddie Mac

KPMG LLP in May 2007, Mr. Lynch held a variety of leadership positions at KPMG, including National Partner in Charge — Financial Services, the U.S. firm’s largest industry division. Mr. Lynch chaired KPMG’s Americas Financial Services Leadership team, was a member of the Global Financial Services Leadership and the U.S. Industries Leadership teams and led the Banking & Finance practice. Mr. Lynch also served as a partner in KPMG’s Department of Professional Practice and as a Practice Fellow at the Financial Accounting Standards Board. Mr. Lynch was the lead and audit signing partner for some of KPMG’s largest financial services clients. Mr. Lynch also is a director of American International Group, Inc., where he is the Chair of the Audit Committee and a member of the Finance and Risk Management Committee. In addition, Mr. Lynch serves on the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors.

•	Nicolas P. Retsinas joined the Board in 2007. He is 65 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending and real estate industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.

Mr. Retsinas is a senior lecturer in Real Estate at the Harvard Business School and is Director Emeritus of Harvard University’s Joint Center for Housing Studies, where he served as Director from 1998 to 2010. He is also a lecturer in Housing Studies at the Graduate School of Design. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas also formerly served on the Board of Trustees for the National Housing Endowment. Currently, Mr. Retsinas serves on the Board of Trustees for Enterprise Community Partners, on the Board of Directors of the Center for Responsible Lending, and as a member of the Bipartisan Policy Center’s Housing Commission.

•	Clayton S. Rose joined the Board in October 2010. He is 53 years old. He is a finance executive with leadership experience in finance and investment organizations, experience serving on and chairing public company audit committees, and academic experience focused on financial services and managerial ethics. Mr. Rose’s leadership, operating and academic experience enables him to provide the Board with valuable guidance regarding business execution, corporate finance and capital markets, as well as financial reporting and controls oversight.

Mr. Rose is Professor of Management Practice at the Harvard Business School, and has been a member of its faculty since July 2007. He was awarded a PhD in sociology (with distinction) from the University of Pennsylvania in the same year. He was an adjunct professor at the Stern School of Business at New York University from 2002 to 2004, and at the Graduate School of Business at Columbia University from 2002 to 2006. In 2001, Mr. Rose served as Vice Chairman and Chief Operating Officer of JP Morgan, the investment bank of J.P. Morgan Chase & Co. Previously, he worked at J.P. Morgan & Co. Incorporated from 1981 to 2000, where, among other positions, he was head of the Global Investment Banking and the Global Equities Divisions and served as a member of the firm’s executive committee. Mr. Rose is a member of the board of directors of XL Group plc, where he is a member of the Nominating, Governance and External Affairs Committee and the Risk and Finance Committee. He is a trustee of the Howard Hughes Medical Institute, where he has chaired the audit and compensation committee since March 2009, and is a director of Public/Private Ventures, where he has chaired the audit committee since October 2011. From November 2007 to March 2010, he served as Chairman of the board of managers of Highbridge Capital Management, an alternative investment management firm owned by JPMorgan Chase & Co. Mr. Rose previously served as a member of the boards of directors of Mercantile Bankshares Corporation from September 2003 to April 2007, where he served on the audit committee, and of Lexicon Pharmaceuticals, Inc. from July 2004 through September 2007, where he chaired the audit committee from March 2005 through September 2007. From October 2006 to October 2011, he was a trustee of the National Opinion Research Center at the University of Chicago, and chaired its audit committee.

•	Eugene B. Shanks, Jr. joined the Board in December 2008. He is 64 years old. He is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.

Mr. Shanks is a Trustee of Vanderbilt University, a member of the Advisory Board of the Stanford Institute for Economic Policy Research, a director of ACE Limited, where he serves as a member of the Risk and Finance

324	Freddie Mac

Committee, a Senior Advisor to Bain and Company, and a founding director at The Posse Foundation. From November 2007 until August 2008, Mr. Shanks was a senior consultant to Trinsum Group, Incorporated, a strategic consulting and asset management company. From 1997 until its sale in 2002, Mr. Shanks was President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company he founded. From 1973 to 1978 and from 1980 to 1995, Mr. Shanks held a variety of positions with Bankers Trust New York Corporation, including head of Global Markets from 1986 to 1992 and President and Director from 1992 to 1995. From 1978 to 1980, he was Treasurer of Commerce Union Bank in Nashville, Tennessee.

•	Anthony A. Williams joined the Board in December 2008. He is 60 years old. He is an experienced leader of state and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public management issues. Mr. Williams’ leadership and operating experience in the public sector allows him to provide a unique perspective on state and local housing issues.

Mr. Williams is a Lecturer in Public Management at Harvard’s Kennedy School of Government. Since January 2012 he has served as a Senior Fellow of the Government Practice at The Corporate Executive Board Company, and from January 2010 through December 2011, he served as the Executive Director of the Government Practice. Since September 2011, Mr. Williams has been affiliated with McKenna, Long & Aldridge, LLP, a law firm. From May 2009 until September 2011, Mr. Williams was affiliated with the law firm Arent Fox LLP. Prior to this, Mr. Williams served as the Chief Executive Officer of Primum Public Realty Trust, beginning in January 2007. Mr. Williams served as the Mayor of Washington, D.C. from 1999 to January 2007, and as its Chief Financial Officer from 1995 to 1998. In 2005, Mr. Williams served as Vice Chair of the Metropolitan Washington Council of Governments, and in 2004, Mr. Williams served as President of the National League of Cities. From 1993 to 1995, Mr. Williams was the first Chief Financial Officer for the U.S. Department of Agriculture. From 1991 to 1993, Mr. Williams was the Deputy State Comptroller of Connecticut. From 1989 to 1991, Mr. Williams was the Executive Director of the Community Development Agency of St. Louis, Missouri. From 1988 to 1989, Mr. Williams was an Assistant Director with the Boston Redevelopment Authority where he led the Department of Neighborhood Housing and Development, one of the Authority’s four primary divisions. Mr. Williams also previously served as a director of Meruelo Maddux Properties, Inc., where he was a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Williams also is a member of the Board of Trustees of the Calvert Sage Fund and of each fund comprising the Calvert Multiple Funds.

Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations and regulatory examination and policy guidance, and our Bylaws and Board committee charters, as such duties or authorities may be modified by the Conservator. The Conservator has instructed the Board that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the Purchase Agreement between us and Treasury, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	creation of any subsidiary or affiliate or any substantial transaction between us and any of our subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a trust, REMIC, REIT, or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation of, and material actions in connection with, significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation, and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer, and chief/general/internal auditor);

•	actions involving the retention and termination of external auditors and law firms serving as consultants to the Board;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings, or tax-related matters;

325	Freddie Mac

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that, in the reasonable business judgment of the Board at the time that the action is taken, is likely to cause significant reputation risk.

The Board has five standing committees: Audit; Business and Risk; Compensation; Coordinating; and Nominating and Governance. All standing committees other than the Coordinating Committee meet regularly. The membership of each committee as of March 6, 2012 is shown in the table below.

Table 76 — Board of Directors Committee Membership

		Business			Nominating and
Director	Audit	and Risk	Compensation	Coordinating	Governance

L. Bammann		C	√	√
C. Byrd	√				√
C. Haldeman
C. Lynch	√		√	C
N. Retsinas		√			√
C. Rose	C		√	√
E. Shanks		√		√	C
A. Williams	√		C	√

√	= Member of the Committee
C = Chairman of the Committee

Charters reflecting the duties of the committees have been adopted by the Board and approved by the Conservator. All of the charters of the standing committees are available on our website at www.freddiemac.com/governance/bd  committees.html.

Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board, regularly scheduled executive sessions of the non-employee directors, and executive sessions including only the independent directors that occur at least once annually if any of the non-employee directors are not independent. Mr. Koskinen was initially appointed to the position of Non-Executive Chairman by the Conservator in September 2008. Mr. Koskinen served in that role in 2011 until Mr. Lynch was appointed Non-Executive Chairman on December 2, 2011.

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

Executive Officers

As of March 6, 2012, our executive officers are as follows:

Name	Age	Year of Affiliation	Position

Charles E. Haldeman, Jr.	63	2009	Chief Executive Officer
Ross J. Kari	53	2009	Executive Vice President — Chief Financial Officer
Anthony N. Renzi	48	2010	Executive Vice President — Single-Family Business, Operations and Technology
Jerry Weiss	54	2003	Executive Vice President — Chief Administrative Officer
Paige H. Wisdom	50	2008	Executive Vice President — Chief Enterprise Risk Officer
David M. Brickman	46	1999	Senior Vice President — Multifamily
Devajyoti Ghose	60	1997	Senior Vice President — Investments and Capital Markets, and Treasurer
Timothy F. Kenny	50	2007	Senior Vice President — General Auditor
Robert D. Mailloux	44	2002	Senior Vice President — Corporate Controller & Principal Accounting Officer
Alicia S. Myara	47	2008	Vice President — Interim General Counsel & Corporate Secretary
Carol A. Wambeke	52	1997	Senior Vice President — Chief Compliance Officer

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

Anthony Renzi was appointed Executive Vice President — Single-Family Business, Operations and Technology in April 2011. In this position, Mr. Renzi has broad responsibilities over the single-family line of business, including the

326	Freddie Mac

administration, relationship and performance management of Freddie Mac Seller/Servicers; performance of Freddie Mac’s guarantee book of business; sourcing, servicing and REO operations; and pricing and securitization operations. In addition, he is responsible for the management of the firm’s enterprise technology. He joined us as Executive Vice President — Single-Family Portfolio Management in April 2010. Prior to joining us, Mr. Renzi served as chief operating officer of GMAC Residential Capital and president of GMAC Mortgage Corporation since 2008, and managed their operational and financial activities. From 2006 to 2008, he was chief operating officer of the Residential Finance Group, where he led servicing operations, risk management, and strategic sourcing. Prior to that, Mr. Renzi held a number of key executive positions at GMAC Mortgage.

Jerry Weiss was appointed Executive Vice President — Chief Administrative Officer in August 2010. In this role, Mr. Weiss manages the services and operations of Freddie Mac’s Strategy; External Relations, including Government and Industry Relations; Public Relations and Corporate Marketing; Internal Communications; Human Resources; Models, Mission and Research; and Making Home Affordable — Compliance organizations. For a period subsequent to his appointment as Executive Vice President — Chief Administrative Officer, he also served as our Chief Compliance Officer from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

Paige H. Wisdom was appointed Executive Vice President — Chief Enterprise Risk Officer in October 2010. In this role, Ms. Wisdom is responsible for providing overall leadership and direction for enterprise risk management and leads an integrated framework for managing credit risk, market risk, operational risk and all other aspects of risk across the organization. Prior to this, she served as our Senior Vice President — Chief Enterprise Risk Officer from April 2010 until October 2010. Prior to this appointment, she served as the Senior Vice President — Business Unit Chief Financial Officer from January 2008 until April 2010. From August 2004 until December 2007, Ms. Wisdom served as a Business Unit Chief Financial Officer at Bank of America for key businesses including Global Business and Financial Services; Business Lending; and Global Technology, Service and Fulfillment. Prior to joining Bank of America, Ms. Wisdom served at Bank One Corporation/JP Morgan from June 2000 until July 2004, as the Chief Financial Officer, Corporate Bank and Co-Head Credit Portfolio Management. Prior to that she served in capital markets positions at UBS/Warburg Dillon Read, Citibank Salomon Smith Barney, and Swiss Bank Corporation.

David M. Brickman was appointed Senior Vice President — Multifamily in July 2011. In this role, he is responsible for overall management of the Multifamily Division’s business operations. From December 2008 until July 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets operations. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily pricing, costing and research teams, was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs, and helped design several of Freddie Mac’s multifamily financing products, including the Capital Markets Execution. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at Pricewaterhouse Coopers LLP.

Devajyoti Ghose was appointed Senior Vice President — Investments and Capital Markets, and Treasurer in May 2011. Prior to this, he served as Vice President — Asset Liability Management and Deputy Treasurer from October 2010 until May 2011. From December 2008 until October 2010, he served as Vice President in charge of various units responsible for Debt and Liquidity Management, Debt Portfolio Management and Single-Family Pricing and Analytics. From February 2005 until December 2008, Mr. Ghose served as Vice President — Convexity Management. Before that, he held various senior positions at Freddie Mac in which he was responsible for evaluating the risks and returns of Freddie Mac’s guarantee fee business and developing valuation models for various fixed income securities including mortgage-related products, debentures and interest-rate derivatives. Prior to joining Freddie Mac in 1997, Mr. Ghose was an assistant professor in econometrics at the University of Arizona.

Timothy F. Kenny was appointed Senior Vice President — General Auditor in July 2008. Prior to this appointment, Mr. Kenny served as Vice President and Interim General Auditor starting in May 2008. Before that, he served as our Vice President — Assistant General Auditor from September 2007 to May 2008. From 2001 to 2007, Mr. Kenny was a Managing Director with BearingPoint, Inc. (formerly KPMG Consulting, Inc.) where he directed a large team of financial professionals on a variety of financial risk management consulting projects with Ginnie Mae, the Federal Housing Administration, private sector mortgage bankers and other federal credit agencies. He joined KPMG LLP, the predecessor organization to KPMG Consulting, in 1986, was promoted to a KPMG Audit Partner in 1997, and served in that position until the separation of KPMG Consulting from KPMG LLP in February 2001. From 2004 until 2008, Mr. Kenny was a

327	Freddie Mac

member of the board of directors of Farmer Mac, a government sponsored enterprise that has established a secondary market for agricultural loans.

Robert D. Mailloux was appointed Senior Vice President — Corporate Controller & Principal Accounting Officer in April 2010. Prior to holding his current position, Mr. Mailloux served as our Vice President — Acting Corporate Controller beginning in October 2008. Prior to that appointment, he served as Vice President — Multifamily & Corporate Segment Controller, from May 2008 until October 2008, and as Vice President — Corporate Financial Accounting from September 2004 until May 2008. Before that, Mr. Mailloux held the position of Director — Corporate Reporting and Analysis from March 2002 until September 2004. Before joining us, Mr. Mailloux served for 12 years at a leading accounting firm, where he managed a variety of large audit and consulting engagements in the financial services and real estate industries.

Alicia S. Myara was appointed Vice President — Interim General Counsel & Corporate Secretary in November 2011. In this role, Ms. Myara is responsible for managing the corporate governance, litigation, real estate, securities and other legal aspects of the company’s business operations. She joined Freddie Mac in January 2008 as Vice President/Deputy General Counsel — Corporate Governance. She also serves as General Counsel and Secretary of the Freddie Mac Foundation. Prior to joining Freddie Mac, she spent ten years with Amtrak, a government-owned corporation providing intercity passenger rail service in the United States, serving as its General Counsel and Corporate Secretary from 2002 until 2006.

Carol A. Wambeke was appointed Senior Vice President — Chief Compliance Officer in June 2011. In this position, she manages Freddie Mac’s compliance with legal and regulatory requirements and related controls that govern the company’s business activities. Prior to this, Ms. Wambeke served as Vice President of Compliance & Regulatory Affairs from June 2008 until June 2011. In this role, she was responsible for coordinating regulatory-related activities across the company and advising management on regulatory concerns and initiatives. Prior to transferring to the Compliance Division, she was Vice President — Regulatory Reporting & Analysis from February 2005 to June 2008 and Vice President — Regulatory Capital Operations from March 2004 to February 2005. She joined Freddie Mac in 1997 as a senior economist and served in various positions prior to 2004 with responsibility for financial and housing economics and regulatory capital management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2011 all of our directors and executive officers complied with such reporting obligations.

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

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act and the requirements of Rule 10A-3 under the Exchange Act. Although our stock was delisted from the NYSE in July 2010, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the FHFA corporate governance regulations. Our Audit Committee satisfies the “audit committee” requirements set forth in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Christopher S. Lynch, Clayton S. Rose and Anthony A. Williams, all of whom the Board determined in February 2012 are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.

328	Freddie Mac

Mr. Rose has been a member of the Audit Committee since November 2011 and is currently its chairman. The Board determined in November 2011 and again in February 2012 that Mr. Rose meets the definition of an “audit committee financial expert” under SEC regulations.

329	Freddie Mac

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

Our principal goal under conservatorship has been to keep the company functioning so we can continue to carry out our housing mission. We are particularly concerned about our ability to fulfill our mission if we are unable to attract and retain competent and experienced executives — a very real concern given the uncertainty surrounding our future business model, organizational structure, and compensation structure, which is adversely impacting our internal control environment. We believe these factors are also contributing to increased levels of voluntary employee turnover, including 17% voluntary turnover at our Senior and Executive Vice President levels in 2011. Additionally, the Conservator directed us to maintain individual salaries and wage rates for all employees at 2010 levels for 2011 and 2012 (except in the case of promotions or significant changes in responsibilities). In 2011, we made certain significant reorganizations which included targeted divisional staff reductions in an effort to manage general and administrative expenses. All of these activities impact our ability to retain our employees and compensate them for their work. Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in many of our operations that impact our ability to: (a) serve our mission and meet our objectives; (b) manage credit and other risks related to our $2.1 trillion total mortgage portfolio (including interest rate and other market risks related to our $653 billion mortgage-related investment portfolio); (c) reduce the need to draw funds from Treasury; and (d) issue timely financial statements.

We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. Because we maintain succession plans for our senior management positions, we were able to quickly fill some of these positions vacated in 2011, or eliminate them through reorganizations. However, such alternatives are limited and may not be available to address future senior management departures. While we update our succession plans regularly, in many areas we have already executed these plans and we may need to search outside the company for replacements to fill these senior positions. We face increased difficulty filling senior positions given the uncertainty around compensation. We operate in an environment in which business decisions are closely scrutinized and subject to public criticism and review by various government authorities. Many executives are unwilling to work in such an environment for potentially significantly less than what they could earn elsewhere. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively. A recovering economy is likely to put additional pressures on turnover in 2012, as other attractive opportunities may become available to people who we want to retain.

Also contributing to our concerns regarding executive retention risk is the aggregate level of compensation paid to our Section 16 executive officers, which for 2011 performance was significantly below the 25th percentile of market-based compensation. Any compensation changes that appear excessive, abrupt or arbitrary are likely to create heightened levels of operational risk. We anticipate that any significant adverse changes in executive compensation levels will result in numerous vacancies in senior positions that are important for our sound operation, since the incumbents in these positions possess significant business and leadership skills that are in demand elsewhere in the market at substantially higher levels of compensation. Filling vacancies at further reduced compensation levels with equally capable and experienced individuals is not likely — especially given the uncertainty and criticism surrounding the GSEs. In this environment, increased uncertainty and instability in the top ranks would likely cascade down to other officers and employees. The resulting loss of talent and institutional knowledge would cause an appreciable increase in the operational risk of the company.

In evaluating the potential impact of legislation to further reduce the pay of our executives and employees, the Acting Director of FHFA stated in his testimony to the U.S. Senate Committee on Banking, Housing and Urban Affairs on November 15, 2011 that:

“a sudden and sharp change in pay would certainly risk a substantial exodus of talent, the best leaving first in many instances. [The GSEs] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.”

As a result of the increasing risk of employee turnover, we are exploring options to enter into various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. Should we experience significant turnover in key areas, we may need to exercise these strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. However, these or other efforts to manage the risks to the enterprise may not be successful.

330	Freddie Mac

Compensation Discussion and Analysis

This section contains information regarding our compensation programs and policies, as modified by direction we received from FHFA as Conservator. These programs and policies were applicable to the following individuals, who were determined to be our Named Executive Officers for the year ended December 31, 2011 under SEC rules.

•	Charles E. Haldeman, Jr., Chief Executive Officer

•	Ross J. Kari, Executive Vice President — Chief Financial Officer

•	Anthony N. Renzi, Executive Vice President — Single-Family Business, Operations and Technology

•	Jerry Weiss, Executive Vice President — Chief Administrative Officer

•	Paige H. Wisdom, Executive Vice President — Chief Enterprise Risk Officer

Executive Management Compensation Program

Overview of Program Structure

The Executive Management Compensation Program, or the Executive Compensation Program, covers the compensation of Freddie Mac executives in the following positions, each a Covered Officer:

•	Chief Executive Officer (CEO), Chief Operating Officer (COO), and Chief Financial Officer (CFO);

•	All Executive Vice Presidents (EVPs); and

•	All Senior Vice Presidents (SVPs).

Each Named Executive Officer is a Covered Officer.

The Executive Compensation Program is a result of collaboration and compromise with FHFA that reflects the principles established by Treasury’s executive compensation guidelines for companies receiving federal assistance. Specifically, the Executive Compensation Program was designed to align executive pay with achievement of our mission of providing liquidity, stability, and affordability to a troubled mortgage market and with certain financial, infrastructure development and other corporate performance objectives established annually by our Board and approved by FHFA. These objectives reflect our responsibilities both under our charter and in conservatorship as determined by the Conservator. The Executive Compensation Program establishes strict recapture provisions that protect the interests of taxpayers. The Executive Compensation Program attempts to balance our need to retain critical executives and attract new executive talent while continuing to support the nation’s housing recovery amidst the uncertainties regarding our future.

One key element of the Executive Compensation Program that differs from Treasury’s executive compensation guidelines is that all compensation is delivered exclusively in cash. We cannot provide equity-based compensation to our employees under the terms of the Purchase Agreement with Treasury, unless such grants are approved by Treasury. In addition, uncertainty regarding our future status makes our common stock ineffective as a vehicle for delivering incentive compensation.

Participation in the Executive Compensation Program is contingent upon a Covered Officer agreeing to be bound by the terms of a recapture arrangement that has been approved by both the Compensation Committee and FHFA. A further discussion of the recapture arrangement is set forth below in “Other Executive Compensation Considerations — Recapture Policy.”

Finally, although the Compensation Committee takes the lead role in considering and recommending executive compensation, FHFA has become increasingly involved in the process and has limited the Compensation Committee’s flexibility in certain respects, as previously discussed. In addition, the following circumstances limit the Compensation Committee’s authority during conservatorship:

•	FHFA issued a directive on December 16, 2010 requiring the Compensation Committee to set 2011 Target TDC at a level that was either the same as or lower than each Named Executive Officer’s 2010 Target TDC, absent a promotion or a significant change in responsibilities. On December 13, 2011, FHFA extended this directive for setting 2012 Target TDC and subsequently instructed the Compensation Committee to further reduce the compensation levels of senior management.

•	When FHFA was appointed as our Conservator in September 2008, it assumed all of the rights, titles, powers, and privileges of the company and its stockholders, directors and management, including the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on any increases in compensation or new compensation arrangements for our executive officers.

331	Freddie Mac

•	Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “Directors, Executive Officers, and Corporate Governance — Authority of the Board and Board Committees.”

•	FHFA has directed that our Board consult with and obtain FHFA’s approval before taking any action involving compensation or termination benefits for any officer at the level of executive vice president and above and, regardless of title, executives who hold positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer, and chief/general internal auditor.

•	FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

Elements of Compensation and Total Direct Compensation

Under the Executive Compensation Program in effect for 2011, a Covered Officer’s Target TDC consists of three elements — Semi-Monthly Base Salary, Deferred Base Salary, and a Target Incentive Opportunity. The Target TDC is established for each annual performance cycle, as explained in the next section. Under the 2011 Executive Compensation Program, two-thirds of a Covered Officer’s Target TDC consists of the sum of the Semi-Monthly and Deferred Base Salaries, and one-third consists of the Target Incentive Opportunity. More information on the three elements of the Target TDC is provided below.

•	Semi-Monthly Base Salary is paid in cash on a semi-monthly basis and provides a fixed level of compensation designed to fairly compensate each Named Executive Officer for the responsibility level of his/her position. Semi-Monthly Base Salary cannot exceed $500,000 per year, except for the CEO and CFO, or other exceptions as approved from time to time by FHFA.

•	Deferred Base Salary is earned during one year but not paid until the corresponding quarter of the following year to provide an incentive for executive retention. Deferred Base Salary is provided in two portions:

1.	The fixed portion provides certainty as to amount and is not subject to increase or decrease on the basis of company performance; and

2.	The performance-based portion is subject to adjustment and provides incentives to the Covered Officers to achieve specific company performance measures.

Each Named Executive Officer’s Deferred Base Salary was initially divided equally between the fixed and performance-based portions. The fixed portion was earned during each quarter and paid in a fixed amount on the last business day of the corresponding quarter of the following calendar year. The performance-based portion is earned and paid on the same timetable as the fixed portion, but the Executive Compensation Program permits the amount actually paid to range from 0% to 125% based on the performance-based Deferred Base Salary funding level determined by the Compensation Committee with the approval of FHFA. Each Covered Officer’s payment is equal to his or her target multiplied by the funding level and there is no individual differentiation. While the Executive Compensation Program allowed for an approved funding level for performance-based Deferred Base Salary greater than 100%, it was the intention of the Compensation Committee not to approve a funding level in excess of 100% while the company was in conservatorship.

•	The Target Incentive Opportunity (Target Opportunity or TO) is a performance-based, long-term incentive award designed to provide incentives to the Covered Officers to achieve specific corporate performance measures. Each Covered Officer’s target award is equal to one-third of his or her annual Target TDC. The TO is granted annually and earned over a two-year period based on the considerations discussed below. Half of each award is earned in the year granted, with the other half earned in the following year. Payment will occur no later than March 15 of the year following the year to which the annual performance measures are applicable. While the Executive Compensation Program allows for an approved funding level that exceeds 100%, it is the current intention of the Compensation Committee not to approve a funding level in excess of 100% while the company is in conservatorship. Each Named Executive Officer’s TO payments, however, may range from 0% to 150% of target, based on an assessment of division and/or individual performance as determined by the Chief Executive Officer or, in the case of the Chief Executive Officer, the Board of Directors. The amount of each Named Executive Officer’s TO payment is subject to the approval of both the Compensation Committee and FHFA. The individual differentiation of TO payments is discussed further in, “— Determination of Actual Target Opportunity.”

332	Freddie Mac

Except in the limited circumstances described below (see “Potential Payments Upon Termination of Employment or Change-in-Control”), we will pay installments of TO and Deferred Base Salary awards only if the Named Executive Officer is employed by Freddie Mac on the scheduled payment date.

Effective January 1, 2012, FHFA approved a new compensation structure for our executives, the 2012 Executive Compensation Program. See “OTHER INFORMATION — 2012 Executive Management Compensation Program” above for additional information. It may be amended or replaced by FHFA or the Compensation Committee, subject to approval by FHFA after consulting with Treasury.

The following diagram depicts Target TDC, including each of the three elements of compensation, under the Executive Compensation Program in effect for 2011.

Performance Measures for the Performance-Based Elements of Compensation

The performance measures for the performance-based portion of Deferred Base Salary, the first installment of the 2011 TO grant, and the second installment of the 2010 TO grant, together with a description of the assessment of actual performance against such measures, are presented below in ‘‘— Determination of the Performance-Based Portion of 2011 Deferred Base Salary” and “— Determination of Actual Target Opportunity.” These performance measures, which were developed by management, the Compensation Committee, and FHFA, were chosen because we believe they reflect our priorities under conservatorship. They also generally require the participation and support of employees throughout the company.

Determination of 2011 Target TDC for Named Executive Officers

Role of Compensation Consultants

As part of the annual process to determine the Target TDC for each of the Named Executive Officers, the Compensation Committee receives guidance from an independent compensation consultant that is selected by the Compensation Committee. In addition to the annual process to determine the Target TDC, the compensation consultant provides guidance during the course of the year on executive compensation matters and can be engaged for special projects, as needed, by either the Compensation Committee or the full Board.

The Compensation Committee has engaged Meridian Compensation Partners, LLC (Meridian) as its consultant since September 2010. Meridian was selected by the Compensation Committee without any recommendation by management. Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management.

Gathering Comparative Market Compensation Data

As part of its process to establish each Named Executive Officer’s Target TDC under the Executive Compensation Program, the Compensation Committee reviewed the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining

333	Freddie Mac

individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group. In September 2011, the Compensation Committee reviewed and discussed the composition of the Comparator Group with Meridian and determined that the following companies should be included in the Comparator Group used to establish target compensation levels for 2012:

Allstate	The Hartford	Prudential
American Express	JPMorgan Chase*	State Street
Bank of America*	MasterCard	SunTrust
Bank of New York Mellon	MetLife	U.S. Bancorp
Capital One	Northern Trust	Visa
Citigroup*	PNC	Wells Fargo*
Fannie Mae

*	Compensation data to be used from these diversified banking firms is taken only from their mortgage or real estate divisions.

While the 2012 Comparator Group continues to include 19 companies, the Committee did make two changes to the composition of the Comparator Group in September 2011, adding Capital One and removing BlackRock. In both cases, these changes were made after considering several factors, including whether each company’s business is in the same or a similar industry, whether we compete for executive talent and whether the company participates in the compensation survey we use to benchmark competitive market data for our senior executives.

In the event there is insufficient data from the Comparator Group for any of the Named Executive Officer positions, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee can use alternative survey sources to make these assessments. For 2011 and 2012 compensation, the alternative survey sources used by the Compensation Committee were compensation surveys published by McLagan and Aon Hewitt. In order to preserve confidentiality and encourage continuing participation, these consulting firms do not attribute the data in their surveys to the companies that participate in their surveys.

Establishing Target TDC

In establishing Target TDC levels for our Named Executive Officers, the Compensation Committee used as a guideline the market median, or 50th percentile, of the total direct compensation, consisting of base salary, annual incentive, and long-term incentive awards, paid to comparable positions at Comparator Group companies or in the alternative survey sources. The Compensation Committee’s authority was limited to setting 2011 Target TDC at a level that was either the same as or lower than each Named Executive Officer’s 2010 Target TDC, based on FHFA’s directive that the company maintain individual salaries and wage rates at 2010 levels for 2011, absent a promotion or a significant change in responsibilities.

In establishing the Named Executive Officers’ 2011 Target TDC, the Compensation Committee reviewed 2010 data from the Comparator Group and the alternative survey source. Specifically, for the positions of CEO, CFO and EVP — Chief Enterprise Risk Officer, the Compensation Committee reviewed competitive market data from the Comparator Group. For the EVP — Single-Family Business, Operations and Technology, the Compensation Committee reviewed competitive market data from a survey published by McLagan. For the EVP — Chief Administrative Officer, no reasonable match was available in either the Comparator Group or the alternative survey source and therefore the competitiveness of this position’s Target TDC was evaluated by comparing the scope and breadth of the position’s responsibilities with those of other executive-level positions within the company.

In December 2010, the Compensation Committee applied the criteria described above to either develop 2011 TDC recommendations for each of the Named Executive Officers or review recommendations presented by senior management and management’s compensation consultant, Aon Hewitt. For Mr. Renzi, the December 2010 review related to his role as EVP — Single-Family Portfolio Management and the process was repeated at the time of his promotion into his current role in June 2011, at which time the Compensation Committee reviewed 2010 data from both the Comparator Group and a survey published by Aon Hewitt.

The 2011 Target TDC for each of the Named Executive Officers was reviewed and approved by FHFA.

The table below sets forth the approved 2011 Semi-Monthly Base Salary, Deferred Base Salary, TO, and Target TDC for our Named Executive Officers. These amounts represent compensation targets, not the actual amount of compensation paid for performance during 2011. As a result of FHFA’s directive to freeze Semi-Monthly Base Salary and Target TDC at 2010 levels, the aggregate Target TDC for our Named Executive Officers is in the lowest quartile of total direct compensation paid to comparable positions at Comparator Group companies or, where applicable, in the alternative survey

334	Freddie Mac

sources. Information about the amounts actually paid during or with respect to performance during 2011 to these executives is set forth in Table 85.

Table 77 — 2011 Semi-Monthly Base Salary, Deferred Base Salary, Target Opportunity, and Target TDC

		2011 Target TDC (Annualized)
		Semi-
		Monthly	Deferred	Target	Target
Named Executive Officer	Title	Base Salary	Base Salary	Opportunity	TDC

Charles E. Haldeman, Jr.	CEO	$900,000	$3,100,000	$2,000,000	$6,000,000
Ross J. Kari	EVP — CFO	675,000	1,658,333	1,166,667	3,500,000
Anthony N. Renzi	EVP — Single-Family Business, Operations and Technology	500,000	1,333,333	916,667	2,750,000
Jerry Weiss	EVP — Chief Administrative Officer	450,000	1,016,667	733,333	2,200,000
Paige H. Wisdom	EVP — Chief Enterprise Risk Officer	425,000	741,667	583,333	1,750,000

(1)	As discussed further in “Determination of Actual Target Opportunity,” Mr. Haldeman will not receive the Target Opportunity installments applicable to his performance during 2011.

Determination of the Performance-Based Portion of 2011 Deferred Base Salary

Over the course of 2011, the Compensation Committee received updates from management on our achievement against the performance objectives used to determine the funding level for the performance-based portion of Deferred Base Salary. In the fourth quarter of 2011, management presented the Compensation Committee with a final assessment against the performance objectives and concluded that we achieved most, but not all, of the performance objectives.

335	Freddie Mac

The table below presents the performance measures and management’s assessment of our achievement against those performance objectives.

Table 78 — Achievement of Performance Measures for the Performance-Based Portion of Deferred Base Salary

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Mission • Support loss mitigation and foreclosure prevention activities, including the Obama Administration’s Making Home Affordable Program, as measured by the number of completed modifications and workouts of 60-day delinquencies; • Provide a “satisfactory” Duty to Serve underserved markets and achieve an “in compliance” execution rating. Additionally, meet the 2011 affordable goals and subgoals (if feasible, as determined by FHFA); and • Provide market support through Single-Family cash and guarantee purchases	30%	• We completed over 109,000 HAMP and non-HAMP modifications, at the high end of the target range of 80,000 -120,000. Additionally, we achieved the borrower outreach measure, which measures the number of workouts each month for 60-day delinquencies as a percent of the total 60-day delinquent population. We entered into workouts for 3.2% of such mortgages, above the high end of the target range of 2.5%-3.0%.
•   With respect to the 2011 affordable goals, based on preliminary information, we believe we met the single-family refinance low-income goal and both multifamily goals. We did not meet the FHFA benchmark level for single-family purchase-money goals or subgoals for 2011.
•   Single-family purchases as a percentage of agency volume were 28%, which was above plan (the target range was 23%-27%) due in part to increased refinance volumes during the low interest rate environment that existed throughout 2011. Our share of purchase volume tends to increase during periods when refinancing activity is high.

Financial and Risk Meet targets for: • Segment Earnings or Total Comprehensive Income; • Internal return on economic capital on all new purchases; • Underwriting quality on new single-family and multifamily purchases; • Volume of short sales and deeds-in lieu of foreclosure; and • Efficiency/administrative expenses	30%	• For the segment earnings objective:
     –    Single-Family: The loss of just under $10.0 billion for 2011 was within the target range of losses of $4 billion to $10 billion due to higher than anticipated credit-related expenses
     –    Multifamily: Segment earnings of $1.3 billion were above the high end of the target range of $0.6 billion to $1.0 billion
     –    Investments: Segment total comprehensive income of $6.5 billion was below the target range of $8 billion to $10 billion due primarily to higher than forecast mark-to-market losses on derivatives and available-for-sale mortgage securities;
•   For the internal return on economic capital on new purchase objective:
     –    Single-Family: The 17% internal return on economic capital exceeded the target range of 10%-14%
     –    Multifamily: The 17% internal return on economic capital was within the target range of 16%-20%
     –    Investments: Internal return on economic capital of 6% was below the target range of 10%-14% due to purchases made to improve PC performance;
•   For the underwriting quality on new purchases:
     –    Single-Family: Performance against this objective is measured using the cumulative default rate for the worst quintile of new purchases, which was 1.45%, easily achieving the target of 5% or less.
     –    Multifamily: The weighted average amortizing debt coverage ratio on the worst 10% of new multifamily purchases of 1.25x slightly exceeded the target range of 1.20x-1.23x.
•   We completed over 46,000 short sales and deeds-in-lieu of foreclosure during 2011, within the target range of 35,000-50,000.
• We met the objective of limiting 2011 administrative expenses - excluding costs associated with special policy and housing initiatives such as the Making Home Affordable program — to no more than $1.4 billion. Administrative expenses measured on this basis totaled $1.34 billion.

Business Infrastructure • Maintain normal service and quality standards for existing technology and operations infrastructure; • Complete deployment of all planned business infrastructure enhancements; and • Complete all other planned information technology initiatives	30%	• Performance indicators used to monitor service and quality standards demonstrate that those standards were met throughout 2011.
•   All work was completed as planned for projects involving multifamily and finance transaction accounting. For single-family, many projects were completed as planned, but some were either canceled or were not completed during 2011. The high-cost, high-risk Single-Family Master Servicing projects were canceled to enable resources to address the Servicing Alignment Initiative.
• Achieved milestones and/or completed all other planned information technology initiatives.

Accounting and Controls • Complete all planned controls remediation activities; • Execute the 2011 internal audit plan; and • Maintain effective controls over financial reporting (excluding the material weakness related to our disclosure controls and procedures)	10%	• Many planned remediation activities were completed. Indicators of the progress made during 2011 include remediation of all Significant Deficiencies targeted at the beginning of the performance year, and reliance being placed on the work of our Internal Audit organization by our Conservator and our external auditors.
•   Successfully completed 11 of the 12 objectives - including the three highest weighted objectives - in the annual internal audit plan.
• See the discussion below for information about events that occurred subsequent to the initial assessments by management and the Compensation Committee.

336	Freddie Mac

During its presentation of our achievement against the performance measures, management presented additional considerations that the Compensation Committee might want to take into account when determining an appropriate funding level. These additional considerations were:

•	Implementation of a new governance process for technology projects that management believes will significantly improve the company’s ability to deliver critical projects and also resulted in the cancellation or deferral of a significant number of previously planned projects;

•	Execution of the Servicing Alignment Initiative, a significant new FHFA directive that aligns GSE loss mitigation requirements and is intended to bring more consistency to the servicing industry and help more distressed homeowners avoid foreclosure;

•	Implementation of the Servicing Success Program, which seeks to improve the company’s management of servicer performance through defined metrics, benchmarks, requirements, financial incentives, and compensatory fees;

•	Favorable results from a June 2011 survey of Multifamily Production and Asset Management customers (the results of a similar survey of Single-Family customers were not available in time to be considered by the Compensation Committee);

•	Unfavorable impact on the Investments Segment’s internal return on economic capital of purchases made during 2011 to support the performance of Freddie Mac PCs;

•	Delay in developing a corporate investigations policy and procedure;

•	Deficiencies in the company’s business continuity strategy in the event of a regional business disruption; and

•	The adverse effects of significant turnover among the company’s senior executives during 2011.

Management then proposed a funding range for the performance-based portion of the Deferred Base Salary that it believed reflected our performance against the goals, taking into account the additional considerations. After reviewing and discussing management’s final assessment against the performance goals, the Compensation Committee then discussed the additional considerations and determined that these should also be evaluated in determining the appropriate funding level for the performance-based portion of Deferred Base Salary. The Compensation Committee then developed a preliminary recommended funding level for the performance-based portion of Deferred Base Salary, which was then submitted to FHFA for review.

After the Compensation Committee’s submission of its initial recommendation to FHFA, FHFA advised the company that certain mortgages preliminarily included in the company’s calculation are not eligible to be counted toward affordable housing goals compliance. Consequently, we failed to meet the FHFA benchmark level for the single-family affordable purchase-money goals and subgoals for 2011.

In addition, subsequent to management’s assessment of our achievement against the performance measures and the Compensation Committee’s submission of its initial recommendation to FHFA, management determined that we did not maintain effective internal control over financial reporting and identified one new material weakness related to information technology. See “CONTROLS AND PROCEDURES” above. The Compensation Committee assessed 2011 performance against this and other performance measures based on the best information available at the time of the assessment.

Following FHFA’s review of our performance, it instructed the Compensation Committee to reduce its recommended funding level in light of the required revisions to the affordable housing goal counting process, and indicated the maximum funding level it would approve. In accordance with FHFA’s instruction, the Compensation Committee, without concurring with FHFA’s determination, directed management to proceed using a funding level for the performance-based portion of the Deferred Base Salary of 87%, the maximum funding level that FHFA indicated it would approve.

The following chart compares the target and actual amounts of 2011 Deferred Base Salary for each Named Executive Officer. The actual amount earned, which is based exclusively on corporate performance and for which there is no individual differentiation, is scheduled to be paid in equal quarterly installments on the last business day of each calendar quarter of 2012.

337	Freddie Mac

Table 79 — 2011 Deferred Base Salary

	Target 2011 Deferred Base Salary			Actual 2011 Deferred Base Salary
		Performance-	Total Target		Performance-	Total Actual
		Based	Deferred Base		Based	Deferred Base
Named Executive Officer	Fixed Portion	Portion	Salary	Fixed Portion	Portion	Salary

Mr. Haldeman	$1,550,000	$1,550,000	$3,100,000	$1,550,000	$1,348,500	$2,898,500
Mr. Kari	829,167	829,166	1,658,333	829,167	721,375	1,550,542
Mr. Renzi	592,614	592,613	1,185,227	592,614	515,574	1,108,188
Mr. Weiss	508,334	508,333	1,016,667	508,334	442,249	950,583
Ms. Wisdom	370,834	370,833	741,667	370,834	322,624	693,458

In order to receive the Deferred Base Salary that was earned during 2011, the Covered Officer must be employed by us on the payment date, subject to certain exceptions. If a Covered Officer is involuntarily terminated, any unpaid Deferred Base Salary will be forfeited unless the Compensation Committee recommends that the Covered Officer receive either all or a portion of the unpaid Deferred Base Salary and the Compensation Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. Further, if a Covered Officer voluntarily terminates employment, any unpaid Deferred Base Salary will be forfeited.

Determination of Actual Target Opportunity

Over the course of 2011, the Compensation Committee received updates from management on our achievement against the performance objectives used to determine the funding level for the two TO installments. In the fourth quarter of 2011, management presented the Compensation Committee with a final assessment against the performance objectives used in determining the funding level for the two installments for which payment is based on performance during 2011.

For the first installment of the 2011 TO, management concluded that we would achieve most, but not all of the performance objectives. The table below presents the performance measures and management’s assessment of our achievement against those performance measures for the first installment of the 2011 TO.

Table 80 — Achievement of Performance Measures for First Installment of 2011 Target Opportunity

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Business Infrastructure • Transition greater than 95% of customers from legacy mortgage delivery and servicing systems; and, • Achieve the 2011 goals associated with remediation of the identified deficiencies in the company’s information technology infrastructure.	40%
•   100% of customers were transitioned from the legacy servicing system two months prior to the year-end deadline. All customers also ended their use of the legacy mortgage delivery system during 2011; and,
•   All 2011 information technology infrastructure goals were achieved by year-end.

Financial Execution Conserve capital by limiting the 2011 draw from Treasury to no more than $8 billion.	40%	The 2011 draw request from Treasury was $7.6 billion, at the high end of the target range of $0 to $8 billion.

Mission Same as for the performance-based element of Deferred Base Salary.	20%	Same as for the performance-based element of Deferred Base Salary.

During its presentation of our achievement against the performance measures, management presented two additional considerations for the Compensation Committee to take into account when determining an appropriate funding level. These additional considerations were:

•	The cancellation of certain key business infrastructure projects resulting from the implementation of the new governance process for technology projects; and

•	Execution of the Servicing Alignment Initiative.

Management then proposed a funding range for the first installment of the 2011 TO that it believed reflected our performance, taking into account the additional considerations.

After reviewing and discussing management’s final performance assessment against the specific performance goals, the Compensation Committee concurred with management’s assessment. The Compensation Committee then discussed the

338	Freddie Mac

additional considerations and determined that these should also be included in determining the appropriate funding level for the first installment of the 2011 TO. The Compensation Committee then developed a preliminary recommended funding level for the 2011 TO first installment, which was then submitted to FHFA for review.

Following FHFA’s review of our achievement against the performance objectives, it instructed the Compensation Committee to substantially reduce its recommended funding level in light of the following:

•	The 2011 draw from Treasury was at the high end of the target range established at the beginning of the year; and

•	As discussed above, required revisions in the affordable housing goal counting process, of which the company received notice after management’s assessment and the Compensation Committee’s original recommendation, resulted in our failure to meet the FHFA benchmark level for the single-family affordable purchase-money goals or subgoals for 2011.

FHFA informed the Compensation Committee of the maximum funding level that it would approve. In accordance with FHFA’s instruction, the Compensation Committee, without concurring, directed management to implement a funding level for the 2011 TO first installment of 79%, the maximum funding level that FHFA indicated it would approve.

For the second installment of the 2010 TO, management concluded that we would achieve most, but not all, of the performance objectives. The table below presents the performance measures and management’s assessment of our achievement against those performance measures for the second installment of the 2010 TO.

Table 81 — Achievement of Performance Measures for Second Installment of 2010 Target Opportunity

Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Mission Same as for performance-based element of Deferred Base Salary.	35%	Same as for the performance-based element of Deferred Base Salary.

Controls Remediation Strengthen the control environment, taking into consideration progress in remediating Significant Deficiencies, Material Weaknesses, Internal Audit critical and major issues and FHFA Matters Requiring Attention scheduled to be remediated during 2011.	20%	Many planned remediation activities were completed. Indicators of the progress made during 2011 include remediation of all Significant Deficiencies targeted at the beginning of the performance year, and reliance being placed on the work of our internal audit organization by the Conservator and our external auditors. There also were fewer repeat controls findings.

Financial Execution Same as for the new purchase financial execution objective applicable to the performance-based element of Deferred Base Salary and the Conserve Capital objective applicable to the first installment of the 2011 TO.	20%	Same as for the new purchase financial execution objective applicable to the performance-based element of Deferred Base Salary and the Conserve Capital objective applicable to the first installment of the 2011 TO.

Business Infrastructure • Complete the 2011 elements of the business infrastructure plan developed in 2010; and, • Maintain normal service and quality standards for existing technology and operations infrastructure.	25%
•   All work was completed as planned for projects involving multifamily and finance transaction accounting. For single-family, many projects were completed as planned, but some were either cancelled or were not completed during 2011. The high-cost, high-risk Single-Family Master Servicing projects were canceled to enable resources to address the Servicing Alignment Initiative; and,
•   Performance indicators used to monitor service and quality standards demonstrate that those standards were met throughout 2011.

Management presented the same two additional considerations applicable to the first installment of the 2011 TO for the Compensation Committee’s consideration when determining an appropriate funding level.

Management then proposed a funding range for the second installment of the 2010 TO that it believed reflected our performance, taking into account the additional considerations.

After reviewing and discussing management’s final performance assessment against the specified performance measures, the Compensation Committee concurred with management’s assessment. The Compensation Committee then

339	Freddie Mac

discussed the additional considerations and determined that these should also be included in determining the appropriate funding level for the second installment of the 2010 TO. The Compensation Committee then developed a preliminary recommended funding level for the second installment of the 2010 TO, which was then submitted to FHFA for review.

Following FHFA’s review of our performance, it instructed the Compensation Committee to reduce its recommended funding level in light of revisions to the affordable housing goal counting process discussed above and informed the Compensation Committee of the maximum funding level that it would approve. In accordance with FHFA’s instruction, the Compensation Committee, without concurring with FHFA’s determination, directed management to proceed using a funding level for the 2010 TO second installment of 84%, the maximum level that FHFA indicated it would approve.

For both TO installments, a portion of the available funds has been allocated to provide a cash award to approximately 500 employees in either administrative or professional staff roles who do not participate in our annual short-term incentive program. This decision was made to recognize the contributions of these employees who provide valuable core services to the company. In addition, these employees are generally in lower-paid roles with limited advancement opportunities and are thus more adversely impacted by FHFA’s continuation of the directive to freeze salaries and wage rates at 2010 levels. This allocation reduced the funding level available for distribution for the first 2011 TO installment and the second 2010 TO installment to approximately 78% and 83%, respectively.

For both the second 2010 and first 2011 TO installments, the Compensation Committee concurred with the CEO’s recommendations regarding how the remaining available TO funds should be allocated among the Covered Officers under the Executive Compensation Program, including the Named Executive Officers other than himself. The recommended allocation was made after considering the factors listed below.

•	Each officer’s performance against his/her individual 2011 performance objectives in terms of both business results and leadership effectiveness;

•	The relative contributions of each officer in relation to the contributions of the other officers;

•	Each of the Named Executive Officers either achieved or exceeded his/her 2011 individual performance objectives. The relatively narrow spread of the individual differentiation between the largest and smallest TO awards (expressed as a percentage of each Named Executive Officer’s target) supports our continued emphasis of the need for highly coordinated, cross-functional collaboration; and

•	The entire senior officer team accomplished a great deal in an extraordinarily difficult operating environment during 2011 and these accomplishments are especially significant considering the number of senior management departures during the year.

Mr. Haldeman informed the Compensation Committee that the company’s best interests would be served if he was not a participant in the February 2012 TO allocation process, which would result in him not receiving payment of either TO installment. While the Committee felt that Mr. Haldeman’s performance during 2011 merited payment of the TO installments, it also accepted his request that it should exclude him from the TO allocation process. After considering these and other factors, the Compensation Committee determined that Mr. Haldeman should not receive either TO installment. Mr. Haldeman will forfeit the remaining 2011 TO installment and any 2011 earned but unpaid Deferred Base Salary upon his planned departure from the company later this year.

The following chart summarizes the TO applicable to performance during 2011 for each of the Named Executive Officers and the amount that was approved by the Compensation Committee and FHFA and paid on February 16, 2012.

Table 82 — 2011 Target Opportunity

	2011 First Installment		2010 Second Installment
Named Executive Officer	Target	Actual	Target	Actual

Mr. Haldeman	$1,000,000	$—	$1,000,000	$—
Mr. Kari	583,334	480,125	583,333	508,646
Mr. Renzi	414,773	308,416	176,136	138,807
Mr. Weiss	366,667	316,367	329,166	302,365
Ms. Wisdom	291,667	251,656	253,181	232,567

The 2010 second installment amount for Mr. Renzi reflects a pro-ration of his annual TO based on his date of hire in 2010.

2011 Target TDC Compared to 2011 Actual TDC

The following table shows 2011 Target TDC compared to the approved 2011 actual TDC for each of the Named Executive Officers. The amounts displayed in both the “Total Target” and “Total Actual” columns include the sum of

340	Freddie Mac

Semi- Monthly Base Salary, Deferred Base Salary and those amounts associated with the first installment of the 2011 TO and the second installment of the 2010 TO.

Table 83 — 2011 Target TDC Compared to the Approved 2011 Actual TDC

					Target Opportunity
	2011				(2011 1st Installment and
	Semi-Monthly	2011 Deferred Base Salary			2010 2nd Installment)		Total(1)
Named Executive Officer	Base Salary	Target	Actual		Target	Actual	Target	Actual

Mr. Haldeman	$900,000	$3,100,000	$2,898,500	(2)	$2,000,000	$—	$6,000,000	$3,798,500
Mr. Kari	675,000	1,658,333	1,550,542		1,166,667	988,771	3,500,000	3,214,313
Mr. Renzi	473,864	1,185,227	1,108,188		590,909	447,223	2,250,000	2,029,275
Mr. Weiss	450,000	1,016,667	950,583		695,833	618,732	2,162,500	2,019,315
Ms. Wisdom	425,000	741,667	693,458		544,848	484,223	1,711,515	1,602,681

(1)	The table does not include the second installment of each Named Executive Officer’s 2011 TO that is scheduled to be paid in March 2013.
(2)	Mr. Haldeman will forfeit any earned but unpaid Deferred Base Salary when he leaves the company.

Named Executive Officer Individual Performance Objectives

Each Named Executive Officer is a member of the Management Committee, a group of our senior-most officers. In addition to shared corporate objectives, each Named Executive Officer also had individual performance objectives which are generally established at the beginning of the year by Mr. Haldeman or, in the case of Mr. Haldeman, the Board. The chart below describes those individual performance objectives, as well as the level of achievement against those objectives. Certain of the individual performance objectives were either corporate performance objectives or supported achievement of one or more of the corporate performance objectives. Achievement against the corporate performance objectives is discussed above in “Determination of the Performance-Based Portion of Deferred Base Salary” and “Determination of Actual Target Opportunity.” The level of achievement against each Named Executive Officer’s individual performance objectives is evaluated using two considerations — business results and leadership effectiveness — which are given equal weight.

341	Freddie Mac

Table 84 — Named Executive Officer Individual Performance Summaries

Individual Performance Measures	Assessment of Performance

Mr. Haldeman:

•   Lead the execution of objectives included in the corporate scorecard;
•   Assist the Conservator’s consideration of alternatives for the future of the U.S. housing and mortgage markets;
•   Strengthen critical talent management processes, including development of the senior leadership team and completion of initiatives designed to increase employee engagement; and,
•   Foster a risk management culture throughout the company, including providing visible support for risk management
During 2011, Mr. Haldeman continued to build strong and collaborative relationships, both within the company and with our Conservator. His leadership style has supported achievement of our business objectives as well as our Conservator’s efforts to assess alternative future structures for the housing finance system. Under Mr. Haldeman’s leadership during 2011, the company achieved most, but not all, of the corporate scorecard objectives. The company strengthened the talent management process by initiating a best-in-class leadership development program for all mid- and senior-level leaders, focusing the company on developing stronger leaders at multiple levels. Mr. Haldeman has continued to strengthen the risk management function by supporting a strategy to elevate the risk management processes and by fostering a risk-aware culture where every employee is a risk manager.

Mr. Kari:

•   Maintain effective internal controls over financial reporting and complete the remediation of five separate significant deficiencies;
•   Improve the readability and quality of public disclosures and earnings releases;
•   Complete all finance-related business infrastructure deliverables included in the 2011 corporate scorecard;
•   Identify and implement process improvements to make company processes more efficient and manage administrative expenses to achieve G&A expense targets; and,
•   Improve engagement of finance division employees, with a specific focus on the division’s leadership team.
Mr. Kari was a stabilizing leadership presence for employees in his division as well as his fellow Management Committee members during what was an especially challenging year at the company. He displays an openness for tackling difficult issues and consistently strives to improve support and partnership with the business units. Under his leadership during 2011, business results for the finance organization were above plan and included enhancements to the readability and quality of the company’s financial disclosures, and completing all of the finance-related business infrastructure deliverables not dependent on projects cancelled or delayed as part of implementing the new technology governance model. He also implemented improvements to internal processes, and eliminated redundancies that reduced expenses. Accounting efficiency continues to improve and the close and reporting processes have been streamlined. He demonstrated leadership capabilities by fostering an environment that values teamwork and collaboration over individual accomplishment and by implementing initiatives designed to improve employee engagement. While certain controls over financial reporting were strengthened during the year as a result of the remediation of several significant deficiencies, the company identified one new material weakness as of December 31, 2011.

Mr. Renzi:

Mr. Renzi was promoted to lead the single-family business, operations and technology functions in April 2011. Accordingly, individual performance objectives for his new role were not established for him prior to the beginning of the year. In addition to his ongoing responsibilities associated with the sourcing and servicing of our single-family loan portfolio and management of our information technology operations and infrastructure, his areas of focus during 2011 included:
•   Making organizational changes to enable us to become an industry-leading operation;
•   Transforming our information technology organization, including implementing a process to more effectively manage maintenance of and enhancements to our technology infrastructure;
•   Improving servicer performance management and loss mitigation activities;
•   Effectively utilizing foreclosure alternatives to minimize losses on delinquent mortgages;
•   Reducing REO vendor concentration risk; and
• Establishing a clear operating business plan that guides the business over the course of the next one to three years.	Mr. Renzi assumed a broadened role beginning in April 2011, which included being responsible for the single-family business, operations and technology organization. He assumed this role just as the FHFA-directed Servicing Alignment Initiative began. His leadership skill, mortgage finance industry expertise and focus on execution enabled him to drive the implementation of the policy and process changes related to that FHFA initiative. He has established a positive and motivating leadership presence within his new organization that has facilitated significant progress in the company’s production sourcing and loss mitigation efforts. Upon assuming his current role, Mr. Renzi also identified critical changes needed to better support our mission. This led to, among other things, a reorganization of our largest division that has resulted in the realignment of groups previously spread across multiple organizations to improve business execution, better meet the needs of our customers and establish a clear operating business plan to help guide our business through the next 12 to 36 months. Under Mr. Renzi’s leadership, a new servicing scorecard was developed to monitor servicer performance and a new framework for managing servicer performance was developed and implemented, both of which were instrumental in developing the Servicing Alignment Initiative. He also led the development of a new technology governance model, under which information technology was centralized and a new structure was established to identify, prioritize and develop critical information technology solutions to meet evolving business needs. He worked to reduce vendor concentration risk by adding two new REO sales vendors to improve marketing efforts, enhance pricing precision, reduce inventory cycle times and, in turn, loss severity levels.

Mr. Weiss:

•   Develop a cohesive and efficient Chief Administrative Officer team that serves as a resource to both internal and external stakeholders on a variety of operational and policy issues;
•   Integrate the Models division and enhance model governance;
•   Oversee servicer compliance with the provisions of the Administration’s Home Affordable Modification Program (HAMP);
•   Make human resources processes more efficient and reduce costs where appropriate;
•   Enhance talent development by launching a leadership development program for mid- and senior-level leaders; and
•   Serve as a key liaison to FHFA.
Mr. Weiss’s knowledge of the company, leadership skills and ability to manage multiple business initiatives led to a further increase in the scope of his responsibilities in 2011. He added the financial modeling organization to the other functions he leads, which now include MHA-C; human resources; external relations; government and industry relations; and corporate strategy and mission. Under his leadership during 2011, the strategy, public policy, government relations and communications teams worked together effectively to provide expertise, information and data to management, the Board and other parties on a variety of policy and procedural issues. Under Mr. Weiss’ leadership, model governance, development, documentation, performance monitoring and prioritization have become more robust. He also successfully led the team responsible for overseeing servicers’ compliance with the requirements of HAMP, as a financial agent of the U.S. Treasury. With respect to human resources matters, the company achieved significant business results, including implementing major changes to our employee benefits programs that will significantly reduce the future cost of those programs while still providing market-competitive benefits to employees, accelerating the compensation planning process to create efficiencies, and establishing a leadership development program for all mid- and senior-level leaders. Throughout the year, Mr. Weiss successfully guided the company’s relationship with FHFA during a very challenging period. He served as both a liaison on a variety of sensitive matters that pertain to our unique current operating environment and a reliable resource on GSE policy and future state issues.

Ms. Wisdom:

•   Strengthen the company’s risk management capabilities;
•   Lead the rebuilding of the corporate model oversight process and related model governance capabilities;
•   Implement an enhanced new business initiative process; and,
•   Improve engagement of enterprise risk management division employees, with a specific focus on the division’s leadership team.
During 2011, Ms. Wisdom successfully led the enterprise risk function during a period of great change and has taken steps to significantly strengthen the function. She provides strong leadership and has proven capable at driving change across the organization while establishing collaborative relationships with key stakeholders. During 2011, she strengthened our risk management governance by simplifying and streamlining oversight and decision-making. As part of this effort, she integrated the credit risk management function into the enterprise risk management organization, establishing a unified risk management function. As a result, alignment with business units across the company was substantially improved, and the company’s credit risk oversight was strengthened. Ms. Wisdom also successfully led an effort to rebuild the corporate model process and related governance, a cross-divisional effort involving stakeholders throughout the company. She redesigned and implemented a new governance structure associated with the execution of corporate new business initiatives that engages executive management earlier in the process, provides consistent communication, delivers comprehensive enterprise-wide risk assessments, and provides increased transparency. From an employee engagement perspective, she has provided numerous leadership and skills development opportunities for all levels of staff in her division and has increased her visibility — and thus the visibility of the risk management function — both internally and externally.

Written Agreements Relating to Employment of CEO and CFO

We have entered into: (a) a Memorandum Agreement; and (b) a recapture agreement with each of Messrs. Haldeman and Kari in connection with their employment as our executive officers. Copies of the Memorandum Agreement and the recapture agreement regarding Messrs. Haldeman and Kari were filed as Exhibits 10.1 and 10.2, respectively, to our Current Reports on Form 8-K filed on July 21 and September 24, 2009 with respect to each executive’s employment with us.

342	Freddie Mac

The compensation provisions of each executive’s Memorandum Agreement, in combination with provisions of the Executive Compensation Program, are summarized separately below. Additional information about the components of executive compensation is discussed above in “— Elements of Compensation and Total Direct Compensation.”

Mr. Haldeman’s compensation, as provided in his Memorandum Agreement, is as follows:

•	A Semi-Monthly Base Salary of $900,000 per year;

•	Deferred Base Salary in the amount of $3.1 million for each of 2009 and 2010, payable as described above; and

•	A Target Opportunity in the amount of $2.0 million for each of 2009 and 2010, payable as described above.

Mr. Kari’s compensation, as provided in his Memorandum Agreement, is as follows:

•	A Semi-Monthly Base Salary of no less than $675,000 per year;

•	Deferred Base Salary of $1,658,333 for each of 2009 and 2010, payable as described above;

•	A Target Opportunity of $1,166,667 for each of 2009 and 2010, payable as described above; and

•	A cash sign-on award of $1,950,000 in recognition of the annual incentive opportunity and unvested equity that Mr. Kari forfeited by leaving his previous employer. This award was paid in installments during Mr. Kari’s first year of employment with us.

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

We have also entered into recapture and restrictive covenant agreements with each of the executives. The recapture requirements included in these agreements, and the similar recapture requirements applicable to all other Covered Officers under the Recapture Policy, are described below under “Recapture Policy.” The non-competition and non-solicitation provisions included in the restrictive covenant agreement are described in “Potential Payments Upon Termination of Employment or Change-in-Control.”

We have also entered into indemnification agreements with certain of our current directors and executive officers, each, an indemnitee, including Messrs. Haldeman and Kari. With respect to indemnification agreements entered into with executive officers in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer was no longer a direct CEO report. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward.

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

343	Freddie Mac

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

Other Executive Compensation Considerations

Perquisites

We believe that perquisites should be a minimal part of the compensation package for our Named Executive Officers. We provide certain perquisites because we believe there is a business-related benefit, including that the perquisites assist in attracting and retaining executive talent. None of the perquisites offered provide for a gross-up to cover the taxes due on the perquisite itself. Accordingly, the only perquisite provided to the Named Executive Officers during 2011 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit that varies by position.

Although available, none of the Named Executive Officers received the following perquisites during 2011:

•	Physical Examination. Reimbursement of up to $700 of expenses associated with a comprehensive annual physical exam that are not otherwise covered by the Named Executive Officer’s medical insurance;

•	Relocation Benefits. Under our relocation program, we provide assistance in finding and moving into a new home and selling an existing home, temporary lodging, reimbursement of certain travel expenses, and a one-time payment to cover miscellaneous expenses; and,

•	Spousal Travel Expenses. Reimbursement of business-related spousal travel expenses.

Additionally, total annual perquisites for any Named Executive Officer cannot exceed $25,000 without FHFA approval.

Supplemental Executive Retirement Plan

Our Named Executive Officers are eligible to participate in our Supplemental Executive Retirement Plan, or SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Pension Plan and Thrift/401(k) Savings Plan if those plans: (a) were not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code; and (b) did not exclude from “compensation” amounts deferred under our Executive Deferred Compensation Plan and the Mandatory Executive Deferred Base Salary Plan.

On June 27, 2011, the SERP was amended, with the approval of FHFA. Under this amendment, which became effective January 1, 2012, eligibility for the “Pension SERP Benefit” (as defined in the SERP) will be limited, and Executives (as defined in the SERP) whose employment with the company commences after December 31, 2011 (or who are rehired after that date) will not be eligible for the Pension SERP Benefit. However, non-Executives employed as of December 31, 2011 who are subsequently promoted to Executive positions will be eligible for the Pension SERP Benefit. The 2011 amendment also revises the “Thrift/401(k) SERP Benefit” (as defined in the SERP). A copy of this amendment, which provides additional information about the changes made to the Thrift/401(k) SERP Benefit, was filed as Exhibit 10.1 to our current report on Form 8-K filed on June 28, 2011.

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

•	Payment Based on Materially Inaccurate Information — If the Named Executive Officer obtains a bonus or incentive payment based on materially inaccurate financial statements or performance metrics.

344	Freddie Mac

•	Termination for Cause — If the Named Executive Officer’s employment is terminated for cause, as defined in the Recapture Policy.

•	Subsequent Determination of Cause — If, within two years of the termination of the Named Executive Officer’s employment, the Board makes a determination in good faith that circumstances existed at the time of the Named Executive Officer’s termination that would have justified a termination for cause and that actions taken by the Named Executive Officer resulted in material business or reputational harm to us.

The additional event listed below is applicable only to Messrs. Haldeman and Kari.

•	Accounting Restatement Resulting from the Executive’s Misconduct — If misconduct by the CEO and/or the CFO necessitates the preparation of an accounting restatement due to material non-compliance with financial reporting requirements.

If any of these triggering events occur, the Board will determine whether more compensation was paid to the Named Executive Officer than would otherwise have been paid had we been aware of the triggering event or events at the time the compensation was paid or awarded. If a determination is made that we paid or awarded a Named Executive Officer more compensation than he or she otherwise would have received, the following elements of compensation will be subject to recapture: (a) Deferred Base Salary; (b) Target Opportunity; (c) any equity awards that vest after the adoption of the Executive Compensation Program; and (d) any termination benefits paid. Only compensation paid up to two years prior to the triggering event or the date of termination or compensation paid at the time of termination, as applicable, will be subject to recapture. Additionally, the occurrence of a triggering event may result in cancellation of any future payment obligations and/or any outstanding equity awards.

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

Section 162(m) Limits on the Tax Deductibility of Our Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other Named Executive Officers, unless, among other things, the compensation is “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, the performance-based element of Deferred Base Salary and the Target Opportunity applicable to performance during 2011 are not structured to qualify as performance-based compensation under section 162(m).

Compensation Committee Interlocks and Insider Participation

None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2011 were our officers or employees or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

345	Freddie Mac

This report is respectfully submitted by the members of the Compensation Committee of the Board.

Anthony A. Williams, Chairman
Linda B. Bammann
Christopher S. Lynch
Clayton S. Rose

Compensation and Risk

With respect to 2011, our management conducted an assessment of our compensation plans and programs that were in place during the year and that were applicable to employees at all levels, including the Executive Compensation Program in which our executives participate. The purpose of the assessment was to determine whether the design and operation of our compensation plans create incentives for employees to take inappropriate risks that are reasonably likely to have a material adverse effect on us. The assessment was conducted by members of our enterprise risk management and human resources teams, as well as by Aon Hewitt, management’s compensation consultant.

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

The assessment was discussed with the Compensation Committee in February 2012. Management’s conclusion, with which the Compensation Committee concurred, is that our compensation policies and practices applicable during 2011 do not create risks that are reasonably likely to have a material adverse effect on us.

In March 2012, FHFA adopted a new Executive Compensation Program effective January 1, 2012. Management does not believe that this program will create inappropriate risk-taking incentives for employees. However, the Compensation Committee and management are concerned that this program may have an adverse effect on the company in future periods. Significant adverse changes in compensation levels could result in increased vacancies in positions that are important for our sound operation, since the incumbents in these positions possess significant business and leadership skills that are in demand elsewhere in the market at substantially higher levels of compensation. Resulting loss of talent and institutional knowledge would cause an appreciable increase in the operational risk of the company. See “EXECUTIVE COMPENSATION — Executive Summary” and “RISK FACTORS— The conservatorship and uncertainty concerning our future has had, and will likely continue to have, an adverse effect on the retention, recruitment, and engagement of management and other employees, which could have a material adverse effect on our ability to operate our business.” We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. Voluntary attrition rates for high performing employees, those with specialized skill sets, and those responsible for controls over financial reporting have risen markedly since we were placed into conservatorship. This has led to concerns about staffing inadequacies, management depth, and employee engagement. Attracting qualified senior executives is particularly difficult.

346	Freddie Mac

Compensation Tables

The following tables set forth compensation information for our Named Executive Officers: our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2011.

Table 85 — Summary Compensation Table — 2011

					Non-Equity
					Incentive Plan		Change in
					Compensation(4)		Pension Value
					Performance-		and Nonqualified
		Salary			Based		Deferred
		Paid During			Deferred Base	Target	Compensation	All Other
	Year	Year(1)	Deferred(2)	Bonus(3)	Salary	Opportunity	Earnings(5)	Compensation(6)	Total

Charles E. Haldeman, Jr.	2011	$900,000	$1,550,000	$—	$1,348,500	$—	$239,255	$72,915	$4,110,670
Chief Executive Officer	2010	900,000	1,550,000	—	1,362,450	1,322,250	214,460	104,374	5,453,534
	2009	356,250	1,227,083	—	—	395,833	—	56,489	2,035,655
Ross J. Kari	2011	675,000	829,167	—	721,375	988,771	118,428	55,292	3,388,033
EVP — Chief Financial Officer	2010	675,000	829,167	1,462,500	728,838	676,133	69,742	391,276	4,832,656
	2009	151,010	370,999	487,500	—	130,502	—	69,290	1,209,301
Anthony N. Renzi	2011	473,864	592,614	—	515,574	447,223	86,379	32,993	2,148,647
EVP — Single-Family Business, Operations and Technology
Jerry Weiss	2011	450,000	508,334	—	442,249	618,732	164,482	73,735	2,257,532
EVP — Chief Administrative Officer
Paige H. Wisdom	2011	425,000	370,834	—	322,624	484,223	102,074	48,129	1,752,884
EVP — Chief Enterprise Risk Officer

(1)	The amounts shown represent Semi-Monthly Base Salary under the Executive Compensation Program as described in “Compensation Discussion and Analysis — Executive Management Compensation Program.”

(2)	The amounts shown represent the fixed portion of Deferred Base Salary earned under the terms of the Executive Compensation Program. The fixed portion of the 2011 Deferred Base Salary earned during each calendar quarter in 2011 will be paid in cash on the last business day of the corresponding quarter in 2012, provided the Named Executive Officer is employed by us on such payment date or in the event such officer dies, retires or has a long-term disability in 2012. The remaining portion of the 2011 Deferred Base Salary is reported in “Non-Equity Incentive Plan Compensation” because it is performance-based and the amount that is paid is variable.

Amounts shown as 2010 and 2009 Deferred Base Salary were earned during each calendar quarter in 2010 and 2009, respectively, and paid in cash on the last business day of the corresponding quarter in 2011 and 2010, respectively. The 2009 amount reported in this column for Mr. Haldeman has been revised to correct an error in the amount previously reported ($1,277,083).

(3)	The amounts shown for Mr. Kari represent the portion of the cash sign-on bonus paid in 2010 and 2009, which he received in recognition of the forfeited annual incentive opportunity and unvested equity at his previous employer. See “Compensation Discussion and Analysis — Written Agreements Relating to Employment of CEO and CFO.”

(4)	The 2011 amounts reported reflect the portion of the 2011 and 2010 Target Opportunities that were earned for 2011 and paid on February 16, 2012 and the performance-based portion of the 2011 Deferred Base Salary earned during each calendar quarter in 2011, which is scheduled to be paid on the last business day of the corresponding quarter in 2012. See “Compensation Discussion and Analysis — Executive Management Compensation Program — Performance Measures for the Performance-Based Elements of Compensation.”

As discussed further in “Compensation Discussion and Analysis — Determination of Actual Target Opportunity,” Mr. Haldeman will not receive the TO installments applicable to his performance during 2011.

The 2010 amounts reported reflect the portion of the 2010 and 2009 Target Opportunities that were earned for 2010 and paid on February 18, 2011 and the performance-based portion of the 2010 Deferred Base Salary earned during each calendar quarter in 2010 and paid on the last business day of the corresponding quarter in 2011.

The 2009 amounts reported reflect the portion of the 2009 Target Opportunity that was earned for 2009 and paid on March 12, 2010.

(5)	The amounts reported in this column reflect the actuarial increase in the present value of each Named Executive Officer’s accrued benefits under our Pension Plan and the Pension SERP Benefit determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2009, 2010, and 2011, respectively.

With the exception of Mr. Weiss, the values reported include amounts that the Named Executive Officers are not currently entitled to receive because such amounts are not yet vested. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees. Deferred Base Salary under the Executive Compensation Program is not considered compensation eligible for deferral in accordance with the Executive Deferred Compensation Plan, or EDCP. The Executive Compensation Program does not provide for interest on Deferred Base Salary.

(6)	Amounts reflect (i) matching contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; (iii) FlexDollars (described below); and (iv) perquisites and other personal benefits received. These amounts for 2011 are as follows:

	Thrift/401(k)	Thrift/401(k)
	Savings Plan	SERP Benefit	Total Flex
	Contributions	Accruals	Dollars	Perquisites

Mr. Haldeman	$6,750	$47,250	$18,915	$—
Mr. Kari	6,750	33,750	14,792	—
Mr. Renzi	4,350	18,082	10,561	—
Mr. Weiss	13,500	40,500	19,735	—
Ms. Wisdom	9,562	28,688	9,879	—

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

347	Freddie Mac

vested. In addition, on a discretionary basis, we may make an additional contribution to our Thrift/401(k) Savings Plan, referred to as the “Basic Contribution,” that is allocated on behalf of each eligible employee, based on a stated percentage of each employee’s eligible compensation. When we make a Basic Contribution, it occurs after the end of the calendar year to which it relates. The formula for the contribution is 2% of pay up to the Social Security wage base, which was $106,800 for 2011, and 4% of pay above the Social Security wage base. Basic Contributions were approved and posted to employees’ accounts in 2009 and 2010, but not in 2011. Basic Contributions received on or after January 1, 2008 are subject to a graded vesting schedule such that employees with less than five years of service are not fully vested in the Basic Contribution on the contribution date, but become vested at the rate of 20% per year over their first five years of service.

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

FlexDollars are provided under our Flexible Benefits Plan and are generally available on the same basis to all employees to offset costs related to medical, dental and vision coverage, group term life insurance, accidental death and personal loss insurance, and vacation purchase. FlexDollars can be used to offset the cost of other benefits and any unused FlexDollars are payable as taxable income.

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

The amount shown in the “All Other Compensation” column for 2010 for Mr. Haldeman consists entirely of relocation expenses paid as part of the relocation benefit we agreed to provide when we hired him. The amount shown in the “All Other Compensation” column for 2010 for Mr. Kari consists of (a) relocation expenses of $369,484 paid as part of the relocation benefit we agreed to provide when we hired him; and (b) financial planning services. As part of our standard executive relocation program, we purchased Mr. Kari’s former home at a price equal to the average of two independent appraisals, while the price at which the home ultimately sold was significantly lower because of a decline in the home’s value between our purchase and the sale. SEC rules require that we include this difference as fiscal year 2010 compensation.

We calculated the incremental cost to us of providing each of Mr. Haldeman’s and Mr. Kari’s relocation expenses based on actual cost; that is, the total amount of expenses incurred by us in providing the benefit.

Grants of Plan-Based Awards — 2011

The following table contains information concerning grants of plan-based awards to each of the Named Executive Officers during 2011. We are prohibited from issuing equity securities without Treasury’s consent under the terms of the Purchase Agreement. Accordingly, no stock awards were granted during 2011. For a description of the performance and other measures used to determine payouts, see “Compensation Discussion & Analysis — Executive Management Compensation Program — Elements of Compensation and Total Direct Compensation — Deferred Base Salary,” “Target Opportunity,” “Performance Measures for the Performance-Based Elements of Compensation,” “Determination of the Performance-Based Portion of 2011 Deferred Base Salary,” and “Determination of Actual Target Opportunity.”

Table 86 — Grants of Plan-Based Awards — 2011

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(1)
Name	Award	Threshold	Target	Maximum

Mr. Haldeman	Target Opportunity(2)	$—	$2,000,000	$3,000,000
	Performance-Based Deferred Base Salary	—	1,550,000	1,937,500
	Total	—	3,550,000	4,937,500
Mr. Kari	Target Opportunity	—	1,166,667	1,750,000
	Performance-Based Deferred Base Salary	—	829,166	1,036,458
	Total	—	1,995,833	2,786,458
Mr. Renzi	Target Opportunity	—	829,545	1,244,318
	Performance-Based Deferred Base Salary	—	592,613	740,766
	Total	—	1,422,158	1,985,084
Mr. Weiss	Target Opportunity	—	733,333	1,100,000
	Performance-Based Deferred Base Salary	—	508,333	635,416
	Total	—	1,241,666	1,735,416
Ms. Wisdom	Target Opportunity	—	583,333	875,000
	Performance-Based Deferred Base Salary	—	370,833	463,541
	Total	—	954,166	1,338,541

(1)	The amounts reported reflect the Target Opportunity and the performance-based portion of the Deferred Base Salary granted in 2011. The Target Opportunity actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 150% of target (reported in the Maximum column). The performance-based portion of the Deferred Base Salary actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 125% of target (reported in the Maximum column). However, while the Executive Compensation Program allows for an approved funding level greater than 100%, it is the current intention of the Compensation Committee not to approve a funding level in excess of 100% while the company is in conservatorship. Actual amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of “Table 85 — Summary Compensation Table — 2011”.

The 2011 Target Opportunity is scheduled to be paid in two installments, the first of which occurred on February 16, 2012, and the second of which is scheduled to occur no later than March 15, 2013. The performance-based portion of the 2011 Deferred Base Salary is payable in equal quarterly installments on the last business day of each quarter in 2012.

(2)	As discussed further in “Compensation Discussion and Analysis — Determination of Actual Target Opportunity,” Mr. Haldeman will not receive the TO installments applicable to his performance during 2011.

348	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2011

The following table shows outstanding equity awards held by the Named Executive Officers as of December 31, 2011.

Table 87 — Outstanding Equity Awards at Fiscal Year-End — 2011

			Option Awards(3)				Stock Awards(3)
			Number of	Number of			Number of	Market Value of
			Securities Underlying	Securities Underlying	Option	Option	Shares or Units of	Shares or Units of
			Unexercised Options	Unexercised Options	Exercise	Expiration	Stock That Have	Stock That Have
Name	Award Type(1)	Grant Date	Exercisable (#)	Unexercisable (#)	Price ($)(2)	Date	Not Vested (#)	Not Vested ($)(4)

Mr. Haldeman	—		—	—	$—	—	—	$—
Mr. Kari	—		—	—	—	—	—	—
Mr. Renzi	—		—	—	—	—	—	—
Mr. Weiss	SO	08/09/04	4,970	—	64.36	8/8/2014	—	—
	SO	05/06/05	5,640	—	62.69	5/5/2015	—	—
	SO	06/05/06	5,980	—	60.45	06/04/16	—	—
	RSU	03/07/08	—	—	—	—	5,726	1,214
Ms. Wisdom	RSU	03/07/08	—	—	—	—	8,270	1,753

(1)	The rows labeled “SO” indicate stock options and the rows labeled “RSU” indicate restricted stock units.
(2)	Consistent with the terms of our 2004 Employee Plan, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.
(3)	Amounts reported in this table for RSUs represent the unvested portion of awards, while amounts reported in this table for options represent the unexercised portion of awards. The vesting schedules for the option and stock awards reported in this table are as follows:

•	Stock options granted on August 9, 2004 vested at a rate of 25% beginning on the first anniversary of the grant date, and 25% on April 1, 2006, April 1, 2007, and April 1, 2008.
•	Stock options granted on May 6, 2005 and June 5, 2006 vested at a rate of 25% annually beginning on the anniversary of the grant dates.
•	RSUs granted on March 7, 2008 vest at a rate of 25% annually beginning on the anniversary of the grant date.

(4)	Market value is calculated by multiplying the number of RSUs held by each Named Executive Officer on December 31, 2011 by the closing price of our common stock on December 30, 2011 ($0.212), the last trading day of the year.

For information on alternative settlement provisions of RSU and stock option grants in the event of certain terminations, see “Table 91 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2011” below.

Option Exercises and Stock Vested — 2011

The following table sets forth information concerning value realized upon the vesting of RSUs during 2011 by each of the Named Executive Officers. No Named Executive Officer exercised options in 2011.

Table 88 — Option Exercises and Stock Vested — 2011

Stock Awards
	Number of shares	Value Realized
Name	Acquired on Vesting (#)(1)	on Vesting ($)(2)

Mr. Haldeman	—	$—
Mr. Kari	—	—
Mr. Renzi	—	—
Mr. Weiss	9,114	4,212
Ms. Wisdom	9,949	5,002

(1)	Amounts reported reflect the number of RSUs that vested during 2011 prior to our withholding of shares to satisfy applicable taxes.
(2)	Amounts reported are calculated by multiplying the number of RSUs that vested during 2011 by the fair market value of our common stock on the date of vesting.

Pension Benefits — 2011

The following table shows the actuarial present value of the accumulated retirement benefits payable to each of the Named Executive Officers under our Pension Plan and the Pension SERP Benefit (the component of the SERP that relates

349	Freddie Mac

to the Pension Plan), computed as of December 31, 2011. A summary of the material terms of each plan follows the table, including information on early retirement.

Table 89 — Pension Benefits — 2011

			Present value of
		Number of Years	Accumulated Benefit	Payments During
Name	Plan Name	Credited Service(#)(1)	($)(2)	Last Fiscal Year ($)

Mr. Haldeman	Pension Plan	2.3	$66,196	$—
	Pension SERP Benefit	2.3	387,519	—
Mr. Kari	Pension Plan	2.2	39,779	—
	Pension SERP Benefit	2.2	148,391	—
Mr. Renzi	Pension Plan	2	33,661	—
	Pension SERP Benefit	2	52,718	—
Mr. Weiss	Pension Plan	8.2	184,141	—
	Pension SERP Benefit	8.2	386,583	—
Ms. Wisdom	Pension Plan	4	74,916	—
	Pension SERP Benefit	4	136,130	—

(1)	Amounts reported represent the credited years of service for each Named Executive Officer as of December 31, 2011, under the Pension Plan and the Pension SERP Benefit, respectively.
(2)	Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2011, of each Named Executive Officer’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated assuming payment at the earliest unreduced retirement date, as specified in the Plans. For benefits earned through December 31, 2010, the Pension Plan provides an unreduced early retirement benefit at the earlier of: (a) age 62 and 15 years of service; and (b) age 65. The Pension SERP Benefit does not provide an early retirement benefit, therefore age 65 is the assumed commencement date. For Messrs. Haldeman, Kari and Renzi and Ms. Wisdom, the amounts shown include amounts, if any, in which the Named Executive Officers are not yet vested. Pension Plan and Pension SERP Benefits do not vest until the participant attains five years of vesting service, at which time the participant vests fully.

Pension Plan

The Pension Plan is a tax-qualified, defined benefit pension plan that we maintain, covering substantially all employees who have attained age 21 and completed one year of service with us. Amendments were made to the Pension Plan, effective January 1, 2012, that limit participation in the Pension Plan to those individuals who were hired (or rehired) prior to January 1, 2012. Each of the current Named Executive Officers is eligible to participate in the Pension Plan. Pension Plan benefits are based on an employee’s years of service and compensation, up to limits imposed by law. Specifically, the normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

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

Notwithstanding the lump sum nature of the disclosure in the preceding table, for 2011 lump sum payments were not permitted under the Pension Plan if the present value of the accrued benefit would equal or exceed $25,000. The normal form of benefit under the Pension Plan is an annuity providing monthly payments for the life of the participant (and a survivor annuity for the participant’s spouse if applicable). Optional forms of benefit payment are available. A benefit with an actuarial present value equal to or less than $5,000 may only be paid as a lump sum.

Throughout 2011, participants under the Pension Plan who terminate employment before age 55 with at least five years of service are considered “terminated vested” participants. Such participants may commence their benefit under the Pension Plan as early as age 55. The benefit is equal to the vested portion of the participant’s accrued benefit, reduced by 1/180th for each of the first 60 months, and by 1/360th for each of the next 60 months, by which the commencement of such benefits precedes age 65.

An early retirement benefit is available to a participant who terminates employment on or after age 55 with at least five years of service. For service before January 1, 2011, this early retirement benefit is reduced by 3% for each year (prorated monthly for partial years) by which the commencement of such benefits precedes the earlier of: (a) the

350	Freddie Mac

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

Supplemental Executive Retirement Plan — Pension SERP Benefit

The Pension SERP Benefit component of the SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan: (a) was not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary and amounts deferred under our EDCP. For example, the Pension Plan is only permitted under the Internal Revenue Code to consider the first $245,000 of an employee’s compensation during 2011 for the purpose of determining the participant’s compensation-based normal retirement benefit. Effective January 1, 2010, the SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. We believe the Pension SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

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

To be eligible for the Pension SERP Benefit for any year, the Named Executive Officer must be eligible to participate in the Pension Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plan. Eligibility for the Pension SERP Benefit and the Pension Plan has been eliminated for employees (including executive officers) hired or rehired after January 1, 2012. See “Other Executive Compensation Considerations — Supplemental Executive Retirement Plan” above.

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

Non-qualified Deferred Compensation

Executive Deferred Compensation Plan

The EDCP is a non-qualified plan and is unfunded (benefits are paid from our general assets). The EDCP has, in the past, allowed the Named Executive Officers to defer receipt of a portion of their annual base pay and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). In both December 2010 and December 2011, we advised participants in the EDCP that we are suspending deferrals of pay under the EDCP during calendar year 2011 and 2012. We will review future deferral options during the fourth quarter of 2012. None of the Named Executive Officers has a balance under the EDCP.

351	Freddie Mac

Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit

The Thrift/401(k) SERP Benefit component of the SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan: (a) was not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code; and (b) did not exclude from compensation Deferred Base Salary and amounts deferred under our EDCP. For example, in 2011 under the Internal Revenue Code, only the first $245,000 of an employee’s compensation is considered when determining our percentage-based matching contribution and the basic contribution for any participant in the Thrift/401(k) Savings Plan. Effective January 1, 2010, the SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and basic contribution for each Named Executive Officer that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and basic contribution actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2011, there were 21 investment options in which participants’ notional amounts could be deemed invested.

To be eligible for the Thrift/401(k) SERP Benefit, the Named Executive Officer must be eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the Named Executive Officer must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire portion of the year in which the Named Executive Officer is eligible to make such contributions. The portion of the Thrift/401(k) SERP Benefit that is attributable to employer matching contributions is vested when accrued, while the accrual relating to the basic contribution paid prior to 2008 is subject to five-year cliff vesting, the accrual relating to the basic contribution attributable to calendar years 2008-2011 is subject to five-year graded vesting of 20% per year, and the accrual relating to the new employer discretionary contribution (which will replace the basic contribution for 2012) will be subject to three-year cliff vesting. The Thrift/401(k) SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the Named Executive Officer dies, the vested Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of death.

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

352	Freddie Mac

The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each Named Executive Officer. As of December 31, 2011, none of the Named Executive Officers was a participant in the EDCP.

Table 90 — Non-Qualified Deferred Compensation

	Executive	Freddie Mac	Aggregate	Aggregate	Aggregate
	Contribution in	Accruals in	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)(1)	Last FY ($)(2)	Last FY ($)(3)	Distributions ($)	Last FYE ($)(4)

Mr. Haldeman
Thrift/401(k) SERP Benefit	$—	$47,250	$38	$—	$69,793
Mr. Kari
Thrift/401(k) SERP Benefit	—	33,750	4	—	33,754
Mr. Renzi
Thrift/401(k) SERP Benefit	—	18,082	2	—	18,084
Mr. Weiss
Thrift/401(k) SERP Benefit	—	40,500	(13,175)	—	344,818
Ms. Wisdom
Thrift/401(k) SERP Benefit	—	28,688	64	—	74,717

(1)	The SERP does not allow for employee contributions.
(2)	Amounts reported reflect our accruals under the Thrift/401(k) SERP Benefit during 2011. These amounts are also reported in the “All Other Compensation” column in “Table 85 — Summary Compensation Table — 2011”.
(3)	Amounts reported represent the total interest and other earnings credited to each Named Executive Officer under the Thrift/401(k) SERP Benefit.
(4)	Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each Named Executive Officer. Under the Thrift/401(k) SERP Benefit, matching contribution accruals vest immediately, whereas the basic contribution accruals relating to the basic contribution paid prior to 2008 are subject to cliff vesting of 100% at the end of five years and the accruals relating to the basic contribution paid in 2008 and later years are subject to five-year graded vesting of 20% per year. Messrs. Haldeman, Kari, and Renzi, and Ms. Wisdom have not met the five-year vesting requirement for the basic contribution. Mr. Weiss is fully vested in his account. The difference in the aggregate balance above and the vested balance is equal to the non-vested basic contribution plus earnings. The vested and non-vested components under the Thrift/401(k) SERP Benefit for each Named Executive Officer are as follows: (i) Mr. Haldeman: vested balance: $69,793; non-vested balance: $0; (ii) Mr. Kari: vested balance: $33,754; non-vested balance: $0; (iii) Mr. Renzi: vested balance: $18,084; non-vested balance: $0; (iv) Mr. Weiss: vested balance: $344,818; non-vested balance: $0; (v) Ms. Wisdom: vested balance: $71,469; non-vested balance: $3,248. Messrs. Haldeman, Kari and Renzi do not have an unvested balance since no basic contributions have been made since they joined the company. For a more detailed discussion of the matching contribution accruals and basic contribution accruals, see “Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit” above.

The following 2010 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2010 Summary Compensation Table as compensation for each Named Executive Officer for whom such accruals were made and reported during 2010 as follows: (a) Mr. Haldeman: $22,500; and (b) Mr. Kari: $0. See our Form 10-K filed on February 24, 2011. Messrs. Haldeman and Kari both had accruals of $0 during 2009 because, based on their hire dates, they were not eligible for Thrift/401(k) SERP Benefit accruals. See Amendment No. 2 to our Form 10-K filed on April 12, 2010. In addition, Messrs. Renzi and Weiss and Ms. Wisdom had Thrift/401(k) SERP Benefit accrual amounts of $0, $57,300 and $33,529 respectively for 2010, although this was not reported in the Summary Compensation Table because they were not Named Executive Officers for 2010.

Potential Payments Upon Termination of Employment or Change-in-Control

We have entered into certain agreements and maintain certain plans that call for us to pay compensation to our Named Executive Officers in the event of a termination of employment with us. The compensation and benefits potentially payable to each Named Executive Officer if the officer had terminated his employment under various circumstances as of December 31, 2011 are described in the discussion and reported in the table below. For more information, see “Employment and Separation Agreements” below. FHFA reviewed the terms of the employment agreements for Messrs. Haldeman and Kari and approved the termination benefits set forth therein. The actual payment of any level of termination benefits is subject to FHFA review and approval.

We are not obligated to provide any additional compensation to our Named Executive Officers in connection with a change in control.

Each of our Named Executive Officers is subject to a restrictive covenant agreement with us. Each agreement provides that the Named Executive Officer will not seek employment with designated competitors for a specified period immediately following termination of employment, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. The specified period is 24 months for Messrs. Haldeman and Kari and 12 months for Messrs. Renzi and Weiss and Ms. Wisdom. During the 12-month period immediately following termination, each executive also agrees not to: (a) solicit or recruit any of our managerial employees; (b) compete against us in any of our business activities; or (c) make disparaging remarks about us. The agreement also provides for confidentiality of information that constitutes trade secrets or proprietary or other confidential information.

As of December 31, 2011, Mr. Weiss had vested in his benefits under the Thrift/401(k) SERP Benefit and the Pension SERP Benefit, while Messrs. Haldeman, Kari and Renzi and Ms. Wisdom had not. The amounts presented in the table below do not include vested balances in the Thrift/401(k) SERP Benefit or vested benefits in the Pension SERP Benefit, because such vesting was not in connection with a termination or change-in-control. Amounts shown in the tables also do not include certain items available to all employees generally upon a termination event.

353	Freddie Mac

For RSUs, the value shown in the table is calculated on a grant-by-grant basis by multiplying the number of unvested RSUs by the closing price of our common stock on December 30, 2011. No value is included in the tables for stock options because the exercise prices for all such options held by Named Executive Officers are substantially higher than the closing price of our common stock on December 30, 2011.

Potential Payments to Current Named Executive Officers

The Executive Compensation Program addresses the treatment of Semi-Monthly Base Salary, Deferred Base Salary, and the Target Opportunity upon various termination events. In order to be eligible to receive any portion of a Target Opportunity installment payment, a Covered Officer must have been employed for a minimum of four whole calendar months during the performance year to which the award applies.

Additionally, none of the Covered Officers are guaranteed termination benefits upon any type of termination event other than death or disability and the actual payment of any level of termination benefits is subject to FHFA review and approval at the time of payment. The discussion that follows describes the termination benefits, if any, provided upon various types of termination events.

•	Death. Any earned but unpaid Deferred Base Salary or Target Opportunity installments will be paid as soon as administratively possible in the event of death. If, at the time of death, the funding level has not been determined, the award will remain outstanding until such determination is made. Payment will occur as soon as administratively possible following the determination of the funding level.

•	Disability. Treatment upon a Long-Term Disability (as defined in the Executive Compensation Program) is the same as upon death, except that payment of any Deferred Base Salary will occur in accordance with the approved payment schedule and not as soon as administratively possible following termination of employment.

•	Retirement. Treatment upon an eligible Retirement (as defined in the Executive Compensation Program) is the same as upon Long-Term Disability, except that only a pro-rata portion of a Target Opportunity installment payment will occur based on the number of whole months worked in the performance year during which the officer retires. No information is provided in the table below with respect to a termination of employment on account of a retirement because none of the Named Executive Officers was retirement-eligible under the Executive Compensation Program as of December 31, 2011.

•	Voluntary or For Cause. The Named Executive Officers are not entitled to any termination benefits in the event of a voluntary termination or a termination for cause and all earned but unpaid Deferred Base Salary and the unpaid portion of any outstanding Target Opportunity awards are forfeited.

•	Involuntary Termination Without Cause. The Named Executive Officers are not entitled to any termination benefits in the event of an involuntary termination without cause unless the Compensation Committee recommends that the Named Executive Officer receive termination benefits and the Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. In determining whether to recommend payment of termination benefits and the amount of such benefits, the Compensation Committee will take into account one or more factors that it determines are relevant, including:

•	The facts and circumstances associated with the termination;

•	The performance and contributions of the Named Executive Officer during his or her tenure with us;

•	The amount of earned but unpaid Deferred Base Salary as of the date of termination; and

•	Our need to provide reasonable and competitive termination benefits in order to attract and retain high caliber executives during conservatorship.

Under interim guidance from FHFA, the amount of any termination benefits recommended by the Compensation Committee in the event of an involuntary termination without cause may not exceed $1 million and must also be limited to the greater of:

•	100% of the Named Executive Officer’s earned but unpaid Deferred Base Salary as of the date of termination; or,

•	2/3rds of the Named Executive Officer’s earned but unpaid Deferred Base Salary as of the date of termination plus a supplemental amount not to exceed 2/3rds of the Named Executive Officer’s Semi-Monthly Base Salary.

The following table describes the potential payments as of December 31, 2011 upon termination of the Named Executive Officers employed as of that date that results from death or disability. There are no payments or benefits

354	Freddie Mac

payable upon termination of employment for other reasons or upon a change-in-control. Additionally, Semi-Monthly Base Salary is only payable through the date of death or a termination resulting from disability. The amounts presented in this table do not include vested balances in the Thrift/401(k) SERP Benefit, or vested benefits in the Pension SERP Benefit as of December 31, 2011, because such vesting was not in connection with a termination or change- in-control. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event. Additional information is provided in the footnotes following the table.

Table 91 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2011

	Death	Disability

Charles E. Haldeman, Jr.

Compensation:
Deferred Base Salary(1)	$2,898,500	$2,898,500
Target Opportunity(2)	—	—
Benefits:
Non-Qualified Pension(3)	—	387,519

Total	$2,898,500	$3,286,019

Ross J. Kari

Compensation:
Deferred Base Salary(1)	$1,550,542	$1,550,542
Target Opportunity(2)	988,771	988,771
Benefits:
Non-Qualified Pension(3)	—	148,391

Total	$2,539,313	$2,687,704

Anthony N. Renzi

Compensation:
Deferred Base Salary(1)	$1,108,188	$1,108,188
Target Opportunity(2)	447,223	447,223
Benefits:
Non-Qualified Pension(3)	—	52,718

Total	$1,555,411	$1,608,129

Jerry Weiss

Compensation:
Deferred Base Salary(1)	$950,584	$950,584
Target Opportunity(2)	618,732	618,732
Equity Awards(4)	1,214	1,214

Total	$1,570,530	$1,570,530

Paige H. Wisdom

Compensation:
Deferred Base Salary(1)	$693,459	$693,459
Target Opportunity(2)	484,223	484,223
Equity Awards(4)	1,753	1,753
Benefits:
Non-Qualified Pension(3)	—	136,130
Non-Qualified Deferred Compensation(3)	—	3,248

Total	$1,179,435	$1,318,813

(1)	The amount reported as Deferred Base Salary is equal to any earned but unpaid Deferred Base Salary, adjusted to reflect the approved funding level.
(2)	The amounts reported under Target Opportunity are equal to the first installment associated with the 2011 Target Opportunity and the second installment associated with the 2010 Target Opportunity. Both amounts have been adjusted to reflect the approved funding levels and the individual differentiation based on division and/or individual performance.
(3)	The amounts reported under Non-Qualified Pension and Non-Qualified Deferred Compensation reflect the non-vested Pension SERP Benefit and the non-vested Thrift/401(k) SERP Benefit, respectively, as of December 31, 2011. Under the terms of the SERP, a participant continues to accrue service while disabled (as defined in the SERP).
(4)	The amount reported under Equity Awards reflects the immediate vesting of the Named Executive Officer’s outstanding RSU grants in the event of death or disability. Death also results in the immediate settlement of the outstanding RSUs, while a Disability event results in continued vesting of all grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. The values shown were calculated by multiplying the number of RSUs that will continue to vest by the closing price or our common stock on December 30, 2011 ($0.212), the last trading day of the year.

Alternative Settlement Provisions for Equity Awards in the Event of Certain Terminations

RSUs

The RSUs awarded to our employees, including our Named Executive Officers, contain alternative settlement provisions in the event of certain terminations, as follows:

•	Death. Immediate vesting and settlement occurs in the event of death.

355	Freddie Mac

•	Disability and Retirement. In the event of disability, normal retirement, or a retirement other than a normal retirement (all as defined in the 2004 Employee Plan), RSUs will vest immediately and will be settled in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. This treatment is subject to the executive’s signing an agreement containing certain restrictive covenants to protect our business interests. Violation of any of the covenants results in the forfeiture of unsettled shares and the requirement to repay any after-tax gain realized from the settlement of shares within 12 months of the forfeiture event.

•	Involuntary Termination Without Cause. In the event of an involuntary termination other than for cause, the Compensation Committee may, contingent on approval from FHFA, provide for RSUs to vest immediately and settle in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. Under interim guidance provided by FHFA, this provision is limited to awards scheduled to vest within 12 months of the executive’s termination date.

•	All Other Terminations. If the Named Executive Officer’s employment is terminated for any reason other than those described above, all RSUs unvested as of the date of termination are forfeited.

Stock Options

The stock options granted to our employees, including our Named Executive Officers, all of which were exercisable as of December 31, 2011, include alternative settlement provisions in the event of certain terminations which are similar to the provisions for RSUs, with the following modifications:

•	Death. The stock options remain exercisable until the earlier of the original expiration date or three years after the date of termination in the event of death.

•	Disability. The stock options remain exercisable for the full balance of their term in the event of disability.

•	Retirement. In the event of retirement, as defined in the 2004 Employee Plan, stock options will remain exercisable for the full balance of their term, subject to the executive’s signing an agreement containing the same restrictive covenants as described above for RSUs.

•	All Other Terminations. If the individual’s employment is terminated for any reason other than those described above, the stock options remain exercisable until the earlier of the original expiration date or 90 days following termination.

Employment and Separation Agreements

Messrs. Haldeman and Kari

The various agreements entered into in connection with the employment of Messrs. Haldeman and Kari are summarized above. See “— Written Agreements Relating to Employment of CEO and CFO.”

Messrs. Renzi and Weiss and Ms. Wisdom

We do not have any continuing obligations under the letter agreements that were entered into with Mr. Renzi, Mr. Weiss and Ms. Wisdom at the time of their employment.

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

356	Freddie Mac

Board compensation levels during conservatorship are shown in the table below.

Table 92 — Board Compensation — 2011 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Business and Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

The following table summarizes the 2011 compensation provided to all persons who served as non-employee directors during 2011.

Table 93 — 2011 Director Compensation

		Change in Pension Value and
	Fees Earned or	Nonqualified Deferred	All Other
Name	Paid in Cash	Compensation Earnings(5)	Compensation(6)	Total

C. Lynch(1)	$193,356	$	$—	$193,356
J. Koskinen(2)	290,000		19,150	309,150
L. Bammann	175,000		2,500	177,500
C. Byrd	170,000		1,370	171,370
R. Glauber(2)(3)(4)	180,000		20,000	200,000
L. Hirsch	160,000		20,000	180,000
N. Retsinas(3)	160,000		3,450	163,450
C. Rose(1)	163,736		—	163,736
E. Shanks, Jr.(1)	170,000		20,000	190,000
A. Williams(1)	171,495		—	171,495

(1)	Amounts include additional compensation earned by the designated directors in their new roles on the Board beginning on the effective date of their appointments. Mr. Lynch’s appointment was effective as of December 2, 2011; the appointments of the new Committee chairs were effective as of November 7, 2011. Their roles and additional compensation during 2011 are as follows: Mr. Lynch (Non-Executive Chairman) — $8,356; Mr. Rose (Audit Committee chair) — $3,736; and Mr. Williams (Compensation Committee chair) — $1,495. Mr. Shanks’ 2011 compensation was not affected by the change in his responsibilities from Compensation Committee chair to chair of the Nominating and Governance Committee.
(2)	Amounts shown reflect compensation actually paid to Messrs. Koskinen and Glauber during 2011. In accordance with established practice for payment of director compensation, annual retainers and committee fees are paid in advance at the beginning of each quarter. As a result of the changes in board assignments and responsibilities described in Note 1 above, the compensation earned by Messrs. Koskinen and Glauber during the fourth quarter of 2011 was less than the amounts paid to them at the beginning of the quarter. The overpayments were deducted from the amounts paid to those directors in January 2012, for the first quarter of 2012, as follows: Mr. Koskinen — $10,598; Mr. Glauber — $1,495.
(3)	At December 31, 2011, the aggregate number of common shares underlying the outstanding RSU awards that had not vested and were held by each non-employee director was as follows: Mr. Glauber — 1,253 shares; and Mr. Retsinas — 1,253 shares.
(4)	At December 31, 2011, the aggregate number of common shares underlying outstanding option awards, exercisable and unexercisable, held by each non-employee director was as follows: Mr. Glauber — 1,822 shares.
(5)	We do not have any pension or retirement plans for our non-employee directors.
(6)	In 2011, the Freddie Mac Foundation provided a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $20,000 per director per calendar year. Matching contributions made to charities designated by the non-employee directors were as follows: Mr. Koskinen, $19,150; Ms. Bammann, $2,500; Ms. Byrd, $1,370; Mr. Glauber, $20,000; Mr. Hirsch, $20,000; Mr. Retsinas, $3,450; and Mr. Shanks, Jr., $20,000.

Indemnification.  We have also made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “— Written Agreements Relating to Employment of CEO and CFO.”

357	Freddie Mac

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our only class of voting stock is our common stock. (Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock.) The following table shows the beneficial ownership of our common stock as of March 6, 2012 by our current directors, our Named Executive Officers, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of March 6, 2012, each director and Named Executive Officer, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. The information presented below is based on information provided to us by the individuals or entities specified in the table.

Table 94 — Stock Ownership by Directors, Executive Officers, and Greater-Than-5% Holders

		Common Stock		Total
		Beneficially	Stock Options	Common
		Owned	Exercisable	Stock
		Excluding	Within 60 Days of	Beneficially
Name	Position	Stock Options(1)	March 6, 2012	Owned

Linda B. Bammann	Director	—	—	—
Carolyn H. Byrd	Director	—	—	—
Christopher S. Lynch	Director	—	—	—
Nicolas P. Retsinas	Director	9,552 (2)	—	9,552
Clayton S. Rose	Director	—	—	—
Eugene B. Shanks, Jr.	Director	—	—	—
Anthony A. Williams	Director	—	—	—
Charles E. Haldeman, Jr.	Chief Executive Officer	—	—	—
Ross J. Kari	EVP — Chief Financial Officer	—	—	—
Anthony N. Renzi	EVP — Single Family Business, Ops. and Tech.	—	—	—
Jerry Weiss	EVP — Chief Administrative Officer	37,842 (3)	16,590	54,432
Paige H. Wisdom	EVP — Chief Enterprise Risk Officer	25,458 (4)	—	25,458
All directors and executive officers as a group (18 persons)		123,984 (5)	35,548	159,532

5% Holder	Common Stock Beneficially Owned	Percent of Class

U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(6)	79.9%

(1)	Includes shares of stock beneficially owned as of March 6, 2012. Also includes RSUs vesting within 60 days of March 6, 2012. An RSU represents a conditional contractual right to receive one share of our common stock at a specified future date. See “Executive Compensation — Compensation Discussion and Analysis” above for more information.
(2)	Includes 5,613 RSUs and 150 dividend equivalents on RSUs.
(3)	Includes 5,276 RSUs.
(4)	Includes 8,270 RSUs.
(5)	Includes 30,299 RSUs and 150 dividend equivalents on RSUs.
(6)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2011. Our stockholders have approved the ESPP, the 2004 Employee Plan, the 1995 Employee Plan, and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

358	Freddie Mac

Table 95 — Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued		future issuance under
	upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by stockholders	2,554,155 (1)	$47.63 (2)	34,931,333 (3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 532,523 restricted stock units and shares of restricted stock issued under the Directors’ Plan and the Employee Plans.
(2)	For the purpose of calculating this amount, the restricted stock units and shares of restricted stock are assigned a value of zero.
(3)	Includes 27,466,099 shares, 5,845,739 shares, and 1,619,495 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

359	Freddie Mac

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

Under authority delegated by the Board, our General Counsel and the Nominating and Governance Committee (or its Chair under certain circumstances), each, an Authorized Approver, are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which: (a) the aggregate amount involved exceeded or is expected to exceed $120,000; (b) we were or are expected to be a participant; and (c) any related person had or will have a direct or indirect material interest. The Related Person Transactions Policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual conflict of interest or the appearance of a conflict or improper benefit to a related person, and thus not subject to review.

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

Corporate Governance Guidelines

In June 2011, the Board adopted our amended Corporate Governance Guidelines, or our Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov  guidelines.pdf.

Director Independence

The non-employee members of the Board evaluated the independence, as defined in both Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of the members of our Board who have served in 2012, each of whom also served on our Board in 2011. In connection with that evaluation, the non-employee members of the Board determined that all current members of our Board (other than Charles E. Haldeman, Jr., our CEO) were independent during their service in 2011 and 2012. Mr. Haldeman is not considered an independent director because he is our CEO.

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

360	Freddie Mac

relationships, would constitute a material relationship between the Director and us that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•	Board Memberships With For-Profit Business Partners. Mses. Bammann and Byrd and Messrs. Glauber, Lynch, Retsinas, Rose and Shanks serve as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships did not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

•	Board Memberships With Charitable Organizations To Which We Have Made Contributions. Mr. Retsinas serves as a board member of a charitable organization that has received monetary contributions from us or the Freddie Mac Foundation. The total annual amount contributed was below the applicable threshold in our Guidelines that would require a specific determination that Mr. Retsinas is independent in spite of the contributions. The non-employee members of the Board considered the contributions and the nature of the organization and concluded that the relationship with the charitable organization did not constitute a material relationship between Mr. Retsinas and us that would impair his independence as our Director.

•	Board Members Who Are Executive Officers Or Employees Of Business Partners. Mr. Williams was appointed as Executive Director of the Government Practice at The Corporate Executive Board Company in January 2010 and served in that role during 2011. In January 2012, Mr. Williams became a Senior Fellow of the Government Practice of CEB. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. In 2009, 2010, 2011 and 2012 year-to-date, we paid CEB $362,100, $515,700, $447,500 and $492,400, respectively, for memberships in certain of CEB’s subject-matter interest groups. Currently, we are a member of 14 CEB groups, and in 2009, 2010 and 2011 we were a member of 11, 12 and 13 groups, respectively. The annual amounts of our payments to CEB in 2009 and 2010 were substantially below 2% of CEB’s annual revenues for the applicable years and the 2011 and 2012 payments are substantially less than 2% of CEB’s 2010 revenues (the latest year for which CEB revenue is publicly available). Therefore, under our Guidelines, those annual payments do not preclude the non-employee members of the Board from concluding that Mr. Williams is independent. The non-employee members of the Board considered those payments and the nature and extent of the relationship between us and CEB and concluded that this business relationship did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our Director.

•	Financial Relationships with For-Profit Business Partners. Since 2005, Ms. Bammann has owned stock of JPMorgan Chase & Co., or JPMorgan. In the aggregate, this stock represents a material portion of her net worth. JPMorgan conducts significant business with Freddie Mac, including, among other things, as a single-family and multifamily seller/servicer, as an underwriter of our debt and mortgage securities and as a capital markets counterparty. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Ms. Bammann has agreed to recuse herself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which she is a member (including the Business and Risk Committee, which she chairs), and that relate directly to JPMorgan, and that therefore might affect the value of her JPMorgan stock. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.

In evaluating Ms. Bammann’s independence in light of her ownership of JPMorgan stock, the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with JPMorgan and any potential impact that her stock ownership might have on her independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Ms. Bammann’s recusal arrangement concerning JPMorgan would address any actual or potential conflicts of interest that might arise with respect to her ownership of JPMorgan stock. Accordingly, the non-employee members concluded that Ms. Bammann’s ownership of JPMorgan stock does not constitute a material relationship between her and Freddie Mac that would impair her independence as a Freddie Mac Director.

Mr. Rose receives an annuity and retiree medical benefits from JPMorgan in connection with his retirement from that firm in 2001. The amount of Mr. Rose’s annuity is fixed and does not depend in any way on JPMorgan’s revenues or

361	Freddie Mac

profits. In evaluating the impact of Mr. Rose’s annuity from JPMorgan on his independence, the non-employee members of the Board considered the structure of the annuity, the amount of the annuity as a percentage of Mr. Rose’s annual adjusted gross income, the retiree medical benefits and Freddie Mac’s business relationship with JPMorgan. The non-employee members of the Board also were informed that Mr. Rose had agreed to recuse himself from discussing or acting upon any matter to be considered by our Board that could threaten the viability of JPMorgan. The non-employee members of the Board concluded that Mr. Rose’s JPMorgan annuity and retiree medical benefits do not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac Director.

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

In addition, the Board has adopted a formal policy (articulated in our Guidelines) with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in the policy, the Board seeks to have a diversity of talent, perspectives, experience and cultures among its members, including minorities, women and individuals with disabilities, and considers such diversity in the candidate solicitation and nomination processes. The policy also states that the Board seeks to have a diversity of talent on the Board and that candidates are selected, in part, for their experience and expertise. The policy also explains that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.

FHFA also has adopted a final rule regarding minority and women inclusion that became effective on January 28, 2011. The final rule implements section 1116 of HERA and requires us to, among other things, promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including in the election of directors, as required by these regulations.

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

The Business and Risk Committee and the Audit Committee generally meet in joint session at least quarterly to carry out their respective risk oversight responsibilities on behalf of the Board. The membership of those two committees collectively consists of all members of the Board except Messrs. Koskinen and Haldeman, who generally also have

362	Freddie Mac

attended the joint sessions. Copies of the Charters of the Audit Committee and the Business and Risk Committee are available on our website at http://www.freddiemac.com/governance/bd  committees.html.

The Chief Enterprise Risk Officer reports regularly to the joint meetings of the Business and Risk Committee and the Audit Committee. The Chief Enterprise Risk Officer also reports to the full Board as appropriate.

For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”

Transactions with 5% Shareholders

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed in “BUSINESS — Executive Summary — Government Support for our Business,” “BUSINESS - Regulation and Supervision — Legislative and Regulatory Developments — Legislated Increase to Guarantee Fees,” “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government since the beginning of 2011.

FHFA, as conservator, approved the Purchase Agreement and our administrative role in the MHA Program and the Memorandum of Understanding with Treasury, FHFA, and Fannie Mae (see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative”). The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

Transactions with Institutions Related to Directors

In the ordinary course of business, we were a party during 2011, and expect to continue to be a party during 2012, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. The only such transaction that is required to be disclosed under SEC rules is described below.

Mr. Williams joined our Board in December 2008. In January of 2010, he was appointed Executive Director of the Government Practice at CEB and since January 2012 he has served as a Senior Fellow. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. We purchased memberships in certain membership groups, and paid CEB approximately $447,500 and $492,400 for those memberships, in 2011 and 2012 year-to-date, respectively.

This transaction was not required to be reviewed, approved or ratified under our Related Person Transactions Policy because the Board concluded that our business relationship with CEB did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our director.

Transactions with Institutions Related to Executive Officers

Mr. Renzi joined us in April 2010 and currently serves as our Executive Vice President — Single Family Business, Operations and Technology. Prior to joining Freddie Mac, he served as the Chief Operating Officer of GMAC Residential Capital and as President of GMAC Mortgage Corporation. That employment ended in March 2010.

GMAC Residential Capital, LLC, GMAC Mortgage Corporation, GMAC Mortgage, LLC, and Residential Funding Company, LLC are all affiliated entities, and are now reorganized as subsidiaries of Ally Financial Inc., or Ally.

GMAC Mortgage, LLC, is a seller/servicer that sold mortgages to Freddie Mac with an aggregate unpaid principal balance of approximately $15.8 billion in 2011, and mortgages with an aggregate unpaid principal balance of approximately $1.2 billion through January 31, 2012.

363	Freddie Mac

GMAC Mortgage, LLC and Residential Funding Company, LLC (indirect subsidiaries of Ally) are seller/servicers that together serviced and subserviced for an affiliated entity approximately 3.6% of the single-family loans in our single-family credit guarantee portfolio as of December 31, 2011. In 2012, these entities continue to service and subservice our single-family loans in our single-family credit guarantee portfolio.

At the time Mr. Renzi joined us, he was entitled to payments from Ally consisting of unpaid deferred stock units granted during his employment. At that time, the remaining payments had an aggregate grant date value of approximately $860,000. The aggregate amount actually paid may be either higher or lower based on Ally’s value. Payments are scheduled to be made in cash semi-monthly and will continue through March 2015.

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

Conservatorship Agreements

Treasury, FHFA, and the Board of Governors of the Federal Reserve System have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements,” “BUSINESS — Executive Summary — Government Support for our Business” and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship.”

364	Freddie Mac

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Description of Fees

The following is a description of fees billed to us by PricewaterhouseCoopers LLP, our independent public accountants, during 2011 and 2010.

Table 96 — Auditor Fees(1)

	2011	2010

Audit Fees(2)	$25,617,867	$29,484,646
Audit-Related Fees(3)	8,725	18,000
Tax Fees(4)	3,040,750	3,050,000
All Other Fees(5)	11,399	148,805

Total	$28,678,741	$32,701,451

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $283,246 and $436,051 for 2011 and 2010, respectively.
(2)	Audit fees include fees and expenses billed by PricewaterhouseCoopers in connection with the SAS 100 quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. The audit fees billed during 2011 include fees and expenses related to the 2010 ($7,902,260) and 2011 ($17,727,006) audits. In addition to the amounts shown above, approximately $12.3 million of fees and reimbursable expenses will be billed in 2012 for the 2011 audit. The audit fees billed during 2010 include fees and expenses related to the 2009 ($8,839,260) and 2010 ($20,645,386) audits. Audit fees of $83,020 and $95,542 in 2011 and 2010, respectively, related to the Freddie Mac Foundation are excluded because these fees are incurred and paid separately by the Freddie Mac Foundation.
(3)	The 2011 and 2010 audit-related fees resulted from renewals of our Comperio subscription ($8,725 and $18,000, respectively).
(4)	The tax fees billed in 2011 related to non-audit tax compliance services including the preparation of the company’s 2010 tax return. The tax fees billed in 2010 covered services related to the preparation of the company’s 2009 tax returns, preparation of quarterly estimated tax calculations and other services related to improving Freddie Mac’s annual tax compliance process ($3,000,000), as well as process documentation services and tax accounting method change services ($50,000).
(5)	All other fees for 2011 and 2010 resulted from fees and expenses billed by PricewaterhouseCoopers for the performance of non-audit advisory services related to a preliminary assessment of certain aspects of the company’s technology implementation ($11,399) and management’s reorganization of our Finance Division ($148,805), respectively.

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

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2010 and 2011.

365	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this annual report on Form 10-K are included in Part II, Item 8.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

An Exhibit Index has been filed as part of this annual report on Form 10-K beginning on page E-1 and is incorporated herein by reference.

366	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	March 9, 2012
Christopher S. Lynch

/s/ Charles E. Haldeman, Jr.	Chief Executive Officer and Director	March 9, 2012
Charles E. Haldeman, Jr.	(Principal Executive Officer)

/s/ Ross J. Kari	Executive Vice President — Chief Financial Officer	March 9, 2012
Ross J. Kari	(Principal Financial Officer)

/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	March 9, 2012
Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

/s/ Linda B. Bammann*	Director	March 9, 2012
Linda B. Bammann

/s/ Carolyn H. Byrd*	Director	March 9, 2012
Carolyn H. Byrd

/s/ Nicolas P. Retsinas*	Director	March 9, 2012
Nicolas P. Retsinas

/s/ Clayton S. Rose*	Director	March 9, 2012
Clayton S. Rose

/s/ Eugene B. Shanks, Jr.*	Director	March 9, 2012
Eugene B. Shanks, Jr.

/s/ Anthony A. Williams*	Director	March 9, 2012
Anthony A. Williams

*By:	/s/ Ross J. Kari
Ross J. Kari
Attorney-in-Fact

367	Freddie Mac

GLOSSARY

This Glossary includes acronyms and defined terms that are used throughout this Form 10-K.

1995 Employee Plan — 1995 Stock Compensation Plan, as amended

2004 Employee Plan — 2004 Stock Compensation Plan, as amended and restated June 6, 2008

Administration — Executive branch of the U.S. Government.

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

368	Freddie Mac

Conforming loan/Conforming jumbo loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences, and for mortgages secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.

Actual loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with UPB exceeding the base conforming loan limit (i.e., $417,000) as conforming jumbo loans.

Beginning in 2008, pursuant to a series of laws, our loan limits in certain high-cost areas were increased temporarily above the limits that otherwise would have been applicable (up to $729,750 for a one-family residence). The latest of these increases expired on September 30, 2011.

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

Credit losses — Consists of charge-offs and REO operations income (expense).

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

Duration — Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates.

Duration gap — One of our primary interest-rate risk measures. Duration gap is a measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities. We present the duration gap of our financial instruments in units expressed as months. A duration gap of zero implies that the change in value of our interest rate

369	Freddie Mac

sensitive assets from an instantaneous change in interest rates would be expected to be accompanied by an equal and offsetting change in the value of our debt and derivatives, thus leaving the net fair value of equity unchanged.

EDCP — Executive Deferred Compensation Plan

Effective rent — The average rent actually paid by the tenant over the term of a lease.

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

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors.

Guidelines — Corporate Governance Guidelines, as revised

370	Freddie Mac

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers (whose monthly payments are current) with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Through December 2011, under HARP, eligible borrowers who had mortgages with current LTV ratios above 80% and up to 125% were allowed to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Beginning December 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.

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

371	Freddie Mac

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

NIBP — New Issue Bond Program is a component of the Housing Finance Agency Initiative in which we and Fannie Mae issued partially-guaranteed pass-through securities to Treasury that are backed by bonds issued by various state and local HFAs. The program provides financing for HFAs to issue new housing bonds. Treasury is obligated to absorb any losses under the program up to a certain level before we are exposed to any losses.

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

372	Freddie Mac

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

QSPE — Qualifying Special Purpose Entity — A term used within the former accounting guidance on transfers and servicing of financial assets to describe a particular trust or other legal vehicle that was demonstrably distinct from the transferor, had significantly limited permitted activities and could only hold certain types of assets, such as passive financial assets. Prior to January 1, 2010, the securitization trusts that were used for the administration of cash remittances received on the underlying assets of our PCs and REMICs and Other Structured Securities were QSPEs and, as such, they were not consolidated.

Recorded Investment — The dollar amount of a loan recorded on our consolidated balance sheets, excluding any valuation allowance, such as the allowance for loan losses, but which does reflect direct write-downs of the investment. For mortgage loans, direct write-downs consist of valuation allowances associated with recording our initial investment in loans acquired with evidence of credit deterioration at the time of purchase. Recorded investment excludes accrued interest income.

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

Relief refinance mortgage — A single-family mortgage loan delivered to us for purchase or guarantee that meets the criteria of the Freddie Mac Relief Refinance Mortgagesm initiative. Part of this initiative is our implementation of HARP for our loans, and relief refinance options are also available for certain non-HARP loans. Although HARP is targeted at borrowers with current LTV ratios above 80%, our initiative also allows borrowers with LTV ratios of 80% and below to participate.

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

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

RSU — Restricted stock unit

S&P — Standard & Poor’s

373	Freddie Mac

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

TBA — To be announced

TCLFP — Temporary Credit and Liquidity Facility Program is a component of the Housing Finance Agency Initiative in which we and Fannie Mae issued credit guarantees to holders of variable-rate demand obligations issued by various state and local HFAs. Treasury is obligated to absorb any losses under the program up to a certain level before we are exposed to any losses. The program is scheduled to expire on December 31, 2012; however, Treasury has given participants the option to extend the program facility to December 31, 2015.

374	Freddie Mac

TDC — Total direct compensation

TDR — Troubled debt restructuring — A type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties.

Thrift/401(k) SERP Benefit — The component of the SERP that relates to the Thrift/401(k) Savings Plan.

TO — Target Incentive Opportunity, or Target Opportunity

Total comprehensive income (loss) — Consists of net income (loss) plus total other comprehensive income (loss).

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

375	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

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

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 7, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 25, 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 4, 2011)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 7, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 29, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 7, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
Federal Home Loan Mortgage Corporation Amendment to Restricted Stock Units Agreements and Performance Restricted Stock Units Agreements, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.12	Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

E-3	Freddie Mac

Exhibit No.	Description*

10.13
First Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.14
Second Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.15
Third Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.16
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.17
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.18
Federal Home Loan Mortgage Corporation Employee Stock Purchase Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.19
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.20
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.21
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.22
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards since 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.23
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.24
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.25
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.26
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.27
2009 Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.28
2010 Vice President and Non-Officer Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 9, 2010)†

10.29
Officer Severance Policy, dated April 11, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as filed on May 4, 2011)†

E-4	Freddie Mac

Exhibit No.	Description*

10.30
Federal Home Loan Mortgage Corporation Severance Plan (as restated and amended effective January 1, 1997) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.31
First Amendment to the Federal Home Loan Mortgage Corporation Severance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.32
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.33
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.34
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.35	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.36
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.37
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.38
Executive Management Compensation Program (as amended and restated as of June 2, 2011) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)†

10.39
Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.40
First Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)†

10.41	Executive Management Compensation Recapture Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009)†
10.42
Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.43
Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.44
Restrictive Covenant and Confidentiality Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.45
Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.46
Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.47
Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

E-5	Freddie Mac

Exhibit No.	Description*

10.48	Restrictive Covenant and Confidentiality Agreement, dated April 14, 2010, between Freddie Mac and Anthony Renzi†
10.49	Restrictive Covenant and Confidentiality Agreement, dated October 15, 2004, between Freddie Mac and Jerry Weiss†
10.50	Restrictive Covenant and Confidentiality Agreement, dated December 19, 2007, between Freddie Mac and [Paige H. Wisdom]†
10.51	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†
10.52	PC Master Trust Agreement dated January 4, 2012
10.53
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.54	Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011)†
10.55
Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.56
Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.57
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

10.58
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

10.59
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

10.60	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)
10.61
Memorandum of Understanding Among the Department of Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.62
Omnibus Consent to HFA Initiative Program Modifications, dated November 23, 2011, among the U.S. Department of the Treasury, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Housing Finance Agency

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
24.1	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-6	Freddie Mac

Exhibit No.		Description*

101	.INS	XBRL Instance Document(1)
101	.SCH	XBRL Taxonomy Extension Schema(1)
101	.CAL	XBRL Taxonomy Extension Calculation(1)
101	.LAB	XBRL Taxonomy Extension Labels(1)
101	.PRE	XBRL Taxonomy Extension Presentation(1)
101	.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.
†	This exhibit is a management contract or compensatory plan or arrangement.

E-7	Freddie Mac