Form 10-Q
period 2012-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2012-05-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-34139

Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)

Freddie Mac

Federally chartered corporation	8200 Jones Branch Drive McLean, Virginia 22102-3110	52-0904874	(703) 903-2000
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)

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

As of April 23, 2012, there were 650,033,623 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

FINANCIAL STATEMENTS

iii	Freddie Mac

PART I — FINANCIAL INFORMATION

We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator. See “BUSINESS — Conservatorship and Related Matters” in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Annual Report, for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS” in this Form 10-Q and in the comparably captioned section of our 2011 Annual Report; and (b) the “BUSINESS” and “RISK FACTORS” sections of our 2011 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2012 included in “FINANCIAL STATEMENTS,” and our 2011 Annual Report.

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

Summary of Financial Results

Our financial performance in the first quarter of 2012 was impacted by the ongoing weakness in the economy, including in the mortgage market, and changes in interest rates. Our comprehensive income was $1.8 billion and $2.7 billion for the first quarters of 2012 and 2011, respectively, consisting of: (a) $577 million and $676 million of net income, respectively; and (b) $1.2 billion and $2.1 billion of total other comprehensive income, respectively.

Our total equity (deficit) was $(18) million at March 31, 2012, reflecting our comprehensive income of $1.8 billion for the first quarter of 2012 and our dividend payment of $1.8 billion on our senior preferred stock in March 2012. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $19 million. Following receipt of the draw, the aggregate liquidation preference on the senior preferred stock owned by Treasury will be $72.3 billion.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (b) contracting the dominant presence of the GSEs in the marketplace; (c) providing credit availability for new or refinanced mortgages and maintaining foreclosure prevention activities; (d) minimizing our credit losses; (e) maintaining sound credit quality of the loans we purchase or guarantee; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees.

1	Freddie Mac

Our business objectives reflect direction we have received from the Conservator. On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that established objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We are aligning our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. See “LEGISLATIVE AND REGULATORY MATTERS — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships and 2012 Conservatorship Scorecard.” Based on our charter, other legislation, public statements from Treasury and FHFA officials, and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. For more information, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business” in our 2011 Annual Report.

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

In the first quarter of 2012, we continued our efforts to build value for the industry and build the infrastructure for a future housing finance system. These efforts include the implementation of the Uniform Mortgage Data Program, or UMDP, which provides us with the ability to collect additional data that we believe will improve our risk management practices. The UMDP creates standard terms and definitions to be used throughout the industry and establishes standard reporting protocols. The UMDP is a key building block in developing a future secondary mortgage market. In the first quarter of 2012, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. We are also working with FHFA and others to develop a plan for the design and building of a single securitization platform that can be used in a future secondary mortgage market. FHFA also directed us and Fannie Mae to discuss harmonizing our seller/servicer contracts.

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually shifting mortgage credit risk from Freddie Mac to private investors, while simplifying and shrinking certain of our operations. In the case of single-family credit guarantees, we are exploring several ways to accomplish this goal, including increasing guarantee fees, establishing loss-sharing arrangements, and evaluating new risk-sharing transactions beyond the traditional charter-required mortgage insurance coverage. In addition, we are studying the steps necessary for our competitive disposition of certain investment assets, including non-performing loans. To evaluate how to accomplish the goal of contracting our operations in the multifamily business, we are conducting a market analysis of the viability of our multifamily operations without government guarantees.

Providing Credit Availability for New or Refinanced Mortgages and Maintaining Foreclosure Prevention Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage, which historically has represented the foundation of the mortgage market.

•	Our support provides lenders with a constant source of liquidity for conforming mortgage products. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the first quarter of 2012.

•	Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this liquidity provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have withdrawn.

During the first quarters of 2012 and 2011, we guaranteed $105.1 billion and $97.6 billion in UPB of single-family conforming mortgage loans, respectively, representing approximately 491,000 and 461,000 loans, respectively.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers and homeowners lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that, for 20 years prior to 2007, the average effective interest rates on conforming, fixed-rate single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, this gap has widened, and, we estimate that interest rates on conforming, fixed-rate loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In March 2012, we estimate that

2	Freddie Mac

borrowers were paying an average of 54 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in HAMP, we introduced several new initiatives during the last few years to help eligible borrowers keep their homes or avoid foreclosure. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. Relief refinance loans have been provided to more than 565,000 borrowers with LTV ratios above 80% since the initiative began in 2009, including approximately 85,000 such loans during the first quarter of 2012.

A number of FHFA-directed changes to HARP were announced in late 2011. These changes are intended to allow more borrowers to participate in the program and benefit from refinancing their home mortgages. Since industry participation in HARP is not mandatory, implementation schedules have varied as individual lenders, mortgage insurers, and other market participants modify their processes. It is too early to estimate how many eligible borrowers are likely to refinance under the revised program.

We have also implemented the FHFA-directed servicing alignment initiative, which included a new non-HAMP standard loan modification initiative.

The table below presents our single-family loan workout activities for the last five quarters.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	03/31/2012	12/31/2011	09/30/2011	06/30/2011	03/31/2011
	(number of loans)

Loan modifications	13,677	19,048	23,919	31,049	35,158
Repayment plans	10,575	8,008	8,333	7,981	9,099
Forbearance agreements(2)	3,656	3,867	4,262	3,709	7,678
Short sales and deed in lieu of foreclosure transactions	12,245	12,675	11,744	11,038	10,706

Total single-family loan workouts	40,153	43,598	48,258	53,777	62,641

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

Highlights of our loan workout efforts include the following:

•	We completed approximately 40,000 single-family loan workouts during the first quarter of 2012, including 13,677 loan modifications (HAMP and non-HAMP) and 12,245 short sales and deed in lieu of foreclosure transactions.

•	Based on information provided by the MHA Program administrator, our servicers had completed 158,688 loan modifications under HAMP from the introduction of the initiative in 2009 through March 31, 2012.

•	As of March 31, 2012, approximately 16,000 borrowers were in modification trial periods, consisting of approximately 5,000 borrowers in trial periods for our non-HAMP standard modification and approximately 11,000 borrowers in HAMP trial periods.

For more information about HAMP, the servicing alignment initiative and our non-HAMP standard loan modification, other loan workout programs, our relief refinance mortgage initiative (including HARP), and other initiatives to help eligible borrowers keep their homes or avoid foreclosure, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

Minimizing Our Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the prolonged foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

3	Freddie Mac

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

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. The amount we expect to collect on outstanding repurchase requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by the seller/servicers reimbursing us for realized credit losses. Some of these requests also may be rescinded in the course of the contractual appeals process. As of March 31, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.2 billion, and approximately 38% of these requests were outstanding for more than four months since issuance of our initial repurchase request (this figure includes repurchase requests for which appeals were pending). Of the total amount of repurchase requests outstanding at March 31, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $491 million and $587 million in the first quarters of 2012 and 2011, respectively, which helped to mitigate our credit losses. The financial condition of many of our mortgage insurers remained weak in the first quarter of 2012. We expect to receive substantially less than full payment of our claims from Triad Guaranty Insurance Corp., Republic Mortgage Insurance Company, and PMI Mortgage Insurance Co., which are three of our mortgage insurance counterparties. We believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. Our loan loss reserves reflect our estimates of expected insurance recoveries related to probable incurred losses.

See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on our agreements with our seller/servicers and our exposure to mortgage insurers.

Maintaining Sound Credit Quality of the Loans We Purchase or Guarantee

We continue to focus on maintaining credit policies, including our underwriting standards, that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), over the long-term, that exceeds our expected credit-related and administrative expenses on such loans.

Approximately 95% of our single-family purchase volume in the first quarter of 2012 consisted of fixed-rate, first lien, amortizing mortgages. Approximately 87% and 85% of our single-family purchase volumes in the first quarters of 2012 and 2011, respectively, were refinance mortgages, and approximately 31% and 36%, respectively, of these refinance loans were relief refinance mortgages, based on UPB.

The credit quality of the single-family loans we acquired in the first quarter of 2012 (excluding relief refinance mortgages, which represented approximately 26% of our single-family purchase volume during the first quarter of 2012) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 (excluding relief refinance mortgages) is primarily the result of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

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

4	Freddie Mac

Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increases the probability of default. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 16% and 15% of our single-family purchase volume in the first quarters of 2012 and 2011, respectively, was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages of all LTV ratios comprised approximately 13% and 11% of the UPB in our total single-family credit guarantee portfolio at March 31, 2012 and December 31, 2011, respectively.

The table below presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at March 31, 2012.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At March 31, 2012
		Average			Current	Serious
	% of	Credit	Original	Current	LTV Ratio	Delinquency
	Portfolio	Score(2)	LTV Ratio(3)	LTV Ratio(4)	>100%(4)(5)	Rate(6)

Year of Origination
2012	4%	758	72%	71%	8%	—%
2011	16	755	72	70	5	0.09
2010	18	754	71	72	6	0.32
2009	16	753	69	73	7	0.60
2008	6	724	74	93	37	5.94
2007	9	704	77	114	62	11.72
2006	7	709	75	112	57	10.92
2005	8	715	73	96	39	6.66
2004 and prior	16	718	71	61	9	2.88

Total	100%	736	72	80	20	3.51

(1)	Based on the loans remaining in the portfolio at March 31, 2012, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at March 31, 2012. As of March 31, 2011, average credit score for all relief refinance loans was 743, compared to an average of 735 for all other loans in the portfolio.
(3)	See endnote (4) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios. As of March 31, 2011, the average current LTV ratio for all relief refinance loans was 80%.
(5)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(6)	See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

As of March 31, 2012 and December 31, 2011, approximately 54% and 51%, respectively, of our single-family credit guarantee portfolio consisted of mortgage loans originated after 2008, which have experienced lower serious delinquency trends in the early years of their terms than loans originated in 2005 through 2008.

Strengthening Our Infrastructure and Improving Overall Efficiency While Also Focusing On Retention of Key Employees

We are working to both enhance the quality of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which will likely take several years to fully implement, and on making significant improvements to our systems infrastructure in order to: (a) implement mandatory initiatives from FHFA or other governmental bodies; (b) replace legacy hardware or software systems at the end of their lives and to strengthen our disaster recovery capabilities; and (c) improve our data collection and administration as well as our ability to oversee the servicing of loans.

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. Our general and administrative expenses declined in the first quarter of 2012 compared to the first quarter of 2011, largely due to a reduction in the number of our employees and changes in our compensation plans. We currently expect that our general and administrative expenses for the full-year 2012 will be approximately equivalent to those we experienced in the full-year 2011, with lower salaries and employee benefits expense offset by increased professional services expense, in part due to: (a) the continually changing mortgage market; (b) an environment in which we are subject to increased regulatory oversight and mandates; and (c) strategic arrangements that we may enter into with outside firms to provide operational capability and staffing for key functions, if needed. We believe the initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives may require additional resources and affect our level of administrative expenses going forward.

5	Freddie Mac

We believe our risks related to employee turnover and low employee engagement remain elevated. Uncertainty surrounding our future business model, organizational structure, and compensation has contributed to elevated levels of voluntary employee turnover and low employee engagement. Disruptive levels of turnover at both the executive and non-executive levels and low employee engagement have contributed to a deterioration in our control environment and may lead to breakdowns in many of our operations. To help mitigate the uncertainty surrounding compensation, we introduced a new compensation program for employees. We continue to explore various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. However, these or other efforts to manage this risk to the enterprise may not be successful. For more information on the risks related to employee turnover, see “CONTROLS AND PROCEDURES,” and for recent legislative and regulatory developments affecting these risks, see “LEGISLATIVE AND REGULATORY MATTERS — Legislative and Regulatory Developments Concerning Executive Compensation.”

Single-Family Credit Guarantee Portfolio

The UPB of our single-family credit guarantee portfolio declined approximately 1% during the first quarter of 2012, as the amount of single-family loan liquidations exceeded new loan purchase and guarantee activity. We believe this is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and our competitive position compared to other market participants. The table below provides certain credit statistics for our single-family credit guarantee portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011

Payment status —
One month past due	1.63%	2.02%	1.94%	1.92%	1.75%
Two months past due	0.57%	0.70%	0.70%	0.67%	0.65%
Seriously delinquent(1)	3.51%	3.58%	3.51%	3.50%	3.63%
Non-performing loans (in millions)(2)	$119,599	$120,514	$119,081	$114,819	$115,083
Single-family loan loss reserve (in millions)(3)	$37,771	$38,916	$39,088	$38,390	$38,558
REO inventory (in properties)	59,307	60,535	59,596	60,599	65,159
REO assets, net carrying value (in millions)	$5,333	$5,548	$5,539	$5,834	$6,261

	For the Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(in units, unless noted)

Seriously delinquent loan additions(1)	80,815	95,661	93,850	87,813	97,646
Loan modifications(4)	13,677	19,048	23,919	31,049	35,158
Foreclosure starts ratio(5)	0.53%	0.54%	0.56%	0.55%	0.58%
REO acquisitions	23,805	24,758	24,378	24,788	24,707
REO disposition severity ratio:(6)
California	44.2%	44.6%	45.5%	44.9%	44.5%
Arizona	45.0%	46.7%	48.7%	51.3%	50.8%
Florida	48.6%	50.1%	53.3%	52.7%	54.8%
Nevada	56.5%	54.2%	53.2%	55.4%	53.1%
Illinois	49.3%	51.2%	50.5%	49.4%	49.5%
Total U.S.	40.3%	41.2%	41.9%	41.7%	43.0%
Single-family credit losses (in millions)	$3,435	$3,209	$3,440	$3,106	$3,226

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of March 31, 2012 and December 31, 2011, approximately $46.1 billion and $44.4 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of modification agreements with borrowers completed during the quarter. Excludes forbearance agreements, repayment plans, and loans in modification trial periods.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the single-family credit guarantee portfolio at the end of the quarter. Excludes Other Guarantee Transactions and mortgages covered under other guarantee commitments.
(6)	States presented represent the five states where our credit losses were greatest during 2011 and the first quarter of 2012. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations income (expense), while our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.0 billion, and have recorded an additional $4.2 billion in losses on loans

6	Freddie Mac

purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of March 31, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Borrower payment performance (for all early stages of delinquency) improved at March 31, 2012, compared to December 31, 2011. In addition, the number of seriously delinquent loan additions declined during the first quarter of 2012. However, several factors, including delays in the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. As of March 31, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 70%, respectively.

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the first quarter of 2012, due in part to:

•	Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to the continued efforts of our servicers to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain high even if the volume of new serious delinquencies continues to decline.

•	Continued negative impact of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses. Loans originated in 2005 through 2008 comprised approximately 30% and 36% of our single-family credit guarantee portfolio, based on UPB at March 31, 2012 and 2011, respectively; however, these loans accounted for approximately 88% and 91% of our credit losses during the three months ended March 31, 2012 and 2011, respectively.

•	Cumulative decline in national home prices of 28% since June 2006, based on our own index. As a result of this price decline, approximately 20% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of March 31, 2012.

•	Weak financial condition of many of our mortgage insurers, which has reduced our estimates of expected recoveries from these counterparties.

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

We received cash proceeds of $146 million from our draw under Treasury’s funding commitment during the first quarter of 2012 related to a quarterly deficit in equity at December 31, 2011. To address our net worth deficit of

7	Freddie Mac

$18 million at March 31, 2012, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $19 million. FHFA will request that we receive these funds by June 30, 2012. Upon funding of the draw request: (a) our aggregate liquidation preference on the senior preferred stock owned by Treasury will be $72.3 billion; and (b) the corresponding annual cash dividend owed to Treasury will be $7.23 billion.

We pay cash dividends to Treasury at an annual rate of 10%. Through March 31, 2012, we paid aggregate cash dividends to Treasury of $18.3 billion, an amount equal to 26% of our aggregate draws received under the Purchase Agreement. As of March 31, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods, even if our operating performance generates net income or comprehensive income.

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For more information on conservatorship and the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” in our 2011 Annual Report.

Consolidated Financial Results

Net income was $577 million and $676 million for the first quarters of 2012 and 2011, respectively. Key highlights of our financial results include:

•	Net interest income was $4.5 billion for both the first quarters of 2012 and 2011, reflecting the impact of a reduction in the average balances of our higher-yielding mortgage-related assets offset by lower funding costs in the first quarter of 2012 compared to the first quarter of 2011.

•	Provision for credit losses for the first quarter of 2012 declined to $1.8 billion, compared to $2.0 billion for the first quarter of 2011. The provision for credit losses for the first quarter of 2012 reflects stabilizing expected loss severity on single-family loans and a decline in the number of seriously delinquent loan additions.

•	Non-interest income (loss) was $(1.5) billion for the first quarter of 2012, compared to $(1.3) billion for the first quarter of 2011, largely driven by an increase in derivative losses, partially offset by a decline in net impairments of available-for-sale securities recognized in earnings during the first quarter of 2012 compared to the first quarter of 2011.

•	Non-interest expense declined to $596 million in the first quarter of 2012, from $697 million in the first quarter of 2011, primarily due to a reduction in REO operations expense.

•	Comprehensive income was $1.8 billion for the first quarter of 2012 compared to $2.7 billion for the first quarter of 2011. Comprehensive income for the first quarter of 2012 was driven by the $577 million net income and a reduction in net unrealized losses related to our available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 2.2% on an annualized basis during the first quarter of 2012, compared to 1.6% during 2011, according to the Bureau of Economic Analysis. The national unemployment rate was 8.2% in March 2012, compared to 8.5% in December 2011, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of over 210,000 monthly net new jobs were added to the economy during the first quarter of 2012, which shows evidence of a slow, but steady positive trend for the economy and the labor market.

Single-Family Housing Market

The single-family housing market continued to experience challenges in the first quarter of 2012 primarily due to continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.

Based on data from the National Association of Realtors, sales of existing homes in the first quarter of 2012 averaged 4.57 million (at a seasonally adjusted annual rate), increasing from 4.37 million in the fourth quarter of 2011. Based on data from the U.S. Census Bureau and HUD, new home sales in the first quarter of 2012 averaged 337,000 (at a seasonally adjusted annual rate) increasing approximately 4% from approximately 325,000 in the fourth quarter of 2011. We estimate that home prices remained relatively stable during the first quarter of 2012, with our nationwide index registering approximately a 0.3% decline from December 2011 through March 2012 without adjustment for seasonality. This estimate was based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae.

8	Freddie Mac

Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

The foreclosure process continues to experience delays, due to a number of factors, but particularly in states that require a judicial foreclosure process. Delays in the foreclosure process (and in certain cases the removal of such delays) may also adversely affect trends in home prices in certain geographic areas. There have been a number of regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. For information on these matters, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the first quarter of 2012. This improvement continues a trend of favorable movements in key indicators such as vacancy rates and effective rents that generally began in early 2010. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. These improving fundamentals and perceived optimism in recent periods about demand for multifamily housing have contributed to improvement in property values in most markets.

Mortgage Market and Business Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy during the remainder of 2012 to be significantly worse than we expect, including adverse changes in consumer confidence, national or international economic conditions and changes in the federal government’s fiscal policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

We continue to expect key macroeconomic drivers of the economy — such as income growth, employment, and inflation — will affect the performance of the housing and mortgage markets in the remainder of 2012. Since we expect that economic and job growth will likely be stronger in 2012 than in 2011, we believe that housing affordability will remain relatively high in 2012 for potential home buyers. We also expect that the volume of home sales will likely increase in 2012, compared to the volume in 2011, but still remain relatively weak compared to historical levels. Important factors that we believe will continue to negatively impact single-family housing demand are the relatively high unemployment rate and relatively low consumer confidence measures. Consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely continue to be cautious in home buying. We also expect interest rates on fixed-rate single-family mortgages to remain historically low in 2012, which may extend the recent high level of refinancing activity (relative to new purchase lending activity). The recently expanded and streamlined HARP initiative may result in a high level of refinancing, particularly for borrowers that are underwater on their current loans. For information on this initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

While home prices remain at significantly lower levels from their peak in most areas, estimates of the inventory of unsold homes, including those held by financial institutions and financially distressed borrowers, remain high. To the extent a large volume of loans complete the foreclosure process in a short time period the resulting REO inventory could have a negative impact on the housing market. Due to these and other factors, our expectation for home prices, based on our own index, is that national average home prices will continue to remain weak and may decline on a seasonally adjusted basis over the near term before a long-term recovery in housing begins.

Single-Family

Our provision for credit losses and charge-offs were elevated during the first quarter of 2012, and we expect they will likely remain elevated during the remainder of 2012. This is in part due to the substantial number of underwater mortgage

9	Freddie Mac

loans in our single-family credit guarantee portfolio, as well as the substantial inventory of seriously delinquent loans. For the near term, we also expect:

•	REO disposition severity ratios to remain near their historical highs, as market conditions, such as home prices and the rate of home sales continue to remain weak;

•	non-performing assets, which include loans, deemed TDRs, to continue to remain high;

•	the volume of loan workouts to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines.

Multifamily

The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. As a result, we expect our multifamily delinquency rate to remain relatively low during the remainder of 2012.

Our purchase and guarantee of multifamily loans increased to $5.8 billion for the first quarter of 2012, compared to $3.0 billion during the same period in 2011, as strong volumes from late in 2011 carried into the first quarter of 2012. However, we anticipate the growth in our purchase and guarantee volumes will slow for the remainder of the year, ultimately reflecting a more modest increase in 2012, compared to 2011.

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

There continues to be significant uncertainty in the current mortgage market environment, and continued high levels of unemployment, weakness in home prices, and adverse changes in interest rates, mortgage security prices, and spreads could lead to additional draws. For discussion of other factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition” in our 2011 Annual Report.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations. For a discussion of FHFA’s strategic plan for us, see “LEGISLATIVE AND REGULATORY MATTERS — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships and 2012 Conservatorship Scorecard.”

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

10	Freddie Mac

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	March 31, 2012	December 31, 2011
	(in millions)

Investments segment — Mortgage investments portfolio	$417,015	$449,273
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	61,903	62,469
Multifamily segment — Mortgage investments portfolio	139,380	141,571

Total mortgage-related investments portfolio	$618,298	$653,313

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. FHFA also stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be removed from PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. We expect that our holdings of unsecuritized single-family loans could increase in the remainder of 2012.

We consider the liquidity of our assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that are less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 33% of the UPB of the portfolio at March 31, 2012, as compared to 32% as of December 31, 2011. Illiquid assets include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 30% of the UPB of the portfolio at March 31, 2012, as compared to 29% as of December 31, 2011. The changing composition of our mortgage-related investments portfolio to a greater proportion of illiquid assets may influence our decisions regarding funding and hedging. The description above of the liquidity of our assets is based on our own internal expectations given current market conditions. Changes in market conditions could adversely affect the liquidity of our assets at any given time.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three months ended March 31, 2012.

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in millions,
	except share-related amounts)

Statements of Comprehensive Income Data
Net interest income	$4,500	$4,540
Provision for credit losses	(1,825)	(1,989)
Non-interest income (loss)	(1,516)	(1,252)
Non-interest expense	(596)	(697)
Net income	577	676
Comprehensive income	1,789	2,740
Net loss attributable to common stockholders	(1,227)	(929)
Net loss per common share:
Basic	(0.38)	(0.29)
Diluted	(0.38)	(0.29)
Cash dividends per common share	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,241,502	3,246,985
Diluted	3,241,502	3,246,985

	March 31, 2012	December 31, 2011
	(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,555,067	$1,564,131
Total assets	2,114,944	2,147,216
Debt securities of consolidated trusts held by third parties	1,481,622	1,471,437
Other debt	618,629	660,546
All other liabilities	14,711	15,379
Total Freddie Mac stockholders’ equity (deficit)	(18)	(146)
Portfolio Balances(3)
Mortgage-related investments portfolio	$618,298	$653,313
Total Freddie Mac mortgage-related securities(4)	1,617,595	1,624,684
Total mortgage portfolio(5)	2,056,501	2,075,394
Non-performing assets(6)	127,951	129,152

	For the Three Months Ended
	March 31,
	2012	2011

Ratios(7)
Return on average assets(8)	0.1%	0.1%
Non-performing assets ratio(9)	6.8	6.4
Equity to assets ratio(10)	—	—

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 27 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios” for the composition of our total mortgage portfolio.
(6)	See “Table 45 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as net income divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

12	Freddie Mac

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

Impact of Legislated Increase to Guarantee Fees

Effective April 1, 2012, the guarantee fee on all single-family residential mortgages sold to Freddie Mac was increased by 10 basis points. Guarantee fees related to mortgage loans held by our consolidated trusts, including those attributable to the 10 basis point increase, will continue to be reported within our GAAP consolidated statements of comprehensive income in net interest income and the remittance of the additional fees to Treasury will be reported in non-interest expense. For additional information, see “LEGISLATIVE AND REGULATORY MATTERS — Legislated Increase to Guarantee Fees.”

Table 5 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(in millions)

Net interest income	$4,500	$4,540
Provision for credit losses	(1,825)	(1,989)

Net interest income after provision for credit losses	2,675	2,551

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(4)	223
Gains (losses) on retirement of other debt	(21)	12
Gains (losses) on debt recorded at fair value	(17)	(81)
Derivative gains (losses)	(1,056)	(427)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(475)	(1,054)
Portion of other-than-temporary impairment recognized in AOCI	(89)	(139)

Net impairment of available-for-sale securities recognized in earnings	(564)	(1,193)
Other gains (losses) on investment securities recognized in earnings	(288)	(120)
Other income	434	334

Total non-interest income (loss)	(1,516)	(1,252)

Non-interest expense:
Administrative expenses	(337)	(361)
REO operations expense	(171)	(257)
Other expenses	(88)	(79)

Total non-interest expense	(596)	(697)

Income before income tax benefit	563	602
Income tax benefit	14	74

Net income	577	676

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	1,147	1,941
Changes in unrealized gains (losses) related to cash flow hedge relationships	111	132
Changes in defined benefit plans	(46)	(9)

Total other comprehensive income, net of taxes and reclassification adjustments	1,212	2,064

Comprehensive income	$1,789	$2,740

13	Freddie Mac

Net Interest Income

The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
			(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$51,029	$4	0.03%	$37,561	$16	0.17%
Federal funds sold and securities purchased under agreements to resell	26,057	9	0.14	47,861	18	0.15
Mortgage-related securities:
Mortgage-related securities(3)	383,227	4,363	4.55	456,972	5,316	4.65
Extinguishment of PCs held by Freddie Mac	(125,363)	(1,441)	(4.60)	(167,528)	(2,063)	(4.93)

Total mortgage-related securities, net	257,864	2,922	4.53	289,444	3,253	4.50

Non-mortgage-related securities(3)	28,464	16	0.23	29,309	30	0.41
Mortgage loans held by consolidated trusts(4)	1,559,823	17,468	4.48	1,650,567	20,064	4.86
Unsecuritized mortgage loans(4)	254,877	2,312	3.63	240,557	2,334	3.88

Total interest-earning assets	$2,178,114	$22,731	4.18	$2,295,299	$25,715	4.48

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,580,749	$(16,694)	(4.22)	$1,665,608	$(19,466)	(4.67)
Extinguishment of PCs held by Freddie Mac	(125,363)	1,441	4.60	(167,528)	2,063	4.93

Total debt securities of consolidated trusts held by third parties	1,455,386	(15,253)	(4.19)	1,498,080	(17,403)	(4.65)
Other debt:
Short-term debt	149,130	(40)	(0.11)	194,822	(115)	(0.24)
Long-term debt(5)	496,644	(2,776)	(2.23)	518,034	(3,450)	(2.66)

Total other debt	645,774	(2,816)	(1.74)	712,856	(3,565)	(2.00)

Total interest-bearing liabilities	2,101,160	(18,069)	(3.44)	2,210,936	(20,968)	(3.79)
Expense related to derivatives(6)	—	(162)	(0.03)	—	(207)	(0.04)
Impact of net non-interest-bearing funding	76,954	—	0.12	84,363	—	0.14

Total funding of interest-earning assets	$2,178,114	$(18,231)	(3.35)	$2,295,299	$(21,175)	(3.69)

Net interest income/yield		$4,500	0.83		$4,540	0.79

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $40 million and net interest yield increased by 4 basis points during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The primary driver underlying the decrease in net interest income was the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity, partially offset by lower funding costs from the replacement of debt at lower rates. The increase in net interest yield was primarily due to the benefits of lower funding costs, partially offset by the negative impact of the reduction in the average balance of higher-yielding mortgage assets.

We do not recognize interest income on non-performing loans that have been placed on non-accrual status, except when cash payments are received. We refer to this interest income that we do not recognize as foregone interest income. Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.9 billion and $1.0 billion during the three months ended March 31, 2012 and 2011, respectively. This reduction was primarily due to the decreased volume of non-performing loans on non-accrual status.

During the three months ended March 31, 2012, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

14	Freddie Mac

Provision for Credit Losses

We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by net charge-offs.

Our provision for credit losses declined to $1.8 billion in the first quarter of 2012, compared to $2.0 billion in the first quarter of 2011. The provision for credit losses for the first quarter of 2012 reflects stabilizing expected loss severity on single-family loans and a decline in the number of seriously delinquent loan additions, while the first quarter of 2011 reflects worsening expected loss severity and higher modification volumes offset by a decline in the rate at which seriously delinquent loans ultimately transition to a loss event.

During the first quarter of 2012, our charge-offs, net of recoveries for single-family loans, exceeded the amount of our provision for credit losses. Our charge-offs in the first quarter of 2012 were less than they otherwise would have been because of the suppression of loan and collateral resolution activity due to delays in the foreclosure process. We believe the level of our charge-offs will continue to remain high and may increase in the remainder of 2012.

As of March 31, 2012 and December 31, 2011, the UPB of our single-family non-performing loans was $119.6 billion and $120.5 billion, respectively. These amounts include $46.1 billion and $44.4 billion, respectively, of single-family TDRs that are reperforming (i.e., less than three months past due). TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, our loan loss reserves balance, and our non-performing assets.

The total number of seriously delinquent loans declined approximately 3% and 6% during the first quarters of 2012 and 2011, respectively. However, our serious delinquency rate remains high compared to historical levels due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the servicing alignment initiative and the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.0 billion, and have recorded an additional $4.2 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of March 31, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults; (b) the impact of the MHA Program and other loss mitigation efforts, including any requirement to utilize principal forgiveness in our loan modification initiatives; (c) any government actions or programs that impact the ability of troubled borrowers to obtain modifications, including legislative changes to bankruptcy laws; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) delays in the foreclosure process, including those related to the concerns about deficiencies in foreclosure documentation practices; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases. In addition, in April 2012, FHFA issued an advisory bulletin that could have an impact on our provision for credit losses in the future; however, we are still assessing the operational and accounting impacts of the bulletin. See “LEGISLATIVE AND REGULATORY DEVELOPMENTS — FHFA Advisory Bulletin” for additional information. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for information on mortgage insurers and seller/servicer repurchase obligations.

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $19 million and $60 million for the first quarters of 2012 and 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $525 million and $545 million as of March 31, 2012 and December 31, 2011, respectively. The decline in loan loss reserves for multifamily loans in the first quarter of 2012 was driven primarily by the increased seasoning of our portfolio and the lower level of estimated incurred credit losses based on our historical experience.

15	Freddie Mac

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. Gains (losses) on extinguishment of debt securities of consolidated trusts were $(4) million and $223 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $692 million and $24.8 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The decrease in purchases of single-family PCs was primarily due to a lower volume of dollar roll transactions to support the market and pricing of our single-family PCs. See “Table 19 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(21) million and $12 million during the three months ended March 31, 2012 and 2011, respectively. We recognized losses on debt retirements in the first quarter of 2012 primarily due to write-offs of unamortized deferred issuance costs. We recognized gains on debt retirements in the first quarter of 2011 primarily due to the repurchase of other debt securities at a discount. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During the first three months of 2012 and 2011, we recognized losses on debt recorded at fair value of $17 million and $81 million, respectively, primarily due to a combination of the U.S. dollar weakening relative to the Euro and changes in interest rates. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 10: DERIVATIVES — Table 10.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At March 31, 2012 and December 31, 2011, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. Beginning in the fourth quarter of 2011, we started issuing a higher percentage of long-term debt. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Interest-rate swaps	$1,208	$1,723
Option-based derivatives(1)	(1,077)	(807)
Other derivatives(2)	(111)	(94)
Accrual of periodic settlements(3)	(1,076)	(1,249)

Total	$(1,056)	$(427)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

16	Freddie Mac

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three months ended March 31, 2012, we recognized losses on derivatives of $1.1 billion primarily due to losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position. We recognized fair value gains on our pay-fixed swaps of $3.8 billion, which were largely offset by: (a) fair value losses on our receive-fixed swaps of $2.6 billion; and (b) fair value losses on our option-based derivatives of $1.1 billion resulting from losses on our purchased call swaptions due to an increase in long-term interest rates. The fair value of derivatives during the three months ended March 31, 2012 reflects a decline in short-term interest rates and an increase in long-term interest rates compared to the three months ended March 31, 2011, when both short-term and long-term interest rates increased.

During the three months ended March 31, 2011, we recognized losses on derivatives of $0.4 billion primarily due to $1.2 billion of losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position, partially offset by the improvement in derivative fair values as interest rates increased. As a result, we recognized fair value gains of $4.0 billion on our pay-fixed swaps, partially offset by fair value losses on our receive-fixed swaps of $2.2 billion. We recognized fair value losses of $0.8 billion on our option-based derivatives, resulting from losses on our purchased call swaptions primarily due to the increase in interest rates.

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $564 million and $1.2 billion during the three months ended March 31, 2012 and 2011, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three months ended March 31, 2012 and 2011.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. We recognized $(377) million and $(200) million related to gains (losses) on trading securities during the three months ended March 31, 2012 and 2011, respectively.

Losses in both periods are primarily due to the movement of securities with unrealized gains towards maturity. The losses during the three months ended March 31, 2011 were partially offset by larger fair value gains, compared to the three months ended March 31, 2012, due to a tightening of OAS levels on agency securities.

Other Income

The table below summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended March 31,
	2012	2011
	(in millions)

Other income:
Gains (losses) on sale of mortgage loans	$40	$95
Gains (losses) on mortgage loans recorded at fair value	139	(33)
Recoveries on loans impaired upon purchase	89	125
Guarantee-related income, net(1)	70	54
All other	96	93

Total other income	$434	$334

(1)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

17	Freddie Mac

Gains (Losses) on Sale of Mortgage Loans

In the first quarters of 2012 and 2011, we recognized $40 million and $95 million, respectively, of gains on sale of mortgage loans with associated UPB of $3.7 billion and $3.4 billion, respectively. All such amounts relate to our securitizations of multifamily loans which we had elected to carry at fair value while they were held on our consolidated balance sheet. We had lower gains on sale of mortgage loans in the first quarter of 2012, compared to the first quarter of 2011, as a significant portion of the improved fair value of the loans was instead recognized within gains (losses) on mortgage loans recorded at fair value during periods prior to the loans’ securitization.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

In the first quarters of 2012 and 2011, we recognized $139 million and $(33) million, respectively, of gains (losses) on mortgage loans recorded at fair value. We held higher balances of multifamily loans on our consolidated balance sheets that were designated for subsequent securitization during the first quarter of 2012, compared to the first quarter of 2011 which, when combined with improving fair values on those loans, resulted in gains during the first quarter of 2012.

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

During the first quarters of 2012 and 2011, we recognized recoveries on loans impaired upon purchase of $89 million and $125 million, respectively. Our recoveries on loans impaired upon purchase declined in the first quarter of 2012, compared to the first quarter of 2011, due to a lower volume of foreclosure transfers and payoffs associated with loans impaired upon purchase.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers, such as for technology use and late fees or other penalties, and other miscellaneous income.

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended March 31,
	2012	2011
	(in millions)

Administrative expenses:
Salaries and employee benefits	$176	$207
Professional services	71	56
Occupancy expense	14	15
Other administrative expense	76	83

Total administrative expenses	337	361
REO operations expense	171	257
Other expenses	88	79

Total non-interest expense	$596	$697

Administrative Expenses

Administrative expenses decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, largely due to a reduction in salaries and employee benefits expense. We currently expect that our general and administrative expenses for the full-year 2012 will be approximately equivalent to those we experienced in the full-year 2011, with lower salaries and employee benefits expense offset by increased professional services expense, in part due to: (a) the continually changing mortgage market; (b) an environment in which we are subject to increased regulatory oversight and mandates; and (c) strategic arrangements that we may enter into with outside firms to provide operational capability and staffing for key functions, if needed. We believe the initiatives we are pursuing under the 2012

18	Freddie Mac

conservatorship scorecard and other FHFA-mandated initiatives may require additional resources and affect our level of administrative expenses going forward.

REO Operations Expense

The table below presents the components of our REO operations expense, and REO inventory and disposition information.

Table 10 — REO Operations Expense, REO Inventory, and REO Dispositions

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)

REO operations expense:
Single-family:
REO property expenses(1)	$378	$308
Disposition (gains) losses, net(2)	(78)	126
Change in holding period allowance, dispositions	(57)	(155)
Change in holding period allowance, inventory(3)	1	151
Recoveries(4)	(72)	(173)

Total single-family REO operations expense	172	257
Multifamily REO operations expense (income)	(1)	—

Total REO operations expense	$171	$257

REO inventory (in properties), at March 31:
Single-family	59,307	65,159
Multifamily	16	15

Total	59,323	65,174

REO property dispositions (in properties):
Single-family	25,033	31,627
Multifamily	4	1

Total	25,037	31,628

(1)	Consists of costs incurred to acquire, maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations expense declined to $171 million in the first quarter of 2012, as compared to $257 million in the first quarter of 2011, primarily due to stabilizing home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory during the first quarter of 2012. However, we also experienced lower recoveries on REO properties during the first quarter of 2012, compared to the first quarter of 2011, primarily due to reduced recoveries from mortgage insurers, in part due to the continued weakness in the financial condition of our mortgage insurance counterparties, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

Although our servicers have resumed the foreclosure process in most areas, we believe the volume of our single-family REO acquisitions during the first quarter of 2012 was less than it otherwise would have been due to delays in the foreclosure process, particularly in states that require a judicial foreclosure process. The lower acquisition rate, coupled with high disposition levels, led to a lower REO property inventory level at March 31, 2012, compared to March 31, 2011. We expect that the length of the foreclosure process will continue to remain above historical levels. See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses were $88 million and $79 million in the first quarters of 2012 and 2011, respectively. Other expenses consist primarily of HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.

Income Tax Benefit

For the three months ended March 31, 2012 and 2011, we reported an income tax benefit of $14 million and $74 million, respectively. See “NOTE 12: INCOME TAXES” for additional information.

19	Freddie Mac

Comprehensive Income

Our comprehensive income was $1.8 billion and $2.7 billion for the three months ended March 31, 2012 and 2011, respectively, consisting of: (a) $577 million and $676 million of net income, respectively; and (b) $1.2 billion and $2.1 billion of total other comprehensive income, respectively, primarily due to a reduction in net unrealized losses related to our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income.

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

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Currently, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with market factors other than changes in interest rates, such as liquidity and credit.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The financial performance of our Single-family Guarantee segment and Multifamily segment are measured based on each segment’s contribution to GAAP net income (loss). Our Investments segment is measured on its contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes. The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss).

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

20	Freddie Mac

In presenting Segment Earnings, we make significant reclassifications to certain financial statement line items in order to reflect a measure of net interest income on investments and a measure of management and guarantee income on guarantees that is in line with how we manage our business. We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

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

See “NOTE 14: SEGMENT REPORTING” in our 2011 Annual Report for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

Beginning in 2012, under guidance from FHFA we began to curtail mortgage-related investments portfolio purchase and retention activities that are undertaken for the primary purpose of supporting the price performance of our PCs, which may result in a significant decline in the market share of our single-family guarantee business, lower comprehensive income, and a more rapid decline in the size of our total mortgage portfolio.

21	Freddie Mac

The table below provides information about our various segment mortgage portfolios at March 31, 2012 and December 31, 2011. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	March 31, 2012	December 31, 2011
	(in millions)

Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$103,593	$109,190
Freddie Mac mortgage-related securities	199,132	220,659
Non-agency mortgage-related securities	84,180	86,526
Non-Freddie Mac agency securities	30,110	32,898

Total Investments — Mortgage investments portfolio	417,015	449,273

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	61,903	62,469
Single-family Freddie Mac mortgage-related securities held by us	199,132	220,659
Single-family Freddie Mac mortgage-related securities held by third parties	1,390,328	1,378,881
Single-family other guarantee commitments(5)	12,498	11,120

Total Single-family Guarantee — Managed loan portfolio	1,663,861	1,673,129

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,614	3,008
Multifamily Freddie Mac mortgage related securities held by third parties	25,521	22,136
Multifamily other guarantee commitments(5)	9,856	9,944

Total Multifamily — Guarantee portfolio	37,991	35,088

Multifamily — Mortgage investments portfolio
Multifamily investment securities portfolio	56,891	59,260
Multifamily loan portfolio	82,489	82,311

Total Multifamily — Mortgage investments portfolio	139,380	141,571

Total Multifamily portfolio	177,371	176,659

Less: Freddie Mac single-family and certain multifamily securities(6)	(201,746)	(223,667)

Total mortgage portfolio	$2,056,501	$2,075,394

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,714,182	$1,733,215
Non-consolidated Freddie Mac mortgage-related securities	10,437	10,735
Other guarantee commitments	12,498	11,120
Less: HFA-related guarantees(8)	(8,142)	(8,637)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(748)	(779)

Total single-family credit guarantee portfolio	$1,728,227	$1,745,654

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$82,489	$82,311
Non-consolidated Freddie Mac mortgage-related securities	28,135	25,144
Other guarantee commitments	9,856	9,944
Less: HFA-related guarantees(8)	(1,235)	(1,331)

Total multifamily mortgage portfolio	$119,245	$116,068

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

22	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended
	March 31,
	2012	2011
	(dollars in millions)

Segment Earnings:
Net interest income	$1,763	$1,653
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(496)	(1,029)
Derivative gains (losses)	200	1,103
Gains (losses) on trading securities	(398)	(234)
Gains (losses) on sale of mortgage loans	(14)	12
Gains (losses) on mortgage loans recorded at fair value	(38)	(83)
Other non-interest income	513	541

Total non-interest income (loss)	(233)	310

Non-interest expense:
Administrative expenses	(92)	(95)

Total non-interest expense	(92)	(95)

Segment adjustments(2)	155	203

Segment Earnings before income tax benefit	1,593	2,071
Income tax benefit	35	66

Segment Earnings, net of taxes	1,628	2,137
Total other comprehensive income, net of taxes	335	1,126

Comprehensive income	$1,963	$3,263

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$330,593	$399,113
Non-mortgage-related investments(6)	105,539	114,732
Unsecuritized single-family loans(7)	109,306	85,515

Total average balances of interest-earning assets	$545,438	$599,360

Return:
Net interest yield — Segment Earnings basis (annualized)	1.29%	1.10%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings” in our 2011 Annual Report.
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

Segment Earnings for our Investments segment decreased by $509 million to $1.6 billion during the three months ended March 31, 2012, compared to $2.1 billion during the three months ended March 31, 2011, primarily due to decreased derivative gains, partially offset by a decrease in net impairments of available-for-sale securities recognized in earnings. Comprehensive income for our Investments segment decreased by $1.3 billion to $2.0 billion during the three months ended March 31, 2012, compared to $3.3 billion during the three months ended March 31, 2011, primarily due to a smaller improvement in the fair value of available-for-sale securities.

During the three months ended March 31, 2012, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 28.7%. We held $229.2 billion of agency securities and $84.2 billion of non-agency mortgage-related securities as of March 31, 2012, compared to $253.6 billion of agency securities and $86.5 billion of non-agency mortgage-related securities as of December 31, 2011. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and selected sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.8 billion on impaired non-agency mortgage-related securities in the Investments segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

23	Freddie Mac

Segment Earnings net interest income and net interest yield increased by $110 million and 19 basis points, respectively, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates. These lower funding costs were partially offset by the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations and limited purchase activity.

Segment Earnings non-interest income (loss) was $(233) million during the three months ended March 31, 2012, compared to $310 million during the three months ended March 31, 2011. This change was mainly due to decreased derivative gains, partially offset by a decrease in net impairments of available-for-sale securities recognized in earnings.

Impairments recorded in our Investments segment were $496 million during the three months ended March 31, 2012, compared to $1.0 billion during the three months ended March 31, 2011. Impairments recorded in both periods were primarily due to our expectation of slower prepayments, which resulted in higher credit losses, on our non-agency mortgage-related securities. Increasing interest rates also contributed to the impairments recorded during the three months ended March 31, 2011, while lower interest rates during the three months ended March 31, 2012 resulted in a slight benefit from expected structural credit enhancements on the available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded losses on trading securities of $398 million during the three months ended March 31, 2012, compared to $234 million during the three months ended March 31, 2011. Losses in both periods were primarily due to the movement of securities with unrealized gains towards maturity. The losses during the three months ended March 31, 2011 were partially offset by larger fair value gains compared to the three months ended March 31, 2012, due to a tightening of OAS levels on agency securities.

We recorded derivative gains for this segment of $200 million during the three months ended March 31, 2012, compared to $1.1 billion during the three months ended March 31, 2011. While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. During both the three months ended March 31, 2012 and 2011, swap interest rate changes resulted in fair value gains on our pay-fixed swaps, largely offset by: (a) fair value losses on our receive-fixed swaps; and (b) fair value losses on our option-based derivatives resulting from losses on our purchased call swaptions, due to an increase in long-term interest rates. The fair value of derivatives during the three months ended March 31, 2012 reflects a decline in short-term interest rates and an increase in longer-term interest rates compared to the three months ended March 31, 2011, when both short-term and longer-term interest rates increased. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Our Investments segment’s total other comprehensive income was $335 million during the three months ended March 31, 2012, compared to $1.1 billion during the three months ended March 31, 2011. Net unrealized losses in AOCI on our available-for-sale securities decreased by $242 million during the three months ended March 31, 2012, primarily due to the impact of fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by fair value losses related to the movement of agency securities with unrealized gains towards maturity. Net unrealized losses in AOCI on our available-for-sale securities decreased by $1.0 billion during the three months ended March 31, 2011, primarily attributable to the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. The changes in fair value of CMBS, excluding impacts from the changes in interest rates, are reflected in the Multifamily segment.

For a discussion of items that may impact our Investments segment net interest income over time, see “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

24	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)

Segment Earnings:
Net interest income (expense)	$(32)	$100
Provision for credit losses	(2,184)	(2,284)
Non-interest income:
Management and guarantee income	1,011	870
Other non-interest income	181	211

Total non-interest income	1,192	1,081

Non-interest expense:
Administrative expenses	(193)	(215)
REO operations expense	(172)	(257)
Other non-interest expense	(73)	(66)

Total non-interest expense	(438)	(538)

Segment adjustments(2)	(196)	(185)

Segment Earnings (loss) before income tax (expense) benefit	(1,658)	(1,826)
Income tax (expense) benefit	(17)	6

Segment Earnings (loss), net of taxes	(1,675)	(1,820)
Total other comprehensive income (loss), net of taxes	(23)	(4)

Comprehensive income (loss)	$(1,698)	$(1,824)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,741	$1,819
Issuance — Single-family credit guarantees(3)	$111	$96
Fixed-rate products — Percentage of purchases(4)	95%	94%
Liquidation rate — Single-family credit guarantees (annualized)(5)	30%	28%

Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees	14.3	13.6
Amortization of delivery fees	8.9	5.5

Segment Earnings management and guarantee income	23.2	19.1

Credit:
Serious delinquency rate, at end of period	3.51%	3.63%
REO inventory, at end of period (number of properties)	59,307	65,159
Single-family credit losses, in bps (annualized)(6)	78.6	71.0
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,291	$10,453
30-year fixed mortgage rate(8)	4.0%	4.9%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings” in our 2011 Annual Report.
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated March 8, 2012. The outstanding amount for March 31, 2012 reflects the balance as of December 31, 2011.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $(1.7) billion in the first quarter of 2012 compared to $(1.8) billion in the first quarter of 2011, primarily due to an increase in management and guarantee income and a decline in Segment Earnings provision for credit losses.

25	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the three months ended March 31, 2012 and 2011.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended March 31, 2012
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2012	$17	13.9	$(4)	2.6	$13
2011	185	25.3	(53)	7.4	132
2010	195	26.1	(103)	13.4	92
2009	199	27.4	(106)	14.7	93
2008	86	25.1	(204)	73.5	(118)
2007	83	19.0	(791)	200.3	(708)
2006	53	18.9	(463)	157.2	(410)
2005	61	19.1	(451)	135.3	(390)
2004 and prior	132	20.4	(181)	25.4	(49)

Total	$1,011	23.2	$(2,356)	53.9	$(1,345)

Administrative expenses					(193)
Net interest income (expense)					(32)
Other non-interest income and expenses, net					(105)

Segment Earnings (loss), net of taxes					$(1,675)

	Three Months Ended March 31, 2011
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in bps)

Year of origination:(5)
2011	$26	15.0	$(3)	3.2	$23
2010	184	20.6	(52)	5.6	132
2009	170	18.5	(56)	6.0	114
2008	110	24.6	(228)	61.6	(118)
2007	101	18.8	(888)	181.1	(787)
2006	59	17.0	(788)	215.2	(729)
2005	66	16.6	(418)	100.2	(352)
2004 and prior	154	18.4	(108)	11.7	46

Total	$870	19.1	$(2,541)	55.9	$(1,671)

Administrative expenses					(215)
Net interest income (expense)					100
Other non-interest income and expenses, net					(34)

Segment Earnings (loss), net of taxes					$(1,820)

(1)	Includes amortization of delivery fees of $388 million and $252 million for first quarters of 2012 and 2011, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results. In the first quarter of 2012, we enhanced our method of allocating credit expenses by loan origination year. Prior period amounts have been revised to conform to the current period presentation.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

As of March 31, 2012, loans originated after 2008 have, on a cumulative basis, provided management and guarantee fee income that has exceeded the credit-related and administrative expenses associated with these loans. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within these new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. Nevertheless, various factors, such as continued high unemployment rates, further declines in home prices, or negative impacts of HARP loans originated in recent years (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations.

26	Freddie Mac

Based on our historical experience, we expect that the performance of the loans in an individual origination year will vary over time. The aggregate UPB of the loans from an origination year will decline over time due to repayments, refinancing, and other liquidation events, resulting in declining management and guarantee fee income from the loans in that origination year in future periods. In addition, we expect that the credit-related expenses related to the remaining loans in the origination year will increase over time, as some borrowers experience financial difficulties and default on their loans. As a result, there will likely be periods when an origination year is not profitable, though it may remain profitable on a cumulative basis.

Our management and guarantee fee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years coupled with a high volume of refinancing since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans from those years that remain in our portfolio and consequently reduced management and guarantee income associated with loans originated in 2005 through 2008 (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances for the foreseeable future. Consequently, we expect to continue reporting net losses for the Single-family Guarantee segment throughout 2012.

Segment Earnings management and guarantee income increased in the first quarter of 2012, as compared to the first quarter of 2011, primarily due to an increase in amortization of delivery fees. This was driven by a higher volume of delivery fees and the lower interest rate environment during the first quarter of 2012, which increased refinance activity.

The UPB of the Single-family Guarantee managed loan portfolio was $1.7 trillion at both March 31, 2012 and December 31, 2011. The annualized liquidation rate on our securitized single-family credit guarantees was approximately 30% and 28% for the first quarters of 2012 and 2011, respectively, and remained high in the first quarter of 2012 due to significant refinancing activity. We expect the size of our Single-family Guarantee managed loan portfolio will continue to decline during 2012.

Refinance volumes were high during the first quarter of 2012 due to continued low interest rates, and represented 87% of our single-family mortgage purchase volume during the first quarter of 2012, compared to 85% of our single-family mortgage purchase volume during the first quarter of 2011, based on UPB. Relief refinance mortgages comprised approximately 31% and 36% of our total refinance volume during the first quarters of 2012 and 2011, respectively. Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increases the probability of default. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 16% and 15% of our single-family purchase volume in the first quarters of 2012 and 2011, respectively, was relief refinance mortgages with LTV ratios above 80%. Relief refinance mortgages of all LTV ratios comprised approximately 13% and 11% of the UPB in our total single-family credit guarantee portfolio at March 31, 2012 and December 31, 2011, respectively.

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

Similar to our purchases in 2009 through 2011, the credit quality of the single-family loans we acquired in the first quarter of 2012 (excluding relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including relief refinance mortgages, represent more than half of the UPB of our single-family credit guarantee portfolio as of March 31, 2012, and their composition of that portfolio continues to grow.

Provision for credit losses for the Single-family Guarantee segment declined to $2.2 billion in the first quarter of 2012, compared to $2.3 billion in the first quarter of 2011. The provision for credit losses for the first quarter of 2012 reflects stabilizing expected loss severity and a decline in the number of seriously delinquent loan additions, while the first quarter of 2011 reflects worsening expected loss severity and higher modification volumes offset by a decline in the rate at which seriously delinquent loans ultimately transition to a loss event.

27	Freddie Mac

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 79 basis points and 71 basis points for the first quarters of 2012 and 2011, respectively. Charge-offs, net of recoveries, associated with single-family loans were $3.3 billion and $3.0 billion in the first quarters of 2012 and 2011, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.51% and 3.58% as of March 31, 2012 and December 31, 2011, respectively, and declined during the first quarter of 2012 primarily due to a high volume of foreclosure transfers and a slowdown in new serious delinquencies. Our serious delinquency rate remains high compared to historical levels due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. In addition, our serious delinquency rate was adversely impacted by the decline in the size of our single-family credit guarantee portfolio in the first quarter of 2012 because this rate is calculated on a smaller number of loans at the end of the period.

Segment Earnings REO operations expense was $172 million and $257 million in the first quarters of 2012, and 2011, respectively. The decrease in the first quarter of 2012, compared to the first quarter of 2011, was primarily due to stabilizing home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory during the first quarter of 2012. However, we experienced lower recoveries on REO properties during the first quarter of 2012, compared to the first quarter of 2011, primarily due to reduced recoveries from mortgage insurers due, in part to the continued weakness in the financial condition of our mortgage insurance counterparties, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

Our REO inventory (measured in number of properties) declined 2% from December 31, 2011 to March 31, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. We continued to experience high REO disposition severity ratios on sales of our REO inventory during the first quarter of 2012. We believe our single-family REO acquisition volume and single-family credit losses in the first quarter of 2012 have been less than they otherwise would have been due to delays in the single-family foreclosure process, particularly in states that require a judicial foreclosure process.

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

28	Freddie Mac

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)

Segment Earnings:
Net interest income	$318	$279
(Provision) benefit for credit losses	19	60
Non-interest income (loss):
Management and guarantee income	33	28
Net impairment of available-for-sale securities recognized in earnings	(16)	(135)
Gains (losses) on sale of mortgage loans	54	83
Gains (losses) on mortgage loans recorded at fair value	177	50
Other non-interest income (loss)	109	56

Total non-interest income (loss)	357	82

Non-interest expense:
Administrative expenses	(52)	(51)
REO operations income (expense)	1	—
Other non-interest expense	(15)	(13)

Total non-interest expense	(66)	(64)

Segment Earnings before income tax benefit (expense)	628	357
Income tax benefit (expense)	(4)	2

Segment Earnings, net of taxes	624	359
Total other comprehensive income, net of taxes	900	942

Comprehensive income	$1,524	$1,301

Key metrics:
Balances and Volume:
Average balance of Multifamily loan portfolio	$83,130	$85,779
Average balance of Multifamily guarantee portfolio	$36,645	$25,312
Average balance of Multifamily investment securities portfolio	$58,028	$62,842
Multifamily new loan purchase and other guarantee commitment volume	$5,751	$3,049
Multifamily units financed from new volume activity	86,431	52,641
Multifamily Other Guarantee Transaction issuance	$3,139	$2,906
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.90%	0.75%
Average Management and guarantee fee rate, in bps (annualized)(2)	38.7	46.8
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.39%	0.75%
Non-credit-enhanced loans, at period end	0.16%	0.25%
Total delinquency rate, at period end(3)	0.23%	0.36%
Allowance for loan losses and reserve for guarantee losses, at period end	$525	$747
Allowance for loan losses and reserve for guarantee losses, in bps	43.6	67.4
Credit losses, in bps (annualized)(4)	—	4.2
REO inventory, at net carrying value	$121	$115
REO inventory, at period end (number of properties)	16	15

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(3)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(4)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

Segment Earnings for our Multifamily segment increased to $624 million in the first quarter of 2012, compared to $359 million in the first quarter of 2011, primarily due to lower impairment associated with available-for-sale CMBS and higher gains on mortgage loans recorded at fair value in the first quarter of 2012. Our comprehensive income for our Multifamily segment was $1.5 billion in the first quarter of 2012, consisting of: (a) Segment Earnings of $0.6 billion; and (b) $0.9 billion of total other comprehensive income, which was mainly attributable to favorable changes in fair value of available-for-sale CMBS in the first quarter of 2012.

Our multifamily loan purchase and guarantee volume increased to $5.8 billion for first quarter of 2012, compared to $3.0 billion during the first quarter of 2011, as strong volumes from late in 2011 carried into the first quarter of 2012. However, we anticipate the growth in our purchase and guarantee volumes will slow for the remainder of the year, ultimately reflecting a more modest increase in 2012, compared to 2011. We completed Other Guarantee Transactions of $3.1 billion and $2.9 billion in UPB of multifamily loans in the first quarters of 2012 and 2011, respectively. The UPB of the total multifamily portfolio increased slightly to $177.4 billion at March 31, 2012 from $176.7 billion at December 31, 2011.

29	Freddie Mac

Segment Earnings net interest income increased by $39 million, or 14%, to $318 million, in the first quarter of 2012 from $279 million in the first quarter of 2011, primarily due to the cumulative effect of new business volumes since 2008 which have higher yields relative to allocated funding costs. Net interest yield was 90 and 75 basis points in the first quarters of 2012 and 2011, respectively.

Segment Earnings non-interest income (loss) was $357 million and $82 million in the first quarters of 2012 and 2011, respectively. The increase in the first quarter of 2012 was primarily driven by lower security impairments on CMBS and increased gains recognized on mortgage loans recorded at fair value, reflecting favorable market spread movements and higher amounts of loans held for subsequent securitization. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates.

While our Multifamily Segment Earnings management and guarantee income increased 18% in the first quarter of 2012 compared to the first quarter of 2011, the average management and guarantee fee rate on our guarantee portfolio declined to 39 basis points in the first quarter of 2012 from 47 basis points in the first quarter of 2011. The decline in our average management and guarantee fee rate in the first quarter of 2012 reflects the impact from our increased volume of Other Guarantee Transactions, which have lower credit risk associated with our guarantee (and thus we charge a lower rate) relative to other issued guarantees because these transactions contain significant levels of credit enhancement through subordination.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0 and 4 basis points in the first quarters of 2012 and 2011, respectively. Our Multifamily segment recognized a benefit for credit losses of $19 million and $60 million in the first quarters of 2012 and 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $525 million and $545 million as of March 31, 2012 and December 31, 2011, respectively. The decline in our loan loss reserves in the first quarter of 2012 was primarily driven by the increased seasoning of our portfolio and the lower level of estimated incurred credit losses based on our historical experience.

The credit quality of the multifamily mortgage portfolio remains strong, as evidenced by low delinquency rates and credit losses, which we believe reflects prudent underwriting practices. The delinquency rate for loans in the multifamily mortgage portfolio was 0.23% and 0.22%, as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, approximately half of the multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans. We expect our multifamily delinquency rate to remain relatively low during the remainder of 2012. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates and credit enhancements on multifamily loans. For further information on delinquencies, including geographical and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which are comprised primarily of restricted cash and cash equivalents at March 31, 2012. These short-term assets, related to our consolidated VIEs, increased by $2.7 billion from December 31, 2011 to March 31, 2012, primarily due to an increase in the level of refinancing activity.

30	Freddie Mac

Excluding amounts related to our consolidated VIEs, we held $8.6 billion and $28.4 billion of cash and cash equivalents, no federal funds sold, and $21.3 billion and $12.0 billion of securities purchased under agreements to resell at March 31, 2012 and December 31, 2011, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $27.6 billion of cash and cash equivalents and $24.4 billion of federal funds sold and securities purchased under agreements to resell during the three months ended March 31, 2012.

For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”

Investments in Securities

The table below provides detail regarding our investments in securities as of March 31, 2012 and December 31, 2011. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions as of March 31, 2012 and December 31, 2011. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

Table 16 — Investments in Securities

	Fair Value
	March 31, 2012	December 31, 2011
	(in millions)

Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$76,163	$81,092
Subprime	27,145	27,999
CMBS	54,753	55,663
Option ARM	5,818	5,865
Alt-A and other	11,094	10,879
Fannie Mae	18,897	20,322
Obligations of states and political subdivisions	7,565	7,824
Manufactured housing	748	766
Ginnie Mae	239	249

Total available-for-sale mortgage-related securities	202,422	210,659

Total investments in available-for-sale securities	202,422	210,659

Trading:
Mortgage-related securities:
Freddie Mac(1)	14,504	16,047
Fannie Mae	13,692	15,165
Ginnie Mae	151	156
Other	153	164

Total trading mortgage-related securities	28,500	31,532

Non-mortgage-related securities:
Asset-backed securities	695	302
Treasury bills	3,000	100
Treasury notes	23,164	24,712
FDIC-guaranteed corporate medium-term notes	2,960	2,184

Total trading non-mortgage-related securities	29,819	27,298

Total investments in trading securities	58,319	58,830

Total investments in securities	$260,741	$269,489

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities classified as trading of $29.8 billion and $27.3 billion as of March 31, 2012 and December 31, 2011, respectively. While balances may fluctuate from period to period, we continue to meet required liquidity and contingency levels.

Mortgage-Related Securities

Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, the single-family PCs and certain Other Guarantee Transactions we purchase as investments are not accounted for as investments in securities because we recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

31	Freddie Mac

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

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2012			December 31, 2011
	Fixed	Variable		Fixed	Variable
	Rate	Rate(1)	Total	Rate	Rate(1)	Total
	(in millions)

Freddie Mac mortgage-related securities:(2)
Single-family	$68,545	$9,064	$77,609	$72,795	$9,753	$82,548
Multifamily	859	1,755	2,614	1,216	1,792	3,008

Total Freddie Mac mortgage-related securities	69,404	10,819	80,223	74,011	11,545	85,556

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	14,859	14,908	29,767	16,543	15,998	32,541
Multifamily	47	76	123	52	76	128
Ginnie Mae:
Single-family	243	100	343	253	104	357
Multifamily	16	—	16	16	—	16

Total Non-Freddie Mac agency securities	15,165	15,084	30,249	16,864	16,178	33,042

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	332	47,519	47,851	336	48,696	49,032
Option ARM	—	13,508	13,508	—	13,949	13,949
Alt-A and other	2,047	14,272	16,319	2,128	14,662	16,790
CMBS	19,113	33,122	52,235	19,735	34,375	54,110
Obligations of states and political subdivisions(5)	7,448	22	7,470	7,771	22	7,793
Manufactured housing	797	138	935	831	129	960

Total non-agency mortgage-related securities(6)	29,737	108,581	138,318	30,801	111,833	142,634

Total UPB of mortgage-related securities	$114,306	$134,484	248,790	$121,676	$139,556	261,232

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(12,724)			(12,363)
Net unrealized (losses) on mortgage-related securities, pre-tax			(5,144)			(6,678)

Total carrying value of mortgage-related securities			$230,922			$242,191

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 36% and 37% of these securities held at March 31, 2012 and December 31, 2011, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% of total non-agency mortgage-related securities held at both March 31, 2012 and December 31, 2011 were AAA-rated as of those dates, based on the UPB and the lowest rating available.

32	Freddie Mac

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

Table 18 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2012		December 31, 2011
	UPB	Fair Value	UPB	Fair Value
	(in millions)

Agency pass-through securities(1)	$22,093	$23,940	$24,283	$26,193
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	2,725	—	2,863
Principal-only securities(3)	3,284	3,057	3,569	3,344
Inverse floating-rate securities(4)	4,439	6,165	4,839	6,826
Other Structured Securities	80,656	87,759	85,907	93,805

Total agency securities	110,472	123,646	118,598	133,031
Non-agency securities(5)	138,318	107,276	142,634	109,160

Total mortgage-related securities	$248,790	$230,922	$261,232	$242,191

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e. higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes fair values of $3 million and $2 million of interest-only securities at March 31, 2012 and December 31, 2011, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $261.2 billion at December 31, 2011 to $248.8 billion at March 31, 2012, while the fair value of these investments decreased from $242.2 billion at December 31, 2011 to $230.9 billion at March 31, 2012. The reduction resulted from our purchase activity remaining less than liquidations, consistent with our efforts to reduce our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for the three months ended March 31, 2012 and 2011. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

33	Freddie Mac

Table 19 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$5	$16
Non-agency mortgage-related securities purchased for Other Guarantee Transactions	3,124	2,879

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	3,129	2,895

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	1,019
Variable-rate	50	168

Total agency securities	50	1,187

Non-agency mortgage-related securities:
CMBS:
Variable-rate	10	—

Total non-agency mortgage-related securities	10	—

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	60	1,187

Total non-Freddie Mac mortgage-related securities purchased	$3,189	$4,082

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$3,465	$36,679
Variable-rate	132	2,542
Multifamily:
Fixed-rate	—	25

Total Freddie Mac mortgage-related securities purchased	$3,597	$39,246

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.

During the three months ended March 31, 2012, we reduced our participation in dollar roll transactions, which were primarily used to support the market and pricing of our PCs, as compared to the three months ended March 31, 2011. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. The purchases during the three months ended March 31, 2011 reflected in “Table 19 — Mortgage-Related Securities Purchase Activity” are attributed primarily to these transactions. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business” in our 2011 Annual Report.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At March 31, 2012, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $18.7 billion, compared to $20.1 billion at December 31, 2011. The decrease was primarily due to fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities. We believe the unrealized losses related to these securities at March 31, 2012 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

Higher-Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, interest-only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

34	Freddie Mac

•	Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”

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

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(dollars in millions)

UPB:
Subprime first lien(2)	$47,478	$48,644	$49,794	$51,070	$52,403
Option ARM	13,508	13,949	14,351	14,778	15,232
Alt-A(3)	13,885	14,260	14,643	15,059	15,487
Gross unrealized losses, pre-tax:(4)
Subprime first lien(2)	$12,661	$13,401	$14,132	$13,764	$12,481
Option ARM	2,909	3,169	3,216	3,099	3,170
Alt-A(3)	2,094	2,612	2,468	2,171	1,941
Present value of expected future credit losses:(5)
Subprime first lien(2)	$7,325	$6,746	$5,414	$6,487	$6,612
Option ARM	3,908	4,251	4,434	4,767	4,993
Alt-A(3)	2,237	2,235	2,204	2,310	2,401
Collateral delinquency rate:(6)
Subprime first lien(2)	42%	42%	42%	42%	44%
Option ARM	43	44	44	44	44
Alt-A(3)	25	25	25	26	26
Average credit enhancement:(7)
Subprime first lien(2)	20%	21%	22%	23%	24%
Option ARM	6	7	8	10	11
Alt-A(3)	6	7	7	8	8
Cumulative collateral loss:(8)
Subprime first lien(2)	23%	22%	21%	20%	19%
Option ARM	18	17	16	15	14
Alt-A(3)	9	8	8	7	7

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our non-agency mortgage-related securities increased to $14.2 billion at March 31, 2012 from $14.0 billion at December 31, 2011. All of these amounts have been reflected in our net impairment of available-for-sale

35	Freddie Mac

securities recognized in earnings in this period or prior periods. The increase in the present value of expected future credit losses was primarily due to our expectation of slower prepayments on our non-agency mortgage-related securities.

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(in millions)

Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,175	$1,159	$1,287	$1,341	$1,361
Principal cash shortfalls	6	7	6	10	14
Option ARM:
Principal repayments	$272	$298	$318	$331	$315
Principal cash shortfalls	169	103	109	123	100
Alt-A and other:
Principal repayments	$374	$385	$425	$464	$452
Principal cash shortfalls	97	80	81	84	81

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $1.8 billion on impaired non-agency mortgage-related securities, of which $275 million related to the three months ended March 31, 2012. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. It is difficult to estimate the point at which structural credit enhancements will be exhausted and we will incur actual losses. During the three months ended March 31, 2012, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

36	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings.

Table 22 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale
	Securities Recognized in Earnings
	Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(in millions)

Subprime:(1)
2006 & 2007	$433	$472	$29	$67	$717
Other years	8	8	2	3	17

Total subprime	441	480	31	70	734

Option ARM:
2006 & 2007	32	40	15	43	232
Other years	16	19	4	22	49

Total option ARM	48	59	19	65	281

Alt-A:
2006 & 2007	16	22	29	16	15
Other years	36	21	10	15	23

Total Alt-A	52	43	39	31	38

Other loans	5	3	41	1	2

Total subprime, option ARM, Alt-A and other loans	546	585	130	167	1,055
CMBS	16	8	27	183	135
Manufactured housing	2	2	4	2	3

Total available-for-sale mortgage-related securities	$564	$595	$161	$352	$1,193

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $564 million during the three months ended March 31, 2012, compared to $1.2 billion during the three months ended March 31, 2011. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual securities increased during the period. These impairments include $546 million related to securities backed by subprime, option ARM, and Alt-A and other loans during the three months ended March 31, 2012, compared to $1.1 billion during the three months ended March 31, 2011. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2012. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2012 and have recorded these fair value losses in AOCI.

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

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the three months ended March 31, 2012 and 2011. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

37	Freddie Mac

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

For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2011 Annual Report. For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure documentation practices, could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report.

For information regarding our efforts to mitigate losses on our investments in non-agency mortgage-related securities, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk.”

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at March 31, 2012 based on their ratings as of March 31, 2012, as well as those held at December 31, 2011 based on their ratings as of December 31, 2011 using the lowest rating available for each security.

38	Freddie Mac

Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

				Gross	Bond
		Percentage	Amortized	Unrealized	Insurance
Credit Ratings as of March 31, 2012	UPB	of UPB	Cost	Losses	Coverage(1)
	(dollars in millions)

Subprime loans:
AAA-rated	$599	1%	$599	$(65)	$18
Other investment grade	2,292	5	2,292	(291)	383
Below investment grade(2)	44,960	94	36,859	(12,310)	1,603

Total	$47,851	100%	$39,750	$(12,666)	$2,004

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	63	—	63	(6)	63
Below investment grade(2)	13,445	100	8,651	(2,903)	36

Total	$13,508	100%	$8,714	$(2,909)	$99

Alt-A and other loans:
AAA-rated	$109	1%	$109	$(6)	$6
Other investment grade	2,395	14	2,413	(302)	296
Below investment grade(2)	13,815	85	10,723	(1,945)	2,067

Total	$16,319	100%	$13,245	$(2,253)	$2,369

CMBS:
AAA-rated	$25,479	49%	$25,517	$(17)	$41
Other investment grade	23,801	45	23,754	(220)	1,584
Below investment grade(2)	2,955	6	2,833	(463)	1,695

Total	$52,235	100%	$52,104	$(700)	$3,320

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,187	20%	$26,225	$(88)	$65
Other investment grade	28,551	22	28,522	(819)	2,326
Below investment grade(2)	75,175	58	59,066	(17,621)	5,401

Total	$129,913	100%	$113,813	$(18,528)	$7,792

Total investments in mortgage-related securities	$248,790
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	52%

Credit Ratings as of December 31, 2011

Subprime loans:
AAA-rated	$1,000	2%	$1,000	$(115)	$23
Other investment grade	2,643	5	2,643	(399)	383
Below investment grade(2)	45,389	93	37,704	(12,894)	1,641

Total	$49,032	100%	$41,347	$(13,408)	$2,047

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	76	1	76	(8)	76
Below investment grade(2)	13,873	99	8,943	(3,161)	39

Total	$13,949	100%	$9,019	$(3,169)	$115

Alt-A and other loans:
AAA-rated	$350	2%	$348	$(20)	$6
Other investment grade	2,237	13	2,260	(371)	310
Below investment grade(2)	14,203	85	11,053	(2,421)	2,139

Total	$16,790	100%	$13,661	$(2,812)	$2,455

CMBS:
AAA-rated	$25,499	47%	$25,540	$(22)	$42
Other investment grade	25,421	47	25,394	(346)	1,585
Below investment grade(2)	3,190	6	2,851	(180)	1,697

Total	$54,110	100%	$53,785	$(548)	$3,324

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,849	20%	$26,888	$(157)	$71
Other investment grade	30,377	23	30,373	(1,124)	2,354
Below investment grade(2)	76,655	57	60,551	(18,656)	5,516

Total	$133,881	100%	$117,812	$(19,937)	$7,941

Total investments in mortgage-related securities	$261,232
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

39	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets declined to $1.80 trillion as of March 31, 2012, as compared to $1.82 trillion as of December 31, 2011. This decline reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and our competitive position compared to other market participants.

The UPB of unsecuritized single-family mortgage loans declined by $6.2 billion to $165.5 billion at March 31, 2012, from $171.7 billion at December 31, 2011, primarily due to our net loan securitization volume exceeding the amount of delinquent loans we removed from PC trusts during the first quarter of 2012. We expect that our holdings of unsecuritized single-family loans could increase in the remainder of 2012.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $70.0 billion, or 4.1%, of these loans as of March 31, 2012 were seriously delinquent, as compared to $72.4 billion, or 4.2%, as of December 31, 2011. This decline was primarily due to modifications, foreclosure transfers, and short sale activity. The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $82.5 billion at March 31, 2012 and $82.3 billion at December 31, 2011. Our multifamily loan activity in the first quarters of 2012 and 2011 primarily consisted of purchases of loans intended for securitization and subsequent sale through Other Guarantee Transactions. To pursue our primary multifamily business strategy, we expect to continue to purchase and then securitize multifamily loans, which provides liquidity for the multifamily market, supports affordability for multifamily rental housing, and helps us manage our credit risks.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $38.3 billion and $39.5 billion at March 31, 2012 and December 31, 2011, respectively, including $37.8 billion and $38.9 billion, respectively, related to single-family loans. At March 31, 2012 and December 31, 2011, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 2.0% and 2.1%, respectively, and as a percentage of the UPB associated with our non-performing loans was 31.3% and 32.0%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

The table below summarizes our purchase and guarantee activity in mortgage loans. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the

40	Freddie Mac

period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

Table 24 — Mortgage Loan Purchase and Other Guarantee Commitment Activity(1)

	Three Months Ended March 31,
	2012		2011
	UPB	% of	UPB	% of
	Amount	Total	Amount	Total
		(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$61,847	56%	$62,898	62%
20-year amortizing fixed-rate	8,410	8	6,715	7
15-year amortizing fixed-rate	29,574	26	22,110	22
Adjustable-rate(2)	5,152	5	5,741	6
FHA/VA and other governmental	90	<1	87	<1

Total single-family(3)	105,073	95	97,551	97

Multifamily	5,751	5	3,049	3

Total mortgage loan purchases and other guarantee commitment activity(4)	$110,824	100%	$100,600	100%

Percentage of mortgage purchases and other guarantee commitment activity with credit enhancements(5)	9%		7%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first quarters of 2012 or 2011.
(3)	Includes $8.6 billion and $7.3 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the first quarters of 2012 and 2011, respectively.
(4)	Includes issuances of other guarantee commitments on single-family loans of $2.3 billion and $1.8 billion and issuances of other guarantee commitments on multifamily loans of $0.1 billion and $0.2 billion during the first quarters of 2012 and 2011, respectively.
(5)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations, or assignments prior to contractual maturity, and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets in derivative assets, net and derivative liabilities, net. See “NOTE 10: DERIVATIVES” for additional information regarding our derivatives.

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of March 31, 2012. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were

41	Freddie Mac

terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

Table 25 — Derivative Fair Values and Maturities

	March 31, 2012
	Notional or		Fair Value(1)
	Contractual	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$236,803	$9,080	$59	$519	$3,538	$4,964
Weighted average fixed rate(4)			1.52%	0.92%	2.24%	3.10%
Forward-starting swaps(5)	11,650	792	—	—	—	792
Weighted average fixed rate(4)			—%	—%	—%	3.83%

Total receive-fixed	248,453	9,872	59	519	3,538	5,756

Basis (floating to floating)	2,400	2	(1)	—	3	—
Pay-fixed:
Swaps	280,869	(26,292)	(38)	(2,647)	(5,112)	(18,495)
Weighted average fixed rate(4)			0.95%	3.11%	2.83%	3.68%
Forward-starting swaps(5)	15,704	(1,490)	—	—	—	(1,490)
Weighted average fixed rate(4)			—%	—%	—%	3.80%

Total pay-fixed	296,573	(27,782)	(38)	(2,647)	(5,112)	(19,985)

Total interest-rate swaps	547,426	(17,908)	20	(2,128)	(1,571)	(14,229)

Option-based:
Call swaptions
Purchased	52,500	7,766	1,789	3,382	555	2,040
Written	12,025	(886)	(172)	(557)	(157)	—
Put swaptions
Purchased	49,450	527	6	35	134	352
Written	250	(5)	(5)	—	—	—
Other option-based derivatives(6)	34,365	2,029	—	—	—	2,029

Total option-based	148,590	9,431	1,618	2,860	532	4,421

Futures	44,281	(66)	(66)	—	—	—
Foreign-currency swaps	1,179	84	59	25	—	—
Commitments	22,298	(37)	(37)	—	—	—
Swap guarantee derivatives	3,631	(36)	—	(1)	(1)	(34)

Subtotal	767,405	(8,532)	$1,594	$756	$(1,040)	$(9,842)

Credit derivatives	9,338	(4)

Subtotal	776,743	(8,536)
Derivative interest receivable (payable), net		(1,089)
Trade/settle receivable (payable), net		299
Derivative cash collateral (held) posted, net		9,212

Total	$776,743	$(114)

(1)	Fair value is categorized based on the period from March 31, 2012 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of March 31, 2012.
(6)	Primarily includes purchased interest-rate caps and floors.

At March 31, 2012, the net fair value of our total derivative portfolio was $(114) million, as compared to $(317) million at December 31, 2011. During the three months ended March 31, 2012, the net fair value of our total derivative portfolio increased primarily due to the impact of an increase in long-term interest rates on our net pay-fixed swap portfolio, partially offset by the impact of the increase in long-term interest rates on our receive-fixed swap and option-based derivatives. See “NOTE 10: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2012 and December 31, 2011, as well as derivative collateral posted and held.

42	Freddie Mac

The table below summarizes the changes in derivative fair values.

Table 26 — Changes in Derivative Fair Values

	Three Months Ended March 31,
	2012(1)	2011(2)
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(8,662)	$(6,560)
Net change in:
Commitments	19	20
Credit derivatives	—	(5)
Swap guarantee derivatives	1	—
Other derivatives:(3)
Changes in fair value	76	986
Fair value of new contracts entered into during the period(4)	—	233
Contracts realized or otherwise settled during the period	30	(291)

Ending balance, at March 31 — Net asset (liability)	$(8,536)	$(5,617)

(1)	Refer to “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of March 31, 2012.
(2)	At March 31, 2011, fair value in this table excludes derivative interest receivable or (payable), net of $(1.6) billion, trade/settle receivable or (payable), net of $3 million, and derivative cash collateral posted, net of $6.5 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee. The balance of our REO, net, declined to $5.5 billion at March 31, 2012 from $5.7 billion at December 31, 2011. We believe the volume of our single-family REO acquisitions in the first quarter of 2012 was less than it otherwise would have been due to delays in the foreclosure process, particularly in states that require a judicial foreclosure process. We expect that the length of the foreclosure process will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting REO inventory could have a negative impact on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

After evaluating all available evidence, including our losses, the events and developments related to our conservatorship, volatility in the economy, related difficulty in forecasting future profit levels, and our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered, we continue to record a valuation allowance on a portion of our net deferred tax assets. See “NOTE 12: INCOME TAXES” for additional information.

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets increased to $10.8 billion as of March 31, 2012 from $10.5 billion as of December 31, 2011 primarily due to an increase in servicer receivables resulting from an increase in the proceeds of mortgage loans paid off by borrowers at the end of the quarter that had not yet been remitted to us. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

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

43	Freddie Mac

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2011 Annual Report for a discussion of our management activities related to other debt.

The table below presents the UPB for Freddie Mac issued mortgage-related securities by the underlying mortgage product type.

Table 27 — Freddie Mac Mortgage-Related Securities(1)

	March 31, 2012			December 31, 2011
	Issued by	Issued by		Issued by	Issued by
	Consolidated	Non-Consolidated		Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Trusts	Trusts	Total
			(in millions)

Single-family:
30-year or more amortizing fixed-rate	$1,103,277	$—	$1,103,277	$1,123,105	$—	$1,123,105
20-year amortizing fixed-rate	72,108	—	72,108	68,584	—	68,584
15-year amortizing fixed-rate	262,377	—	262,377	252,563	—	252,563
Adjustable-rate(2)	70,641	—	70,641	69,402	—	69,402
Interest-only(3)	55,253	—	55,253	59,007	—	59,007
FHA/VA and other governmental	3,139	—	3,139	3,267	—	3,267

Total single-family	1,566,795	—	1,566,795	1,575,928	—	1,575,928

Multifamily	—	4,458	4,458	—	4,496	4,496

Total single-family and multifamily	1,566,795	4,458	1,571,253	1,575,928	4,496	1,580,424

Other Guarantee Transactions:
HFA bonds:(4)
Single-family	—	5,950	5,950	—	6,118	6,118
Multifamily	—	933	933	—	966	966

Total HFA bonds	—	6,883	6,883	—	7,084	7,084
Other:
Single-family(5)	12,228	3,739	15,967	12,877	3,838	16,715
Multifamily	—	22,744	22,744	—	19,682	19,682

Total Other Guarantee Transactions	12,228	26,483	38,711	12,877	23,520	36,397

REMICs and Other Structured Securities backed by Ginnie Mae Certificates(6)	—	748	748	—	779	779

Total Freddie Mac Mortgage-Related Securities	$1,579,023	$38,572	$1,617,595	$1,588,805	$35,879	$1,624,684

Less: Repurchased Freddie Mac Mortgage-
Related Securities(7)	(119,658)			(136,329)

Total UPB of debt securities of consolidated trusts held by third parties	$1,459,365			$1,452,476

(1)	Amounts are based on UPB of the securities and exclude mortgage-related debt traded, but not yet settled.
(2)	Includes $1.1 billion and $1.2 billion in UPB of option ARM mortgage loans as of March 31, 2012 and December 31, 2011, respectively. See endnote (5) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of bonds we acquired and resecuritized under the NIBP.
(5)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $7.1 billion and $7.3 billion in UPB of securities backed by option ARM mortgage loans at March 31, 2012 and December 31, 2011, respectively.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 92% at both March 31, 2012 and December 31, 2011. Freddie Mac single-family mortgage-related securities that we issued during the three months ended March 31, 2012 were backed by a significant proportion of refinance mortgages. During the three months ended March 31, 2012, the UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 0.6%, as the volume of our new issuances has been less than the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $22.7 billion as of March 31, 2012 from $19.7 billion as of December 31, 2011, due to multifamily loan securitization activity.

44	Freddie Mac

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,452,476	$1,517,001
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	64,041	61,791
20-year amortizing fixed-rate	8,395	6,243
15-year amortizing fixed-rate	30,672	19,866
Adjustable-rate	5,148	5,646
Interest-only	—	152
FHA/VA	—	160
Debt securities of consolidated trusts retained by us at issuance	(2,905)	(6,345)

Net issuances of debt securities of consolidated trusts	105,351	87,513
Reissuances of debt securities of consolidated trusts previously held by us(2)	11,642	24,576

Total issuances to third parties of debt securities of consolidated trusts	116,993	112,089
Extinguishments, net(3)	(110,104)	(131,241)

Ending balance of debt securities of consolidated trusts held by third parties	$1,459,365	$1,497,849

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of March 31, 2012 and 2011.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $6.3 billion as of March 31, 2012 from $6.0 billion as of December 31, 2011 primarily because of an increase in: (a) credit loss-related liabilities, largely due to third party sales adjustments for accrued estimated losses on unsettled foreclosure alternative transactions at quarter end; and (b) real estate services payable relating to estimated taxes and insurance on REO properties held in inventory at quarter end. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 29 — Changes in Total Equity (Deficit)

	Three Months Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(in millions)

Beginning balance	$(146)	$(5,991)	$(1,478)	$1,237	$(401)
Net income (loss)	577	619	(4,422)	(2,139)	676
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	1,147	701	(80)	903	1,941
Changes in unrealized gains (losses) related to cash flow hedge relationships	111	118	124	135	132
Changes in defined benefit plans	(46)	68	2	1	(9)

Comprehensive income (loss)	1,789	1,506	(4,376)	(1,100)	2,740
Capital draw funded by Treasury	146	5,992	1,479	—	500
Senior preferred stock dividends declared	(1,807)	(1,655)	(1,618)	(1,617)	(1,605)
Other	—	2	2	2	3

Total equity (deficit)/Net worth	$(18)	$(146)	$(5,991)	$(1,478)	$1,237

Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,317	$71,171	$65,179	$63,700	$63,700
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$18,328	$16,521	$14,866	$13,248	$11,631
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	26%	23%	23%	21%	18%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

45	Freddie Mac

We will request a $19 million draw from Treasury under the Purchase Agreement to eliminate the quarterly equity deficit as of March 31, 2012. In addition, we paid cash dividends to Treasury of $1.8 billion during the three months ended March 31, 2012.

Net unrealized losses on our available-for-sale securities in AOCI decreased by $1.1 billion during the three months ended March 31, 2012. The decrease for the three months ended March 31, 2012 was primarily due to the impact of fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and the impact of tightening OAS levels on our CMBS. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $111 million during the three months ended March 31, 2012, respectively, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in our 2011 Annual Report for additional information regarding these and other risks.

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

Institutional Credit Risk

Our exposure to single-family mortgage seller/servicers remained high during the first quarter of 2012 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. We rely on our single-family seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. The financial condition of the mortgage insurance industry remained weak during the first quarter of 2012, and the substantial majority of our mortgage insurance exposure is concentrated with four counterparties, all of which are under significant financial stress. In addition, our exposure to derivatives counterparties remains highly concentrated as compared to historical levels. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

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

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2011 Annual Report for information about these efforts.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the first quarters of 2012 and 2011 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

46	Freddie Mac

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 79% of our single-family purchase volume during the first quarter of 2012. Wells Fargo Bank, N.A. and U.S. Bank, N.A. accounted for 28% and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2012. In recent periods, certain large seller/servicers curtailed their lending activities, which may impact the concentration of our purchase volume in the remainder of 2012.

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

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. In recent periods, some of our seller/servicers have failed to fully perform their repurchase obligations in a timely manner, and to a lesser extent, certain others have failed to perform on their obligations due to their weakened financial capacity. The table below provides a summary of our repurchase request activity for the three months ended March 31, 2012 and 2011.

Table 30 — Repurchase Request Activity(1)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Beginning balance, December 31,	$2,716	$3,807
New requests issued	2,625	2,801
Requests collected(2)	(854)	(1,248)
Requests cancelled(3)	(1,224)	(1,902)
Other(4)	(34)	(15)

Ending balance, March 31,	$3,229	$3,443

(1)	Beginning and ending balances represent the UPB of the loans associated with the repurchase requests. New requests issued and requests cancelled represent the amount of the request, while requests collected represent the amount of cash payment received.
(2)	Requests collected include payments received upon fulfillment of the repurchase request, reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated settlements, and other alternative remedies.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

As shown in the table above, the UPB of loans subject to open repurchase requests increased to approximately $3.2 billion as of March 31, 2012 from $2.7 billion as of December 31, 2011 because the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 38% and 39% of the repurchase requests outstanding at March 31, 2012 and December 31, 2011, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of March 31, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.7 billion, and approximately 47% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual

47	Freddie Mac

credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at both March 31, 2012 and December 31, 2011, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial. Our actual credit losses could increase should the mortgage insurance coverage not be reinstated and we fail to collect on these repurchase requests.

During 2010 and 2009, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As of March 31, 2012, loans totaling $155.8 billion in UPB, representing 9% of our single-family credit guarantee portfolio, were subject to such negotiated agreements. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that in 2011 it had “suspended certain future repurchase agreements with seller/servicers concerning their repurchase obligations pending the outcome” of a review by Freddie Mac of its loan sampling methodology. We did not enter into any agreements with seller/servicers concerning release of their repurchase obligations during 2011 or the first quarter of 2012. During the first quarter of 2012, we revised our loan sampling methodology for 2012. Our methodology in 2012 expands the coverage of our loan reviews as compared to our prior sampling methodology and may result in higher levels of repurchase requests. We are continuing to discuss our loan sampling methodology with FHFA. We cannot predict when this process will be completed or whether or when FHFA will terminate or revise its suspension with respect to our entering into agreements concerning repurchase obligations with seller/servicers. It is possible that our loan sampling methodology could further change in ways that further increase our repurchase request volumes with our seller/servicers.

We meet with our larger seller/servicers with deficiencies identified during our performing loan sampling to help ensure they make appropriate changes to their underwriting processes. In addition, for all of our largest seller/servicers, we actively manage the current quality of loan originations by providing monthly written and oral communications regarding loan defect rates and the drivers of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action. Our contracts with some seller/servicers give us the right to levy certain compensatory fees when mortgage loans delivered to us fail to meet our aggregate loan quality metrics.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses as of March 31, 2012 and December 31, 2011; however, our actual recoveries may be different than our estimates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A. serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans as of March 31, 2012, and together serviced approximately 49% of our single-family mortgage loans. Because we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also continue to be adversely affected by delays in the foreclosure process. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loan workout efforts, including under the MHA Program and the recent servicing alignment initiative, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. We significantly revised our monitoring program for servicer performance during 2011. In March 2012, we announced changes to our monitoring program in order to provide for the assessment of certain fees to compensate us for deficiencies in servicer performance. These fees will go into effect on June 1, 2012 and September 1, 2012.

48	Freddie Mac

Multifamily Mortgage Seller/Servicers

We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily mortgage servicers and our multifamily lenders, or customers. A significant portion of our multifamily mortgage loans are serviced by several large multifamily servicers. As of March 31, 2012, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, and together serviced approximately 40% of our multifamily mortgage portfolio. We acquire a significant portion of our multifamily purchase volume from several large customers. For the three months ended March 31, 2012, our top multifamily seller, CBRE Capital Markets, Inc., accounted for 26% of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 87% of our multifamily purchase volume for the three months ended March 31, 2012.

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

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we hold on our consolidated balance sheets as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments. We also evaluate the collectability of outstanding receivables from these counterparties related to outstanding and unpaid claims. We believe that many of our mortgage insurers are not sufficiently capitalized to withstand the stress of the current weak economic environment. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. In many cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. As a result of these and other factors, we reduced our estimates of recovery associated with the expected amount of our claims for several of these insurers in determining our allowance for loan losses associated with our single-family loans on our consolidated balance sheets at March 31, 2012 and December 31, 2011.

The table below summarizes our exposure to mortgage insurers as of March 31, 2012. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance, and, as of March 31, 2012, we had primary mortgage insurance coverage on loans that represent approximately 11% of the UPB of our single-family credit guarantee portfolio.

49	Freddie Mac

Table 31 — Mortgage Insurance by Counterparty

			As of March 31, 2012
		Credit Rating	Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B	Negative	$46.0	$23.1	$11.8
Radian Guaranty Inc	B	Negative	35.8	6.6	9.9
Genworth Mortgage Insurance Corporation	B	Negative	28.6	0.8	7.2
United Guaranty Residential Insurance Co.	BBB	Stable	28.7	0.2	7.1
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	22.5	0.8	5.7
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	18.2	1.7	4.6
Triad Guaranty Insurance Corp (Triad)(6)	Not Rated	N/A	7.7	0.5	1.9
CMG Mortgage Insurance Co.	BBB	Negative	3.0	0.1	0.7
Essent Guaranty, Inc.	Not Rated	N/A	1.3	—	0.3

Total			$191.8	$33.8	$49.2

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of April 23, 2012. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	In January 2012, RMIC began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $491 million and $587 million during the three months ended March 31, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.0 billion as of both March 31, 2012 and December 31, 2011.

The UPB of single-family loans covered by pool insurance declined approximately 15% during the three months ended March 31, 2012, primarily due to prepayments and other liquidation events. We did not purchase pool insurance on single-family loans during the three months ended March 31, 2012. In recent periods, we also reached the maximum limit of recovery on certain pool insurance policies.

Based on information we have received from MGIC, we understand that MGIC may challenge our current and future claims under certain of their pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in the table above. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.6 billion lower than the amount of coverage outstanding set forth in the table above. This difference may increase, but we do not expect it to exceed approximately $0.7 billion.

In August 2011, we suspended PMI and its affiliates and RMIC and its affiliates as approved mortgage insurers, due to adverse developments concerning the companies. As a result, loans insured by either company (except relief refinance loans with pre-existing insurance) are ineligible for sale to Freddie Mac. Both PMI and RMIC recently instituted partial claim payment plans, under which claim payments will be made 50% in cash, with the remaining amount deferred. We and FHFA are in discussions with the state regulators of PMI and RMIC concerning future payments of our claims. It is not yet clear how the state regulators of PMI and RMIC will administer their respective deferred payment plans. In addition, to date, the state regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so. If Triad, PMI, and RMIC do not pay their deferred payment obligations, we would lose a significant portion of the coverage from these counterparties shown in the table above.

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

50	Freddie Mac

The table below presents our coverage amounts of bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses related to such a failure.

Table 32 — Bond Insurance by Counterparty

			As of March 31, 2012
		Credit Rating	Coverage	Percent of
Counterparty Name	Credit Rating(1)	Outlook(1)	Outstanding(2)	Total(2)
			(dollars in billions)

Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$4.2	45%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1.7	18
MBIA Insurance Corp.	B–	Under Review	1.3	13
Assured Guaranty Municipal Corp.	AA–	Negative	1.1	11
National Public Finance Guarantee Corp.	BBB	Negative	1.1	12
Syncora Guarantee Inc.(3)	CC	Developing	0.1	1
Radian Guaranty Inc. (Radian)	B	Negative	<0.1	<1

Total			$9.5	100%

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of April 23, 2012. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora Guarantee Inc. are currently operating under regulatory supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from several of our bond insurers, including Ambac and FGIC, due to adverse developments concerning these companies. Ambac and FGIC are currently not paying any of their claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively impacted. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations at March 31, 2012 and December 31, 2011. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of March 31, 2012 and December 31, 2011, there were $60.7 billion and $68.5 billion, respectively, of cash and other non-mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

Derivative Counterparties

We use exchange-traded derivatives and OTC derivatives and are exposed to institutional credit risk with respect to both types of derivatives. We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and maintenance margin with our clearing firm in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives lessens our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it is an asset reported as

51	Freddie Mac

derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount) as necessary to satisfy its net obligation to us under the master agreement.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties had credit ratings of A+, A, or A− as of April 23, 2012. We require counterparties with such credit ratings to post collateral if our net exposure to them on derivative contracts exceeds $1 million. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase. The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At March 31, 2012, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2012, which includes both cash collateral held and posted by us, net.

52	Freddie Mac

Table 33 — Derivative Counterparty Credit Exposure

	As of March 31, 2012
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA–	5	$71,261	$499	$36	5.5	$10 million or less
A+	6	307,792	1,668	25	6.2	$1 million or less
A	7	268,535	135	96	5.8	$1 million or less
A–	1	42,942	—	—	6.4	$1 million or less

Subtotal(7)	19	690,530	2,302	157	6.0
Futures and clearinghouse-settled derivatives		44,581	2	2
Commitments		22,298	22	22
Swap guarantee derivatives		3,631	—	—
Other derivatives(8)		15,703	1	1

Total derivatives		$776,743	$2,327	$182

	As of December 31, 2011
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
	(dollars in millions)

AA–	5	$73,277	$536	$19	5.0	$10 million or less
A+	6	337,013	2,538	1	5.8	$1 million or less
A	5	208,416	12	51	6.2	$1 million or less
A–	2	89,284	—	—	5.5	$1 million or less

Subtotal(7)	18	707,990	3,086	71	5.8
Futures and clearinghouse-settled derivatives		43,831	8	8
Commitments		14,318	38	38
Swap guarantee derivatives		3,621	—	—
Other derivatives(8)		18,489	1	1

Total derivatives		$788,249	$3,133	$118

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives had defaulted simultaneously on March 31, 2012, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $157 million. Our similar exposure as of December 31, 2011 was $71 million. Four counterparties each accounted for greater than 10% and collectively accounted for 83% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at March 31, 2012. These counterparties were BNP Paribas, Deutsche Bank, A.G., Royal Bank of Scotland, and UBS AG., all of which were rated “A” or above by S&P as of April 23, 2012.

Approximately 97% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at March 31, 2012 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold,

53	Freddie Mac

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $22 million and $38 million at March 31, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, and Greece (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely impacted due to weaknesses in the economic and fiscal situations of those countries. In recent periods, Moody’s and S&P downgraded a number of European countries, including Italy, Spain, and Portugal. We are monitoring our exposures to these countries and institutions.

As of March 31, 2012, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

Our derivative portfolio and cash and other investments portfolio counterparties include a number of major European and non-European financial institutions. Many of these institutions operate in Europe, and we believe that all of these financial institutions have direct or indirect exposure to the troubled European countries. For many of these institutions, their direct and indirect exposures to the troubled European countries change on a daily basis. We monitor our major counterparties’ exposures to the troubled European countries, and adjust our exposures and risk limits to individual counterparties accordingly. Our exposures to derivative portfolio and cash and other investments portfolio counterparties are described in “Derivative Counterparties,” “Cash and Other Investments Counterparties” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

We took a number of actions in 2011 designed to reduce our exposures to certain derivative portfolio and cash and other investments portfolio counterparties due to their exposure to the troubled European countries, including substantially reducing our derivative exposure limits, our limits on the amount of unsecured overnight deposits, and our limits for asset-backed commercial paper. For certain repurchase counterparties, we reduced the credit limit and restricted the term of such transactions to overnight. We also ceased investing in prime money funds that could hold substantial amounts of non-U.S. sovereign debt.

It is possible that continued adverse developments in Europe could significantly impact our counterparties that have direct or indirect exposure to the troubled European countries. In turn, this could adversely affect their ability to meet their obligations to us. For more information, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or

54	Freddie Mac

financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us” in our 2011 Annual Report.

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

Single-Family Mortgage Credit Risk

Single-family mortgage credit risk is primarily influenced by the credit profile of the borrower of the mortgage loan (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage itself, the purpose of the mortgage, occupancy type, property type, the LTV ratio, and local and regional economic conditions, including home prices and unemployment rates. Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product, and the occupancy type of the loan.

In the first quarter of 2012, we continued our efforts to build value for the industry and build the infrastructure for a future housing finance system. These efforts include the implementation of the UMDP which provides us with the ability to collect additional data that we believe will improve our risk management practices. The UMDP creates standard terms and definitions to be used throughout the industry and establishes standard reporting protocols. The UMDP is a key building block in developing a future secondary mortgage market. In the first quarter of 2012, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. FHFA also directed us and Fannie Mae to discuss harmonizing our seller/servicer contracts.

As part of our quality control process, after our purchase of the loans, we review the underwriting documentation for a sample of loans for compliance with our contractual standards. The most common underwriting deficiencies found in our reviews during 2011 were related to insufficient income and inadequate or missing documentation to support borrower qualification. The next most common deficiency was inaccurate data entered into Loan Prospector, our automated underwriting system. We are continuing to perform quality control sampling for loans we purchased in 2011 and have not yet compiled our results.

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

Conditions in the mortgage market improved in certain geographical areas but continued to remain challenging during the first quarter of 2012. Most single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. As of March 31, 2012 and December 31, 2011, the serious delinquency rate for loans originated in 2005 through 2008 in our single-family credit guarantee portfolio was 8.93% and 8.75%, respectively, whereas the serious delinquency rate for loans originated in 2009 through 2011 was 0.34% and 0.30%, respectively. Our serious delinquency rates remained high in the first quarter of 2012 compared to historical levels, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans remained at high levels during the first quarter of 2012.

55	Freddie Mac

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 at both March 31, 2012 and December 31, 2011. We purchased or guaranteed approximately 491,000 and 461,000 single-family loans totaling $105.1 billion and $97.6 billion of UPB during the first quarters of 2012 and 2011, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Our guarantees related to second-lien mortgage loans in the single-family credit guarantee portfolio are insignificant.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during the first quarter of 2012. Approximately 95% of the single-family mortgages we purchased in the first quarter of 2012 were fixed-rate amortizing mortgages, based on UPB. Approximately 87% of the single-family mortgages we purchased in the first quarter of 2012 were refinance mortgages, and approximately 31% of these refinance mortgages were relief refinance mortgages, based on UPB.

The table below provides additional characteristics of single-family mortgage loans purchased during the first quarters of 2012 and 2011, and of our single-family credit guarantee portfolio at March 31, 2012 and December 31, 2011.

56	Freddie Mac

Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the
	Three Months Ended
	March 31,		Portfolio Balance at(2)
	2012	2011	March 31, 2012	December 31, 2011

Original LTV Ratio Range(3)(4)

60% and below	33%	33%	23%	23%
Above 60% to 70%	18	18	15	16
Above 70% to 80%	40	42	42	42
Above 80% to 90%	5	4	10	9
Above 90% to 100%	4	3	8	8
Above 100%	<1	<1	2	2

Total	100%	100%	100%	100%

Weighted average original LTV ratio	66%	66%	72%	72%

Estimated Current LTV Ratio Range(5)

60% and below			25%	25%
Above 60% to 70%			12	12
Above 70% to 80%			18	18
Above 80% to 90%			15	15
Above 90% to 100%			10	10
Above 100% to 110%			6	6
Above 110% to 120%			4	4
Above 120%			10	10

Total			100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)			80%	79%
All other mortgages			80%	80%
Total mortgages			80%	80%

Credit Score(3)(7)

740 and above	78%	74%	55%	55%
700 to 739	15	18	21	21
660 to 699	6	7	14	14
620 to 659	1	1	7	7
Less than 620	<1	<1	3	3

Total	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)	743	745	743	744
All other mortgages	763	758	735	734
Total mortgages	758	754	736	735

Loan Purpose

Purchase	13%	15%	29%	30%
Cash-out refinance	16	19	26	27
Other refinance(8)	71	66	45	43

Total	100%	100%	100%	100%

Property Type

Detached/townhome(9)	95%	94%	92%	92%
Condo/Co-op	5	6	8	8

Total	100%	100%	100%	100%

Occupancy Type

Primary residence	92%	92%	91%	91%
Second/vacation home	4	4	5	5
Investment	4	4	4	4

Total	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $2 billion at March 31, 2012 and December 31, 2011, are excluded from portfolio balance data since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative, unless otherwise noted. See “Table 37 — Single-Family Refinance Loan Volume” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(5)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	Relief refinance mortgages of all LTV ratios comprised approximately 13% and 11% of our single-family credit guarantee portfolio by UPB as of March 31, 2012 and December 31, 2011, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of borrowers’ creditworthiness at March 31, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at March 31, 2012.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the three months ended March 31, 2012 and 2011, was $139 million and $123 million, respectively.

57	Freddie Mac

As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. The UPB of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 20% of the total at both March 31, 2012 and December 31, 2011, and the serious delinquency rate for these loans was 12.6% and 12.8%, respectively. Due to declines in home prices since 2006, we estimate that as of March 31, 2012 and December 31, 2011, approximately 50% and 49%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. In recent years, loans with current LTV ratios greater than 100% have contributed disproportionately to our credit losses.

A second lien mortgage reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both March 31, 2012 and December 31, 2011, approximately 15% of loans in our single-family credit guarantee portfolio had second lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.2 billion and $11.1 billion at March 31, 2012 and December 31, 2011, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of single-family mortgage loans.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. In a rising interest rate environment, balloon/reset and ARM borrowers typically default at a higher rate than fixed-rate borrowers. However, in recent years, during which interest rates have generally remained relatively low, our delinquency and default rates on adjustable-rate and balloon/reset mortgage loans continue to be as high as, or higher than, those on fixed-rate loans because these borrowers also have been affected by declining housing and economic conditions and/or had other higher-risk characteristics. Interest-only and option ARM loans are higher-risk mortgage products based on the features of these types of loans. See “Other Categories of Single-Family Mortgage Loans” below for additional information on higher-risk mortgages in our single-family credit guarantee portfolio.

In recent periods, we experienced a high volume of loan modifications, as troubled borrowers were able to take advantage of the various programs that we offered. The majority of our loan modifications result in new terms that include predetermined interest rates for the remaining term of the loan. For example, our HAMP loan modifications result in an initial below-market interest rate that after five years gradually adjusts to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate products for presentation within this Form 10-Q and elsewhere in our reporting even though they have a rate adjustment provision because the future rates are determined at the time of modification rather than at a subsequent date.

The following paragraphs provide information on the interest-only, option ARM, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

58	Freddie Mac

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 4% of the UPB of our single-family credit guarantee portfolio at both March 31, 2012 and December 31, 2011. We fully discontinued purchasing such loans on September 1, 2010.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both March 31, 2012 and December 31, 2011, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $7.1 billion and $7.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at March 31, 2012 and December 31, 2011, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $8.6 billion and $7.3 billion of conforming jumbo loans during the first quarters of 2012 and 2011, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of March 31, 2012 and December 31, 2011 was $52.5 billion and $49.8 billion, respectively, or 3% of the UPB of our single-family credit guarantee portfolio at both dates. The average size of these loans was approximately $541,000 and $545,000 at March 31, 2012 and December 31, 2011, respectively. For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments” in our 2011 Annual Report for further information on the conforming loan limits.

Other Categories of Single-Family Mortgage Loans

While we have classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and our classification of such loans may differ from those used by other companies. For example, some financial institutions may use FICO scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. For a definition of the subprime and Alt-A single-family loans and securities in this Form 10-Q, see “GLOSSARY.”

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.2 billion and $2.3 billion of security collateral underlying our Other Guarantee Transactions at March 31, 2012 and December 31, 2011, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At March 31, 2012 and December 31, 2011, we held $47.9 billion and $49.0 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 6% and 7% of these securities were investment grade at March 31, 2012 and December 31, 2011, respectively. The credit performance of loans underlying these securities has deteriorated significantly since 2008 and further deteriorated during the first quarter of 2012. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

59	Freddie Mac

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $89.4 billion as of March 31, 2012 from $94.3 billion as of December 31, 2011. The UPB of our Alt-A loans declined in the first quarter of 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. As of March 31, 2012, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 717. Although Alt-A mortgage loans comprised approximately 5% of our single-family credit guarantee portfolio as of March 31, 2012, these loans represented approximately 24% of our credit losses during the first quarter of 2012.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2012, we purchased approximately $16.7 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $1.4 billion during the first quarter of 2012.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2012 and December 31, 2011, we held investments of $16.3 billion and $16.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 15% of these securities were categorized as investment grade at both dates. The credit performance of loans underlying these securities has deteriorated significantly since 2008 and experienced further deterioration during the first quarter of 2012. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

60	Freddie Mac

Table 35 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of March 31, 2012
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$342.2	105%	7.3%	9.0%
Categories (individual characteristics):
Alt-A(5)	89.4	107	9.4	11.8
Interest-only(6)	67.3	120	0.2	17.2
Option ARM(7)	8.1	117	6.1	19.6
Original LTV ratio greater than 90%, non-HARP mortgages(8)	105.2	107	8.4	8.3
Original LTV ratio greater than 90%, HARP mortgages(8)	70.0	105	0.1	1.3
Lower FICO scores at origination (less than 620)(8)	54.4	93	13.8	12.6

	As of December 31, 2011
				Serious
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$342.9	105%	7.2%	9.3%
Categories (individual characteristics):
Alt-A(5)	94.3	107	8.8	11.9
Interest-only(6)	72.0	120	0.2	17.6
Option ARM(7)	8.4	119	5.5	20.5
Original LTV ratio greater than 90%, non-HARP mortgages(8)	107.9	108	8.1	8.5
Original LTV ratio greater than 90%, HARP mortgages(8)	59.3	104	0.1	1.3
Lower FICO scores at origination (less than 620)(8)	55.6	93	13.4	12.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	Loans within the Alt-A category continue to remain in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification.
(6)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(7)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(8)	See endnotes (4) and (7) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our presentation of FICO scores, respectively.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. Except for HARP loans with LTV ratios greater than 90%, we purchased a limited amount of loans in the higher-risk categories presented above since the beginning of 2009, and have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans originated in 2005 to 2008 within our single-family credit guarantee portfolio, which have a higher composition of loans with higher-risk characteristics, continues to decline primarily due to repayments and other liquidations, including completed foreclosure alternatives and foreclosure transfers. We currently expect that, over time, the replacement (other than through relief refinance activity) of the 2005 to 2008 vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring remains slow, primarily due to low volumes of home purchase mortgage originations and delays in the foreclosure process. For the first quarter of 2012, loans originated in 2005 through 2008 in our single-family credit guarantee portfolio comprised approximately 88% of our credit losses.

Loans within one or more of the higher-risk categories presented in the table above comprised approximately 20% of our single-family credit guarantee portfolio as of both March 31, 2012 and December 31, 2011. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics declined slightly to $342.2 billion as of March 31, 2012 from $342.9 billion as of December 31, 2011. This decline was principally due to repayments and other liquidations, including completed foreclosure alternatives and foreclosure transfers, but was substantially offset by increases in loans with original LTV ratios greater than 90% due to significant relief refinance mortgage activity during the first quarter of 2012. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 9.0% as of March 31, 2012 from 9.3% as of December 31, 2011.

61	Freddie Mac

Credit Enhancements

The portfolio information below excludes our holdings of non-Freddie Mac mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, as discussed below, under HARP, we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation, as this would reduce the amount of our recoveries.

At March 31, 2012 and December 31, 2011, our credit-enhanced mortgages represented 13% and 14%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Freddie Mac securities backed by Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We recognized recoveries (excluding reimbursements for our expenses) of $515 million and $684 million that reduced our charge-offs of single-family loans during the three months ended March 31, 2012 and 2011, respectively. These amounts include $298 million and $435 million during the three months ended March 31, 2012 and 2011, respectively, in recognized recoveries associated with our primary and pool mortgage insurance policies. We recognized additional recoveries associated with our primary and pool mortgage insurance policies that reduced our single-family REO operations expenses by $23 million and $86 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the percentage of our single-family loan purchases with credit enhancement coverage was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Credit Enhancements” in our 2011 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (e.g., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2011 Annual Report for a general description of our loan workouts.

Loan workouts are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. While we incur costs in the short term to execute our loan workout initiatives, we believe that, overall, these initiatives could reduce our ultimate credit losses over the long term. During the three months ended March 31, 2012, we helped approximately 40,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 29,000 foreclosures. HAMP and our new non-HAMP standard loan modification

62	Freddie Mac

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

FHFA announced that it has been asked to consider new HAMP incentives available to the GSEs for principal reduction. FHFA previously released an analysis concluding that principal forgiveness does not provide benefits that are greater than principal forbearance as a loss mitigation tool. FHFA stated that its assessment of the investor incentives now being offered by Treasury will follow its previous analysis, including consideration of the eligible universe, operational costs to implement such changes, and potential borrower incentive effects.

The table below presents the number of single-family loans that completed modification or were in trial periods under HAMP as of March 31, 2012 and December 31, 2011.

Table 36 — Single-Family Home Affordable Modification Program Volume(1)

	As of		As of
	March 31, 2012		December 31, 2011
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$35,011	158,688	$33,681	152,519
Loans in the HAMP trial period	$2,359	11,038	$2,790	12,802

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the borrower’s monthly payment was reduced on average by an estimated $565, which amounts to an average of $6,785 per year, and a total of $1.1 billion in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

63	Freddie Mac

Approximately 32% of our loans in the HAMP trial period as of March 31, 2012 have been in the trial period for more than the minimum duration of three months. Based on information provided by the MHA Program administrator, the average length of the trial period for loans in the program as of March 31, 2012 was five months. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. For information about the percentage of completed loan modifications that remained current, see “Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

HAMP is one modification option for single-family loans, but we also have completed a large volume of modifications through our non-HAMP loan modification initiatives.

The costs we incur related to HAMP have been, and will likely continue to be, significant. We paid $46 million of servicer incentives during the first quarter of 2012, as compared to $39 million of such incentives during the first quarter of 2011. As of March 31, 2012, we accrued $79 million for both initial and recurring servicer incentives not yet due. We paid $30 million of borrower incentives during the first quarter of 2012, as compared to $21 million of these incentives during the first quarter of 2011. As of March 31, 2012, we accrued $63 million for borrower incentives not yet due. We also have the potential to incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP. See “MD&A — RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” in our 2011 Annual Report for additional information about the costs associated with HAMP.

Servicing Alignment Initiative and Non-HAMP Standard Modifications

Under the direction of FHFA, we recently implemented a new set of standards for servicing non-performing loans owned or guaranteed by Freddie Mac that aligns with standards for loans owned or guaranteed by Fannie Mae. The servicing alignment initiative provides for consistent ongoing processes for non-HAMP loan modifications. We believe that the servicing alignment initiative will ultimately: (a) change, among other things, the way servicers communicate and work with troubled borrowers; (b) bring greater consistency and accountability to the servicing industry; and (c) help more distressed homeowners avoid foreclosure. We provided standards to our servicers under this initiative that require they initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers, and consistent timelines for processing foreclosures. These standards are expected to result in greater alignment of servicer processes for both HAMP and most non-HAMP workouts.

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

As part of the servicing alignment initiative, we have implemented a new non-HAMP standard loan modification initiative. This standard modification replaced our previous non-HAMP modification initiative beginning January 1, 2012. The standard modification requires a three-month trial period. Servicers were permitted to begin offering standard modification trial period plans with effective dates on or after October 1, 2011. As of March 31, 2012, approximately 400 borrowers had completed this type of modification with aggregate UPB of $78 million, and approximately 5,000 borrowers were in the modification trial period. We experienced a decline in completed modification volume in the first quarter of 2012 and expect continued relatively low volumes in the second quarter of 2012, below what otherwise would be expected, as servicers transition to the new standard modification initiative and borrowers complete the trial period. We expect to complete a significant number of these non-HAMP standard loan modifications in the future and the costs we incur related to these modifications will likely be significant. See “MD&A — RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” in our 2011 Annual Report for information about the costs associated with our non-HAMP standard loan modifications. While we incur costs in the short-term to execute our non-HAMP standard modifications, we believe that, overall, our non-HAMP standard modifications could reduce our ultimate credit losses over the long-term.

Home Affordable Refinance Program and Relief Refinance Mortgage Initiative

Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners (whose monthly payments are current) with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or

64	Freddie Mac

fixed-rate terms. HARP is targeted at borrowers with current LTV ratios above 80%; however, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate.

A number of FHFA-directed changes to HARP were announced in late 2011. These changes are intended to allow more borrowers to participate in the program and benefit from refinancing their home mortgages. These revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinancing strengthens the borrowers’ capacity to repay their mortgages and, in some cases, reduce the payments under their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, we may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on the refinanced HARP loans. As of March 31, 2012, we had purchased approximately $5 billion in UPB of HARP loans with reduced representations and warranties. We could also experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments.

We began purchasing HARP loans under the expanded program in January 2012. However, since industry participation in HARP is not mandatory, implementation schedules have varied as individual lenders, mortgage insurers and other market participants modify their processes. It is too early to estimate how many eligible borrowers are likely to refinance under the revised program. There can be no assurance that the benefits from the revised program will exceed our costs.

Our underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented in the last several years. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where borrower payments under their mortgages are reduced, thereby strengthening the borrowers’ potential to make their mortgage payments.

Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increase the probability of default. Our relief refinance initiative is only for qualifying mortgage loans that we already hold or guarantee. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements.

The table below presents the composition of our purchases of refinanced single-family loans during the three months ended March 31, 2012 and 2011.

Table 37 — Single-Family Refinance Loan Volume(1)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Amount	Number of Loans	Percent(2)	Amount	Number of Loans	Percent(2)
	(dollars in millions)

Relief refinance mortgages:
Above 125% LTV ratio	$476	2,217	0.5%	$—	—	—%
Above 105% to 125% LTV ratio	4,447	21,113	5.0	2,527	10,747	3.1
Above 80% to 105% LTV ratio	12,331	61,954	13.8	12,006	54,974	14.7
80% and below LTV ratio	10,218	66,824	11.5	14,573	87,025	17.8

Total relief refinance mortgages	$27,472	152,108	30.8%	$29,106	152,746	35.6%

Total refinance loan volume(3)	$89,278	416,497	100%	$81,757	390,008	100%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, excluding those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Based on UPB.
(3)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 31% and 36% of our total refinance volume in the first quarter of 2012 and 2011, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% represented approximately 16% and 15% of our total single-family credit guarantee portfolio purchases during the three months ended March 31, 2012 and 2011, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 13% and 11% of the UPB in our total single-family credit guarantee portfolio at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the serious delinquency rates for relief refinance loans were as follows: (a) 0.3% for loans with LTV ratios of 80% or less; (b) 0.9% for loans with LTV ratios from 80% to 100%; (c) 1.4% for loans with LTV ratios of more than 100%; and (d) and 0.6% for the total of all relief refinance mortgages.

65	Freddie Mac

Loan Workout Volumes and Modification Performance

The table below presents volumes of single-family loan workouts, serious delinquency, and foreclosures for the three months ended March 31, 2012 and 2011.

Table 38 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Three Months Ended March 31,
	2012		2011
	Number of	Loan	Number of	Loan
	Loans	Balances	Loans	Balances
	(dollars in millions)

Home retention actions:
Loan modifications
with no change in terms(2)	446	$82	1,265	$219
with term extension	1,171	222	5,280	961
with reduction of contractual interest rate and, in certain cases, term extension	8,863	1,908	22,968	5,167
with rate reduction, term extension and principal forbearance	3,197	863	5,645	1,505

Total loan modifications(3)	13,677	3,075	35,158	7,852
Repayment plans(4)	10,575	1,477	9,099	1,286
Forbearance agreements(5)	3,656	692	7,678	1,526

Total home retention actions	27,908	5,244	51,935	10,664

Foreclosure alternatives:
Short sale	12,052	2,731	10,621	2,488
Deed in lieu of foreclosure transactions	193	33	85	15

Total foreclosure alternatives	12,245	2,764	10,706	2,503

Total single-family loan workouts	40,153	$8,008	62,641	$13,167

Seriously delinquent loan additions	80,815		97,464

Single-family foreclosures(6)	28,954		31,087

Seriously delinquent loans, at period end	400,787		436,314

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 19,981 and 20,592 borrowers as of March 31, 2012 and 2011, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in most home retention actions, particularly loan modifications, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to declines in the number of seriously delinquent loan additions and in borrower participation in HAMP. The implementation of the non-HAMP standard modification also negatively impacted the number of completed modifications in the first quarter of 2012, as servicers have had to transition borrowers to the new modification initiative and borrowers now need to complete a trial period before receiving the final modification. The decline in loan modifications during the first quarter of 2012 is also due to a reduction in the volume of loans transitioning to serious delinquency, compared to the fourth quarter of 2011, which has contributed to a reduction in the inventory of problem loans in our single-family credit guarantee portfolio. Foreclosure alternative volume increased 14% in the first quarter of 2012, compared to the first quarter of 2011, and we expect the volume of foreclosure alternatives to remain high in the remainder of 2012 primarily because we offer incentives to servicers to complete short sales instead of foreclosures. We plan to introduce additional initiatives during the remainder of 2012 designed to help more distressed borrowers avoid foreclosure through short sales and deed in lieu of foreclosure transactions.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $70 billion as of March 31, 2012 from $69 billion as of December 31, 2011. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.0% and 2.9% of our single-family credit guarantee portfolio as of March 31, 2012 and December 31, 2011, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 123% and the serious delinquency rate on these loans was 17.1% as of March 31, 2012. Approximately $42 billion in UPB of our

66	Freddie Mac

completed loan modifications at March 31, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to a market rate (determined at the time of the modification).

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010

Time since modification-
3 to 5 months	89%	86%	87%	86%	85%	82%	81%	85%
6 to 8 months		84	82	83	82	81	78	81
9 to 11 months			82	79	78	78	79	78
12 to 14 months				80	76	76	76	79
15 to 17 months					76	73	73	76
18 to 20 months						74	71	73
21 to 23 months							72	71
24 to 26 months								72

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010

Time since modification-
3 to 5 months	78%	73%	76%	78%	80%	77%	73%	75%
6 to 8 months		70	67	69	71	74	66	65
9 to 11 months			67	63	66	68	65	59
12 to 14 months				64	61	64	61	60
15 to 17 months					63	61	56	56
18 to 20 months						62	54	52
21 to 23 months							56	50
24 to 26 months								52

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010	1Q 2010

Time since modification-
3 to 5 months	86%	81%	83%	83%	82%	80%	79%	83%
6 to 8 months		79	77	77	76	78	75	78
9 to 11 months			76	73	72	74	75	74
12 to 14 months				73	68	71	71	75
15 to 17 months					69	68	68	72
18 to 20 months						69	66	69
21 to 23 months							68	67
24 to 26 months								68

(1)	In the first quarter of 2012, we revised this presentation to reflect the percentage of loans that are current and performing (less than one month past due) or have been paid in full. Excludes loans in foreclosure status and loans in modification trial periods. Prior period amounts have been revised to conform to current period presentation.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been re-modified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that have become seriously delinquent (i.e., three months or more delinquent or in foreclosure), transitioned to REO, or completed a loss-producing foreclosure alternative. As of March 31, 2012, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during 2011, 2010 and 2009 was 11%, 21%, and 51%, respectively. Many of the borrowers that received modifications in 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of March 31, 2012, the redefault rate for loans modified under HAMP in 2011, 2010, and 2009 was approximately 8%, 18%, and 20%, respectively. These redefault rates may not be representative of the future performance of modified loans, including those modified under HAMP. We believe the redefault rate for loans modified in the last three years, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

Credit Performance

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the

67	Freddie Mac

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

Our serious delinquency rates have been affected by delays, including those due to temporary actions to suspend foreclosure transfers of occupied homes, increases in foreclosure process timeframes, process requirements of HAMP, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. As a result, we believe our single-family serious delinquency rates were higher in the first quarter of 2012 than they otherwise would have been. As of March 31, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 70%, respectively.

The table below presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 40 — Single-Family Serious Delinquency Rates

	As of
	March 31, 2012		December 31, 2011
		Serious		Serious
	Percentage	Delinquency	Percentage	Delinquency
	of Portfolio	Rate	of Portfolio	Rate

Single-family:
Non-credit-enhanced	87%	2.80%	86%	2.84%
Credit-enhanced(1)	13	8.02	14	8.03

Total single-family credit guarantee portfolio(2)	100%	3.51	100%	3.58

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of March 31, 2012 and December 31, 2011, approximately 71% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined to 3.51% as of March 31, 2012 from 3.58% as of December 31, 2011. Our serious delinquency rate remains high compared to historical levels due to continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. In addition, our serious delinquency rate was adversely impacted by the decline in the size of our single-family credit guarantee portfolio in the first quarter of 2012 because this rate is calculated on a smaller number of loans at the end of the period.

Serious delinquency rates for interest-only and option ARM products, which together represented approximately 4% of our total single-family credit guarantee portfolio at March 31, 2012, were 17.2% and 19.6%, respectively, as compared with 17.6% and 20.5% at December 31, 2011. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, a more traditional mortgage product, were approximately 3.9% at both March 31, 2012 and December 31, 2011.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. In certain states, our single-family serious

68	Freddie Mac

delinquency rates have remained persistently high. As of March 31, 2012, single-family loans in Arizona, California, Florida, and Nevada comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 6.0%. During the three months ended March 31, 2012, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices and weak economic conditions since 2006 than those homeowners that have built up equity in their homes over a longer period of time.

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2012
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(dollars in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$36	$404	$440	91%	4.8%	6.0%
All other states	53	1,235	1,288	76	2.6	2.8
Year of origination:
2012	—	61	61	71	—	—
2011	—	281	281	70	—	<0.1
2010	—	304	304	72	<0.1	0.3
2009	<1	285	285	73	0.1	0.6
2008	7	103	110	93	4.9	5.9
2007	27	129	156	114	11.0	11.7
2006	24	93	117	112	10.0	10.9
2005	17	115	132	96	5.5	6.7
2004 and prior	14	268	282	61	2.6	2.9

	As of December 31, 2011
				Estimated		Serious
	Alt-A	Non Alt-A		Current LTV	Percentage	Delinquency
	UPB	UPB	Total UPB	Ratio(1)	Modified(2)	Rate
	(dollars in billions)

Geographical distribution:
Arizona, California, Florida, and Nevada	$38	$406	$444	93%	4.6%	6.2%
All other states	56	1,246	1,302	75	2.5	2.9
Year of origination:
2011	—	250	250	70	—	0.1
2010	—	324	324	71	<0.1	0.3
2009	<1	315	315	72	0.1	0.5
2008	7	113	120	92	4.4	5.7
2007	29	138	167	113	10.2	11.6
2006	25	99	124	112	9.3	10.8
2005	18	124	142	96	5.1	6.5
2004 and prior	15	289	304	61	2.5	2.8

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
		(in millions)			(in millions)

Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$561	$1,318	$1,879	$737	$1,247	$1,984
All other states	269	1,287	1,556	273	969	1,242
Year of origination:
2012	—	—	—	—	—	—
2011	—	5	5	—	—	—
2010	—	32	32	—	—	—
2009	—	58	58	<1	32	32
2008	27	273	300	28	222	250
2007	310	960	1,270	404	774	1,178
2006	294	588	882	364	568	932
2005	171	407	578	193	376	569
2004 and prior	28	282	310	21	244	265

(1)	See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

69	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of March 31, 2012 and December 31, 2011.

Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of March 31, 2012
			Current LTV Ratio				Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Percentage	Delinquency
	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	7.9%	0.8%	12.9%	1.0%	23.3%	2.7%	17.1%	13.9%
15- year amortizing fixed-rate	0.2	4.1	<0.1	9.1	<0.1	16.4	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.4	<0.1	17.0	<0.1	24.9	0.1	10.2	15.0
Interest-only(5)	<0.1	14.8	<0.1	22.4	0.1	34.1	0.1	0.4	29.7
Other(6)	<0.1	3.8	<0.1	6.1	<0.1	12.5	<0.1	4.4	5.5

Total FICO scores < 620	1.2	6.9	0.8	13.0	1.1	23.5	3.1	13.8	12.6

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.1	1.5	8.8	1.9	18.2	5.4	11.9	10.0
15- year amortizing fixed-rate	0.5	2.4	<0.1	6.4	0.1	14.3	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.4	0.1	11.0	0.2	23.1	0.4	2.1	12.2
Interest-only(5)	<0.1	10.7	0.1	17.6	0.2	30.7	0.3	0.3	26.4
Other(6)	<0.1	2.2	<0.1	4.6	<0.1	4.2	<0.1	1.6	3.6

Total FICO scores of 620 to 659	2.6	4.3	1.7	9.0	2.4	19.1	6.7	9.3	9.3

FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	34.7	1.0	19.9	2.4	12.5	9.2	67.1	2.9	2.8
15- year amortizing fixed-rate	13.7	0.4	1.0	1.1	0.2	5.3	14.9	0.1	0.5
ARMs/adjustable rate(4)	2.6	1.1	0.8	4.0	0.8	14.3	4.2	0.5	4.2
Interest-only(5)	0.4	3.5	0.7	9.0	2.3	20.2	3.4	0.1	15.8
Other(6)	<0.1	1.8	<0.1	1.5	0.1	1.9	0.1	0.5	1.8

Total FICO scores ≥ 660	51.4	0.8	22.4	2.6	15.9	10.6	89.7	2.0	2.5

FICO scores not available	0.3	4.8	0.1	12.2	0.1	21.7	0.5	5.7	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.8	1.6	22.1	3.4	15.5	11.4	75.4	4.2	3.9
15- year amortizing fixed-rate	14.4	0.6	1.1	1.5	0.2	6.5	15.7	0.1	0.7
ARMs/adjustable rate(4)	2.8	1.7	0.9	5.2	0.9	15.9	4.6	1.0	5.1
Interest-only(5)	0.4	4.3	0.8	10.2	2.7	21.6	3.9	0.2	17.2
Other(6)	0.1	9.0	0.1	8.2	0.2	8.2	0.4	7.0	8.6

Total single-family credit guarantee portfolio(7)	55.5%	1.3%	25.0%	3.5%	19.5%	12.6%	100.0%	3.0%	3.5%

By Region(8)

FICO scores < 620:
North Central	0.2%	6.0%	0.2%	10.8%	0.2%	18.9%	0.6%	13.7%	11.3%
Northeast	0.4	9.2	0.2	18.7	0.2	29.4	0.8	14.7	15.0
Southeast	0.2	7.7	0.2	13.6	0.3	28.7	0.7	14.3	15.5
Southwest	0.2	5.0	0.1	10.5	0.1	18.8	0.4	9.6	7.7
West	0.2	4.5	0.1	8.9	0.3	19.1	0.6	16.7	11.5

Total FICO scores < 620	1.2	6.9	0.8	13.0	1.1	23.5	3.1	13.8	12.6

FICO scores of 620 to 659:
North Central	0.4	3.8	0.3	7.9	0.5	14.5	1.2	8.9	8.0
Northeast	0.8	5.8	0.5	13.0	0.4	24.2	1.7	9.4	10.6
Southeast	0.5	5.2	0.3	9.4	0.6	23.7	1.4	9.5	12.0
Southwest	0.5	3.0	0.3	7.0	0.1	13.2	0.9	6.1	4.9
West	0.4	3.0	0.3	6.8	0.8	17.0	1.5	12.4	9.6

Total FICO scores of 620 to 659	2.6	4.3	1.7	9.0	2.4	19.1	6.7	9.3	9.3

FICO scores ≥ 660:
North Central	8.6	0.7	4.6	2.2	2.9	7.1	16.1	1.6	1.9
Northeast	14.9	1.0	5.7	3.9	2.1	13.1	22.7	1.7	2.4
Southeast	7.2	1.2	3.9	2.8	3.7	14.1	14.8	2.2	4.1
Southwest	7.5	0.6	2.6	1.9	0.4	6.0	10.5	0.9	1.1
West	13.2	0.5	5.6	1.7	6.8	9.9	25.6	3.0	2.9

Total FICO scores ≥ 660	51.4	0.8	22.4	2.6	15.9	10.6	89.7	2.0	2.5

Total FICO scores not available	0.3	4.8	0.1	12.2	0.1	21.7	0.5	5.7	8.9

All FICO scores:
North Central	9.2	1.0	5.1	3.1	3.6	9.1	17.9	2.7	2.8
Northeast	16.3	1.6	6.4	5.3	2.7	16.3	25.4	2.8	3.5
Southeast	7.9	1.8	4.4	4.0	4.7	16.5	17.0	3.5	5.4
Southwest	8.2	1.0	3.1	3.0	0.6	9.0	11.9	1.9	1.8
West	13.9	0.7	6.0	2.2	7.9	11.0	27.8	3.9	3.5

Total single-family credit guarantee portfolio(7)	55.5%	1.3%	25.0%	3.5%	19.5%	12.6%	100.0%	3.0%	3.5%

70	Freddie Mac

	As of December 31, 2011
			Current LTV Ratio				Current LTV Ratio
	Current LTV Ratio ≤ 80(1)		of > 80 to 100(1)		Current LTV > 100(1)		All Loans(1)
		Serious		Serious		Serious			Serious
	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Delinquency	Percentage of	Percentage	Delinquency
	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Rate	Portfolio(2)	Modified(3)	Rate

By Product Type

FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	8.1%	0.8%	13.4%	1.0%	23.7%	2.7%	16.6%	14.2%
15- year amortizing fixed-rate	0.2	4.2	<0.1	10.1	<0.1	17.6	0.2	1.2	4.7
ARMs/adjustable rate(4)	0.1	10.8	<0.1	17.2	<0.1	25.4	0.1	9.8	15.4
Interest only(5)	<0.1	16.0	<0.1	22.4	0.1	34.9	0.1	0.4	30.3
Other(6)	<0.1	3.6	<0.1	7.4	0.1	14.1	0.1	4.2	5.6

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.5	8.9	2.0	18.4	5.5	11.5	10.1
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.1	<0.1	15.1	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.7	0.1	23.6	0.3	2.0	12.6
Interest only(5)	<0.1	10.4	0.1	18.6	0.3	31.7	0.4	0.3	27.2
Other(6)	<0.1	2.8	<0.1	4.8	<0.1	5.5	<0.1	1.4	4.5

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	34.6	1.0	20.3	2.4	12.4	9.2	67.3	2.7	2.8
15- year amortizing fixed-rate	13.1	0.4	1.0	1.1	0.2	6.0	14.3	0.1	0.5
ARMs/adjustable rate(4)	2.5	1.1	0.8	4.3	0.8	14.8	4.1	0.5	4.5
Interest only(5)	0.4	3.7	0.7	9.2	2.5	20.7	3.6	0.2	16.2
Other(6)	<0.1	2.0	<0.1	2.0	0.1	2.0	0.1	0.5	2.0

Total FICO scores ≥ 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.7	1.6	22.5	3.4	15.6	11.5	75.8	4.1	3.9
15- year amortizing fixed-rate	13.8	0.6	1.1	1.5	0.2	7.3	15.1	0.1	0.7
ARMs/adjustable rate(4)	2.7	1.8	1.0	5.5	0.9	16.4	4.6	1.0	5.5
Interest only(5)	0.5	4.4	0.8	10.5	2.8	22.2	4.1	0.2	17.6
Other(6)	0.1	8.9	0.1	8.4	0.2	8.4	0.4	6.8	8.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

By Region(8)

FICO scores < 620:
North Central	0.2%	6.3%	0.2%	11.7%	0.2%	20.1%	0.6%	13.4%	12.0%
Northeast	0.4	9.3	0.2	19.0	0.3	28.9	0.9	14.3	14.9
Southeast	0.2	7.9	0.2	13.9	0.3	29.5	0.7	13.9	15.9
Southwest	0.2	5.1	0.1	11.0	0.1	19.5	0.4	9.4	8.0
West	0.2	4.6	0.1	9.1	0.3	19.5	0.6	16.2	11.8

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
North Central	0.5	4.0	0.3	8.2	0.5	15.1	1.3	8.7	8.4
Northeast	0.8	5.8	0.5	12.9	0.4	23.3	1.7	9.1	10.3
Southeast	0.5	5.2	0.3	9.5	0.6	24.1	1.4	9.1	12.2
Southwest	0.5	3.1	0.3	7.0	0.1	13.6	0.9	5.9	5.1
West	0.4	3.1	0.3	6.8	0.8	17.6	1.5	12.0	10.0

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of ≥ 660:
North Central	8.5	0.7	4.7	2.3	2.8	7.4	16.0	1.6	2.0
Northeast	14.9	1.0	5.7	3.9	2.0	12.6	22.6	1.6	2.3
Southeast	7.1	1.2	3.9	2.8	3.8	14.4	14.8	2.1	4.2
Southwest	7.4	0.6	2.7	2.0	0.4	6.2	10.5	0.9	1.1
West	12.7	0.5	5.8	1.7	7.0	10.1	25.5	2.9	3.0

Total FICO scores ≥ 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
North Central	9.1	1.0	5.3	3.2	3.6	9.5	18.0	2.6	2.9
Northeast	16.1	1.6	6.4	5.3	2.7	15.8	25.2	2.7	3.4
Southeast	7.9	1.8	4.4	4.0	4.7	16.8	17.0	3.4	5.5
Southwest	8.2	1.1	3.2	3.1	0.6	9.4	12.0	1.8	1.8
West	13.5	0.7	6.2	2.1	8.1	11.3	27.8	3.8	3.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio”.
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

71	Freddie Mac

The table below presents delinquency and default rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 43 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of March 31, 2012		As of December 31, 2011
	Percentage	Foreclosure and	Percentage	Foreclosure and
Year of Loan Origination	of Portfolio	Short Sale Rate(1)	of Portfolio	Short Sale Rate(1)

2012	4%	—%	N/A	N/A
2011	16	0.01	14%	—%
2010	18	0.08	19	0.05
2009	16	0.21	18	0.17
2008	6	2.49	7	2.23
2007	9	8.09	10	7.49
2006	7	7.41	7	6.95
2005	8	4.35	8	4.07
2000 through 2004	16	1.08	17	1.04

Total	100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries during the period from origination to March 31, 2012 and December 31, 2011, respectively, divided by the number of loans in our single-family credit guarantee portfolio originated in that year.

The UPB of loans originated after 2008 comprised 54% of our portfolio as of March 31, 2012, including 13% of our portfolio that were relief refinance mortgages (regardless of LTV ratio). At March 31, 2012, approximately 30% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated from 2005 through 2008 have experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) underwriting standards and quality control process; (b) selling significant portions of credit risk through subordination in our Other Guarantee Transactions; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the LTV ratio, DSCR, geographic location and loan maturity. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio.

72	Freddie Mac

The table below provides certain attributes of our multifamily mortgage portfolio at March 31, 2012 and December 31, 2011.

Table 44 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(dollars in billions)

Original LTV ratio(2)

Below 75%	$81.2	$78.8	0.10%	0.10%
75% to 80%	31.6	30.9	0.14	0.08
Above 80%	6.4	6.4	2.23	2.34

Total	$119.2	$116.1	0.23%	0.22%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates

2012	$2.6	$3.0	0.44%	1.35%
2013	5.2	5.6	—	—
2014	7.5	7.6	0.38	0.03
2015	10.9	11.0	0.17	0.17
2016	13.3	13.5	0.21	0.06
Beyond 2016	79.7	75.4	0.23	0.25

Total	$119.2	$116.1	0.23%	0.22%

Year of Acquisition or Guarantee(3)

2004 and prior	$11.7	$12.4	0.18%	0.40%
2005	7.1	7.2	0.34	0.20
2006	10.5	10.8	0.46	0.25
2007	19.7	19.8	0.66	0.74
2008	20.3	20.6	0.22	0.09
2009	13.5	13.8	—	—
2010	12.5	12.7	—	—
2011	18.2	18.8	—	—
2012	5.7	N/A	—	N/A

Total	$119.2	$116.1	0.23%	0.22%

Current Loan Size Distribution

Above $25 million	$44.2	$42.8	0.12%	0.06%
Above $5 million to $25 million	65.7	64.0	0.29	0.31
$5 million and below	9.3	9.3	0.25	0.31

Total	$119.2	$116.1	0.23%	0.22%

Legal Structure

Unsecuritized loans	$82.4	$82.3	0.16%	0.10%
Non-consolidated Freddie Mac mortgage-related securities	27.2	24.2	0.45	0.64
Other guarantee commitments	9.6	9.6	0.18	0.18

Total	$119.2	$116.1	0.23%	0.22%

Credit Enhancement

Credit-enhanced	$34.7	$31.6	0.39%	0.52%
Non-credit-enhanced	84.5	84.5	0.16	0.11

Total	$119.2	$116.1	0.23%	0.22%

(1)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(3)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. Fixed-rate loans may also create less risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise is eliminated. As of both March 31, 2012 and December 31, 2011, approximately 85% of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable interest rates.

73	Freddie Mac

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a serious concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk, but it does indicate our potential exposure to default.

We use credit enhancements to mitigate risk of loss on certain multifamily mortgages and housing revenue bonds. For example, we may require credit enhancements during construction or rehabilitation in cases where we commit to purchase or guarantee a permanent loan upon completion and in cases where occupancy has not yet reached a level that produces the operating income that was the basis for underwriting the mortgage.

Our primary business strategy in the multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization. Currently, our most significant multifamily securitization activity involves our guarantee of the senior tranches of these securitizations in Other Guarantee Transactions. The subordinate tranches, that we do not guarantee, provide credit loss protection to the senior classes that we do guarantee. Subordinated classes are allocated credit losses prior to the senior classes. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio as of March 31, 2012 and December 31, 2011.

Although property values increased in recent quarters, they are still below the highs of 2007 and are lower than when many of the loans were originally underwritten, particularly in areas where economic conditions remain weak. As a result, if property values do not continue to improve, borrowers may experience significant difficulty refinancing as their loans approach maturity, which could increase borrower defaults or increase modification volumes. Of the $119.2 billion in UPB of our multifamily mortgage portfolio as of March 31, 2012, approximately 87% will mature in 2015 and beyond.

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications of loans (including short-term loan extensions) are performed in an effort to minimize our losses. During the three months ended March 31, 2012, we modified unsecuritized multifamily loans totaling $82 million in UPB, compared with $13 million during the three months ended March 31, 2011. Multifamily unsecuritized loan modifications in the first quarter 2012 included: (a) $14 million in UPB for short-term loan extensions; and (b) $68 million in UPB for other loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its delinquency status. At March 31, 2012, we had $848 million in UPB of multifamily loans classified as TDRs on our consolidated balance sheets.

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

Our multifamily mortgage portfolio delinquency rate was 0.23% at March 31, 2012 and 0.22% at December 31, 2011. Our delinquency rate for credit-enhanced loans was 0.39% and 0.52% at March 31, 2012 and December 31, 2011, respectively, and for non-credit-enhanced loans was 0.16% and 0.11% at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, approximately one-half of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans.

Our delinquency rates have remained relatively low compared to other industry participants, which we believe to be, in part, the result of our prudent underwriting standards versus those used by others in the industry. Our delinquency rates for multifamily loans are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions. The most recent market data available continues to reflect improving national apartment

74	Freddie Mac

fundamentals, including decreasing vacancy rates and increasing effective rents. As a result we expect our multifamily delinquency rate to remain relatively low during the remainder of 2012. For further information regarding concentrations in our multifamily mortgage portfolio, including regional geographic composition, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due during the three months ended March 31, 2012 and 2011, respectively.

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

Table 45 — Non-Performing Assets(1)

	March 31,	December 31,	March 31,
	2012	2011	2011
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming (i.e., less than three monthly payments past due)	$46,118	$44,440	$32,205
Seriously delinquent	12,708	11,639	3,325
Multifamily TDRs(2)	848	893	897

Total TDRs	59,674	56,972	36,427
Other non-accrual single-family loans(3)	59,558	63,205	78,182
Other non-accrual multifamily loans(4)	1,782	1,819	1,874

Total non-performing mortgage loans — on balance sheet	121,014	121,996	116,483

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,215	1,230	1,371
Multifamily loans	268	246	208

Total non-performing mortgage loans — off-balance sheet	1,483	1,476	1,579

Real estate owned, net	5,454	5,680	6,376

Total non-performing assets	$127,951	$129,152	$124,438

Loan loss reserves as a percentage of our non-performing mortgage loans	31.3%	32.0%	33.3%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.8%	6.8%	6.4%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of March 31, 2012, approximately $822 million in UPB of these loans were current.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.7 billion, $1.8 billion, and $1.7 billion of UPB were current at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

The amount of non-performing assets declined to $128.0 billion as of March 31, 2012, from $129.2 billion as of December 31, 2011, primarily due to a decline in the rate at which loans transitioned into serious delinquency during the first quarter of 2012 combined with continued high levels of foreclosures and REO dispositions. The UPB of loans categorized as TDRs increased to $59.7 billion at March 31, 2012 from $57.0 billion at December 31, 2011, largely due to the significant volume of loan modifications and loans entering a modification trial period during the first quarter of 2012. TDRs during the first quarter of 2012 include HAMP and non-HAMP loan modifications as well as loans in modification trial periods and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report, and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about TDRs, including our implementation of an amendment to the accounting

75	Freddie Mac

guidance on classification of loans as TDRs in the third quarter of 2011. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the remainder of 2012.

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 46 — REO Activity by Region(1)

	Three Months Ended
	March 31,
	2012	2011
	(number of properties)

REO Inventory
Beginning property inventory	60,555	72,093
Properties acquired by region:
Northeast	1,825	1,485
Southeast	7,067	4,734
North Central	7,638	6,375
Southwest	2,770	3,113
West	4,505	9,002

Total properties acquired	23,805	24,709

Properties disposed by region:
Northeast	(1,922)	(2,661)
Southeast	(6,287)	(9,214)
North Central	(6,837)	(7,292)
Southwest	(3,253)	(3,480)
West	(6,738)	(8,981)

Total properties disposed	(25,037)	(31,628)

Ending property inventory	59,323	65,174

(1)	See endnote (8) to “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

Our REO inventory (measured in number of properties) declined 2% from December 31, 2011 to March 31, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. We believe our single-family REO acquisition volume in the first quarter of 2012 has been less than it otherwise would have been due to delays in the single-family foreclosure process, particularly in states that require a judicial foreclosure process. The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years due to temporary suspensions, delays, and other factors. During the first quarters of 2012 and 2011, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 603 days and 456 days, respectively, which included: (a) an average of 770 days and 548 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 464 days and 425 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. We continue to experience significant variability in the average time for foreclosure by state. For example, during the three months ended March 31, 2012, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 336 days in Wyoming to 1,007 days in Florida. As of March 31, 2012, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 4.37% and 2.62%, respectively, compared to 4.47% and 2.74%, respectively, as of December 31, 2011.

We expect the pace of our REO acquisitions will continue to be affected by delays in the foreclosure process for the remainder of 2012, particularly in states with a judicial foreclosure process. However, we expect the volume of our REO acquisitions will likely remain elevated, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. Our single-family REO acquisitions in the first quarter of 2012 were most significant in the states of Florida, Illinois, California, Michigan, and Georgia, which collectively represented 43% of total REO acquisitions based on the number of properties. The states with the most properties in our REO inventory as of March 31, 2012 were Michigan and Illinois, which comprised 12% and 10%, respectively, of total REO property inventory, based on the number of properties.

The percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 4% and 5%, respectively, at March 31, 2012 and was 8% on a combined basis. The percentage of our REO

76	Freddie Mac

acquisitions in the first quarter of 2012 that had been financed by either of these loan types represented approximately 26% of our total REO acquisitions, based on loan amount prior to acquisition.

We are limited in our single-family REO disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. A significant portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction. All of these factors resulted in an increase in the aging of our inventory. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of March 31, 2012 and December 31, 2011, approximately 32% and 33%, respectively, of our REO properties were not marketable due to the above conditions. Though it varied significantly in different states, the average holding period of our single-family REO properties was little changed during the first quarter of 2012. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our single-family REO dispositions during the first quarters of 2012 and 2011 was 201 days and 191 days, respectively. As of March 31, 2012 and December 31, 2011, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.6% and 7.1%, respectively. We continue to actively market these properties through our established initiatives.

We also have a variety of alternative methods for REO sales that we employ from time to time, as appropriate, including bulk sales and auctions; however, we did not use bulk sales and auction sales represented an insignificant portion of our REO dispositions in the first quarter of 2012. We are continuing to participate in discussions with FHFA and other agencies on new options for sales and rentals of our single-family REO properties. It is too early to determine the impact any potential new initiatives may have on the levels of our REO property inventory, the process for disposing of REO property or our REO operations expense.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

77	Freddie Mac

Table 47 — Credit Loss Performance

	Three Months Ended March 31,
	2012	2011
	(dollars in millions)

REO
REO balances, net:
Single-family	$5,333	$6,261
Multifamily	121	115

Total	$5,454	$6,376

REO operations (income) expense:
Single-family	$172	$257
Multifamily	(1)	—

Total	$171	$257

Charge-offs
Single-family:
Charge-offs, gross(1) (including $3.7 billion and $3.5 billion, relating to loan loss reserves, respectively)	$3,778	$3,653
Recoveries(2)	(515)	(684)

Single-family, net	$3,263	$2,969

Multifamily:
Charge-offs, gross(1) (including $1 million and $12 million, relating to loan loss reserves, respectively)	$1	$12
Recoveries(2)	—	—

Multifamily, net	$1	$12

Total Charge-offs:
Charge-offs, gross(1) (including $3.7 billion and $3.6 billion, relating to loan loss reserves, respectively)	$3,779	$3,665
Recoveries(2)	(515)	(684)

Total Charge-offs, net	$3,264	$2,981

Credit Losses(3)
Single-family	$3,435	$3,226
Multifamily	—	12

Total	$3,435	$3,238

Total (in bps)(4)	73.6	67.1

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternative transactions. Single-family charge-offs, gross, for the three months ended March 31, 2012 and 2011 were $3.8 billion and $3.7 billion, respectively, and were associated with approximately $7.4 billion and $8.0 billion, respectively, in UPB of loans. Our net charge-offs and credit losses in the first quarter of 2012 remained elevated, but were less than they otherwise would have been because of the suppression of loan and collateral resolution activity due to delays in the foreclosure process. We expect our charge-offs and credit losses to remain high in the remainder of 2012, and they may increase, due to the large number of single-family non-performing loans that will likely be resolved and because market conditions, such as home prices, continue to remain weak.

Our credit losses during the first quarter of 2012 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 55% of our total credit losses during the three months ended March 31, 2012. Loans originated in 2005 through 2008 comprised approximately 30% and 36% of our single-family credit guarantee portfolio, based on UPB at March 31, 2012 and 2011, respectively; however, these loans accounted for approximately 88% and 91% of our credit losses during the three months ended March 31, 2012 and 2011, respectively. Due to declines in property values since 2006, we continued to experience high REO disposition severity ratios on sales of our REO inventory. In

78	Freddie Mac

addition, although Alt-A loans comprised approximately 5% and 6% of our single-family credit guarantee portfolio at March 31, 2012 and 2011, respectively, these loans accounted for approximately 24% and 31% of our credit losses during the three months ended March 31, 2012 and 2011, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for additional information on our accounting policies for loan loss reserves and TDR loans, including our implementation of changes to the accounting guidance related to the classification of loans as TDRs. In recent periods, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined. As of March 31, 2012 and December 31, 2011, the recorded investment of individually impaired single-family mortgage loans was $62.4 billion and $60.0 billion, respectively, and the loan loss reserves associated with these loans was $15.9 billion and $15.1 billion, respectively. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our TDR loans.

The table below summarizes our allowance for loan loss activity for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

Table 48 — Single-Family Impaired Loans with Specific Reserve Recorded

	As of March 31, 2012
	# of Loans	Amount
		(in millions)

TDRs (recorded investment):
December 31, 2011 balance	252,749	$53,494
New additions	19,380	3,642
Repayments	(1,054)	(276)
Loss events(1)	(3,688)	(739)
Other	552	65

March 31, 2012 balance	267,939	56,186
Other (recorded investment)(2)	24,308	2,289

March 31, 2012 balance	292,247	58,475

Total allowance for loan losses of individually impaired single-family loans		(15,851)

Net investment		$42,624

(1)	Consists of foreclosure transfer or foreclosures alternative, such as a deed in lieu of foreclosure or short sale transaction.
(2)	Consists of loans impaired upon purchase which experienced further deterioration in borrower credit.

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

79	Freddie Mac

Table 49 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
		(dollars in millions)

At:
March 31, 2012	$8,568	49.6 bps	$8,095	46.8 bps
December 31, 2011	$8,328	47.7 bps	$7,842	44.9 bps
September 30, 2011	$8,824	49.5 bps	$8,229	46.1 bps
June 30, 2011	$10,203	56.5 bps	$9,417	52.2 bps
March 31, 2011	$9,832	54.2 bps	$8,999	49.6 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

We face significant levels of operational risk, due to a variety of factors, including: (a) employee turnover and low employee engagement; (b) the level and pace of organizational change within our company; (c) the complexity of our business operations; (d) weaknesses in our core systems; and (e) the fact that we face a variety of different, and potentially competing, business objectives and new FHFA-mandated activities. For more information on these matters and other operational risks that we face, see “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks” in our 2011 Annual Report.

As a result of the elevated risk of employee turnover and low employee engagement, we continue to explore various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. Should we experience significant turnover in key areas, we may need to exercise these strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. The use of outside firms and consultants could increase our operational risk in the near term as consultants become accustomed to new roles and responsibilities. These or other efforts to manage this risk to the enterprise may not be successful. To help mitigate the uncertainty surrounding compensation, we introduced a new compensation program for employees. For more information on recent legislative and regulatory developments affecting these risks, see “LEGISLATIVE AND REGULATORY MATTERS — Legislative and Regulatory Developments Concerning Executive Compensation.”

Our Executive Vice President — Single-Family Business, Operations and Technology has informed us that he will resign from his position effective May 11, 2012.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. As of March 31, 2012, we had two material weaknesses in our internal control over financial reporting causing us to conclude that our disclosure controls and procedures were not effective as of March 31, 2012, at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities, including securities issued by our consolidated trusts, and otherwise make payments related to our guarantees of mortgage assets; make payments upon the maturity, redemption or repurchase of our other debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; purchase mortgage loans; and remove modified or seriously delinquent loans from PC trusts.

80	Freddie Mac

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities (excluding those we must remit to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, which commenced in April 2012);

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $146 million in cash from Treasury during the three months ended March 31, 2012 pursuant to a draw under the Purchase Agreement.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, in the event we do not have access to the short- or long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. For a discussion of our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management” in our 2011 Annual Report.

Throughout the three months ended March 31, 2012, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

We continue to monitor events related to the troubled European countries and took a number of actions in 2011 designed to reduce our exposures, including exposures related to certain derivative portfolio and cash and other investments portfolio counterparties. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Selected European Sovereign and Non-Sovereign Exposures.”

To facilitate cash management, we forecast cash outflows. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs” in our 2011 Annual Report.

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

81	Freddie Mac

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

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The costs of our debt funding could also increase in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at March 31, 2012, our aggregate funding received from Treasury under the Purchase Agreement will be $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million.

We are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below in “Dividend Obligation on the Senior Preferred Stock.”

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2011 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at March 31, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock will be $7.23 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid dividends of $1.8 billion in cash on the senior preferred stock during the three months ended March 31, 2012 at the direction of our Conservator. Through March 31, 2012, we paid aggregate cash dividends to Treasury of $18.3 billion, an amount equal to 26% of our aggregate draws received under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived. Treasury waived the fee for all quarters of 2011 and the first and second quarters of 2012, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

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

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three months ended March 31, 2012, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 22% of outstanding other debt at March 31, 2012 as compared to 24% at December 31, 2011. Beginning in the fourth quarter of 2011, we started issuing a higher percentage of long-term debt. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

82	Freddie Mac

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $787.3 billion on January 1, 2013. As of March 31, 2012, we estimate that the par value of our aggregate indebtedness totaled $629.3 billion, which was approximately $245.5 billion below the applicable debt cap. As of December 31, 2011, we estimate that the par value of our aggregate indebtedness totaled $674.3 billion, which was approximately $297.7 billion below the then applicable limit of $972 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three months ended March 31, 2012 and 2011.

Table 50 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$64,163	$103,846
Medium-term notes — non-callable(2)	—	200

Total other short-term debt	64,163	104,046
Other long-term debt:
Medium-term notes — callable	37,498	37,801
Medium-term notes — non-callable	10,704	29,175
U.S. dollar Reference Notes® securities — non-callable	21,500	10,000

Total other long-term debt	69,702	76,976

Total other debt issued	$133,865	$181,022

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $0 million and $200 million of medium-term notes — non-callable issued for the three months ended March 31, 2012 and 2011, respectively, which were related to debt exchanges.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three months ended March 31, 2012 and 2011.

Table 51 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Repurchases of outstanding medium-term notes	$1,697	$2,738
Calls of callable medium-term notes	49,028	39,835
Exchanges of medium-term notes	—	200

(1)	Excludes debt securities of consolidated trusts held by third parties.

83	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of April 23, 2012.

Table 52 — Freddie Mac Credit Ratings

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

For information about our ratings downgrade by S&P in 2011, factors that could lead to future ratings actions, and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2011 Annual Report.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $59.7 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2012. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2012, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury bills, and Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

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

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.

Cash Flows

Our cash and cash equivalents decreased $19.9 billion to $8.6 billion during the three months ended March 31, 2012 and decreased $2.7 billion to $34.3 billion during the three months ended March 31, 2011. Cash flows provided by operating activities during the three months ended March 31, 2012 and 2011 were $1.4 billion and $4.2 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the three months ended March 31, 2012 and 2011 were $102.0 billion and $96.2 billion, respectively, primarily

84	Freddie Mac

resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the three months ended March 31, 2012 and 2011 were $123.2 billion and $103.2 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties. In addition, during the three months ended March 31, 2012, our net repayments of other debt were $42.1 billion.

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At March 31, 2012, our liabilities exceeded our assets under GAAP by $18 million. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $19 million, which we expect to receive by June 30, 2012. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2011 Annual Report for additional information on mandatory receivership.

We expect to request additional draws under the Purchase Agreement in future periods. Over time, our dividend obligation to Treasury on the senior preferred stock will increasingly drive future draws. Although we may experience period-to-period variability in earnings and comprehensive income, it is unlikely that we will generate net income or comprehensive income in excess of our annual dividends payable to Treasury over the long term. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if Treasury does not continue to waive the fee. See “Liquidity — Dividend Obligation on the Senior Preferred Stock” for more information.

The size and timing of our future draws will be determined by our dividend obligation on the senior preferred stock and a variety of other factors that could adversely affect our net worth. For more information on these other factors, see “RISK FACTORS — Conservatorship and Related Matters — We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition” in our 2011 Annual Report.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Dividend Obligation on the Senior Preferred Stock,” “BUSINESS — Executive Summary — Government Support for Our Business” and “RISK FACTORS” in our 2011 Annual Report.

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding the fair value hierarchy and measurements and validation processes, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2011 Annual Report.

We categorize assets and liabilities measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive.

Our Level 3 assets recorded at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the first quarter of 2012, with low transaction volumes, wide credit spreads, and limited transparency. We value the non-agency mortgage-related securities we hold based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain multiple independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related

85	Freddie Mac

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

The table below summarizes our assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets at March 31, 2012 and December 31, 2011.

Table 53 — Summary of Assets and Liabilities Measured at Fair Value on a Recurring Basis in Our Consolidated Balance Sheets

	March 31, 2012		December 31, 2011
	Total GAAP		Total GAAP
	Recurring	Percentage in	Recurring	Percentage in
	Fair Value	Level 3	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$202,422	28%	$210,659	28%
Trading, at fair value	58,319	4	58,830	4
Mortgage loans:
Held-for-sale, at fair value	11,337	100	9,710	100
Derivative assets, net(1)	182	—	118	—
Other assets:
Guarantee asset, at fair value	798	100	752	100
All other, at fair value	143	100	151	100

Total assets carried at fair value on a recurring basis(1)	$273,201	25	$280,220	23

Liabilities:
Debt securities recorded at fair value	$2,221	100%	$3,015	—%
Derivative liabilities, net(1)	296	—	435	—
Other liabilities:
All other, at fair value	4	100	—	—

Total liabilities carried at fair value on a recurring basis(1)	$2,521	7	$3,450	—

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At March 31, 2012 and December 31, 2011, we measured and recorded at fair value on a recurring basis, assets of $72.1 billion and $72.5 billion, respectively, or approximately 25% and 23% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at March 31, 2012 primarily consist of non-agency mortgage-related securities. At March 31, 2012 and December 31, 2011, we also measured and recorded at fair value on a recurring basis, Level 3 liabilities of $2.3 billion and $0.1 billion, or 7% and less than 1%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities at March 31, 2012 primarily consist of foreign-currency denominated and certain other debt securities recorded at fair value.

See “NOTE 16: FAIR VALUE DISCLOSURES — Recurring Fair Value Changes” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

86	Freddie Mac

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

See “NOTE 16: FAIR VALUE DISCLOSURES — Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets” for additional information regarding the valuation of our assets and liabilities.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 16: FAIR VALUE DISCLOSURES — Table 16.7 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” in this form 10-Q and our 2011 Annual Report, and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2011 Annual Report for information concerning the risks associated with these models.

During the first quarter of 2012, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report and “NOTE 16: FAIR VALUE DISCLOSURES” in this form 10-Q for more information on fair values.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for the three months ended March 31, 2012 and 2011.

Table 54 — Summary of Change in the Fair Value of Net Assets

	Three Months Ended March 31,
	2012	2011
	(in billions)

Beginning balance	$(78.4)	$(58.6)
Changes in fair value of net assets, before capital transactions	(9.1)	3.3
Capital transactions:
Dividends and share issuances, net(1)	(1.7)	(1.1)

Ending balance	$(89.2)	$(56.4)

(1)	Includes the funds received from Treasury of $0.1 billion and $0.5 billion for the three months ended March 31, 2012 and 2011, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the first quarter of 2012, the fair value of net assets, before capital transactions, decreased by $9.1 billion, compared to a $3.3 billion increase during the first quarter of 2011. The decrease in the fair value of net assets, before capital transactions, during the first quarter of 2012 was primarily due to a decrease of $13.8 billion in the fair value of our single-family mortgage loans as the result of the adoption of an amendment to the guidance pertaining to fair value measurements and disclosure. This was coupled with a decline in expected home prices that had a negative impact on the fair value of our single-family mortgage loans. The decrease in fair value was partially offset by high core spread income and a tightening of OAS levels on our agency securities, CMBS securities, and multifamily loans. See “NOTE 16: FAIR VALUE DISCLOSURES — Consolidated Fair Value Balance Sheets” for additional details.

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. If, subsequent to delivery, the refinanced loan no longer qualifies for

87	Freddie Mac

purchase based on current underwriting standards (such as becoming past due or being modified as a part of a troubled debt restructuring), the fair value of the guarantee obligation is then measured using our internal credit models or third-party market pricing. See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Methods and Assumptions for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed — Mortgage Loans — Single-Family Loans” for additional details.

During the first quarter of 2011, the increase in the fair value of net assets, before capital transactions was primarily due to high core spread income and an increase in the fair value of our investments in mortgage-related securities driven by tightening of OAS levels of agency mortgage-related securities and CMBS. The increase in fair value was partially offset by an increase in the risk premium related to our single-family loans due to the continued weak credit environment and tightening of OAS levels on other debt related to agency mortgage-related securities.

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

Securitization Activities and Other Guarantee Commitments

We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of: (a) Freddie Mac mortgage-related securities backed by multifamily loans; and (b) certain single-family Other Guarantee Transactions. We also have off-balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.

We guarantee the payment of principal and interest on Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Therefore, our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $60.9 billion and $56.9 billion, at March 31,2012 and December 31, 2011, respectively. Our exposure to losses on securitization and other guarantee commitment activities would be partially mitigated by the recovery we would receive through exercising our rights to the collateral backing the underlying loans and the available credit enhancements, which may include recourse and primary insurance with third parties. We provide for incurred losses each period on these guarantees within our provision for credit losses. See “NOTE 9: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.

Other Agreements

We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in these VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” for additional information related to our variable interests in these VIEs.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties.” We also have purchase commitments primarily related to our mortgage purchase flow business, which we principally fulfill by issuing PCs in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-

88	Freddie Mac

derivative commitments totaled $211.3 billion and $271.8 billion, in notional value at March 31, 2012 and December 31, 2011, respectively.

In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report for further information.

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

Our critical accounting policies and estimates relate to: (a) allowances for loan losses and reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting guidance, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2011 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program, the servicing alignment initiative and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of our 2011 Annual Report, and:

•	the actions FHFA, Treasury, the Federal Reserve, the SEC, HUD, the Administration, Congress, and our management may take, including actions related to implementing FHFA’s strategic plan for Freddie Mac and Fannie Mae’s conservatorships;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

•	our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions taken to implement the Administration’s plan to reform the housing finance system, regulatory or legislative actions that require us to support non-mortgage market initiatives, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

89	Freddie Mac

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal or state level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•	the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in the recently expanded HARP, the MHA Program and the non-HAMP standard loan modification initiative), and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in foreclosure documentation practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates, and changes in the federal government’s fiscal and monetary policy;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and home prices;

•	our ability to effectively implement our business strategies, including any efforts to improve the supply and liquidity of, and demand for, our securities, and restrictions on our ability to offer new products or engage in new activities;

•	our ability to recruit, retain, and engage executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate, or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties, and the potential cost and difficulty of legally enforcing those obligations;

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any purchases or sales by the Federal Reserve of Freddie Mac debt or mortgage-related securities;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

90	Freddie Mac

•	changes to our underwriting or servicing requirements (including servicing alignment efforts under the servicing alignment initiative), our practices with respect to the disposition of REO properties, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q and our 2011 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

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

For the three months ended March 31, 2012, our duration gap averaged zero months, PMVS-L averaged $223 million and PMVS-YC averaged $16 million. Our 2012 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

LEGISLATIVE AND REGULATORY MATTERS

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

The report states that the government is committed to ensuring that Freddie Mac and Fannie Mae have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations, and further states that the Administration will not pursue policies or reforms in a way that would impair the ability of Freddie Mac and Fannie Mae to honor their obligations. The report states the Administration’s belief that, under the companies’ senior preferred stock purchase agreements with Treasury, there is sufficient funding to ensure the orderly and deliberate wind down of Freddie Mac and Fannie Mae, as described in the Administration’s plan.

91	Freddie Mac

The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements. These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations and financial condition. Recent developments include the following:

•	As discussed below in “Legislated Increase to Guarantee Fees,” we recently raised our guarantee fees at the direction of FHFA.

•	The temporary high-cost area loan limits expired on September 30, 2011.

•	We are working with FHFA to identify ways to prudently accelerate the rate of contraction of our mortgage-related investments portfolio.

We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. FHFA’s strategic plan for us is described below.

FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships and 2012 Conservatorship Scorecard

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA states that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading congressional proposals introduced to date. FHFA indicates that the plan leaves open all options for Congress and the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.

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

For the third goal, the plan states that programs and strategies to ensure ongoing mortgage credit availability, assist troubled homeowners, and minimize taxpayer losses while restoring stability to housing markets continue to require energy, focus, and resources. The plan states that activities that must be continued and enhanced include: (a) successful implementation of HARP, including the significant program changes announced by FHFA in October 2011; (b) continued implementation of the Servicing Alignment Initiative; (c) renewed focus on short sales, deeds-in-lieu, and deeds-for-lease options that enable households and Freddie Mac and Fannie Mae to avoid foreclosure; and (d) further development and implementation of the REO disposition initiative announced by FHFA in 2011.

On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that established objectives and performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for

92	Freddie Mac

Freddie Mac and Fannie Mae. We are aligning our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. See “OTHER INFORMATION — 2012 Conservatorship Scorecard” in our 2011 Annual Report for further information.

Legislated Increase to Guarantee Fees

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. Effective April 1, 2012, at the direction of FHFA, the guarantee fee on all single-family residential mortgages sold to Freddie Mac and Fannie Mae was increased by 10 basis points.

Our business and financial condition will not benefit from the increases in guarantee fees under this law, as we must remit the proceeds from such increases to Treasury. It is currently unclear what effect this increase or any further guarantee fee increases or other fee adjustments associated with this law will have on the future profitability and operations of our single-family guarantee business. FHFA has informed us that, if we raise fees for other purposes in 2012, we will be allowed to retain the related revenue.

Legislation Related to Reforming Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae.

A number of bills were introduced in Congress in 2011 and early 2012 relating to reforming Freddie Mac, Fannie Mae, and the secondary mortgage market. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Reforming Freddie Mac and Fannie Mae” in our 2011 Annual Report. We cannot predict whether or when any of the bills discussed therein might be enacted. We expect additional bills relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress during the remainder of 2012. On February 2, 2012, the Administration announced that it expects to provide more detail concerning approaches to reform the U.S. housing finance market in the spring, and that it plans to begin exploring options for legislation more intensively with Congress.

Legislative and Regulatory Developments Concerning Executive Compensation

Congress, the Administration, and FHFA recently took significant action related to compensation at Freddie Mac. These developments followed extensive public debate in Congress concerning our compensation structure, including whether senior executives should be entitled to bonuses or whether all employees should be placed on the government pay scale.

•	On April 4, 2012, the President signed the Stop Trading on Congressional Knowledge Act of 2012, or STOCK Act, which became effective immediately. The STOCK Act includes a provision that expressly prohibits senior executives at Freddie Mac and Fannie Mae from receiving bonuses during any period of conservatorship.

•	On March 8, 2012, as we reported in our 2011 Annual Report, FHFA approved a new executive compensation program for Freddie Mac. FHFA stated that the new compensation program strikes the balance between prudent executive pay, including the elimination of bonuses, with the need to safeguard quality staffing in order to protect the taxpayers’ investment and achieve the objectives in FHFA’s 2012 conservatorship scorecard.

We believe our risks related to employee turnover and employee engagement remain elevated. It is uncertain how the developments discussed above will affect our ability to manage these risks.

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

93	Freddie Mac

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

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include several final rules on derivatives promulgated by the Commodity Futures Trading Commission, or CFTC.

•	On April 18, 2012, the CFTC, in conjunction with the SEC (collectively, the “Commissions”), approved a joint final rule further defining certain swap-related terms, including “major swap participant” (MSP), the text of which was released on April 27, 2012. We are analyzing the final rule, but have not yet determined whether Freddie Mac meets the criteria of an MSP. If Freddie Mac meets the criteria of an MSP, we would be required to register with the CFTC, and we would face significant regulations, including those relating to reporting, recordkeeping, and business conduct standards.

•	The CFTC also recently promulgated final rules on real-time public reporting of swap transaction data, which might increase the costs of our swaps transactions. Furthermore, the CFTC released final rules relating to recordkeeping, reporting, and clearing customer documentation, each of which may increase Freddie Mac’s administrative and compliance costs.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2011 Annual Report.

Developments Concerning Single-Family Servicing Practices

There have been a number of regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below and in “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices” in our 2011 Annual Report. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers as a result of these developments could expose Freddie Mac to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so. Recent regulatory developments and changes include the February 9, 2012 announcement from a coalition of state attorneys general and federal agencies that it had entered into a settlement with five large seller/servicers concerning certain issues related to mortgage servicing practices. Under the settlement, which is currently in effect, these companies agreed to changes in their mortgage servicing practices. Certain of these changes will apply to loans they service on our behalf.

For more information on operational risks related to these developments in mortgage servicing, see “MD&A — RISK MANAGEMENT — Operational Risks” in our 2011 Annual Report.

Rule Concerning Private Transfer Fees

On March 16, 2012, FHFA issued a final rule that prohibits Freddie Mac, Fannie Mae, and the FHLBs from purchasing, investing, or otherwise dealing in mortgages on properties encumbered by certain types of private transfer fee covenants and in certain related securities. Private transfer fee covenants run with the land or bind current owners or their successors in title, and obligate the transferee or transferor of the property to pay a fee upon the transfer of the property. The rule becomes effective on July 16, 2012. The full impact of this regulation is unclear at this time.

FHFA Advisory Bulletin

On April 9, 2012, FHFA issued an advisory bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which was effective upon issuance and is applicable to Freddie Mac, Fannie Mae, and the FHLBs. The advisory bulletin establishes guidelines for adverse classification and identification of specified assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. Among other provisions, the advisory bulletin requires that we classify a single-family loan as “loss” when the loan is no more than 180 days delinquent. The advisory bulletin specifies that, once

94	Freddie Mac

a loan is classified as “loss,” we generally are required to charge-off the portion of the loan balance that exceeds the fair value of the property, less cost to sell. The advisory bulletin also specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loan loss reserves or as a reduction in REO operations expenses. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. We are currently assessing the operational and accounting impacts of this advisory bulletin, and have not yet determined when we will implement this bulletin or its impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities used to fund those assets. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2011 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

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

In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to uncertainty regarding default rates, unemployment, loan modification, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments could result in hedging-related losses.

95	Freddie Mac

Duration Gap and PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three months ended March 31, 2012 and 2011. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Our PMVS-L (50 basis points) exposure at March 31, 2012 was $339 million; approximately half was driven by our duration exposure and the other half was driven by our negative convexity exposure. The PMVS-L at March 31, 2012 declined compared to December 31, 2011 primarily due to a decline in our duration exposure. On an average basis for the three months ended March, 31, 2012, our PMVS-L (50 basis points) was $223 million, which was primarily driven by our negative convexity exposure on our mortgage assets.

Table 55 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
March 31, 2012	$14	$339	$1,051
December 31, 2011	$7	$465	$1,349

	Three Months Ended March 31,
	2012			2011
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.0	$16	$223	(0.3)	$21	$448
Minimum	(0.3)	$1	$130	(1.0)	$—	$280
Maximum	0.6	$57	$379	0.4	$51	$721
Standard deviation	0.2	$12	$47	0.3	$13	$101

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(1.2) billion at March 31, 2012, a decline of $0.8 billion from December 31, 2011. The decline was primarily driven by an increase in the percentage of long-term debt we have been issuing, beginning in the fourth quarter of 2011. This allows us to take advantage of attractive long-term interest rates while decreasing our reliance on interest-rate swaps. In order to remain within our risk management limits, we rebalanced our mortgage-related investments portfolio with receive-fixed swaps, which lowered our derivative duration exposure.

Table 56 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
March 31, 2012	$1,574	$339	$(1,235)
December 31, 2011	$2,470	$465	$(2,005)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

96	Freddie Mac

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012, at a reasonable level of assurance due to the two material weaknesses in our internal control over financial reporting discussed below.

•	The first material weakness relates to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting.

•	The second material weakness relates to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from elevated levels of employee turnover. We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. While we have been able to leverage succession plans and reassign responsibilities to maintain sound internal control over financial reporting in most areas, as a result of elevated levels of employee turnover, we experienced a significant increase in the number of control breakdowns within certain areas of our information technology division, specifically within groups responsible for information change management and information security. We identified deficiencies in the following areas: (a) approval and monitoring of changes to certain technology applications and infrastructure; (b) monitoring of select privileged user activities; and (c) monitoring user activities performed on certain technology hardware systems. These control breakdowns could have impacted applications which support our financial reporting processes. Elevated levels of employee turnover contributed to ineffective management oversight of controls in these areas resulting in these deficiencies. We believe that these issues aggregate to a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2012

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have experienced elevated levels of voluntary turnover in the first quarter of 2012 and earlier periods, and expect this trend to continue as the public debate regarding the future role of the GSEs continues. We continue to have concerns about staffing inadequacies, management depth, and low employee engagement. Disruptive levels of turnover at both the executive and non-executive levels have contributed to a deterioration in our control environment and may lead to breakdowns in any of our operations, affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities. For more information on recent legislative and regulatory developments affecting these risks, see “MD&A — LEGISLATIVE AND REGULATORY MATTERS — Legislative and Regulatory Developments Concerning Executive Compensation.”

Two Board members, John A. Koskinen (Chairman) and Robert R. Glauber (Chairman, Governance and Nominating Committee), reached the company’s mandatory retirement age and stepped down from the Board in March 2012. In order

97	Freddie Mac

to promote a smooth transition, Christopher S. Lynch, previously the Chairman of the Audit Committee, assumed the position of Non-Executive Chairman of the Board effective at the December 2011 Board meeting. A third Board member, Laurence E. Hirsch, did not seek re-election to the Board when his term expired in March 2012. In addition, Clayton S. Rose (Chairman of the Audit Committee) resigned from the Board of Directors effective as of 6:00 pm Eastern Standard Time on March 9, 2012. Carolyn H. Byrd assumed the position of Chairperson of the Audit Committee effective March 15, 2012, on an interim basis. Subsequent to March 31, 2012, we were informed by Anthony N. Renzi, Executive Vice President — Single-Family Business, Operations and Technology, that he will resign from his position effective May 11, 2012.

Mitigating Actions Related to the Material Weaknesses in Internal Control Over Financial Reporting

As described under “Evaluation of Disclosure Controls and Procedures,” we have two material weaknesses in internal control over financial reporting as of March 31, 2012 that we have not remediated.

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

We have performed the following mitigating actions regarding the material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover:

•	Reviewed potential unauthorized changes to applications supporting our financial statements for proper approvals.

•	Reviewed and approved user access capabilities for applications supporting our financial reporting processes.

•	Maintained effective business process controls over financial reporting.

•	Filled the vacant positions or reassigned responsibilities within the information change management group.

•	Took select actions targeted to reduce employee attrition in key control areas.

•	Continued to explore various strategic arrangements with outside firms to provide operational capability and staffing for these functions, if needed.

We also intend to take the following remediation actions related to this material weakness:

•	Assess staffing requirements to ensure appropriate staffing over information security controls and develop cross-training programs within this area to mitigate the risk to the internal control environment should we continue to experience high levels of employee turnover.

98	Freddie Mac

•	Fill the vacant positions or reassign responsibilities within the information security monitoring group.

•	Improve automation capabilities for the identification and resolution of potential unauthorized system changes.

•	Update our policies and procedures to document control processes.

•	Provide, on an on-going basis, additional training to IT individuals that execute or manage change management and security controls.

In view of our mitigating actions related to these material weaknesses, we believe that our interim consolidated financial statements for the quarter ended March 31, 2012 have been prepared in conformity with GAAP.

99	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

100	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions,
	except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$17,468	$20,064
Unsecuritized	2,312	2,334

Total mortgage loans	19,780	22,398
Investments in securities	2,938	3,283
Other	13	34

Total interest income	22,731	25,715

Interest expense
Debt securities of consolidated trusts	(15,253)	(17,403)
Other debt	(2,816)	(3,565)

Total interest expense	(18,069)	(20,968)
Expense related to derivatives	(162)	(207)

Net interest income	4,500	4,540
Provision for credit losses	(1,825)	(1,989)

Net interest income after provision for credit losses	2,675	2,551

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(4)	223
Gains (losses) on retirement of other debt	(21)	12
Gains (losses) on debt recorded at fair value	(17)	(81)
Derivative gains (losses)	(1,056)	(427)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(475)	(1,054)
Portion of other-than-temporary impairment recognized in AOCI	(89)	(139)

Net impairment of available-for-sale securities recognized in earnings	(564)	(1,193)
Other gains (losses) on investment securities recognized in earnings	(288)	(120)
Other income	434	334

Non-interest income (loss)	(1,516)	(1,252)

Non-interest expense
Salaries and employee benefits	(176)	(207)
Professional services	(71)	(56)
Occupancy expense	(14)	(15)
Other administrative expenses	(76)	(83)

Total administrative expenses	(337)	(361)
Real estate owned operations expense	(171)	(257)
Other expenses	(88)	(79)

Non-interest expense	(596)	(697)

Income before income tax benefit	563	602
Income tax benefit	14	74

Net income	577	676

Other comprehensive income, net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	1,147	1,941
Changes in unrealized gains (losses) related to cash flow hedge relationships	111	132
Changes in defined benefit plans	(46)	(9)

Total other comprehensive income, net of taxes and reclassification adjustments	1,212	2,064

Comprehensive income	$1,789	$2,740

Net income	$577	$676
Preferred stock dividends	(1,804)	(1,605)

Net loss attributable to common stockholders	$(1,227)	$(929)

Net loss per common share:
Basic	$(0.38)	$(0.29)
Diluted	$(0.38)	$(0.29)
Weighted average common shares outstanding (in thousands):
Basic	3,241,502	3,246,985
Diluted	3,241,502	3,246,985

The accompanying notes are an integral part of these consolidated financial statements.

101	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions,
	except share-related amounts)

Assets
Cash and cash equivalents (includes $1 and $2, respectively, related to our consolidated VIEs)	$8,569	$28,442
Restricted cash and cash equivalents (includes $27,332 and $27,675, respectively, related to our consolidated VIEs)	27,790	28,063
Federal funds sold and securities purchased under agreements to resell (includes $3,000 and $0, respectively, related to our consolidated VIEs)	24,349	12,044
Investments in securities:
Available-for-sale, at fair value (includes $187 and $204, respectively, pledged as collateral that may be repledged)	202,422	210,659
Trading, at fair value	58,319	58,830

Total investments in securities	260,741	269,489
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $7,139 and $8,351, respectively)	1,555,067	1,564,131
Unsecuritized (net of allowances for loan losses of $30,925 and $30,912, respectively)	199,945	207,418

Total held-for-investment mortgage loans, net	1,755,012	1,771,549
Held-for-sale, at lower-of-cost-or-fair-value (includes $11,337 and $9,710 at fair value, respectively)	11,337	9,710

Total mortgage loans, net	1,766,349	1,781,259
Accrued interest receivable (includes $6,079 and $6,242, respectively, related to our consolidated VIEs)	7,820	8,062
Derivative assets, net	182	118
Real estate owned, net (includes $67 and $60, respectively, related to our consolidated VIEs)	5,454	5,680
Deferred tax assets, net	2,929	3,546
Other assets (Note 18) (includes $6,227 and $6,083, respectively, related to our consolidated VIEs)	10,761	10,513

Total assets	$2,114,944	$2,147,216

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $5,832 and $5,943, respectively, related to our consolidated VIEs)	$8,129	$8,898
Debt, net:
Debt securities of consolidated trusts held by third parties	1,481,622	1,471,437
Other debt (includes $2,221 and $3,015 at fair value, respectively)	618,629	660,546

Total debt, net	2,100,251	2,131,983
Derivative liabilities, net	296	435
Other liabilities (Note 18) (includes $2 and $3, respectively, related to our consolidated VIEs)	6,286	6,046

Total liabilities	2,114,962	2,147,362

Commitments and contingencies (Notes 9, 10, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,317	72,171
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,033,623 shares and 649,725,302 shares outstanding, respectively	—	—
Additional paid-in capital	—	3
Retained earnings (accumulated deficit)	(75,775)	(74,525)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $9,625 and $10,334, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(5,066)	(6,213)
Cash flow hedge relationships	(1,619)	(1,730)
Defined benefit plans	(98)	(52)

Total AOCI, net of taxes	(6,783)	(7,995)
Treasury stock, at cost, 75,830,263 shares and 76,138,584 shares, respectively	(3,886)	(3,909)

Total equity (deficit)	(18)	(146)

Total liabilities and equity (deficit)	$2,114,944	$2,147,216

The accompanying notes are an integral part of these consolidated financial statements.

102	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
				Senior
	Shares Outstanding			Preferred	Preferred			Retained
	Senior			Stock, at	Stock, at	Common	Additional	Earnings		Treasury	Total
	Preferred	Preferred	Common	Redemption	Redemption	Stock, at	Paid-In	(Accumulated	AOCI, Net	Stock,	Equity
	Stock	Stock	Stock	Value	Value	Par Value	Capital	Deficit)	of Tax	at Cost	(Deficit)
	(in millions)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$(401)
Comprehensive income:
Net income	—	—	—	—	—	—	—	676	—	—	676
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,064	—	2,064

Comprehensive income	—	—	—	—	—	—	—	676	2,064	—	2,740
Increase in liquidation preference	—	—	—	500	—	—	—	—	—	—	500
Stock-based compensation	—	—	—	—	—	—	6	—	—	—	6
Common stock issuances	—	—	1	—	—	—	(41)	—	—	41	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,605)	—	—	(1,605)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	(3)

Ending balance at March 31, 2011	1	464	650	$64,700	$14,109	$—	$—	$(63,693)	$(9,967)	$(3,912)	$1,237

Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	577	—	—	577
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,212	—	1,212

Comprehensive income	—	—	—	—	—	—	—	577	1,212	—	1,789
Increase in liquidation preference	—	—	—	146	—	—	—	—	—	—	146
Stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(23)	—	—	23	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,807)	—	—	(1,807)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)

Ending balance at March 31, 2012	1	464	650	$72,317	$14,109	$—	$—	$(75,775)	$(6,783)	$(3,886)	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

103	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Cash flows from operating activities
Net income	$577	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative gains	(19)	(822)
Asset related amortization — premiums, discounts, and basis adjustments	900	250
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(1,030)	(190)
Net discounts paid on retirements of other debt	(136)	(251)
Net premiums received from issuance of debt securities of consolidated trusts	1,200	1,214
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	25	(235)
Provision for credit losses	1,825	1,989
Losses on investment activity	673	1,250
Losses on debt recorded at fair value	17	81
Deferred income tax benefit	(54)	(65)
Purchases of held-for-sale mortgage loans	(5,367)	(2,164)
Sales of mortgage loans acquired as held-for-sale	3,903	3,321
Repayments of mortgage loans acquired as held-for-sale	16	13
Change in:
Accrued interest receivable	242	53
Accrued interest payable	(717)	(850)
Income taxes payable	147	(8)
Other, net	(798)	(48)

Net cash provided by operating activities	1,404	4,214

Cash flows from investing activities
Purchases of trading securities	(6,126)	(19,192)
Proceeds from sales of trading securities	1,962	12,746
Proceeds from maturities of trading securities	4,237	4,609
Purchases of available-for-sale securities	—	(5,868)
Proceeds from sales of available-for-sale securities	644	958
Proceeds from maturities of available-for-sale securities	8,901	9,540
Purchases of held-for-investment mortgage loans	(16,726)	(11,180)
Repayments of mortgage loans acquired as held-for-investment	118,395	90,717
Decrease in restricted cash	273	1,927
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	2,831	3,413
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(12,305)	8,732
Derivative premiums and terminations and swap collateral, net	(125)	(155)

Net cash provided by investing activities	101,961	96,247

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	30,641	27,152
Repayments of debt securities of consolidated trusts held by third parties	(110,135)	(130,729)
Proceeds from issuance of other debt	196,918	264,444
Repayments of other debt	(239,000)	(262,924)
Increase in liquidation preference of senior preferred stock	146	500
Payment of cash dividends on senior preferred stock	(1,807)	(1,605)
Excess tax benefits associated with stock-based awards	—	1
Payments of low-income housing tax credit partnerships notes payable	(1)	(14)

Net cash used in financing activities	(123,238)	(103,175)

Net decrease in cash and cash equivalents	(19,873)	(2,714)
Cash and cash equivalents at beginning of period	28,442	37,012

Cash and cash equivalents at end of period	$8,569	$34,298

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$20,285	$22,479
Net derivative interest carry	1,058	472
Income taxes	(108)	(1)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	89,741	85,035
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	89,741	85,035

The accompanying notes are an integral part of these consolidated financial statements.

104	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and the Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on our Form 10-K for the year ended December 31, 2011, or our 2011 Annual Report.

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by debt issuances and hedged using derivatives. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. See “NOTE 13: SEGMENT REPORTING” for additional information.

We are focused on the following primary business objectives: (a) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (b) contracting the dominant presence of the GSEs in the marketplace; (c) providing credit availability for new or refinanced mortgages and maintaining foreclosure prevention activities; (d) minimizing our credit losses; (e) maintaining sound credit quality of the loans we purchase or guarantee; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator. On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that established objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We are aligning our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. Based on our charter, other legislation, public statements from Treasury and FHFA officials, and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2011 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements.

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the first quarter of 2012. We concluded that these errors are not material individually or in the aggregate to

105	Freddie Mac

our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ended December 31, 2012, or to the trend of earnings. The impact to earnings, net of taxes, for the quarter ended March 31, 2012 was $6 million.

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

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. Basic earnings per common share is computed as net income available to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.

Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income, the calculation includes the effect of the following common equivalent shares outstanding: (a) the weighted average shares related to stock options; and (b) the weighted average of restricted shares and restricted stock units. During periods in which a net loss has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2011 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share.

Recently Adopted Accounting Guidance

Fair Value Measurement

On January 1, 2012, we adopted an amendment to the accounting guidance pertaining to fair value measurement and disclosure. This amendment provided: (a) clarification about the application of existing fair value measurement and disclosure requirements; and (b) changes to the guidance for measuring fair value and disclosing information about fair value measurements. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Reconsideration of Effective Control for Repurchase Agreements

On January 1, 2012, we adopted an amendment to the guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removed the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

106	Freddie Mac

conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The directors serve on behalf of, and exercise authority as directed by, the Conservator.

We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent. In addition, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

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

Our business objectives and strategies have, in some cases, been altered since we were placed into conservatorship, and may continue to change. These changes to our business objectives and strategies may not contribute to our profitability. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in our 2011 Annual Report for further discussion.

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA states that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading congressional proposals introduced to date. FHFA indicates that the plan leaves open all options for Congress and the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.

FHFA’s plan provides lawmakers and the public with an outline of how FHFA, as Conservator, intends to guide Freddie Mac and Fannie Mae over the next few years, and identifies three strategic goals:

•	Build. Build a new infrastructure for the secondary mortgage market;

•	Contract. Gradually contract Freddie Mac and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations; and

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that established objectives, performance targets, and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan. We are aligning our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard.

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

107	Freddie Mac

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

The temporary high-cost area limits expired on September 30, 2011. We are working with FHFA to identify ways to prudently accelerate the rate of contraction of our mortgage-related investments portfolio. In addition, as discussed below, we recently raised our guarantee fees at the direction of FHFA. We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. Effective April 1, 2012, at the direction of FHFA, the guarantee fee on all single-family residential mortgages sold to Freddie Mac and Fannie Mae was increased by 10 basis points.

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

Impact of the Purchase Agreement and FHFA Regulation and Other Restrictions on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $618.3 billion at March 31, 2012. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will

108	Freddie Mac

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

Significant recent developments with respect to the support we received from the government during the three months ended March 31, 2012 include the following:

•	On March 30, 2012, we received $146 million in funding from Treasury under the Purchase Agreement, which increased the aggregate liquidation preference of the senior preferred stock to $72.3 billion as of March 31, 2012; and

•	On March 30, 2012, we paid dividends of $1.8 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our net worth deficit of $18 million at March 31, 2012, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $19 million, and will request that we receive these funds by June 30, 2012. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Following funding of the draw request related to our net worth deficit at March 31, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock will be $7.23 billion, which exceeds our annual historical earnings in all but one period.

Through March 2012, we paid $18.3 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for all quarters of 2011 and the first and second quarters of 2012. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.

NOTE 3: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process, and are required to evaluate the trusts for consolidation on an ongoing basis. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our 2011 Annual Report for further information regarding the consolidation of certain VIEs.

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

109	Freddie Mac

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

At both March 31, 2012 and December 31, 2011, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and obligation to absorb losses that could potentially be significant to the VIEs (e.g., the existence of third-party credit enhancements) varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee, whether covering all the issued beneficial interests or only the most senior ones. The nature of our credit guarantee typically determines whether we have power over the activities that most significantly impact the economic performance of the VIE.

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

Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $12.2 billion and $12.9 billion at March 31, 2012 and December 31, 2011, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

110	Freddie Mac

Consolidated VIEs

The table below represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	March 31, 2012	December 31, 2011
	(in millions)

Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	27,332	27,675
Federal funds sold and securities purchased under agreements to resell	3,000	—
Mortgage loans held-for-investment by consolidated trusts	1,555,067	1,564,131
Accrued interest receivable	6,079	6,242
Real estate owned, net	67	60
Other assets	6,227	6,083

Total assets of consolidated VIEs	$1,597,773	$1,604,193

Accrued interest payable	$5,832	$5,943
Debt securities of consolidated trusts held by third parties	1,481,622	1,471,437
Other liabilities	2	3

Total liabilities of consolidated VIEs	$1,487,456	$1,477,383

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

111	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	March 31, 2012
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$45	$—	$—	$—	$—
Restricted cash and cash equivalents	—	51	—	32	183
Investments in securities:
Available-for-sale, at fair value	—	76,163	118,694	—	—
Trading, at fair value	695	14,504	13,986	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	70,874	—
Held-for-sale	—	—	—	11,337	—
Accrued interest receivable	—	440	409	349	6
Derivative assets, net	—	—	—	—	1
Other assets	—	455	—	467	418
Liabilities:
Derivative liabilities, net	—	(5)	—	—	(41)
Other liabilities	—	(729)	(1)	(36)	(661)
Maximum Exposure to Loss	$740	$39,143	$146,731	$83,059	$11,142
Total Assets of Non-Consolidated VIEs(5)	$26,002	$44,843	$853,285	$136,229	$22,467

	December 31, 2011
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
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

Asset-Backed Investment Trusts

We invest in a variety of short-term non-mortgage-related, asset-backed investment trusts. These short-term investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically auto and equipment loans. These trusts act as vehicles to allow originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the securities

112	Freddie Mac

offering create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

At March 31, 2012 and December 31, 2011, we had investments in 19 and 11 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of March 31, 2012 were made in 2011 and 2012. At both March 31, 2012 and December 31, 2011, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report. Our investments in these trusts totaled $0.7 billion at both March 31, 2012 and December 31, 2011, and are included as cash and cash equivalents, available-for-sale securities, or trading securities on our consolidated balance sheets. At both March 31, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

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

Other Guarantee Transactions are created by using non-Freddie Mac mortgage-related securities as collateral. At both March 31, 2012 and December 31, 2011, our involvement with certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain Other Guarantee Transactions.

For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

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

Our investments in these non-Freddie Mac securities at March 31, 2012 were made between 1994 and 2012. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of March 31, 2012 or December 31, 2011. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report. At both March 31, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

113	Freddie Mac

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

We held more than 7,000 unsecuritized multifamily loans at both March 31, 2012 and December 31, 2011. The UPB of our investments in these loans was $82.5 billion and $82.3 billion as of March 31, 2012 and December 31, 2011, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both March 31, 2012 and December 31, 2011, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2011 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees, and certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We previously invested as a limited partner in various LIHTC partnerships that invest in lower-tier or project partnerships that are single asset entities. Our investments in these LIHTC partnerships are funded through non-recourse non-interest bearing notes payable. We wrote down the carrying value of our investments to zero as of December 31, 2009, as we will not be able to realize any value from these investments.

•	Certain other mortgage-related guarantees: We have other guarantee commitments outstanding on multifamily housing revenue bonds that were issued by third parties. As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within a specified number of days after they are tendered by their holders.

•	Certain short-term default and other guarantee commitments accounted for as derivatives: Our involvement in these VIEs includes our guarantee of the performance of interest-rate swap contracts in certain circumstances and credit derivatives we issued to guarantee the payments on multifamily loans or securities.

At both March 31, 2012 and December 31, 2011, we were the primary beneficiary of one real estate entity that invests in multifamily property, related to a credit-enhanced multifamily housing revenue bond that was not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 3.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominately first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of

114	Freddie Mac

our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report.

The table below summarizes the types of loans on our consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Table 4.1 — Mortgage Loans

	March 31, 2012			December 31, 2011
		Held by			Held by
		Consolidated			Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized	Trusts	Total
	(in millions)

Single-family:(1)
Fixed-rate
Amortizing	$147,841	$1,409,553	$1,557,394	$153,177	$1,418,751	$1,571,928
Interest-only	3,077	13,575	16,652	3,184	14,758	17,942

Total fixed-rate	150,918	1,423,128	1,574,046	156,361	1,433,509	1,589,870

Adjustable-rate
Amortizing	3,292	69,406	72,698	3,428	68,362	71,790
Interest-only	9,734	40,916	50,650	10,376	43,655	54,031

Total adjustable-rate	13,026	110,322	123,348	13,804	112,017	125,821

Other Guarantee Transactions backed by non-Freddie Mac securities	—	12,117	12,117	—	12,776	12,776
FHA/VA and other governmental	1,552	3,119	4,671	1,494	3,254	4,748

Total single-family	165,496	1,548,686	1,714,182	171,659	1,561,556	1,733,215

Multifamily:(1)
Fixed-rate	69,749	—	69,749	69,647	—	69,647
Adjustable-rate	12,737	—	12,737	12,661	—	12,661
Other governmental	3	—	3	3	—	3

Total multifamily	82,489	—	82,489	82,311	—	82,311

Total UPB of mortgage loans	247,985	1,548,686	1,796,671	253,970	1,561,556	1,815,526

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,984)	13,520	7,536	(6,125)	10,926	4,801
Lower of cost or fair value adjustments on loans held-for-sale(2)	206	—	206	195	—	195
Allowance for loan losses on mortgage loans held-for-investment	(30,925)	(7,139)	(38,064)	(30,912)	(8,351)	(39,263)

Total mortgage loans, net	$211,282	$1,555,067	$1,766,349	$217,128	$1,564,131	$1,781,259

Mortgage loans, net:
Held-for-investment	$199,945	$1,555,067	$1,755,012	$207,418	$1,564,131	$1,771,549
Held-for-sale	11,337	—	11,337	9,710	—	9,710

Total mortgage loans, net	$211,282	$1,555,067	$1,766,349	$217,128	$1,564,131	$1,781,259

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with mortgage loans for which we have made a fair value election.

During the three months ended March 31, 2012 and 2011, we purchased $102.8 billion and $95.7 billion, respectively, in UPB of single-family mortgage loans and $0.3 billion and $0.7 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not have any reclassifications of mortgage loans into held-for-sale during the three months ended March 31, 2012. We did not sell any held-for-investment loans during the three months ended March 31, 2012.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both March 31, 2012 and December 31, 2011, approximately 15% of loans in our single-family credit guarantee portfolio had second lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. However,

115	Freddie Mac

borrowers are free to obtain second lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of March 31, 2012				As of December 31, 2011
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)

Single-family loans:
20 and 30-year or more,
amortizing fixed-rate(3)	$636,383	$372,610	$245,626	$1,254,619	$641,698	$383,320	$247,468	$1,272,486
15-year amortizing fixed-rate(3)	246,130	18,425	3,241	267,796	238,287	18,280	2,966	259,533
Adjustable-rate(4)	45,405	13,723	8,844	67,972	43,728	13,826	9,180	66,734
Alt-A, interest-only, and option ARM(5)	28,353	27,011	75,962	131,326	30,589	29,251	79,418	139,258

Total single-family loans	$956,271	$431,769	$333,673	1,721,713	$954,302	$444,677	$339,032	1,738,011

Multifamily loans				71,363				72,801

Total recorded investment of held-for-investment loans				$1,793,076				$1,810,812

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on the sales price for purchase mortgages and third-party appraisal for refinance mortgages. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family mortgage loans with estimated current LTV ratios in excess of 100% was 12.6% and 12.8% as of March 31, 2012 and December 31, 2011, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts gradually after five years to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a rate adjustment provision, because the future rates are determined at the time of the modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We discontinued purchases of Alt-A loans on March 1, 2009 (or later, as customers’ contracts permitted), and interest-only loans effective September 1, 2010, and have not purchased option ARM loans since 2007. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Multifamily Mortgage Portfolio.”

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

116	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
		Held By	Reserve for			Held By	Reserve for
		Consolidated	Guarantee			Consolidated	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Unsecuritized	Trusts	Losses(1)	Total
	(in millions)

Single-family:
Beginning balance	$30,406	$8,351	$159	$38,916	$27,317	$11,644	$137	$39,098
Provision for credit losses	269	1,533	42	1,844	407	1,631	11	2,049
Charge-offs(2)	(3,425)	(249)	(3)	(3,677)	(3,304)	(242)	(1)	(3,547)
Recoveries(2)	499	16	—	515	664	20	—	684
Transfers, net(3)	2,687	(2,512)	(2)	173	3,814	(3,536)	(4)	274

Ending balance	$30,436	$7,139	$196	$37,771	$28,898	$9,517	$143	$38,558

Multifamily:
Beginning balance	$506	$—	$39	$545	$730	$—	$98	$828
Provision (benefit) for credit losses	(16)	—	(3)	(19)	(45)	—	(15)	(60)
Charge-offs(2)	(1)	—	—	(1)	(12)	—	—	(12)
Transfers, net(3)	—	—	—	—	—	—	(9)	(9)

Ending balance	$489	$—	$36	$525	$673	$—	$74	$747

Total:
Beginning balance	$30,912	$8,351	$198	$39,461	$28,047	$11,644	$235	$39,926
Provision (benefit) for credit losses	253	1,533	39	1,825	362	1,631	(4)	1,989
Charge-offs(2)	(3,426)	(249)	(3)	(3,678)	(3,316)	(242)	(1)	(3,559)
Recoveries(2)	499	16	—	515	664	20	—	684
Transfers, net(3)	2,687	(2,512)	(2)	173	3,814	(3,536)	(13)	265

Ending balance	$30,925	$7,139	$232	$38,296	$29,571	$9,517	$217	$39,305

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				2.03%				2.02%

(1)	Loans associated with our reserve for guarantee losses are those that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $101 million and $106 million for the three months ended March 31, 2012 and 2011, respectively, related to certain loans purchased under financial guarantees and recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	For the three months ended March 31, 2012 and 2011, consists of: (a) approximately $2.5 billion and $3.5 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $171 million and $296 million, respectively, attributable to recapitalization of past due interest on modified mortgage loans; (c) $- million and $48 million, respectively, related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for estimated credit losses; and (d) $1 million and $25 million, respectively, of other transfers.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	March 31, 2012			December 31, 2011
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)

Recorded investment:
Collectively evaluated	$1,659,317	$68,753	$1,728,070	$1,677,974	$70,131	$1,748,105
Individually evaluated	62,396	2,610	65,006	60,037	2,670	62,707

Total recorded investment	1,721,713	71,363	1,793,076	1,738,011	72,801	1,810,812

Ending balance of the allowance for loan losses:
Collectively evaluated	(21,724)	(223)	(21,947)	(23,657)	(260)	(23,917)
Individually evaluated	(15,851)	(266)	(16,117)	(15,100)	(246)	(15,346)

Total ending balance of the allowance	(37,575)	(489)	(38,064)	(38,757)	(506)	(39,263)

Net investment in mortgage loans	$1,684,138	$70,874	$1,755,012	$1,699,254	$72,295	$1,771,549

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts

117	Freddie Mac

are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.4% and 13.0% of the recorded investment in such loans at March 31, 2012 and December 31, 2011, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.5% of the recorded investment in such loans as of both March 31, 2012 and December 31, 2011.

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

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in millions)

Single-family:
Primary mortgage insurance	$191,829	$198,007	$47,380	$48,741
Lender recourse and indemnifications	8,434	8,798	8,146	8,453
Pool insurance(3)	22,692	26,754	1,793	1,855
HFA indemnification(4)	8,142	8,637	3,323	3,323
Subordination(5)	3,196	3,281	614	647
Other credit enhancements	135	133	86	99

Total	$234,428	$245,610	$61,342	$63,118

Multifamily:
HFA indemnification(4)	$1,235	$1,331	$699	$699
Subordination(5)	26,670	23,636	3,948	3,359
Other credit enhancements	8,286	8,334	2,598	2,554

Total	$36,191	$33,301	$7,245	$6,612

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $15.9 billion and $16.6 billion in UPB of single-family loans underlying Other Guarantee Transactions as of March 31, 2012 and December 31, 2011, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end. Prior period amounts have been revised to conform to current period presentation. Excludes approximately $11.1 billion and $13.5 billion in UPB at March 31, 2012 and December 31, 2011, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date. Prior period amounts have been revised to conform to current period presentation.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance during the three months ended March 31, 2012. In recent periods, we also reached the maximum limit of recovery on certain pool insurance contracts. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.7 billion as of both March 31, 2012 and December 31, 2011.

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

118	Freddie Mac

consistently for multifamily loans and single-family loan classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report.

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

119	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at				For the Three Months Ended
	March 31, 2012				March 31, 2012
					Average	Interest
		Recorded	Associated	Net	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$6,745	$3,057	$—	$3,057	$3,123	$79
15-year amortizing fixed-rate(2)	56	22	—	22	22	1
Adjustable rate(3)	12	6	—	6	5	—
Alt-A, interest-only, and option ARM(4)	1,873	836	—	836	856	16

Total with no specific allowance recorded	8,686	3,921	—	3,921	4,006	96

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	46,849	45,695	(11,917)	33,778	45,021	311
15-year amortizing fixed-rate(2)	369	351	(41)	310	331	4
Adjustable rate(3)	290	278	(58)	220	257	2
Alt-A, interest-only, and option ARM(4)	12,487	12,151	(3,835)	8,316	11,913	69

Total with specific allowance recorded	59,995	58,475	(15,851)	42,624	57,522	386

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	53,594	48,752	(11,917)	36,835	48,144	390
15-year amortizing fixed-rate(2)	425	373	(41)	332	353	5
Adjustable rate(3)	302	284	(58)	226	262	2
Alt-A, interest-only, and option ARM(4)	14,360	12,987	(3,835)	9,152	12,769	85

Total single-family(6)	$68,681	$62,396	$(15,851)	$46,545	$61,528	$482

Multifamily —
With no specific allowance recorded(7)	$839	$835	$—	$835	$838	$11
With specific allowance recorded	1,791	1,775	(266)	1,509	1,776	23

Total multifamily	$2,630	$2,610	$(266)	$2,344	$2,614	$34

Total single-family and multifamily	$71,311	$65,006	$(16,117)	$48,889	$64,142	$516

	Balance at				For the Three Months Ended
	December 31, 2011				March 31, 2011
					Average	Interest
		Recorded	Associated	Net	Recorded	Income
	UPB	Investment	Allowance	Investment	Investment	Recognized
	(in millions)

Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$7,073	$3,200	$—	$3,200	$3,585	$92
15-year amortizing fixed-rate(2)	57	23	—	23	45	2
Adjustable rate(3)	13	6	—	6	8	—
Alt-A, interest-only, and option ARM(4)	1,987	881	—	881	1,037	21

Total with no specific allowance recorded	9,130	4,110	—	4,110	4,675	115

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	44,672	43,533	(11,253)	32,280	27,638	176
15-year amortizing fixed-rate(2)	367	347	(43)	304	178	3
Adjustable rate(3)	280	268	(59)	209	122	1
Alt-A, interest-only, and option ARM(4)	12,103	11,779	(3,745)	8,034	7,406	33

Total with specific allowance recorded	57,422	55,927	(15,100)	40,827	35,344	213

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	51,745	46,733	(11,253)	35,480	31,223	268
15-year amortizing fixed-rate(2)	424	370	(43)	327	223	5
Adjustable rate(3)	293	274	(59)	215	130	1
Alt-A, interest-only, and option ARM(4)	14,090	12,660	(3,745)	8,915	8,443	54

Total single-family(6)	$66,552	$60,037	$(15,100)	$44,937	$40,019	$328

Multifamily —
With no specific allowance recorded(7)	$1,049	$1,044	$—	$1,044	$773	$10
With specific allowance recorded	1,644	1,626	(246)	1,380	1,972	24

Total multifamily	$2,693	$2,670	$(246)	$2,424	$2,745	$34

Total single-family and multifamily	$69,245	$62,707	$(15,346)	$47,361	$42,764	$362

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(5)	Consists primarily of mortgage loans classified as TDRs.
(6)	As of March 31, 2012 and December 31, 2011 includes $60.0 billion and $57.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.7 billion and $9.1 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (1) for additional information.
(7)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

120	Freddie Mac

Interest income foregone on individually impaired loans was approximately $530 million and $365 million for the three months ended March 31, 2012 and 2011 respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	March 31, 2012
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,181,260	$20,035	$7,452	$45,872	$1,254,619	$45,760
15-year amortizing fixed-rate(2)	264,937	1,221	311	1,327	267,796	1,321
Adjustable-rate(3)	65,445	580	215	1,732	67,972	1,728
Alt-A, interest-only, and option ARM(4)	104,682	3,742	1,846	21,056	131,326	21,027

Total single-family	1,616,324	25,578	9,824	69,987	1,721,713	69,836

Total multifamily	71,206	27	26	104	71,363	1,853

Total single-family and multifamily	$1,687,530	$25,605	$9,850	$70,091	$1,793,076	$71,689

	December 31, 2011
		One	Two	Three Months or
		Month	Months	More Past Due,
	Current	Past Due	Past Due	or in Foreclosure	Total	Non-accrual
	(in millions)

Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,191,809	$24,964	$9,006	$46,707	$1,272,486	$46,600
15-year amortizing fixed-rate(2)	256,306	1,499	361	1,367	259,533	1,361
Adjustable-rate(3)	63,929	724	239	1,842	66,734	1,838
Alt-A, interest-only, and option ARM(4)	109,967	4,617	2,172	22,502	139,258	22,473

Total single-family	1,622,011	31,804	11,778	72,418	1,738,011	72,272

Total multifamily	72,715	2	15	69	72,801	1,882

Total single-family and multifamily	$1,694,726	$31,806	$11,793	$72,487	$1,810,812	$74,154

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans from the loan pools that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of March 31, 2012, there were $2.4 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the consolidated trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $9.2 billion and $14.6 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three months ended March 31, 2012 and 2011, respectively.

121	Freddie Mac

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	March 31, 2012	December 31, 2011

Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	2.75%	2.80%
Total number of seriously delinquent loans	267,820	273,184
Credit-enhanced portfolio:
Serious delinquency rate	7.54%	7.56%
Total number of seriously delinquent loans	113,166	120,622
Total portfolio, excluding Other Guarantee Transactions
Serious delinquency rate	3.39%	3.46%
Total number of seriously delinquent loans	380,986	393,806
Other Guarantee Transactions:(2)
Serious delinquency rate	10.67%	10.54%
Total number of seriously delinquent loans	19,801	20,328
Total single-family:
Serious delinquency rate	3.51%	3.58%
Total number of seriously delinquent loans	400,787	414,134
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.16%	0.11%
UPB of delinquent loans (in millions)	$139	$93
Credit-enhanced portfolio:
Delinquency rate	0.39%	0.52%
UPB of delinquent loans (in millions)	$137	$166
Total Multifamily:
Delinquency rate	0.23%	0.22%
UPB of delinquent loans (in millions)	$276	$259

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

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

Troubled Debt Restructurings

On July 1, 2011, we adopted an amendment to the accounting guidance for receivables, which clarifies the guidance regarding a creditor’s evaluation of when a restructuring is considered a TDR. While our adoption of this amendment did not have an impact on how we account for TDRs, it did have a significant impact on the population of loans that we account for as TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” in our 2011 Annual Report for further information on our implementation of this guidance.

Single-Family TDRs

We require our single-family servicers to contact borrowers who are in default and to identify a loan workout in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. We receive information related to loan workouts, such as modifications and loans in a modification trial period, and other alternatives to foreclosure from our servicers at the loan level on at least a monthly basis. For loans in a modification trial period under HAMP, we do not receive the terms of the expected completed modification until the modification is completed. For these loans, we only receive notification that they are in a modification trial period under HAMP.

In the case of borrowers considered for modifications, our servicers obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to

122	Freddie Mac

reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reductions; (b) term extensions; and (c) principal forbearance. Principal forbearance is when a portion of the principal is non-interest-bearing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans. During the three months ended March 31, 2012, approximately 65% of completed modifications that were classified as TDRs involved interest rate reductions and term extensions, and approximately 23% involved principal forbearance in addition to interest rate reductions and term extensions. During the three months ended March 31, 2012, the average term extension was 93 months and the average interest rate reduction was 3.0% for completed modifications classified as TDRs.

Multifamily TDRs

The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower’s modified interest rate is consistent with that of a borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to one year with no changes to the effective borrowing rate. In other cases we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate or extending the maturity for longer than one year. In cases where we do modify the contractual terms of the loan, the changes in terms may be similar to those of single-family loans, such as an extension of the term, reduction of contractual rate, principal forbearance, or some combination of these features.

TDR Activity and Performance

The table below provides additional information about both our single-family and multifamily TDR activity during the three months ended March 31, 2012, based on the original category of the loan before the loan was classified as a TDR. Our presentation of TDR activity includes all loans that were newly classified as a TDR during the respective period. Prior to classification as a TDR, these loans were previously evaluated for impairment, including our estimation for loan losses, on a collective basis. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent activity would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.4 — TDR Activity, by Segment

	Three Months Ended March 31,
	2012		2011
		Post-TDR		Post-TDR
		Recorded		Recorded
	# of Loans	Investment	# of Loans	Investment
	(in millions, except for number of loans)

Single-family
20 and 30-year or more, amortizing fixed-rate	15,072	$2,643	18,900	$3,925
15-year amortizing fixed-rate	962	87	856	98
Adjustable-rate(1)	451	85	497	107
Alt-A, interest-only, and option ARM	3,725	961	6,727	1,844

Total Single-family	20,210	3,776	26,980	5,974

Multifamily	4	22	2	3

Total	20,214	$3,798	26,982	$5,977

(1)	Includes balloon/reset mortgage loans.

The measurement of impairment for TDRs is based on the excess of our recorded investment in the loans over the present value of the loans’ expected future cash flows. Generally, restructurings that are TDRs have a higher allowance for loan losses than restructurings that are not considered TDRs because TDRs involve a concession being granted to the borrower. Our process for determining the appropriate allowance for loan losses for both single-family and multifamily loans considers the impact that our loss mitigation activities, such as loan restructurings, have on probabilities of default. For single-family loans evaluated individually and collectively for impairment that have been modified, the probability of default is impacted by the incidence of redefault that we have experienced on similar loans that have completed a modification. For multifamily loans, the incidence of redefault on loans that have been modified does not directly impact the allowance for loan losses as our multifamily loans are generally evaluated individually for impairment which is based on the fair value of the underlying collateral and contemplates the unique facts and circumstances of the loan. The process

123	Freddie Mac

for determining the appropriate allowance for loan losses for multifamily loans evaluated collectively for impairment considers the incidence of redefault on loans that have completed a modification.

The table below presents the volume of payment defaults of our TDR modifications based on the original category of the loan before restructuring. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. Modified loans within the option ARM category continue to remain in that category even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during the three months ended March 31, 2012 resulted in a modified loan with a fixed interest rate. Approximately $42 billion in UPB of our completed loan modifications at March 31, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to a market rate (determined at the time of the modification). The table below reflects only performance of completed modifications and excludes loans subject to other loss mitigation activity that were classified as TDRs.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended March 31,
	2012		2011
		Post-TDR		Post-TDR
		Recorded		Recorded
	# of Loans	Investment(2)	# of Loans	Investment(2)
	(in millions, except number of loans modified)

Single-family
20 and 30-year or more, amortizing fixed-rate	4,888	$919	5,609	$1,074
15-year amortizing fixed-rate	232	24	194	21
Adjustable-rate	98	22	123	26
Alt-A, interest-only, and option ARM	1,048	278	1,574	421

Total single-family	6,266	$1,243	7,500	$1,542

Multifamily	1	$2	—	$—

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification event during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure. We only include payment defaults for a single loan once during each quarterly period; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarter.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of March 31, 2012.

During the three months ended March 31, 2012, there were 783 loans with other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $121 million that returned to a current payment status, and then subsequently became two months delinquent. In addition, during the three months ended March 31, 2012, there were 1,598 loans with other loss mitigation activities initially classified as TDRs, with a post-TDR recorded investment of $262 million that subsequently experienced a loss event, such as a short sale or a foreclosure transfer.

NOTE 6: REAL ESTATE OWNED

We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for a discussion of our significant accounting policies for REO.

The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

124	Freddie Mac

Table 6.1 — REO

	Three Months Ended March 31,
	2012	2011
	(in millions)

Beginning balance — REO, gross	$6,244	$7,908
Additions	2,135	2,453
Dispositions	(2,444)	(3,212)

Ending balance — REO, gross	5,935	7,149

Beginning balance, valuation allowance	(564)	(840)
Change in valuation allowance	83	67

Ending balance, valuation allowance	(481)	(773)

Ending balance — REO, net	$5,454	$6,376

The REO balance, net at March 31, 2012 and December 31, 2011 associated with single-family properties was $5.3 billion and $5.5 billion, respectively, and the balance associated with multifamily properties was $121 million and $133 million, respectively. The North Central region represented approximately 32% and 26% of our single-family REO additions during the three months ended March 31, 2012 and 2011, respectively, based on the number of properties, and the Southeast region represented approximately 30% and 19% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 59,307 properties and 60,535 properties at March 31, 2012 and December 31, 2011, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to delays in the foreclosure process. These delays in foreclosures continued in the first quarter of 2012, particularly in states that require a judicial foreclosure process. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for information about regional concentration of our portfolio as well as further details about delays in the single-family foreclosure process.

Our REO operations expenses include REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized gains of $80 million and losses of $126 million on REO dispositions during the three months ended March 31, 2012 and 2011, respectively. We increased our valuation allowance for properties in our REO inventory by $2 million and $151 million during the three months ended March 31, 2012 and 2011, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the three months ended March 31, 2012 and 2011 was $1.9 billion and $2.3 billion, respectively.

125	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At March 31, 2012 and December 31, 2011, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2012	Cost	Gains	Losses	Fair Value
	(in millions)

Available-for-sale securities:
Freddie Mac	$70,422	$5,790	$(49)	$76,163
Subprime	39,750	61	(12,666)	27,145
CMBS	51,976	3,477	(700)	54,753
Option ARM	8,714	13	(2,909)	5,818
Alt-A and other	13,243	104	(2,253)	11,094
Fannie Mae	17,648	1,252	(3)	18,897
Obligations of states and political subdivisions	7,459	132	(26)	7,565
Manufactured housing	795	7	(54)	748
Ginnie Mae	210	29	—	239

Total available-for-sale securities	$210,217	$10,865	$(18,660)	$202,422

December 31, 2011

Available-for-sale securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Subprime	41,347	60	(13,408)	27,999
CMBS	53,637	2,574	(548)	55,663
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Fannie Mae	19,023	1,303	(4)	20,322
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766
Ginnie Mae	219	30	—	249

Total available-for-sale securities	$220,217	$10,557	$(20,115)	$210,659

126	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
March 31, 2012	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$1,039	$—	$(2)	$(2)	$1,946	$—	$(47)	$(47)	$2,985	$—	$(49)	$(49)
Subprime	36	(4)	—	(4)	26,865	(10,239)	(2,423)	(12,662)	26,901	(10,243)	(2,423)	(12,666)
CMBS	1,088	(25)	(53)	(78)	3,403	(147)	(475)	(622)	4,491	(172)	(528)	(700)
Option ARM	98	(7)	—	(7)	5,695	(2,813)	(89)	(2,902)	5,793	(2,820)	(89)	(2,909)
Alt-A and other	527	(27)	—	(27)	9,230	(1,742)	(484)	(2,226)	9,757	(1,769)	(484)	(2,253)
Fannie Mae	623	—	(2)	(2)	10	—	(1)	(1)	633	—	(3)	(3)
Obligations of states and political subdivisions	675	—	(4)	(4)	722	—	(22)	(22)	1,397	—	(26)	(26)
Manufactured housing	111	(4)	—	(4)	353	(41)	(9)	(50)	464	(45)	(9)	(54)

Total available-for-sale securities in a gross unrealized loss position	$4,197	$(67)	$(61)	$(128)	$48,224	$(14,982)	$(3,550)	$(18,532)	$52,421	$(15,049)	$(3,611)	$(18,660)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2011	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Available-for-sale securities:
Freddie Mac	$2,196	$—	$(4)	$(4)	$1,884	$—	$(44)	$(44)	$4,080	$—	$(48)	$(48)
Subprime	8	(1)	—	(1)	27,742	(10,785)	(2,622)	(13,407)	27,750	(10,786)	(2,622)	(13,408)
CMBS	997	(20)	(41)	(61)	3,573	(9)	(478)	(487)	4,570	(29)	(519)	(548)
Option ARM	95	(13)	—	(13)	5,743	(3,067)	(89)	(3,156)	5,838	(3,080)	(89)	(3,169)
Alt-A and other	1,197	(114)	(4)	(118)	9,070	(2,088)	(606)	(2,694)	10,267	(2,202)	(610)	(2,812)
Fannie Mae	1,144	—	(2)	(2)	14	—	(2)	(2)	1,158	—	(4)	(4)
Obligations of states and political subdivisions	292	—	(6)	(6)	2,157	—	(60)	(60)	2,449	—	(66)	(66)
Manufactured housing	197	(5)	—	(5)	345	(44)	(11)	(55)	542	(49)	(11)	(60)

Total available-for-sale securities in a gross unrealized loss position	$6,126	$(153)	$(57)	$(210)	$50,528	$(15,993)	$(3,912)	$(19,905)	$56,654	$(16,146)	$(3,969)	$(20,115)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At March 31, 2012, total gross unrealized losses on available-for-sale securities were $18.7 billion. The gross unrealized losses relate to 1,453 individual lots representing 1,387 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

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

127	Freddie Mac

we expect to collect, discounted at the effective interest rate implicit in the security at the date of acquisition or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

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

For the majority of our available-for-sale securities in an unrealized loss position, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

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

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting guidance for investments in debt and equity securities. In contrast, our purchase of mortgage-related securities that we issued (e.g., PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for additional information.

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

128	Freddie Mac

generation of new business, pending regulatory action, credit ratings, security prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. For additional information regarding bond insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”

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

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	March 31, 2012
	Subprime First		Alt-A(1)
	Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date

2004 and prior:
UPB	$1,191	$114	$830	$499	$2,155
Weighted average collateral defaults(3)	35%	37%	9%	49%	29%
Weighted average collateral severities(4)	55%	50%	43%	48%	38%
Weighted average voluntary prepayment rates(5)	5%	7%	17%	7%	8%
Average credit enhancement(6)	43%	13%	14%	18%	15%
2005:
UPB	$5,959	$2,795	$1,169	$816	$3,870
Weighted average collateral defaults(3)	57%	54%	25%	59%	43%
Weighted average collateral severities(4)	66%	58%	51%	54%	46%
Weighted average voluntary prepayment rates(5)	4%	6%	12%	6%	7%
Average credit enhancement(6)	52%	11%	2%	25%	5%
2006:
UPB	$19,393	$6,432	$529	$1,082	$1,152
Weighted average collateral defaults(3)	67%	67%	38%	66%	56%
Weighted average collateral severities(4)	71%	64%	57%	62%	53%
Weighted average voluntary prepayment rates(5)	5%	5%	12%	7%	6%
Average credit enhancement(6)	14%	1%	6%	(2)%	—%
2007:
UPB	$20,935	$4,167	$156	$1,319	$308
Weighted average collateral defaults(3)	65%	57%	53%	63%	65%
Weighted average collateral severities(4)	72%	62%	65%	62%	62%
Weighted average voluntary prepayment rates(5)	5%	6%	10%	8%	6%
Average credit enhancement(6)	16%	10%	10%	(8)%	—%
Total:
UPB	$47,478	$13,508	$2,684	$3,716	$7,485
Weighted average collateral defaults(3)	64%	61%	24%	61%	42%
Weighted average collateral severities(4)	71%	62%	53%	59%	47%
Weighted average voluntary prepayment rates(5)	5%	6%	14%	7%	7%
Average credit enhancement(6)	20%	6%	7%	5%	7%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

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

129	Freddie Mac

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2012.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2012. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of
	Available-For-Sale Securities Recognized in Earnings For the
	Three Months Ended March 31,
	2012	2011
	(in millions)

Available-for-sale securities:
Subprime	$(441)	$(734)
Option ARM	(48)	(281)
Alt-A and other	(57)	(40)
CMBS	(16)	(135)
Manufactured housing	(2)	(3)

Total other-than-temporary impairments on available-for-sale securities	$(564)	$(1,193)

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2012, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first

130	Freddie Mac

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

Three Months Ended
March 31, 2012
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	13
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	551
Reductions:
Amounts related to securities which were sold, written off or matured	(272)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(14)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(52)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$16,214

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$—	$77
Fannie Mae	12	—
CMBS	76	—
Obligations of states and political subdivisions	1	1

Total mortgage-related securities gross realized gains	89	78

Non-mortgage-related securities:
Asset-backed securities	—	2

Total non-mortgage-related securities gross realized gains	—	2

Gross realized gains	89	80

Gross realized losses
Gross realized losses	—	—

Net realized gains (losses)	$89	$80

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

March 31, 2012	Amortized Cost	Fair Value
	(in millions)

Available-for-sale securities:
Due within 1 year or less	$37	$37
Due after 1 through 5 years	2,174	2,286
Due after 5 through 10 years	3,746	3,961
Due after 10 years	204,260	196,138

Total available-for-sale securities	$210,217	$202,422

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

131	Freddie Mac

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

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Beginning balance	$(6,213)	$(9,678)
Net unrealized holding gains(1)	838	1,216
Net reclassification adjustment for net realized losses(2)(3)	309	725

Ending balance	$(5,066)	$(7,737)

(1)	Net of tax expense of $451 million and $655 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Net of tax benefit of $166 million and $390 million for the three months ended March 31, 2012 and 2011, respectively.
(3)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of comprehensive income as impairment losses on available-for-sale securities of $367 million and $775 million, net of taxes, for the three months ended March 31, 2012 and 2011, respectively.

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	March 31, 2012	December 31, 2011
	(in millions)

Mortgage-related securities:
Freddie Mac	$14,504	$16,047
Fannie Mae	13,692	15,165
Ginnie Mae	151	156
Other	153	164

Total mortgage-related securities	28,500	31,532

Non-mortgage-related securities:
Asset-backed securities	695	302
Treasury bills	3,000	100
Treasury notes	23,164	24,712
FDIC-guaranteed corporate medium-term notes	2,960	2,184

Total non-mortgage-related securities	29,819	27,298

Total fair value of trading securities	$58,319	$58,830

Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were at a net premium (i.e., have higher net fair value than UPB) as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, we recorded net unrealized losses on trading securities held at those dates of $0.4 billion and $0.2 billion, respectively.

Total trading securities include $1.7 billion and $1.9 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of March 31, 2012 and December 31, 2011. Gains (losses) on trading securities on our consolidated statements of comprehensive income include losses of $51 million and $41 million, respectively, related to these hybrid financial securities for the three months ended March 31, 2012 and 2011.

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

132	Freddie Mac

market values of these securities compared to amounts loaned in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us related to derivative instruments of $2.3 billion and $3.2 billion at March 31, 2012 and December 31, 2011, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At March 31, 2012 and December 31, 2011, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at March 31, 2012 and December 31, 2011, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at March 31, 2012 and December 31, 2011 was $258 million and $246 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of March 31, 2012, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	March 31, 2012	December 31, 2011
	(in millions)

Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,373	$10,293
Available-for-sale securities	187	204
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	90	88

Total securities pledged	$10,650	$10,585

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At March 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.6 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

The remaining $42 million and $25 million of collateral posted with the ability of the secured party to repledge at March 31, 2012 and December 31, 2011, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At March 31, 2012 and December 31, 2011, we pledged securities, without the ability of the secured party to repledge, of $90 million and $88 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

133	Freddie Mac

Collateral in the Form of Cash Pledged

At March 31, 2012, we pledged $11.7 billion of collateral in the form of cash and cash equivalents, of which $11.5 billion related to our derivative agreements as we had $11.5 billion of such derivatives in a net loss position. At December 31, 2011, we pledged $12.7 billion of collateral in the form of cash and cash equivalents, of which $12.6 billion related to our derivative agreements as we had $12.7 billion of such derivatives in a net loss position. The remaining $192 million and $133 million was posted at clearinghouses in connection with our securities transactions at March 31, 2012 and December 31, 2011, respectively.

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

Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $787.3 billion on January 1, 2013. As of March 31, 2012, we estimate that the par value of our aggregate indebtedness totaled $629.3 billion, which was approximately $245.5 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended March 31,		Balance, Net(1)
	2012	2011	March 31, 2012	December 31, 2011
	(in millions)		(in millions)

Other debt:
Short-term debt	$40	$115	$134,825	$161,399
Long-term debt:
Senior debt	2,769	3,438	483,432	498,779
Subordinated debt	7	12	372	368

Total long-term debt	2,776	3,450	483,804	499,147

Total other debt	2,816	3,565	618,629	660,546
Debt securities of consolidated trusts held by third parties	15,253	17,403	1,481,622	1,471,437

Total debt, net	$18,069	$20,968	$2,100,251	$2,131,983

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $0 and $0.2 billion, respectively, of other short-term debt, and $2.2 billion and $2.8 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012 and 2011, we recognized fair value gains (losses) of $(17) million and $(81) million, respectively, on our foreign-currency denominated debt, of which $(19) million and $(117) million, respectively, are gains (losses) related to our net foreign-currency translation.

134	Freddie Mac

Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either March 31, 2012 or December 31, 2011.

Table 8.2 — Other Debt

	March 31, 2012			December 31, 2011
			Weighted Average			Weighted Average
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Other short-term debt:
Reference Bills® securities and discount notes	$134,865	$134,825	0.12%	$161,193	$161,149	0.11%
Medium-term notes	—	—	—	250	250	0.24

Total other short-term debt	134,865	134,825	0.12	161,443	161,399	0.11
Other long-term debt:
Original maturities on or before December 31,
2012	88,192	88,185	1.73%	127,798	127,776	1.79%
2013	126,809	126,659	1.57	142,943	142,759	1.46
2014	93,956	93,780	1.76	87,453	87,267	1.91
2015	44,395	44,356	2.28	33,897	33,870	2.89
2016	44,546	44,502	3.09	45,526	45,473	3.21
Thereafter	96,557	86,322	3.64	75,254	62,002	4.58

Total other long-term debt(3)	494,455	483,804	2.21	512,871	499,147	2.27

Total other debt	$629,320	$618,629		$674,314	$660,546

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $112.3 billion and $121.4 billion at March 31, 2012 and December 31, 2011, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	March 31, 2012				December 31, 2011
				Weighted				Weighted
	Contractual		Balance,	Average	Contractual		Balance,	Average
	Maturity(2)	UPB	Net(3)	Coupon(2)	Maturity(2)	UPB	Net(3)	Coupon(2)
	(dollars in millions)				(dollars in millions)

Single-family:
30-year or more, fixed-rate	2012 - 2048	$1,027,889	$1,042,879	4.83%	2012 - 2048	$1,034,680	$1,047,556	4.92%
20-year fixed-rate	2012 - 2032	71,142	72,637	4.40	2012 - 2032	67,323	68,502	4.53
15-year fixed-rate	2012 - 2027	253,146	257,850	3.94	2012 - 2027	242,077	246,023	4.09
Adjustable-rate	2012 - 2047	62,430	63,397	3.10	2012 - 2047	60,544	61,395	3.18
Interest-only(4)	2026 - 2041	42,803	42,874	4.79	2026 - 2041	45,807	45,884	4.91
FHA/VA	2012 - 2041	1,955	1,985	5.66	2012 - 2041	2,045	2,077	5.67

Total debt securities of consolidated trusts held by third parties(5)		$1,459,365	$1,481,622			$1,452,476	$1,471,437

(1)	Debt securities of consolidated trusts held by third parties are prepayable without penalty.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.04% and 4.22% as of March 31, 2012 and December 31, 2011, respectively.

Lines of Credit

At both March 31, 2012 and December 31, 2011, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk

135	Freddie Mac

policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at March 31, 2012 or December 31, 2011. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

Subordinated Debt Interest and Principal Payments

The terms of certain of our subordinated debt securities provide for us to defer payments of interest in the event we fail to maintain specified capital levels. However, in a September 23, 2008 statement concerning the conservatorship, the Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels.

NOTE 9: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three months ended March 31, 2012 and 2011, we issued and guaranteed $108.3 billion and $93.9 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds).

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

Table 9.1 — Financial Guarantees

	March 31, 2012			December 31, 2011
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Non-consolidated Freddie Mac securities(2)	$38,572	$321	41	$35,879	$300	42
Other guarantee commitments(3)	22,354	493	37	21,064	487	37
Derivative instruments	19,998	931	33	37,737	2,977	34
Servicing-related premium guarantees	160	—	5	151	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	As of March 31, 2012 and December 31, 2011, the UPB of non-consolidated Freddie Mac securities associated with single-family mortgage loans was $10.4 billion and $10.7 billion, respectively. The remaining balances relate to multifamily mortgage loans.
(3)	As of March 31, 2012 and December 31, 2011, the UPB of other guarantee commitments associated with single-family mortgage loans was $12.5 billion and $11.1 billion, respectively. The remaining balances relate to multifamily mortgage loans.

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

Our single-family securities issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities are not consolidated as they do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips. Since these resecuritizations do not increase our credit-risk, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of multifamily PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $0.2 billion at both March 31, 2012 and

136	Freddie Mac

December 31, 2011. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for further information about our accounting for financial guarantees.

During the three months ended March 31, 2012 and 2011, we issued approximately $3.1 billion and $2.9 billion, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

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

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three months ended March 31, 2012 and 2011, we issued and guaranteed $2.3 billion and $1.8 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $10.3 billion and $8.6 billion of UPB at March 31, 2012 and December 31, 2011, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion in UPB at March 31, 2012 and December 31, 2011. In addition, as of March 31, 2012, and December 31, 2011, respectively, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $2.5 billion, and $2.9 billion, respectively.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 10: DERIVATIVES” for further discussion of these derivative guarantees.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at March 31, 2012 and December 31, 2011.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at March 31, 2012 and December 31, 2011.

137	Freddie Mac

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at March 31, 2012 and December 31, 2011.

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

Types of Derivatives

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

138	Freddie Mac

•	Foreign-currency swaps.

In addition to swaps, futures, and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed interest rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument, and allow us to rebalance the options in our callable debt and REMICs portfolios. We may, from time to time, write other derivative contracts such as interest-rate futures.

Commitments

We routinely enter into commitments that include our: (a) commitments to purchase and sell investments in securities; (b) commitments to purchase mortgage loans; and (c) commitments to purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.

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

For a discussion of our significant accounting policies related to derivatives, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2011 Annual Report.

139	Freddie Mac

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At March 31, 2012			At December 31, 2011
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$248,453	$10,391	$(519)	$211,808	$12,998	$(108)
Pay-fixed	296,573	444	(28,226)	289,335	19	(34,507)
Basis (floating to floating)	2,400	4	(2)	2,750	5	(7)

Total interest-rate swaps	547,426	10,839	(28,747)	503,893	13,022	(34,622)
Option-based:
Call swaptions
Purchased	52,500	7,766	—	76,275	12,975	—
Written	12,025	—	(886)	27,525	—	(2,932)
Put Swaptions
Purchased	49,450	527	—	70,375	638	—
Written	250	—	(5)	500	—	(2)
Other option-based derivatives(3)	34,365	2,029	—	38,549	2,256	(2)

Total option-based	148,590	10,322	(891)	213,224	15,869	(2,936)
Futures	44,281	—	(66)	41,281	5	—
Foreign-currency swaps	1,179	84	—	1,722	106	(9)
Commitments	22,298	22	(59)	14,318	38	(94)
Credit derivatives	9,338	1	(5)	10,190	1	(5)
Swap guarantee derivatives	3,631	—	(36)	3,621	—	(37)

Total derivatives not designated as hedging instruments	776,743	21,268	(29,804)	788,249	29,041	(37,703)
Netting adjustments(4)		(21,086)	29,508		(28,923)	37,268

Total derivative portfolio, net	$776,743	$182	$(296)	$788,249	$118	$(435)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.2 billion and $299 million, respectively, at March 31, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion at both March 31, 2012 and December 31, 2011, which was mainly related to interest-rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at March 31, 2012 and December 31, 2011 was $2.3 billion and $3.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at March 31, 2012 and December 31, 2011 was $11.5 billion and $12.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2012, was $11.5 billion for which we posted collateral of $11.5 billion in the normal course of business. Since we were fully collateralized as of March 31, 2012, we would not have to post additional collateral on that day if credit-risk-related contingent features underlying these agreements were triggered.

At March 31, 2012 and December 31, 2011, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

140	Freddie Mac

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

Table 10.2 — Gains and Losses on Derivatives

	Amount of Gain or (Loss) Reclassified from AOCI
	into Earnings
	(Effective Portion)
Derivatives in Cash Flow	Three Months Ended March 31,
Hedging Relationships(1)(2)	2012	2011
	(in millions)

Closed cash flow hedges(3)	$(165)	$(197)

Derivatives not designated as hedging	Derivative Gains (Losses)(4)
instruments under the accounting	Three Months Ended March 31,
guidance for derivatives and hedging(5)	2012	2011
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(5)	$(37)
U.S. dollar denominated	(2,583)	(2,204)

Total receive-fixed swaps	(2,588)	(2,241)
Pay-fixed	3,792	3,963
Basis (floating to floating)	4	1

Total interest-rate swaps	1,208	1,723
Option based:
Call swaptions
Purchased	(1,194)	(684)
Written	370	38
Put swaptions
Purchased	(34)	(122)
Written	2	7
Other option-based derivatives(6)	(221)	(46)

Total option-based	(1,077)	(807)
Futures	(65)	(41)
Foreign-currency swaps(7)	9	109
Commitments	(57)	(164)
Credit derivatives	—	1
Swap guarantee derivatives	2	1

Subtotal	20	822
Accrual of periodic settlements:(8)
Receive-fixed interest-rate swaps(9)	779	1,246
Pay-fixed interest-rate swaps	(1,858)	(2,504)
Foreign-currency swaps	3	4
Other	—	5

Total accrual of periodic settlements	(1,076)	(1,249)

Total	$(1,056)	$(427)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	No amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing).
(3)	Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(4)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(5)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At March 31, 2012 and December 31, 2011, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in “Table 10.3 —

141	Freddie Mac

AOCI Related to Cash Flow Hedge Relationships,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.6 billion and $2.1 billion at March 31, 2012 and 2011, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions impact earnings. Over the next 12 months, we estimate that approximately $393 million, net of taxes, of the $1.6 billion of cash flow hedge losses in AOCI at March 31, 2012 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 22 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at March 31, 2012 will be reclassified to earnings over the next five and ten years, respectively.

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

Table 10.3 — AOCI Related to Cash Flow Hedge Relationships

	Three Months Ended March 31,
	2012	2011
	(in millions)

Beginning balance(1)	$(1,730)	$(2,239)
Net reclassifications of losses to earnings(2)	111	132

Ending balance(1)	$(1,619)	$(2,107)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $54 million and $65 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 11: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

We received $146 million in March 2012 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of December 31, 2011. In addition, we had a deficit in net worth of $18 million as of March 31, 2012. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.2 billion as of March 31, 2012 and December 31, 2011, respectively. See “NOTE 14: REGULATORY CAPITAL” for additional information.

Stock-Based Compensation

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2012, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During the three months ended March 31, 2012, restrictions lapsed on 460,846 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report.

For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at March 31, 2012 and 2011 were out of the money and excluded from the computation of dilutive potential common shares for the three months ended March 31, 2012 and 2011, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.

142	Freddie Mac

Dividends Declared During 2012

No common dividends were declared during the three months ended March 31, 2012. In March 2012, we paid dividends of $1.8 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2012.

NOTE 12: INCOME TAXES

Income Tax Benefit

For the three months ended March 31, 2012 and 2011, we reported an income tax benefit of $14 million and $74 million, respectively, resulting in effective tax rates of (2.5)% and (12.3)%, respectively. For the three months ended March 31, 2012, the tax benefit recorded is related to the amortization of net deferred losses on pre-2008 closed cash flow hedges offset by an expense for alternative minimum tax. We continue to be in a tax loss carryforward position. Our effective tax rate was different from the statutory rate of 35% primarily due to changes in the valuation allowance recorded against a portion of our net deferred tax assets.

Deferred Tax Assets, Net

Our valuation allowance decreased by $33 million during the first quarter of 2012 to $35.6 billion primarily due to a decrease in temporary differences. After consideration of the valuation allowance, we had a net deferred tax asset of $2.9 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities.

IRS Examinations and Unrecognized Tax Benefits

We believe appropriate reserves have been provided for settlement on reasonable terms related to questions of timing and potential penalties raised by the IRS during examinations of the 1998 to 2007 tax years regarding our tax accounting method for certain hedging transactions. However, changes could occur in the balance of unrecognized tax benefits that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. Considering the Tax Court trial date of November 13, 2012, the fact that no settlement discussions have occurred for an extended period of time, and the information currently available, we do not believe it is reasonably possible that this issue will be resolved within the next 12 months.

The IRS is currently auditing our income tax returns for tax years 2008 and 2009. We believe appropriate reserves have been provided for all income tax uncertainties. However, it is reasonably possible that the 2008 to 2009 audit cycle will be completed during the next 12 months, which could result in a decrease in the balance of unrecognized tax benefits by as much as $373 million.

For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 13: INCOME TAXES” in our 2011 Annual Report.

NOTE 13: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “NOTE 14: SEGMENT REPORTING” in our 2011 Annual Report.

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

143	Freddie Mac

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

Multifamily	The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Currently, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated only with market factors other than changes in interest rates, such as liquidity and credit.
•   Multifamily mortgage loans held-for-sale and associated
   securitization activities

•   Investments in CMBS, multifamily housing
   revenue bonds, and multifamily mortgage loans
   held-for-investment

•   Allocated debt costs, administrative expenses and
   taxes

•   Other guarantee commitments on multifamily
   HFA bonds and housing revenue bonds

•   LIHTC and valuation allowance

•   Deferred tax asset valuation allowance

All Other	The All Other category consists of material corporate-level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments.	• Tax settlements, as applicable • Legal settlements, as applicable • The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

144	Freddie Mac

Segment Earnings

The financial performance of our Single-family Guarantee segment and Multifamily segment are measured based on each segment’s contribution to GAAP net income (loss). Our Investments segment is measured on its contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes.

The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss). However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of March 31, 2012, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $1.3 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of March 31, 2012, the unamortized balance of such fees was $2.0 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

The table below presents Segment Earnings by segment.

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2012	2011
	(in millions)

Segment Earnings (loss), net of taxes:
Investments	$1,628	$2,137
Single-family Guarantee	(1,675)	(1,820)
Multifamily	624	359

Total Segment Earnings, net of taxes	577	676

Net income	$577	$676

Comprehensive income (loss) of segments:
Investments	$1,963	$3,263
Single-family Guarantee	(1,698)	(1,824)
Multifamily	1,524	1,301

Comprehensive income of segments	1,789	2,740

Comprehensive income	$1,789	$2,740

145	Freddie Mac

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2012
						Reconciliation to Consolidated Statements of			Total per
						Comprehensive Income			Consolidated
					Total Segment			Total	Statements of
		Single-family			Earnings (Loss),		Segment	Reconciling	Comprehensive
	Investments	Guarantee	Multifamily	All Other	Net of Taxes	Reclassifications(1)	Adjustments(2)	Items	Income
	(in millions)

Net interest income	$1,763	$(32)	$318	$—	$2,049	$2,296	$155	$2,451	$4,500
(Provision) benefit for credit losses	—	(2,184)	19	—	(2,165)	340	—	340	(1,825)
Non-interest income (loss):
Management and guarantee income(3)	—	1,011	33	—	1,044	(803)	(196)	(999)	45
Net impairment of available-for-sale securities recognized in earnings	(496)	—	(16)	—	(512)	(52)	—	(52)	(564)
Derivative gains (losses)	200	—	(1)	—	199	(1,255)	—	(1,255)	(1,056)
Gains (losses) on trading securities	(398)	—	21	—	(377)	—	—	—	(377)
Gains (losses) on sale of mortgage loans	(14)	—	54	—	40	—	—	—	40
Gains (losses) on mortgage loans recorded at fair value	(38)	—	177	—	139	—	—	—	139
Other non-interest income (loss)	513	181	89	—	783	(526)	—	(526)	257
Non-interest expense:
Administrative expenses	(92)	(193)	(52)	—	(337)	—	—	—	(337)
REO operations income (expense)	—	(172)	1	—	(171)	—	—	—	(171)
Other non-interest expense	—	(73)	(15)	—	(88)	—	—	—	(88)
Segment adjustments(2)	155	(196)	—	—	(41)	—	41	41	—
Income tax (expense) benefit	35	(17)	(4)	—	14	—	—	—	14

Net income (loss)	1,628	(1,675)	624	—	577	—	—	—	577
Total other comprehensive income, net of taxes	335	(23)	900	—	1,212	—	—	—	1,212

Comprehensive income (loss)	$1,963	$(1,698)	$1,524	$—	$1,789	$—	$—	$—	$1,789

	Three Months Ended March 31, 2011
						Reconciliation to Consolidated Statements of			Total per
						Comprehensive Income			Consolidated
					Total Segment			Total	Statements of
		Single-family			Earnings (Loss),		Segment	Reconciling	Comprehensive
	Investments	Guarantee	Multifamily	All Other	Net of Taxes	Reclassifications(1)	Adjustments(2)	Items	Income
	(in millions)

Net interest income	$1,653	$100	$279	$—	$2,032	$2,305	$203	$2,508	$4,540
(Provision) benefit for credit losses	—	(2,284)	60	—	(2,224)	235	—	235	(1,989)
Non-interest income (loss):
Management and guarantee income(3)	—	870	28	—	898	(675)	(185)	(860)	38
Net impairment of available-for-sale securities recognized in earnings	(1,029)	—	(135)	—	(1,164)	(29)	—	(29)	(1,193)
Derivative gains (losses)	1,103	—	2	—	1,105	(1,532)	—	(1,532)	(427)
Gains (losses) on trading securities	(234)	—	34	—	(200)	—	—	—	(200)
Gains (losses) on sale of mortgage loans	12	—	83	—	95	—	—	—	95
Gains (losses) on mortgage loans recorded at fair value	(83)	—	50	—	(33)	—	—	—	(33)
Other non-interest income (loss)	541	211	20	—	772	(304)	—	(304)	468
Non-interest expense:
Administrative expenses	(95)	(215)	(51)	—	(361)	—	—	—	(361)
REO operations expense	—	(257)	—	—	(257)	—	—	—	(257)
Other non-interest expense	—	(66)	(13)	—	(79)	—	—	—	(79)
Segment adjustments(2)	203	(185)	—	—	18	—	(18)	(18)	—
Income tax benefit	66	6	2	—	74	—	—	—	74

Net income (loss)	2,137	(1,820)	359	—	676	—	—	—	676
Total other comprehensive income, net of taxes	1,126	(4)	942	—	2,064	—	—	—	2,064

Comprehensive income (loss)	$3,263	$(1,824)	$1,301	$—	$2,740	$—	$—	$—	$2,740

(1)	See “NOTE 14: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2011 Annual Report for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

146	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended March 31, 2012
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Comprehensive
		Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income
	Net Income (Loss)	Securities	Relationships	Benefit Plans	Net of Taxes	(Loss)
	(in millions)

Comprehensive income (loss) of segments:
Investments	$1,628	$242	$111	$(18)	$335	$1,963
Single-family Guarantee	(1,675)	—	—	(23)	(23)	(1,698)
Multifamily	624	905	—	(5)	900	1,524

Total per consolidated statements of comprehensive income	$577	$1,147	$111	$(46)	$1,212	$1,789

	Three Months Ended March 31, 2011
		Other Comprehensive Income (Loss), Net of Taxes
		Changes in	Changes in
		Unrealized Gains	Unrealized Gains		Total Other
		(Losses) Related to	(Losses) Related to		Comprehensive	Comprehensive
		Available-For-Sale	Cash Flow Hedge	Changes in Defined	Income (Loss),	Income
	Net Income (Loss)	Securities	Relationships	Benefit Plans	Net of Taxes	(Loss)
	(in millions)

Comprehensive income (loss) of segments:
Investments	$2,137	$999	$131	$(4)	$1,126	$3,263
Single-family Guarantee	(1,820)	—	—	(4)	(4)	(1,824)
Multifamily	359	942	1	(1)	942	1,301

Total per consolidated statements of comprehensive income	$676	$1,941	$132	$(9)	$2,064	$2,740

NOTE 14: REGULATORY CAPITAL

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

Table 14.1 — Net Worth and Minimum Capital

	March 31, 2012	December 31, 2011
	(in millions)

GAAP net worth(1)	$(18)	$(146)
Core capital (deficit)(2)(3)	$(65,552)	$(64,322)
Less: Minimum capital requirement(2)	23,518	24,405

Minimum capital surplus (deficit)(2)	$(89,070)	$(88,727)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for March 31, 2012 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

147	Freddie Mac

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

To address our net worth deficit of $18 million at March 31, 2012, FHFA will submit a draw request on our behalf to Treasury under the Purchase Agreement in the amount of $19 million, and will request that we receive these funds by June 30, 2012. Our draw request represents our net worth deficit at quarter-end rounded up to the nearest $1 million. Upon funding of this draw request, our aggregate funding received from Treasury under the Purchase Agreement will be $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $19 million draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will be $72.3 billion at June 30, 2012. We paid a quarterly dividend of $1.8 billion on the senior preferred stock in cash in March 2012 at the direction of the Conservator. Following funding of the draw request related to our net worth deficit at March 31, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock will be $7.23 billion, which exceeds our annual historical earnings in all but one period.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

148	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	March 31, 2012		December 31, 2011		Percent of Credit Losses(1)
		Serious		Serious	Three Months Ended
	Percentage of	Delinquency	Percentage of	Delinquency	March 31,	March 31,
	Portfolio(2)	Rate	Portfolio(2)	Rate	2012	2011

Year of Origination
2012	4%	—%	N/A	N/A	—%	N/A
2011	16	0.1	14%	0.1%	<1	—%
2010	18	0.3	19	0.3	1	—
2009	16	0.6	18	0.5	2	1
2008	6	5.9	7	5.7	9	8
2007	9	11.7	10	11.6	37	36
2006	7	10.9	7	10.8	25	29
2005	8	6.7	8	6.5	17	18
2004 and prior	16	2.9	17	2.8	9	8

Total	100%	3.5%	100%	3.6%	100%	100%

Region(3)
West	28%	3.5%	28%	3.6%	45%	56%
Northeast	25	3.5	25	3.4	8	7
North Central	18	2.8	18	2.9	19	15
Southeast	17	5.4	17	5.5	24	18
Southwest	12	1.8	12	1.8	4	4

Total	100%	3.5%	100%	3.6%	100%	100%

State(4)
California	16%	3.2%	16%	3.4%	24%	31%
Florida	6	10.8	6	10.9	16	12
Illinois	5	4.5	5	4.7	8	4
Georgia	3	3.2	3	3.3	4	4
Michigan	3	2.1	3	2.3	4	5
Arizona	2	4.1	2	4.3	8	13
Nevada	1	9.1	1	9.8	7	5
All other	64	2.8	64	2.8	29	26

Total	100%	3.5%	100%	3.6%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are on those with the highest percentage of credit losses during the three months ended March 31, 2012. Our top seven states based on the highest percentage of UPB as of March 31, 2012 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of March 31, 2012.

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

149	Freddie Mac

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

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Interest-only	4%	4%	17.2%	17.6%
Option ARM	<1	<1	19.6	20.5
Alt-A(2)	5	5	11.8	11.9
Original LTV ratio greater than 90%(3)	10	10	6.3	6.7
Lower FICO scores at origination (less than 620)	3	3	12.6	12.9

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 20% at both March 31, 2012 and December 31, 2011. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.6% and 12.8% as of March 31, 2012 and December 31, 2011, respectively. Loans originated in the years of 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 30% and 36% of our single-family credit guarantee portfolio, based on UPB at March 31, 2012 and 2011, respectively; however, these loans accounted for approximately 88% and 91% of our credit losses during the three months ended March 31, 2012 and 2011, respectively.

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

150	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	March 31, 2012		December 31, 2011
		Delinquency		Delinquency
	UPB	Rate(1)	UPB	Rate(1)
	(in billions)

State(2)

California	$20.5	0.15%	$20.2	0.02%
Texas	14.6	0.36	14.0	0.46
New York	10.1	0.10	9.6	—
Florida	7.4	0.05	7.1	0.05
Virginia	6.4	—	6.3	—
Georgia	5.9	1.40	5.6	1.99
All other states	54.3	0.17	53.3	0.14

Total	$119.2	0.23%	$116.1	0.22%

Region(3)

Northeast	$33.9	0.10%	$33.1	0.01%
West	30.4	0.19	29.9	0.07
Southwest	23.3	0.38	22.4	0.44
Southeast	21.4	0.43	20.7	0.65
North Central	10.2	0.01	10.0	0.01

Total	$119.2	0.23%	$116.1	0.22%

Category(4)

Original LTV ratio greater than 80%	$6.4	2.23%	$6.4	2.34%
Original DSCR below 1.10	2.8	2.23	2.8	2.58
Non-credit enhanced loans	84.5	0.16	84.5	0.11

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest geographic concentration by UPB at March 31, 2012.
(3)	See endnote (4) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement can significantly reduce our exposure to a potential credit loss. As of March 31, 2012, approximately one-half of the multifamily loans that were two monthly payments or more past due, based on UPB, had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit enhancements on multifamily loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 4% and 5% at March 31, 2012 and December 31, 2011, respectively, and our estimate of the current average DSCR for these loans was 0.99 and 1.1, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 4% and 5% at March 31, 2012 and December 31, 2011, respectively, and the average current LTV ratio of these loans was 107% at both dates. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

151	Freddie Mac

Non-Agency Mortgage-Related Security Issuers

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. Many of the parties from which we seek recovery under these efforts are also our seller/servicers. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2011 Annual Report for further information.

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 79% of our single-family purchase volume during the three months ended March 31, 2012. Wells Fargo Bank, N.A. and U.S. Bank, N.A., accounted for 28%, and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2012. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts. As of March 31, 2012 and December 31, 2011, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.2 billion and $2.7 billion, and approximately 38% and 39% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures included repurchase requests for which appeals were pending). As of March 31, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.7 billion, and approximately 47% of these requests were outstanding for four months or more since issuance of the initial request. During the three months ended March 31, 2012 and 2011, we recovered amounts that covered losses with respect to $0.8 billion and $1.2 billion, respectively, of UPB on loans subject to our repurchase requests.

The ultimate amounts of recovery payments we receive from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of March 31, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

We are also exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A. serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans, as of March 31, 2012 and together serviced approximately 49% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of March 31, 2012 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 40% of our multifamily mortgage portfolio.

152	Freddie Mac

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As of March 31, 2012, these insurers provided coverage, with maximum loss limits of $49.2 billion, for $225.6 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation , Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., and PMI Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 85% of our overall mortgage insurance coverage at March 31, 2012. All our mortgage insurance counterparties are rated BBB or below as of April 23, 2012, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $0.5 billion and $0.6 billion during the three months ended March 31, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.8 billion as of both March 31, 2012 and December 31, 2011. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.0 billion as of both March 31, 2012 and December 31, 2011.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At March 31, 2012, we had coverage, including secondary policies, on non-agency mortgage-related securities totaling $9.5 billion of UPB. At March 31, 2012, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. FGIC and Ambac are currently not paying any claims. In addition, if a bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2012 and 2011 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers would be able to pay our future claims on expected credit losses on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of March 31, 2012 and December 31, 2011, including amounts related to our consolidated VIEs, there were $60.7 billion and $68.5 billion, respectively, of cash and other non-mortgage assets invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of March 31, 2012, these included:

•	$4.9 billion of cash equivalents invested in 7 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$24.3 billion of securities purchased under agreements to resell with 7 counterparties that had short-term S&P ratings of A-1 or above; and

•	$30.3 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

Derivative Portfolio

Derivative Counterparties

Our use of exchange-traded derivatives and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and maintenance margin with our clearing firm in connection with exchange-traded derivatives such as futures contracts exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse

153	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $157 million and $71 million at March 31, 2012 and December 31, 2011, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2012, our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $157 million. Four counterparties each accounted for greater than 10% and collectively accounted for 83% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at March 31, 2012. These counterparties were BNP Paribas, Deutsche Bank, A.G., Royal Bank of Scotland, and UBS AG, all of which were rated “A” or above by S&P as of April 23, 2012.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $22 million and $38 million at March 31, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

154	Freddie Mac

During the first quarter of 2012, we adopted an amendment to the guidance pertaining to fair value measurements and disclosure. The amendment changed the definition of the principal market to the perspective of the overall market for the particular asset or liability being valued, with less emphasis on the perspective of the reporting entity. As a result of adopting this guidance, we made a change to our principal market assessment for certain single-family mortgage loans, primarily for loans that have not been modified and are delinquent four months or more or are in foreclosure. For these loans, we changed our principal market assessment to the whole loan market. The resulting impact was a decrease of $13.8 billion to our fair value of net assets on our fair value balance sheets.

During the fourth quarter of 2011, our fair value results as presented in our consolidated fair value balance sheets were affected by a change in estimate which increased the implied capital costs included in our valuation of single-family mortgage loans due to a change in the estimation of a risk premium assumption embedded in our modeled valuation of such loans. This change in estimate led to a $14.2 billion decrease in our fair value measurement of mortgage loans as of December 31, 2011.

155	Freddie Mac

The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at March 31, 2012 and December 31, 2011.

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2012
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$74,265	$1,898	$—	$76,163
Subprime	—	—	27,145	—	27,145
CMBS	—	51,610	3,143	—	54,753
Option ARM	—	—	5,818	—	5,818
Alt-A and other	—	10	11,084	—	11,094
Fannie Mae	—	18,729	168	—	18,897
Obligations of states and political subdivisions	—	—	7,565	—	7,565
Manufactured housing	—	—	748	—	748
Ginnie Mae	—	228	11	—	239

Total available-for-sale securities, at fair value	—	144,842	57,580	—	202,422
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	12,779	1,725	—	14,504
Fannie Mae	—	13,214	478	—	13,692
Ginnie Mae	—	131	20	—	151
Other	—	140	13	—	153

Total mortgage-related securities	—	26,264	2,236	—	28,500
Non-mortgage-related securities:
Asset-backed securities	—	695	—	—	695
Treasury bills	3,000	—	—	—	3,000
Treasury notes	23,164	—	—	—	23,164
FDIC-guaranteed corporate medium-term notes	—	2,960	—	—	2,960

Total non-mortgage-related securities	26,164	3,655	—	—	29,819

Total trading securities, at fair value	26,164	29,919	2,236	—	58,319

Total investments in securities	26,164	174,761	59,816	—	260,741
Mortgage loans:
Held-for-sale, at fair value	—	—	11,337	—	11,337
Derivative assets, net:
Interest-rate swaps	2	10,816	21	—	10,839
Option-based derivatives	—	10,322	—	—	10,322
Other	—	106	1	—	107

Subtotal, before netting adjustments	2	21,244	22	—	21,268
Netting adjustments(1)	—	—	—	(21,086)	(21,086)

Total derivative assets, net	2	21,244	22	(21,086)	182
Other assets:
Guarantee asset, at fair value	—	—	798	—	798
All other, at fair value	—	—	143	—	143

Total other assets	—	—	941	—	941

Total assets carried at fair value on a recurring basis	$26,166	$196,005	$72,116	$(21,086)	$273,201

Liabilities:
Debt securities recorded at fair value	$—	$—	$2,221	$—	$2,221
Derivative liabilities, net:
Interest-rate swaps	2	28,739	6	—	28,747
Option-based derivatives	—	890	1	—	891
Other	66	55	45	—	166

Subtotal, before netting adjustments	68	29,684	52	—	29,804
Netting adjustments(1)	—	—	—	(29,508)	(29,508)

Total derivative liabilities, net	68	29,684	52	(29,508)	296
Other liabilities:
All other, at fair value	—	—	4	—	4

Total liabilities carried at fair value on a recurring basis	$68	$29,684	$2,277	$(29,508)	$2,521

156	Freddie Mac

	Fair Value at December 31, 2011
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$79,044	$2,048	$—	$81,092
Subprime	—	—	27,999	—	27,999
CMBS	—	51,907	3,756	—	55,663
Option ARM	—	—	5,865	—	5,865
Alt-A and other	—	11	10,868	—	10,879
Fannie Mae	—	20,150	172	—	20,322
Obligations of states and political subdivisions	—	—	7,824	—	7,824
Manufactured housing	—	—	766	—	766
Ginnie Mae	—	237	12	—	249

Total available-for-sale securities, at fair value	—	151,349	59,310	—	210,659
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,181	1,866	—	16,047
Fannie Mae	—	14,627	538	—	15,165
Ginnie Mae	—	134	22	—	156
Other	—	74	90	—	164

Total mortgage-related securities	—	29,016	2,516	—	31,532
Non-mortgage-related securities:
Asset-backed securities	—	302	—	—	302
Treasury bills	100	—	—	—	100
Treasury notes	24,712	—	—	—	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184	—	—	2,184

Total non-mortgage-related securities	24,812	2,486	—	—	27,298

Total trading securities, at fair value	24,812	31,502	2,516	—	58,830

Total investments in securities	24,812	182,851	61,826	—	269,489
Mortgage loans:
Held-for-sale, at fair value	—	—	9,710	—	9,710
Derivative assets, net:
Interest-rate swaps	—	12,976	46	—	13,022
Option-based derivatives	1	15,868	—	—	15,869
Other	5	110	35	—	150

Subtotal, before netting adjustments	6	28,954	81	—	29,041
Netting adjustments(1)	—	—	—	(28,923)	(28,923)

Total derivative assets, net	6	28,954	81	(28,923)	118
Other assets:
Guarantee asset, at fair value	—	—	752	—	752
All other, at fair value	—	—	151	—	151

Total other assets	—	—	903	—	903

Total assets carried at fair value on a recurring basis	$24,818	$211,805	$72,520	$(28,923)	$280,220

Liabilities:
Debt securities recorded at fair value	$—	$3,015	$—	$—	$3,015
Derivative liabilities, net:
Interest-rate swaps	—	34,601	21	—	34,622
Option-based derivatives	1	2,934	1	—	2,936
Other	—	103	42	—	145

Subtotal, before netting adjustments	1	37,638	64	—	37,703
Netting adjustments(1)	—	—	—	(37,268)	(37,268)

Total derivative liabilities, net	1	37,638	64	(37,268)	435

Total liabilities carried at fair value on a recurring basis	$1	$40,653	$64	$(37,268)	$3,450

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.2 billion and $299 million, respectively, at March 31, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion at both March 31, 2012 and December 31, 2011, which was mainly related to interest rate swaps that we have entered into.

Recurring Fair Value Changes

For the three months ended March 31, 2012, our transfers between Level 1 and Level 2 assets or liabilities were less than $1 million.

157	Freddie Mac

Our Level 3 items mainly consist of non-agency mortgage-related securities. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the three months ended March 31, 2012, the fair value of our Level 3 assets decreased primarily due to: (a) principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) the net transfer out of Level 3 assets of $0.3 billion, resulting from a change in valuation method for certain mortgage-related securities due to improved liquidity and availability of price quotes from dealers and third-party pricing services. These decreases are partially offset by an increased volume of our multifamily held-for-sale mortgage loans that we expect to securitize in future periods.

During the three months ended March 31, 2012, the fair value of our Level 3 liabilities increased primarily due to the transfer of $3.0 billion of foreign-currency denominated and certain other debt securities recorded at fair value from Level 2 to Level 3 given the lack of market depth as evidenced by low transaction volumes in these securities.

During the three months ended March 31, 2011, the fair value of our Level 3 assets decreased by $2.0 billion, mainly attributable to: (a) principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net securitizations of multifamily held-for-sale loans. In addition, we had a net transfer into Level 3 assets of $0.1 billion during the first quarter of 2011, resulting from a change in valuation method due to a lack of relevant price quotes from dealers and third-party pricing services.

The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

158	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended March 31, 2012
		Realized and unrealized gains (losses)
			Included in
	Balance,		other							Transfers	Transfers	Balance,	Unrealized
	January 1,	Included in	comprehensive							into	out of	March 31,	gains (losses)
	2012	earnings(1)(2)(3)(4)	income(1)	Total	Purchases		Issues	Sales	Settlements, net(5)	Level 3(6)	Level 3(6)	2012	still held(7)
	(in millions)

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$(2)	$(2)	$		$—	$—	$(28)	$—	$(120)	$1,898	$—
Subprime	27,999	(441)	743	302		—	—	—	(1,156)	—	—	27,145	(441)
CMBS	3,756	76	(337)	(261)		—	—	(330)	(22)	—	—	3,143	—
Option ARM	5,865	(48)	258	210		—	—	—	(257)	—	—	5,818	(48)
Alt-A and other	10,868	(57)	631	574		—	—	—	(358)	—	—	11,084	(57)
Fannie Mae	172	—	1	1		—	—	—	(5)	—	—	168	—
Obligations of states and political subdivisions	7,824	1	63	64		—	—	(7)	(316)	—	—	7,565	—
Manufactured housing	766	(2)	7	5		—	—	—	(23)	—	—	748	(2)
Ginnie Mae	12	—	—	—		—	—	—	(1)	—	—	11	—

Total available-for-sale mortgage-related securities	59,310	(471)	1,364	893		—	—	(337)	(2,166)	—	(120)	57,580	(548)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	6	—	6		—	51	(63)	(51)	35	(119)	1,725	5
Fannie Mae	538	3	—	3		(4)	—	4	(8)	—	(55)	478	3
Ginnie Mae	22	—	—	—		—	—	—	(2)	—	—	20	—
Other	90	—	—	—		—	—	—	(2)	—	(75)	13	—

Total trading mortgage- related securities	2,516	9	—	9		(4)	51	(59)	(63)	35	(249)	2,236	8
Mortgage loans:
Held-for-sale, at fair value	9,710	179	—	179		5,367	—	(3,903)	(16)	—	—	11,337	104
Other assets:
Guarantee asset(8)	752	1	—	1		—	62	—	(17)	—	—	798	1
All other	151	(8)	—	(8)		—	—	—	—	—	—	143	(8)

Total other assets	903	(7)	—	(7)		—	62	—	(17)	—	—	941	(7)
Liabilities
Debt securities recorded at fair value	—	18	—	18		—	—	—	(812)	3,015	—	2,221	(28)
Net derivatives(9)	(17)	18	—	18		—		—	(4)	—	33	30	(12)
Other liabilities:
All other, at fair value	—	4	—	4		—	—	—	—	—	—	4	(4)

159	Freddie Mac

	Three Months Ended March 31, 2011
		Realized and unrealized gains (losses)
			Included in
	Balance,		other							Net transfers	Balance,	Unrealized
	January 1,	Included in	comprehensive							in and/or out	March 31,	gains (losses)
	2011	earnings(1)(2)(3)(4)	income(1)	Total	Purchases		Issues	Sales	Settlements, net(5)	of Level 3(6)	2011	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$—	$—	$		$—	$—	$(40)	$(101)	$1,896	$—
Subprime	33,861	(734)	1,569	835		—	—	—	(1,352)	—	33,344	(734)
CMBS	3,115	—	(23)	(23)		—	—	—	1	—	3,093	—
Option ARM	6,889	(281)	692	411		—	—	—	(311)	—	6,989	(281)
Alt-A and other	13,155	(40)	238	198		—	—	—	(429)	—	12,924	(40)
Fannie Mae	212	—	1	1		—	—	—	(13)	(5)	195	—
Obligations of states and political subdivisions	9,377	1	(1)	—		—	—	(37)	(465)	—	8,875	—
Manufactured housing	897	(3)	12	9		—	—	—	(28)	—	878	(3)
Ginnie Mae	16	—	—	—		—	—	—	(1)	—	15	—

Total available-for-sale mortgage-related securities	69,559	(1,057)	2,488	1,431		—	—	(37)	(2,638)	(106)	68,209	(1,058)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	62	—	62		230	—	(31)	(49)	186	2,697	62
Fannie Mae	854	11	—	11		—	—	—	(6)	12	871	11
Ginnie Mae	27	—	—	—		—	—	—	(1)	—	26	—
Other	20	—	—	—		—	—	—	(1)	—	19	—

Total trading mortgage-related securities	3,200	73	—	73		230	—	(31)	(57)	198	3,613	73
Mortgage loans:
Held-for-sale, at fair value	6,413	62	—	62		2,164	—	(3,322)	(13)	—	5,304	(25)
Net derivatives(9)	(691)	(127)	—	(127)		—	(13)	—	74		(757)	(120)
Other assets:
Guarantee asset(8)	541	(1)	—	(1)		—	68	—	(11)	—	597	(1)
All other	235	(5)	—	(5)		—	—	—	—	—	230	(5)

Total other assets	776	(6)	—	(6)		—	68	—	(11)	—	827	(6)

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at March 31, 2012 and 2011, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

160	Freddie Mac

Non-recurring Fair Value Changes

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. We consider the fair value measurement related to these assets to be non-recurring. These assets include impaired held-for-investment multifamily mortgage loans and REO, net. These fair value measurements usually result from the write-down of individual assets to current fair value amounts due to impairments. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Investment” and “— REO, Net” for additional details.

The table below presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at March 31, 2012 and December 31, 2011, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2012				Fair Value at December 31, 2011
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,469	$1,469	$—	$—	$1,380	$1,380
REO, net(2)	—	—	2,303	2,303	—	—	3,146	3,146

Total assets measured at fair value on a non-recurring basis	$—	$—	$3,772	$3,772	$—	$—	$4,526	$4,526

	Total Gains (Losses)
	Three Months Ended
	March 31,(3)
	2012	2011
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(26)	$11
REO, net(2)	(15)	(135)

Total gains (losses)	$(41)	$(124)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $2.3 billion, less estimated costs to sell of $159 million (or approximately $2.1 billion) at March 31, 2012. The carrying amount of REO, net was written down to fair value of $3.1 billion, less estimated costs to sell of $221 million (or approximately $2.9 billion) at December 31, 2011.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of March 31, 2012 and 2011, respectively.

Fair Value Election

We elected the fair value option for certain types of securities, multifamily held-for-sale mortgage loans, foreign-currency denominated debt, and certain other debt.

Certain Available-for-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for available-for-sale securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of comprehensive income in the period they occur, including any increases in value.

For mortgage-related securities and investments in securities that were selected for the fair value option and subsequently classified as trading securities, the change in fair value is recorded in other gains (losses) on investment securities recognized in earnings in our consolidated statements of comprehensive income. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest

161	Freddie Mac

income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for additional information about the measurement and recognition of interest income on investments in securities.

Debt Securities with Fair Value Option Elected

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in derivative gains (losses) in our consolidated statements of comprehensive income. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation.

The changes in fair value of debt securities with the fair value option elected were $(17) million and $(81) million for the three months ended March 31, 2012 and 2011, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. The changes in fair value related to fluctuations in exchange rates and interest rates were $(4) million and $(72) million for the three months ended March 31, 2012 and 2011, respectively. The remaining changes in the fair value of $(13) million and $(9) million were attributable to changes in credit risk for the three months ended March 31, 2012 and 2011, respectively.

The change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $42 million and $43 million at March 31, 2012 and December 31, 2011, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2011 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

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

We recorded $179 million and $62 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, respectively. The changes in fair value of these loans were primarily attributable to changes in interest rates and other items such as liquidity. The changes in fair value attributable to instrument-specific credit risk were not material given that these loans were generally originated within the past 12 months and have not seen a change in their credit characteristics.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $206 million and $195 million at March 31, 2012 and December 31, 2011, respectively. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2011 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

We categorize assets and liabilities that we measure and report at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation processes used to derive the fair value and our judgment regarding the observability of the related inputs.

162	Freddie Mac

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

In addition, there is a subset of tranches for which there is a lack of relevant market activity. These are priced using either a proxy relationship, where the position is matched to the closest dealer-priced tranche, and then valued by calculating an OAS using our proprietary prepayment and interest rate models, or the position will be valued via a hedge ratio pricing method. The subset of agency residential mortgage-related securities classified as Level 3 is valued using unobservable inputs, including those valued using either OAS or hedge ratio prices.

For the subset of our positions that uses an OAS approach, we determine the fair values for these securities by using the estimated OAS as an input to the valuation calculation in conjunction with interest-rate and prepayment models to calculate the NPV of the projected cash flows. These positions typically have smaller balances and are more difficult for dealers to value. The OAS-based prices are predominantly associated with interest-only and principal-only securities. Dealers publish regular settlement date prices for many of these securities, which provide the necessary starting point to create an OAS-based valuation as of the valuation date. These securities are sensitive to changes in prepayment expectations, interest rates, and changes in housing policy that could affect the level and timing of cash flows. In aggregate, as the cash flow streams are shortened (lengthened), the fair value of principal-only securities would increase (decrease) while interest-only securities would decrease (increase).

For a subset of agency residential mortgage-backed securities, a hedge ratio pricing method is utilized as current information about cash flows is not readily available. The hedge ratio pricing method calculates a current period price from the prior period valuation and the associated risk metrics. Specifically, the securities’ risk metrics, such as key rate durations, convexity, and volatility duration, are coupled with the market changes associated with each such metric to estimate the price change corresponding to that metric. The sum of the individual adjustments is added to the prior period valuation to produce the final valuation. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. These valuations are sensitive to the market changes, specifically interest rate, spread, and volatility changes. As interest rates and/or volatility increase (decrease), the fair values of these securities will typically decrease (increase).

163	Freddie Mac

Commercial Mortgage-Backed Securities

CMBS are valued primarily based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, weighted average life, and interest rates, coupled with the observed spread levels on trades of similar securities. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. These securities are primarily classified as Level 2.

There is a subset of CMBS comprised of military housing revenue bonds that is valued using a hedge ratio pricing method, and classified as Level 3 in the fair value hierarchy. These valuations are sensitive to market changes, specifically changes in interest rates and OAS. As interest rates increase (decrease) and/or OAS widens (tightens), fair values will typically decrease (increase).

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related)

These private-label investments are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans is illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are primarily classified as Level 3.

The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain multiple external prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We have discussions with our dealers and pricing service vendors at least annually and often more frequently to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third-party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “Valuation Process and Controls Over Fair Value Measurement” for additional information regarding our validation processes.

The non-agency mortgage-related security markets continued to be illiquid during the first quarter of 2012. We continue to utilize the prices on such securities provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical processes, help ensure that the prices used to develop our financial statements are in accordance with the accounting guidance for fair value measurement and disclosure.

The fair value measurements of these assets are sensitive to changes in assumptions regarding probability of default, loss severity in the event of default, forecasts of home prices, or significant activity or developments in the non-agency securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. Generally, a change in the assumption used for forecasts of home price changes is accompanied by directionally similar changes in the assumptions used for probability of default and loss severity. Positive (negative) reaction to portfolio sales could trigger changes in investor sentiment leading to higher (lower) fair values.

The table below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 16.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	March 31, 2012	December 31, 2011
	(in millions)

2004 and prior	$4,294	$4,287
2005	10,320	10,411
2006	15,899	16,155
2007	13,544	13,890
2008 and beyond	—	—

Total	$44,057	$44,743

164	Freddie Mac

Obligations of States and Political Subdivisions

These primarily represent housing revenue bonds, which are valued by taking the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the structure of the bond, including call terms, cross-collateralization features, and tax-exempt features, coupled with municipal bond rates, credit ratings, and spread levels. These securities are unique, resulting in low trading volumes and are classified as Level 3 in the fair value hierarchy.

The investor base for most issues of municipal securities is fairly narrow, and within this investor base, there is only a subset that invests in housing revenue bonds, as these securities require an additional level of mortgage security expertise. Consequently, the market for these securities is fairly illiquid. These valuations are sensitive to trends in the broader municipal securities market, which includes credit risk. As market concerns associated with credit risk increase (decrease), the fair value of housing revenue bonds will generally decrease (increase). In addition, they also are subject to the same interest rate risk, prepayment risk, and house price levels as other non-agency mortgage-related securities. As interest rates increase (decrease) or projected home price forecasts decrease (increase), the fair value of housing revenue bonds will generally decrease (increase).

Manufactured Housing

Securities backed by loans on manufactured housing properties are dealer-priced and we arrive at the fair value by taking the median of multiple dealer prices. Some of the key valuation drivers include the overall market direction, the collateral’s performance, and vintage. These securities are classified as Level 3 in the fair value hierarchy because key inputs are unobservable in the market due to low levels of liquidity.

The fair values of our manufactured housing securities rely on unobservable inputs as there is no new production, and outstanding securities are very thinly traded. In some instances, a security may be comprised of so few loans, that the concentration risk will further limit the number of potential investors. These private-label investments are valued using the median of multiple dealer prices. Due to the seasoned nature of these securities, their valuations tend to track overall market sentiment. The primary valuation driver for manufactured housing is market demand at a particular point in time. An increase (decrease) in selling activity will typically result in a decrease (increase) in fair values. A secondary driver of the overall fair value measurement is the macroeconomic drivers of the economy. As the broader economy improves (deteriorates), the fair values will tend to increase (decrease).

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

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale consist of multifamily mortgage loans with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis.

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

165	Freddie Mac

credit quality loans receive a lower percentage of agency price weighting and higher credit quality loans receive a higher percentage of agency price weighting.

Given the relative illiquidity in the marketplace for multifamily mortgage loans and differences in contractual terms, these loans are classified as Level 3 in the fair value hierarchy.

These values are sensitive to changes in benchmark interest rates, market pricing spreads to benchmark interest rates for credit and liquidity risk factors, estimated prepayment speeds subsequent to the expiration of yield maintenance periods, and portfolio credit quality as represented by each loan’s current estimated DSCR and LTV ratios. Significant increases in interest rates and credit and liquidity spreads and/or deterioration in portfolio credit quality (e.g., increases in LTV ratios and/or decreases in DSCR) may result in significantly lower fair value measurement.

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

Cancelable swaps, which are interest rate swaps where one counterparty has the option to terminate on one or more payment dates, comprise the largest component of the Level 3 derivatives population. These positions are priced using counterparty prices. The cancelable swap valuation is largely driven by changes in interest rates and volatility. As we are

166	Freddie Mac

in a net receive-fixed position with respect to cancelable swaps, we are effectively short a call option. As a result, an increase (decrease) in interest rates will result in a decrease (increase) to the fair value measurement. An increase (decrease) in volatility will generally result in a decrease (increase) to the fair value measurement. These impacts are highly dependent on the specific terms of each deal and the degree to which the holder of the option is in the money or out of the money, as a decrease in interest rates will increase the likelihood that the counterparty will exercise the call option. In addition, changes in our creditworthiness could impact the valuation, with a deterioration (improvement) in credit decreasing (increasing) the fair value measurement.

The table below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps. As of March 31, 2012 and December 31, 2011, our option-based derivatives had a remaining weighted-average life of 5.4 years and 5.0 years, respectively.

Table 16.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	March 31, 2012
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$236,803	$9,080	$59	$519	$3,538	$4,964
Weighted average fixed rate(3)			1.52%	0.92%	2.24%	3.10%
Forward-starting swaps(4)	11,650	792	—	—	—	792
Weighted average fixed rate(3)			—	—	—	3.83%
Basis (floating to floating)	2,400	2	(1)	—	3	—
Pay-fixed:
Swaps	280,869	(26,292)	(38)	(2,647)	(5,112)	(18,495)
Weighted-average fixed rate(3)			0.95%	3.11%	2.83%	3.68%
Forward-starting swaps(4)	15,704	(1,490)	—	—	—	(1,490)
Weighted-average fixed rate(3)			—	—	—	3.80%

Total interest-rate swaps	$547,426	$(17,908)	$20	$(2,128)	$(1,571)	$(14,229)

Option-based derivatives:
Call swaptions	$64,525	$6,880	$1,617	$2,825	$398	$2,040
Put swaptions	49,700	522	1	35	134	352
Other option-based derivatives(5)	34,365	2,029	—	—	—	2,029

Total option-based	$148,590	$9,431	$1,618	$2,860	$532	$4,421

	December 31, 2011
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$195,716	$10,651	$22	$390	$2,054	$8,185
Weighted-average fixed rate(3)			1.17%	1.03%	2.26%	3.35%
Forward-starting swaps(4)	16,092	2,239	—	—	—	2,239
Weighted-average fixed rate(3)			—	—	—	3.96%
Basis (floating to floating)	2,750	(2)	—	(6)	4	—
Pay-fixed:
Swaps	276,564	(31,565)	(62)	(1,319)	(6,108)	(24,076)
Weighted average fixed rate(3)			1.59%	2.20%	3.13%	3.84%
Forward-starting swaps(4)	12,771	(2,923)	—	—	—	(2,923)
Weighted average fixed rate(3)			—	—	—	5.16%

Total interest-rate swaps	$503,893	$(21,600)	$(40)	$(935)	$(4,050)	$(16,575)

Option-based derivatives:
Call swaptions	$103,800	$10,043	$5,230	$1,339	$558	$2,916
Put swaptions	70,875	636	22	49	166	399
Other option-based derivatives(5)	38,549	2,254	—	—	—	2,254

Total option-based	$213,224	$12,933	$5,252	$1,388	$724	$5,569

(1)	Fair value is categorized based on the period from March 31, 2012 and December 31, 2011, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of March 31, 2012.
(5)	Primarily includes purchased interest rate caps and floors.

167	Freddie Mac

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

Certain purchase and sale commitments are also considered to be derivatives and are classified as Level 2 or Level 3 under the fair value hierarchy, depending on the fair value hierarchy classification of the purchased or sold item, whether a security or loan. Such valuation techniques are further discussed in the “Investments in Securities” section above and “Valuation Methods and Assumptions for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed — Mortgage Loans.”

Credit derivatives primarily include short-term default guarantee commitments, which we value using a discounted cash flow approach and market-adjusted credit spreads. We classify fair value measurements related to credit derivatives as Level 3 under the fair value hierarchy because there are limited market benchmarks and significant unobservable inputs.

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Based on this evaluation, and because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, our fair value of derivatives is not adjusted for credit risk. Substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

Other Assets, Guarantee Asset and All Other Assets

Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of liquidity discounts applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. Our guarantee asset is comprised mostly of guarantees on multifamily Freddie Mac securities. This asset is valued using a discounted cash flow approach that is sensitive to changes in benchmark interest rates and our current OAS to benchmark rates for the inception of new guarantees, which are in turn driven by changes in our view of credit risk and liquidity and changes in the credit profile of the guarantee portfolio. Significant increases in benchmark interest rates and credit and liquidity OAS and/or deterioration in portfolio credit quality may result in significantly lower fair value measurement.

All other assets at fair value consist of mortgage servicing rights, and are valued based on a valuation performed by a third-party vendor that specializes in valuing and brokering sales of mortgage servicing rights. These values are sensitive to changes in unobservable inputs, including: benchmark interest rates, cost of servicing performing and non-performing loans, estimated prepayment speeds and default rates, and expected ancillary income. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

REO, Net

REO is initially measured at its fair value less costs to sell, and is subsequently measured at the lower of cost or fair value less costs to sell. The fair value of REO is determined using an internal model that considers state and collateral level data to produce an estimate of fair value based on REO dispositions in the most recent three months. We use the actual disposition prices on REO and the current loan UPB at the state level to estimate the current fair value of REO. Certain adjustments, such as state specific adjustments, are made to the estimated fair value, as applicable. Due to the use of unobservable inputs, REO is classified as Level 3 under the fair value hierarchy.

168	Freddie Mac

Debt Securities Recorded at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and certain other debt securities. See “Fair Value Election — Debt Securities with Fair Value Option Elected” for additional information. We determine the fair value of these instruments by obtaining multiple quotes from dealers. Given the weakness in the market as evidenced by low transaction volumes in these securities, these fair values are classified as Level 3 in the fair value hierarchy at March 31, 2012.

Our foreign-currency denominated debt instruments are priced using counterparty dealer prices. The fair value measurement is dependent on forward interest rates and spot exchange rates for the foreign currency. As we are the debt issuer, an increase (decrease) in interest rates will result in a decrease (increase) in the fair value measurement, while the strengthening (weakening) of the foreign currency versus the U.S. dollar will increase (decrease) the fair value measurement.

Certain other debt securities represent our debt whose maturity can be lengthened at the option of the issuer. These products are callable in nature with an embedded option. In this case, the valuation behaves similarly to that of a callable bond. As we are the debt issuer, an increase (decrease) in interest rates will result in a decrease (increase) in the fair value measurement. An increase (decrease) in volatility will generally result in a decrease (increase) to fair value. These impacts are highly dependent on the specific terms of each deal and the degree to which the bond could be called back, as a decrease in interest rates will increase the likelihood that we will exercise our call option. In addition, changes in our creditworthiness could impact the valuation, with a deterioration (improvement) in credit reducing (increasing) the fair value measurement.

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring and non-recurring basis using unobservable inputs (Level 3) as of March 31, 2012.

169	Freddie Mac

Table 16.6 — Quantitative Information about Level 3 Fair Value Measurements

	March 31, 2012
	Total		Predominant	Unobservable Inputs(1)
	Fair	Level 3	Valuation			Weighted
	Value	Fair Value	Technique(s)	Type	Range	Average
	(dollars in millions)

Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac	$76,163	$1,898	Hedge ratio	Effective duration(2)	1.7 - 1.7 years	1.7 years
Fannie Mae	18,897	168	Median of external sources Single external source	External pricing sources External pricing source	$102.8 - $104.8 $115.5 - $115.5	$103.6 $115.5
Ginnie Mae	239	11	Discounted cash flows
Subprime, option ARM, and Alt-A:
Subprime	27,145	27,145	Median of external sources	External pricing sources	$51.3 - $61.8	$56.8
Option ARM	5,818	5,818	Median of external sources	External pricing sources	$38.9 - $47.5	$43.3
Alt-A and other	11,094	11,084	Median of external sources	External pricing sources	$62.5 - $72.0	$67.9
CMBS	54,753	3,143	Single external source Hedge ratio	External pricing source Effective duration(2)	$88.0 - $88.0 9.5 - 15.3 years	$88.0 13.6 years
Obligation of states and political subdivisions	7,565	7,565	Median of external sources	External pricing sources	$101.0 - $102.0	$101.5
Manufactured housing	748	748	Median of external sources	External pricing sources	$76.7 - $83.6	$80.1

Total available-for-sale mortgage- related securities	202,422	57,580
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac	14,504	1,725	Discounted cash flows	OAS	(3,105) - 11,117 bps	677 bps
Fannie Mae	13,692	478	Discounted cash flows	OAS	(105) - 10,065 bps	859 bps
Ginnie Mae	151	20	Discounted cash flows
Other	153	13	Median of external sources Discounted cash flows

Total trading mortgage-related securities	28,500	2,236

Total investments in securities	$230,922	$59,816

Mortgage loans:
Held-for-sale, at fair value	$11,337	$11,337	Discounted cash flows	DSCR Current LTV	1.25 - 5.94 12% - 80%	1.79 70%
Other assets:
Guarantee asset, at fair value	798	798	Discounted cash flows	OAS	0 - 346 bps	55 bps
All other, at fair value	143	143	Discounted cash flows	Prepayment rate(3) Servicing income per loan Cost to service per loan	8.85% - 40.45% 0.19% - 0.49% $74 - $354	20.06% 0.25% $131

Total other assets	$941	$941

Liabilities
Debt securities recorded at fair value	$2,221	$2,221	Median of external sources Single external source	External pricing sources External pricing source	$103.2 - $103.9 $100.0 - $100.0	$103.6 $100.0
Net derivatives	114	30	Discounted cash flows Counterparty marks
All other, at fair value	4	4	Discounted cash flows
Non-recurring fair value measurements
Mortgage loans
Held-for-investment	$1,469	$1,469	Income capitalization	Capitalization rates(4)	5% - 10%	7.1%
REO, net	2,303	2,303	Market comparable data(5)	Historical average sale proceeds by state per property(6)	$31,253 - $272,302	$102,712

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.
(3)	Represents the effective borrower prepayment and modeled foreclosure rate based upon the principal balance weighted expected life, derived from our prepayment model.
(4)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(5)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(6)	Represents the average of three months of REO sales proceeds by state.

Valuation Processes and Controls Over Fair Value Measurement

Groups within our Finance division, independent of our trading and investing function, execute, and validate the valuation processes. Our Enterprise Valuation Risk group, or EVR, provides independent risk governance over all valuation processes with the goal of verifying that reasonable fair values are used for financial reporting and risk management. EVR creates, maintains, and updates corporate-wide valuation control policies related to our valuation

170	Freddie Mac

processes, including providing notice to the business areas when updates are made and consulting with the business areas on policy implementation.

We employ control processes to validate the techniques and models we use to determine fair value including review and approval of new transaction types, valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that fair value measurements are appropriate, consistently applied, and reliable.

•	Our control processes include performing monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and using independent analytics to determine if assigned fair values are reasonable. This review covers all categories of products with increased attention given to higher risk/impact valuations.

•	Our validation processes are intended to help ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. Where applicable, prices are back-tested by comparing the settlement prices to our fair value measurements.

•	Analytical procedures include automated checks of prices for reasonableness based on variations from prices in previous periods, comparisons of prices to internally calculated expected prices based on market moves, analysis of changes to pricing ranges, and relative value and yield comparisons based on specific characteristics of securities and our proprietary models.

Our valuation processes and related fair value hierarchy assessments require us to make judgments regarding the liquidity of the marketplace. These judgments are based on the volume of securities traded in the marketplace, the width of bid/ask spreads, and the dispersion of prices on similar securities.

Thresholds are set for each product class by EVR to identify exceptions that require further analysis. To the extent that we determine that a price is outside of established parameters, we will further examine the price, including follow up discussions with the specific pricing service or dealer and/or supplemental analytics and review, and ultimately will not use that price if we are unable to validate the price. These processes are executed prior to the completion of the financial statements.

Additionally, the Valuation & Finance Model Committee, or Valuation Committee, which includes senior representation from business areas and our Enterprise Risk Management and Finance divisions, provides senior management’s governance over valuation methodologies and controls, and reviews exceptions and resolution from the review and validation processes.

Where models are employed to assist in the measurement of fair value, all changes made to those models during the periods presented are put through the corporate model change governance process and material changes are reviewed by the Valuation Committee. Inputs used by those models maximize the use of market based inputs, are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions, and are subject to the valuation controls noted above.

We also consider credit risk in the valuation of our assets and liabilities, with the credit risk of the counterparty considered in asset valuations and our own credit risk considered in liability valuations.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in the table below present our estimates of the fair value of our financial assets and liabilities at March 31, 2012 and December 31, 2011. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

171	Freddie Mac

Table 16.7 — Consolidated Fair Value Balance Sheets

	March 31, 2012						December 31, 2011
		Fair Value
	Carrying				Netting		Carrying
	Amount(1)	Level 1	Level 2	Level 3	Adjustments	Total	Amount(1)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$8.6	$5.5	$3.1	$—	$—	$8.6	$28.4	$28.4
Restricted cash and cash equivalents	27.8	—	27.8	—	—	27.8	28.1	28.1
Federal funds sold and securities purchased under agreements to resell	24.3	—	24.3	—	—	24.3	12.0	12.0
Investments in securities:
Available-for-sale, at fair value	202.4	—	144.8	57.6	—	202.4	210.7	210.7
Trading, at fair value	58.3	26.2	29.9	2.2	—	58.3	58.8	58.8

Total investments in securities	260.7	26.2	174.7	59.8	—	260.7	269.5	269.5

Mortgage loans:
Mortgage loans held by consolidated trusts	1,555.1	—	993.4	591.3	—	1,584.7	1,564.2	1,598.2
Unsecuritized mortgage loans	211.2	—	29.7	160.0	—	189.7	217.1	205.9

Total mortgage loans	1,766.3	—	1,023.1	751.3	—	1,774.4	1,781.3	1,804.1
Derivative assets, net	0.2	—	21.3	—	(21.1)	0.2	0.1	0.1
Other assets	27.0	0.1	1.1	25.8	—	27.0	27.8	28.5

Total assets	$2,114.9	$31.8	$1,275.4	$836.9	$(21.1)	$2,123.0	$2,147.2	$2,170.7

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,481.6	$—	$1,556.5	$2.8	$—	$1,559.3	$1,471.4	$1,552.5
Other debt	618.6	—	615.8	21.1	—	636.9	660.6	681.2

Total debt, net	2,100.2	—	2,172.3	23.9	—	2,196.2	2,132.0	2,233.7
Derivative liabilities, net	0.3	0.1	29.7	—	(29.5)	0.3	0.4	0.4
Other liabilities	14.4	—	8.4	7.3	—	15.7	14.9	15.0

Total liabilities	2,114.9	0.1	2,210.4	31.2	(29.5)	2,212.2	2,147.3	2,249.1

Net assets
Senior preferred stockholders	72.3	—	—	72.3	—	72.3	72.2	72.2
Preferred stockholders	14.1	—	0.6	—	—	0.6	14.1	0.6
Common stockholders	(86.4)	—	—	(162.1)	—	(162.1)	(86.4)	(151.2)

Total net assets	—	—	0.6	(89.8)	—	(89.2)	(0.1)	(78.4)

Total liabilities and net assets	$2,114.9	$0.1	$2,211.0	$(58.6)	$(29.5)	$2,123.0	$2,147.2	$2,170.7

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

Limitations

Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because our consolidated fair value balance sheets only capture the values of the current investment and securitization portfolios as of the dates presented. For example, our consolidated fair value balance sheets do not capture the value of new investment and securitization business that would likely replace prepayments as they occur, nor do they include any estimation of intangible or goodwill values. Thus, the fair value of net assets presented on our consolidated fair value balance sheets does not represent an estimate of our net realizable, liquidation, or market value as a whole.

The fair value of certain financial instruments is based on our assumed current principal exit market as of the dates presented. As new markets evolve, our assumed principal exit market may change. The use of different assumptions and methodologies to determine the fair values of certain financial instruments, including the use of different principal exit markets, could have a material impact on the fair value of net assets presented on our consolidated fair value balance sheets.

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

172	Freddie Mac

Valuation Methods and Assumptions for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed

The following are valuation assumptions and methods for items not subject to the fair value hierarchy either because they are not measured at fair value other than on the fair value balance sheet or are only measured at fair value at inception.

Cash and Cash Equivalents (including Restricted Cash and Cash Equivalents)

Cash and cash equivalents largely consist of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Cash is classified as Level 1 except for restricted cash, which is classified as Level 2 primarily due to the restrictions on the cash. Cash equivalents that are highly liquid investments for which we can obtain unadjusted quoted prices are also classified as Level 1. Cash equivalents are primarily classified as Level 2 because we use observable inputs other than quoted prices to determine the fair value measurement.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities and federal funds sold. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Federal funds sold and securities purchased under agreements to resell are classified as Level 2 because these are liquid, but there are no direct quotes available for our exact positions.

Mortgage Loans

Single-family mortgage loans are classified as held-for-investment and recorded at amortized cost. Certain multifamily mortgage loans are recorded at fair value due to the election of the fair value option, or they are held for investment and recorded at fair value upon impairment, which is based upon the fair value of the collateral as multifamily loans are collateral-dependent.

Single-Family Loans

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premium; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity within the market, and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale.

GSE Securitization Market as Principal Market

For single-family mortgage loans where we determined the principal market is the GSE securitization market, we estimate fair value based on the estimate of the price we would receive if we were to securitize these loans. This principal market assumption applies to both loans held by consolidated trusts and unsecuritized loans.

Our estimate of fair value is based on: (a) comparisons to actively traded mortgage-related securities with similar characteristics; (b) the excess coupon (implied management and guarantee fee); and (c) the credit obligation related to performing our guarantee.

The security price is derived from benchmark security pricing for similar actively traded mortgage-related securities, and is adjusted for yield, credit, and liquidity differences. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued to third parties. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Investments in Securities.”

We derive the implied management and guarantee fees in excess of the coupon on the mortgage-related securities by estimating the present value of the additional cash flows from these elements. Our approach for estimating the fair value of the implied management and guarantee fees uses third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fees relates to fixed-rate loan products with coupons at or near current market rates and involves obtaining dealer quotes on hypothetical securities constructed with collateral characteristics

173	Freddie Mac

from our single-family credit guarantee portfolio. The remaining portion of the implied management and guarantee fees relates to underlying loan products for which comparable market prices are not readily available. These relate specifically to ARM products, highly seasoned loans, and fixed-rate loans with coupons that are not consistent with current market rates. For this portion of the single-family credit guarantee portfolio, the implied management and guarantee fees are valued using an expected cash flow approach, leveraging the market information received on the more liquid portion of the population and including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

The estimate of fair value is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use delivery and guarantee fees charged by us as a market benchmark for all guaranteed loans that would qualify for purchase under current underwriting standards (used for the majority of the guaranteed loans, but accounts for a small share of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used for less than a majority of the guaranteed loans, but accounts for the largest share of the overall fair value of the guarantee obligation).

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified as a part of a troubled debt restructuring), the fair value of the guarantee obligation is then measured using our internal credit models as described above, or third-party market pricing as described below.

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $8.5 billion as of March 31, 2012. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of March 31, 2012 as presented in our consolidated fair value balance sheets is $117.9 billion.

Whole Loan Market as Principal Market

For single-family mortgage loans where we determined the principal market is the whole loan market, we estimate fair value based on our estimate of prices we would receive if we were to sell these loans in the whole loan market. Prices for these loans are obtained from multiple dealers who reference market activity, where available, for deeply delinquent and modified loans and use internal models and their judgment to determine default rates, severity rates, home prices, and risk premiums.

Level in the Fair Value Hierarchy

Single-family mortgage loans are classified as Level 2 or Level 3 depending on whether the inputs are observable. Single-family mortgage loans that would qualify for purchase under current underwriting standards are assigned to Level 2 as the key inputs used for the valuation of these loans such as TBA pricing, our externally-published credit pricing grids for delivery and guarantee fees, and third-party excess interest-only prices, are observable while modeled components comprise a small percentage of total value (e.g., general and administrative expense, credit enhancement). Other single-family mortgage loans are classified in Level 3 if our credit cost is based on our internal credit model or if loans are valued using prices obtained from dealers. The internal model and the dealer prices are based on assumptions, which include significant unobservable inputs.

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale, and both impaired and non-impaired held-for-investment multifamily loans, see “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Investment” and “— Mortgage Loans, Held-for-Sale,” respectively.

Other Assets

Most of our other assets are not financial instruments required to be valued at fair value under the accounting guidance for disclosures about the fair value of financial instruments, such as property and equipment. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the

174	Freddie Mac

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

Other assets are classified primarily as Level 2 or Level 3 depending on whether unobservable inputs are significant to the fair value measurement.

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

For fair value balance sheet purposes, we use the dealer-published quotes for a base TBA security, adjusted for the carry and pay-up price adjustments, to determine the fair value of the debt securities of consolidated trusts held by third parties. The valuation techniques we use are similar to the approach we use to value our investments in agency securities for GAAP purposes. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Investments in Securities — Agency Securities” for additional information regarding the valuation techniques we use.

Other debt includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers or reliable third-party pricing service providers. We elected the fair value option for foreign-currency denominated debt and certain other debt securities and reported them at fair value on our GAAP consolidated balance sheets. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Debt Securities Recorded at Fair Value” for additional information.

The majority of our debt is classified in Level 2, as these are liquid securities and multiple pricing sources are generally available (through pricing and verification), historically with a tight price range including verification sources. A smaller population of debt, including debt where the fair value option is elected, is classified as Level 3 because these are illiquid securities with significant unobservable inputs and wide pricing ranges.

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

175	Freddie Mac

guarantee obligation related to the credit component of the loan’s fair value is described in the “Mortgage Loans — Single-Family Loans” section.

As discussed in “Other Assets,” other liabilities may include a deferred tax liability adjusted for fair value balance sheet purposes.

Other liabilities are classified primarily as Level 2 or Level 3 depending on whether unobservable inputs are significant to the fair value measurement.

Net Assets Attributable to Senior Preferred Stockholders

Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets, which is the same as the carrying value in our GAAP consolidated balance sheets, and does not reflect fair value. As the senior preferred stock is restricted as to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets. Our senior preferred stock is classified as Level 3 because observable inputs are not available as this stock is not traded.

Net Assets Attributable to Preferred Stockholders

To determine the preferred stock fair value, we use a market-based approach incorporating quoted dealer prices. Net Assets Attributable to Preferred Stockholders is classified as Level 2 because we receive multiple dealer quotes within a relatively narrow range, indicating an active market.

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and total liabilities reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders and the fair value attributable to preferred stockholders. Our net assets attributable to common stockholders is classified as Level 3 because observable inputs are not available.

NOTE 17: LEGAL CONTINGENCIES

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

During the three months ended March 31, 2012, we paid approximately $2 million for the advancement of legal fees and expenses of current and former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to some of the matters described below and to certain shareholder derivative lawsuits that were dismissed in April and May 2011. This figure does not include certain administrative support costs and certain costs related to document production and storage.

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

176	Freddie Mac

On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed motions to dismiss the second amended complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss and set a briefing schedule for plaintiff’s motion for leave to amend its complaint. On February 13, 2012, plaintiff filed motion for leave to amend, which sought leave to file a third amended complaint and add allegations based on a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On March 27, 2012, the Court granted the plaintiff’s motion for leave to amend, and plaintiff filed its third amended complaint on March 28, 2012.

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

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Freddie Mac, Fannie Mae, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Freddie Mac and Fannie Mae committed unfair business practices in violation of California law by asserting that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE, program cannot take priority over a mortgage to be sold to Freddie Mac or Fannie Mae. The lawsuit contends that the PACE programs create liens superior to such mortgages and that, by affirming Freddie Mac and Fannie Mae’s positions, FHFA has violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA. The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper.

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

177	Freddie Mac

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

Sonoma County’s motion for preliminary injunction was granted in part, requiring FHFA to provide a notice and comment period with regard to its directives. FHFA filed an appeal of the injunction on September 15, 2011, and the District Court granted FHFA a 10-day stay of the injunction to allow FHFA to request a further stay from the U.S. Court of Appeals for the Ninth Circuit, which occurred on October 11, 2011. By order dated December 20, 2011, the Ninth Circuit denied the request for a stay with respect to the notice and comment period. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking and notice of intent to prepare an environmental impact statement. On April 26, 2012, the Ninth Circuit issued an order stating that “the stay of the preliminary injunction remains in effect” and that it “will take no action on [the California plaintiffs’] appeal until after a decision on the summary judgment motions is issued.”

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

Government Investigations and Inquiries

On December 16, 2011, the SEC announced that it had charged three former executives of Freddie Mac with securities laws violations. These executives are former Chairman of the Board and Chief Executive Officer Richard F. Syron, former Executive Vice President and Chief Business Officer Patricia L. Cook, and former Executive Vice President for the single-family guarantee business Donald J. Bisenius.

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

178	Freddie Mac

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

After the Court dismissed, without prejudice, the plaintiffs’ consolidated complaint, amended consolidated complaint, and second consolidated complaint, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants, on November 14, 2010. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. The plaintiffs moved for class certification on June 30, 2011, but withdrew this motion on July 5, 2011. The plaintiffs again moved for class certification on August 30, 2011, which motion was denied on March 27, 2012. Plaintiffs moved for reconsideration of this denial on April 11, 2012.

Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the underwriting agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the inherent uncertainty of pre-trial litigation and the fact that plaintiffs may appeal the denial of class certification. Absent the certification of a specified class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

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

179	Freddie Mac

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

Taylor, Bean & Whitaker Bankruptcy

On August 24, 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the Bankruptcy Court for the Middle District of Florida. In 2011, with the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. See “NOTE 18: LEGAL CONTINGENCIES” in our 2011 Annual Report for information on the settlement.

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

IRS Litigation

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. We paid the tax assessed in the Statutory Notice received for the years 2006 to 2007 of $36 million and will seek a refund through the administrative process, which could include filing suit in Federal District Court. A Tax Court trial date has been scheduled for November 13, 2012. We believe appropriate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 12: INCOME TAXES.”

Lawsuits Involving Real Estate Transfer Taxes and Recordation Taxes

On June 20, 2011, Oakland County (Michigan) and the Oakland County Treasurer filed a lawsuit against Freddie Mac and Fannie Mae in the U.S. District Court for the Eastern District of Michigan alleging that the enterprises failed to pay real estate transfer taxes on transfers of real property in Oakland County where the enterprises were the grantors. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae. On November 10, 2011, Genesee County (Michigan) and the Genesee County Treasurer filed a class action lawsuit in the same court on behalf of itself and the other 82 Michigan Counties raising similar claims against FHFA (as Conservator), Freddie Mac, and Fannie Mae. The Court later certified the class, with two Michigan counties opting out. The Michigan Department of Attorney General and the Michigan Department of Treasury intervened in both actions against the defendants. In both actions, FHFA, Freddie Mac and Fannie Mae asserted that they were not liable for the transfer taxes based on statutory tax exemptions applicable to each. On March 23, 2012, the Court granted summary judgment against FHFA (as Conservator), Freddie Mac, and

180	Freddie Mac

Fannie Mae in both actions, determining that the statutory exemptions did not exempt them from Michigan’s state and county transfer tax. On April 24, 2012, the plaintiffs in the Oakland County case sought leave to file a second amended complaint to cover purportedly taxable transactions where the enterprises received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. Also on April 24, 2012, FHFA (as Conservator), Freddie Mac, and Fannie Mae requested that the Court certify its March 23, 2012 orders granting plaintiffs summary judgment for an interlocutory appeal to the U.S. Court of Appeals for the Sixth Circuit and stay the actions pending resolution of any resulting appeal. On April 26, 2012, the plaintiffs in the Genesee County case sought leave to file an amended complaint to cover purportedly taxable transactions where the enterprises received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. The Court has not yet ruled on the defendants’ motion for certification of an interlocutory appeal and motion for a stay, the Oakland plaintiffs’ motion to file a second amended complaint or the Genesee plaintiffs’ motion to file an amended complaint, nor has it addressed the amount of damages the plaintiffs contend are owed in either case.

On or about June 22, 2011, Curtis Hertel (individually and as Register of Deeds of Ingham County, Michigan) filed suit in Michigan state court against Freddie Mac, Fannie Mae and others alleging, among other things, that the defendants failed to pay real estate transfer taxes on transfers of real property in Ingham County where the enterprises were the grantors and grantees. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae, and the Michigan Department of Attorney General and the Michigan Department of Treasury intervened against the enterprises. The defendants removed the case to the U.S. District Court for the Western District of Michigan and then filed motions to dismiss and/or for summary judgment. The Court dismissed plaintiff Hertel from the case concluding that Hertel was not a proper plaintiff, but the Court has not yet ruled on the enterprises’ and FHFA’s motion to dismiss and/or for summary judgment as to the claims asserted by the Michigan Department of Attorney General and the Michigan Department of Treasury.

The plaintiffs in the Oakland County, Genesee County, and Ingham County cases are all seeking a declaration that the enterprises’ statutory exemptions do not cover recording taxes such as the Michigan transfer taxes, damages against the enterprises for unpaid state transfer taxes, as well as penalties, interest, pre-judgment interest, costs and attorneys’ fees.

On May 10, 2010, Andrew Ludel and Robert Hager (on behalf of the District of Columbia and District of Columbia Recorder of Deeds) filed a lawsuit against Freddie Mac, Fannie Mae, and Wells Fargo Home Mortgage, Inc. in the D.C. Superior Court alleging that the enterprises violated the D.C. False Claims Act by failing to pay D.C. recordation taxes. Plaintiffs voluntarily dismissed the complaint on November 10, 2010, refiled the complaint on January 24, 2011, and filed a second amended complaint on March 8, 2011. The case was removed to the U.S. District Court for the District of Columbia on November 23, 2011. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae. The enterprises and FHFA filed a motion to dismiss the complaint based on their respective statutory tax exemptions and the plaintiffs failure to adequately allege a false claims act violation. The Court has not yet ruled on the motion. The plaintiffs are seeking, among other things, treble damages on all recordation taxes not paid for a ten year period, plus penalties, interest, liquated penalties, pre-judgment interest, costs and attorneys’ fees.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operation. In addition, we are unable to reasonably estimate the possible loss or range of possible loss with respect to these lawsuits due to the following factors, among others: (a) none of the plaintiffs have demanded a stated amount of damages they believe are due; (b) with respect to the Oakland County and Genesee County lawsuits, the scope of permissible claims has not yet been determined and discovery regarding the amount of damages is still in the early stages; and (c) with respect to the Ingham County and Ludel lawsuits, discovery regarding the amount of damages has not yet begun.

181	Freddie Mac

NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR
CONSOLIDATED BALANCE SHEETS

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

Table 18.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(in millions)

Other assets:
Guarantee asset	$798	$752
Accounts and other receivables	8,616	8,350
All other	1,347	1,411

Total other assets	$10,761	$10,513

Other liabilities:
Guarantee obligation	$814	$787
Servicer liabilities	3,571	3,600
Accounts payable and accrued expenses	942	845
All other	959	814

Total other liabilities	$6,286	$6,046

182	Freddie Mac

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” section in our 2011 Annual report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.

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

No stock options were exercised during the three months ended March 31, 2012. However, restrictions lapsed on 460,846 restricted stock units.

See “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report for more information.

Dividend Restrictions

Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividends and Dividend Restrictions” in our 2011 Annual Report.

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

183	Freddie Mac

Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

184	Freddie Mac

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

185	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: May 3, 2012

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2012

186	Freddie Mac

GLOSSARY

This Glossary includes acronyms and defined terms that are used throughout this Form 10-Q.

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

187	Freddie Mac

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

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

Federal Reserve — Board of Governors of the Federal Reserve System

FHA — Federal Housing Administration

188	Freddie Mac

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers (whose monthly payments are current) with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Through December 2011, under HARP, eligible borrowers who had mortgages sold to Freddie Mac or Fannie Mae on or before May 31, 2009 with current LTV ratios above 80% (and up to 125%) were allowed to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Beginning December 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.

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

189	Freddie Mac

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

190	Freddie Mac

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

OFHEO — Office of Federal Housing Enterprise Oversight. The predecessor to FHFA.

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

191	Freddie Mac

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

192	Freddie Mac

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

193	Freddie Mac

EXHIBIT INDEX

Exhibit No.		Description

10.1
PC Master Trust Agreement dated January 4, 2012 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 9, 2012)

10.2		Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated March 9, 2012
12.1		Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document(1)
101	.SCH	XBRL Taxonomy Extension Schema(1)
101	.CAL	XBRL Taxonomy Extension Calculation(1)
101	.LAB	XBRL Taxonomy Extension Labels(1)
101	.PRE	XBRL Taxonomy Extension Presentation(1)
101	.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1	Freddie Mac