Form 10-Q
period 2012-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2012-08-07
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                        to

Commission File Number: 001-34139

Federal Home Loan Mortgage Corporation

(Exact name of registrant as specified in its charter)

Freddie Mac

Federally chartered corporation	8200 Jones Branch Drive	52-0904874	(703) 903-2000
(State or other jurisdiction of	McLean, Virginia 22102-3110	(I.R.S. Employer	(Registrant’s telephone number,
incorporation or organization)	(Address of principal executive	Identification No.)	including area code)
offices, including zip code)

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

As of July 25, 2012, there were 650,033,623 shares of the registrant’s common stock outstanding.

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

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2011 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2012; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2011 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2012 included in “FINANCIAL STATEMENTS,” and our 2011 Annual Report.

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

Summary of Financial Results

We continue to be affected by the ongoing weakness in the economy. However, certain actions taken since early 2009, including our participation in HAMP and HARP, are helping to stabilize the housing market. During the six months ended June 30, 2012, we observed certain signs of stabilization in the housing market, which contributed to our improved financial results in the second quarter of 2012. Our comprehensive income for the second quarter of 2012 was $2.9 billion, consisting of $3.0 billion of net income and $(128) million of total other comprehensive income (loss). By comparison, our comprehensive income (loss) for the second quarter of 2011 was $(1.1) billion, consisting of $(2.1) billion of net income (loss) and $1.0 billion of total other comprehensive income (loss).

Our total equity was $1.1 billion at June 30, 2012, reflecting our comprehensive income of $2.9 billion for the second quarter of 2012 and our dividend payment of $1.8 billion on our senior preferred stock in June 2012. As a result of our positive net worth at June 30, 2012, there is no need for a draw from Treasury under the Purchase Agreement for the second quarter of 2012.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) contracting the dominant presence of

1	Freddie Mac

the GSEs in the marketplace; (e) maintaining sound credit quality on the loans we purchase or guarantee; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees.

Our business objectives reflect direction we have received from the Conservator. On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that establishes objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. See “LEGISLATIVE AND REGULATORY MATTERS — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships and 2012 Conservatorship Scorecard.” Based on our charter, other legislation, public statements from FHFA and Treasury officials, and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. For more information, see “BUSINESS — Conservatorship and Related Matters — Impact of Conservatorship and Related Actions on Our Business” in our 2011 Annual Report.

Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities

Our consistent market presence provides lenders with a constant source of liquidity for conforming mortgage products even when other sources of capital have withdrawn. We believe this liquidity provides our customers with confidence to continue lending in difficult environments. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the second quarter of 2012. We also enable mortgage originators to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. In June 2012, we estimate that borrowers were paying an average of 54 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

During the three and six months ended June 30, 2012, we guaranteed $88.7 billion and $193.7 billion in UPB of single-family conforming mortgage loans, representing approximately 433,000 and 924,000 loans, respectively.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. HARP loans have been provided to more than 680,000 borrowers since the initiative began in 2009, including approximately 200,000 borrowers during the first half of 2012. Our loan workout programs, including HAMP, are designed to help borrowers experiencing hardship avoid foreclosure. Since 2009, we have helped more than 697,000 borrowers experiencing hardship complete a loan workout. We plan to introduce additional initiatives during the remainder of 2012 designed to help more struggling borrowers avoid foreclosure through short sales and deed in lieu of foreclosure transactions.

The table below presents our single-family loan workout activities for the last five quarters.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	06/30/2012	03/31/2012	12/31/2011	09/30/2011	06/30/2011
	(number of loans)
Loan modifications	15,142	13,677	19,048	23,919	31,049
Repayment plans	8,712	10,575	8,008	8,333	7,981
Forbearance agreements(2)	4,738	3,656	3,867	4,262	3,709
Short sales and deed in lieu of foreclosure transactions	12,531	12,245	12,675	11,744	11,038

Total single-family loan workouts	41,123	40,153	43,598	48,258	53,777

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

A number of FHFA-directed changes to HARP were announced in late 2011. These changes are intended to allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. As a result, our purchases of HARP loans increased 76% in the first half of 2012,

2	Freddie Mac

compared to the first half of 2011. Since industry participation in HARP is not mandatory, implementation schedules have varied as individual lenders, mortgage insurers, and other market participants modify their processes.

During 2011, we also completed the initial implementation of the FHFA-directed servicing alignment initiative, under which we and Fannie Mae are aligning certain standards for servicing non-performing loans owned or guaranteed by the companies. As part of this initiative, we introduced a new non-HAMP standard loan modification, which became mandatory for our servicers beginning January 1, 2012. Unlike our prior non-HAMP modifications, the new non-HAMP standard modifications have trial periods and the modifications are not completed until the completion of the trial periods.

As of June 30, 2012, approximately 26,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification. Based on information provided by the MHA Program administrator, our servicers had completed 200,705 loan modifications under HAMP from the introduction of the initiative in 2009 through June 30, 2012.

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

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan, after consideration of other recoveries, if any. The amount we expect to collect on outstanding repurchase requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by the seller/servicers reimbursing us for realized credit losses. Some of these requests also may be rescinded in the course of the contractual appeals process. As of June 30, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion, and approximately 40% of these requests were outstanding for more than four months since issuance of our initial repurchase request (this figure includes repurchase requests for which appeals were pending). Of the total amount of repurchase requests outstanding at June 30, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. Although we received payments under primary and other mortgage insurance of $1.0 billion and $1.3 billion in the six months ended June 30, 2012 and 2011, respectively, which helped to mitigate our credit losses, many of our mortgage insurers remain financially weak. We expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. We believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge.

3	Freddie Mac

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

In the first half of 2012, we continued our efforts to build value for the industry and build the infrastructure for a future housing finance system. These efforts include the implementation of the Uniform Mortgage Data Program, or UMDP, which provides us with the ability to collect additional data that we believe will improve our risk management practices. In the first quarter of 2012, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. In the second quarter of 2012, we implemented the Uniform Loan Delivery Dataset, or ULDD, which provides for the efficient collection and use of consistent information about loan terms, collateral, and borrowers. We are also working with FHFA and others to develop a plan for the design and building of a single securitization platform that can be used in a future secondary mortgage market. We are continuing to work with FHFA and Fannie Mae to develop recommendations to align certain of the terms of the contracts we and Fannie Mae use with our respective single-family seller/servicers, as well as certain practices we follow in managing our respective business relationships with these companies.

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually shifting mortgage credit risk from Freddie Mac to private investors, while simplifying and shrinking certain of our operations. In the case of single-family credit guarantees, we are exploring several ways to accomplish this goal, including increasing guarantee fees, establishing loss-sharing arrangements, and evaluating new risk-sharing transactions beyond the traditional charter-required mortgage insurance coverage. In addition, we are studying the steps necessary for our competitive disposition of certain investment assets, including non-performing loans. To evaluate how to accomplish the goal of contracting our operations in the multifamily business, we are conducting a market analysis of the viability of our multifamily operations without government guarantees. We also plan to continue to shift mortgage credit risk to private investors through our multifamily Other Guarantee Transactions.

Maintaining Sound Credit Quality on the Loans We Purchase or Guarantee

We continue to focus on maintaining credit policies, including our underwriting standards, that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), over the long-term, that exceeds our expected credit-related and administrative expenses on such loans. Under this Act, we were required to raise our guarantee fees by 10 basis points, and the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by us.

HARP loans represented 8% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012. Mortgages originated after 2008, including HARP loans, represented 57% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012, while the single-family loans originated from 2005 through 2008 represented 28% of this portfolio. Relief refinance mortgages of all LTV ratios comprised approximately 14% and 11% of the UPB in our total single-family credit guarantee portfolio at June 30, 2012 and December 31, 2011, respectively.

Approximately 95% of the single-family mortgages we purchased in both the three and six months ended June 30, 2012 were fixed-rate, first lien amortizing mortgages, based on UPB. Approximately 81% and 84% of the single-family mortgages we purchased in the three and six months ended June 30, 2012, respectively, were refinance mortgages, and approximately 32% and 25%, respectively, of these refinance mortgages were HARP loans, based on UPB. Approximately 21% and 14% of our single-family purchase volume in the first half of 2012 and 2011, respectively, were relief refinance mortgages with LTV ratios above 80%.

The proportion of loans we purchased with original LTV ratios over 100% increased from approximately 5% of our single-family mortgage purchases (including relief refinance loans) in the first half of 2011 to 11% of our single-family mortgage purchases in the first half of 2012 due, in large part, to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers with higher LTV ratios to refinance.

4	Freddie Mac

The credit quality of the single-family loans we acquired in the first half of 2012 (excluding relief refinance mortgages, which represented approximately 30% of our single-family purchase volume during the first half of 2012) is significantly better than that of loans we acquired from 2005 through 2008 as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 (excluding relief refinance mortgages) is primarily the result of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Our underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where borrower payments under their mortgages are reduced, thereby strengthening the borrower’s potential to make their mortgage payments.

Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increases the probability of default. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%.

The table below presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at June  30, 2012.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At June 30, 2012						Six Months Ended June 30, 2012
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio(3)	Current LTV Ratio(4)	Current LTV Ratio >100%(4)(5)	Serious Delinquency Rate(6)	Percent of Credit Losses
Year of Origination
2012	9%	756	77%	75%	13%	—%	—%
2011	16	754	71	69	5	0.13	<1
2010	17	753	71	71	6	0.38	1
2009	15	752	69	72	6	0.68	2

Combined-2009 to 2012	57	754	72	71	7	0.40	3

2008	6	722	74	92	35	6.30	9
2007	9	703	77	112	61	12.05	36
2006	6	708	75	110	56	11.20	26
2005	7	714	73	94	37	6.83	17

Combined-2005 to 2008	28	711	75	103	48	9.21	88

2004 and prior	15	717	71	59	8	2.98	9

Total	100%	736	72	78	18	3.45	100%

(1)	Based on the loans remaining in the portfolio at June 30, 2012, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at June 30, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available. As of June 30, 2012, the average credit score for all relief refinance loans was 742, compared to an average of 735 for all other loans in the portfolio.
(3)	See endnote (4) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios. As of June 30, 2012, the average current LTV ratio for all relief refinance loans was 82%.
(5)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(6)	See “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

Strengthening Our Infrastructure and Improving Overall Efficiency While Also Focusing On Retention of Key Employees

We are working to both enhance the quality of our infrastructure and improve our efficiency in order to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which are related to FHFA mandated initiatives and will likely take several years to fully implement.

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. In the first half of 2012, to help mitigate the uncertainty surrounding compensation, we introduced a new compensation program for employees. Under the program, the majority of employees will have a more predictable income,

5	Freddie Mac

as the program generally reduces the amount of compensation that is subject to variability. While uncertainty surrounding our future business model has contributed to employee turnover and low employee engagement, employee turnover moderated in the second quarter of 2012 compared to the same period of 2011. We are continuing to explore various strategic arrangements with outside firms to provide operational capability and staffing for key functions, as needed.

We believe the initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives will require additional resources and continue to affect our level of administrative expenses going forward.

Single-Family Credit Guarantee Portfolio

The UPB of our single-family credit guarantee portfolio declined approximately 3% during the first half of 2012, as the amount of single-family loan liquidations exceeded new loan purchase and guarantee activity. We believe this is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and our competitive position compared to other market participants.

The table below provides certain credit statistics for our single-family credit guarantee portfolio.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Payment status —
One month past due	1.79%	1.63%	2.02%	1.94%	1.92%
Two months past due	0.60%	0.57%	0.70%	0.70%	0.67%
Seriously delinquent(1)	3.45%	3.51%	3.58%	3.51%	3.50%
Non-performing loans (in millions)(2)	$118,463	$119,599	$120,514	$119,081	$114,819
Single-family loan loss reserve (in millions)(3)	$35,298	$37,771	$38,916	$39,088	$38,390
REO inventory (in properties)	53,271	59,307	60,535	59,596	60,599
REO assets, net carrying value (in millions)	$4,715	$5,333	$5,548	$5,539	$5,834

	For the Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(in units, unless noted)
Seriously delinquent loan additions(1)	75,904	80,815	95,661	93,850	87,813
Loan modifications(4)	15,142	13,677	19,048	23,919	31,049
REO acquisitions	20,033	23,805	24,758	24,378	24,788
REO disposition severity ratio:(5)
California	41.6%	44.2%	44.6%	45.5%	44.9%
Arizona	40.4%	45.0%	46.7%	48.7%	51.3%
Florida	46.2%	48.6%	50.1%	53.3%	52.7%
Nevada	54.3%	56.5%	54.2%	53.2%	55.4%
Illinois	47.8%	49.3%	51.2%	50.5%	49.4%
Total U.S	37.9%	40.3%	41.2%	41.9%	41.7%
Single-family provision for credit losses (in millions)	$177	$1,844	$2,664	$3,643	$2,542
Single-family credit losses (in millions)	$2,858	$3,435	$3,209	$3,440	$3,106

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of June 30, 2012 and December 31, 2011, approximately $48.0 billion and $44.4 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of modification agreements with borrowers completed during the quarter. Excludes forbearance agreements, repayment plans, and loans in modification trial periods.
(5)	States presented represent the five states where our credit losses were greatest during 2011 and the six months ended June 30, 2012. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations income (expense), while our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.2 billion, and have recorded an additional $4.1 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have

6	Freddie Mac

not yet been provisioned for, we believe that, as of June 30, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Borrower payment performance (for all stages of delinquency) improved at June 30, 2012, compared to December 31, 2011. In addition, the number of seriously delinquent loan additions declined in each of the first two quarters of 2012. Excluding relief refinance loans, recent improvement in borrower payment performance reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. As of June 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 74% and 70%, respectively.

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the first half of 2012, due, in part, to:

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

•

Continued negative effect of certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as 2005 through 2008 vintage loans. These groups continue to be large contributors to our credit losses.

•

Cumulative decline in national home prices of 24% since June 2006, based on our own index. As a result of this price decline, approximately 18% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of June 30, 2012.

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

We received cash proceeds of $19 million in June 2012 from a draw under Treasury’s funding commitment related to our quarterly deficit in equity at March 31, 2012. As a result, the aggregate liquidation preference of the senior preferred stock was $72.3 billion at June 30, 2012. At June 30, 2012, our assets exceeded our liabilities under GAAP; therefore there is no need for a draw from Treasury under the Purchase Agreement.

7	Freddie Mac

We pay cash dividends to Treasury at an annual rate of 10%. Through June 30, 2012, we paid aggregate cash dividends to Treasury of $20.1 billion, an amount equal to 28% of our aggregate draws received under the Purchase Agreement. As of June 30, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock of $7.2 billion exceeded our annual historical earnings in all but one period. As a result, we expect to make additional draws in future periods, even if our operating performance generates net income or comprehensive income.

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

For more information on conservatorship and the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” in our 2011 Annual Report.

Consolidated Financial Results

Net income (loss) was $3.0 billion and $(2.1) billion for the second quarters of 2012 and 2011, respectively. Key highlights of our financial results include:

•

Net interest income for the second quarter of 2012 decreased to $4.4 billion from $4.6 billion in the second quarter of 2011, mainly due to the impact of a reduction in the average balances of our higher-yielding mortgage-related assets, partially offset by lower funding costs.

•

Provision for credit losses for the second quarter of 2012 declined to $155 million, compared to $2.5 billion for the second quarter of 2011. The decrease in the provision for credit losses primarily reflects improvements in the number of newly impaired loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008) and the positive impacts of an increase in national home prices.

•

Non-interest income (loss) was $(751) million for the second quarter of 2012, compared to $(3.9) billion for the second quarter of 2011. The improvement was largely driven by a decrease in derivative losses during the second quarter of 2012 compared to the second quarter of 2011.

•	Non-interest expense declined to $536 million in the second quarter of 2012, from $546 million in the second quarter of 2011.

•

Comprehensive income (loss) was $2.9 billion for the second quarter of 2012 compared to $(1.1) billion for the second quarter of 2011. Comprehensive income for the second quarter of 2012 was driven by the $3.0 billion net income, partially offset by an increase in net unrealized losses related to our available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 1.5% on an annualized basis during the second quarter of 2012, compared to 2.0% during the first quarter of 2012, according to the Bureau of Economic Analysis. The national unemployment rate was 8.2% in both June 2012 and March 2012, down from 8.5% in December 2011, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 75,000 monthly net new jobs were added to the economy during the second quarter of 2012, which shows evidence of a slow, but steady positive trend for the economy and the labor market.

Single-Family Housing Market

The single-family housing market exhibited certain signs of stabilization in the second quarter of 2012 despite continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.

Based on data from the National Association of Realtors, sales of existing homes in the second quarter of 2012 averaged 4.54 million (at a seasonally adjusted annual rate), decreasing from 4.57 million in the first quarter of 2012. Based on data from the U.S. Census Bureau and HUD, new home sales in the second quarter of 2012 averaged approximately 363,000 (at a seasonally adjusted annual rate) increasing approximately 3.1% from approximately 352,000 in the first quarter of 2012. We estimate that home prices increased significantly during the second quarter of 2012, with our nationwide index registering approximately a 4.8% increase from March 2012 through June 2012 without seasonal adjustment. The second quarter of the

8	Freddie Mac

year has historically been a period of strong home sales and related home price increases, as compared to the other quarters of the year. From June 2011 through June 2012 our nationwide home price index increased 1.0% on an annual basis. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

The foreclosure process has lengthened significantly in recent years, due to a number of factors, but particularly in states that require a judicial foreclosure process. There have also been a number of legislative and regulatory developments in recent periods affecting single-family mortgage servicing and foreclosure practices. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. For information on these matters, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the second quarter of 2012. The multifamily sector experienced strong interest from prospective borrowers and investors and continued to outperform other components of the commercial real estate sector. As reported by Reis, Inc., the national apartment vacancy rate improved from 8.0% at the end of 2009 to 4.7% during the second quarter of 2012 representing the lowest level since the end of 2001. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. We believe these improving fundamentals and optimism about demand for multifamily housing have contributed to improvement in property values in most markets.

Mortgage Market and Business Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy during the remainder of 2012 to be significantly worse than we expect, including adverse changes in national or international economic conditions and changes in the federal government’s fiscal or monetary policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets in the remainder of 2012. Since we expect that economic growth will likely be stronger and mortgage interest rates lower in 2012 than in 2011, we believe that housing affordability will remain relatively high in 2012 for potential home buyers. We also expect that the volume of home sales will likely continue to increase in 2012, compared to the volume in 2011, but still remain relatively weak compared to historical levels. Important factors that we believe will continue to negatively impact single-family housing demand are the relatively high unemployment rate and relatively low consumer confidence measures. Consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely continue to be cautious in home buying. We also expect to continue to experience a high level of refinancing activity in the near term, due to the impact of the expanded HARP initiative as well as the historically low interest rates on fixed-rate single-family mortgages. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

While home prices remain at significantly lower levels from their peak in most areas, declines in the market’s inventory of vacant housing have supported stabilization in home prices in a number of metropolitan areas. To the extent a large volume of loans complete the foreclosure process in a short time period, the resulting increase in the market’s inventory of homes for sale could have a negative impact on home prices. Due to these and other factors, our expectation for home prices,

9	Freddie Mac

based on our own index, is that national average home prices will continue to remain weak on an inflation-adjusted basis over the near term before a long-term recovery in housing begins.

Single-Family

Our charge-offs remained high during the first half of 2012, and we expect they will likely remain high during the remainder of 2012. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•	REO disposition severity ratios to remain near their historical highs, though market conditions, such as home prices and the rate of home sales, have seen improvements in many key markets;

•	the amount of non-performing assets and the volume of our loan workouts to continue to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines.

Multifamily

The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. We expect further improvements in the rental market during the next twelve months due to increased rental demand. As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain relatively low during the remainder of 2012.

We continued our strong support of the multifamily market and the nation’s renters as evidenced by our $12.4 billion of multifamily purchase and guarantee volume in the first half of 2012, which provided financing for approximately 750 properties amounting to approximately 193,000 apartment units. The majority of these apartments were affordable to low and moderate income families. We expect an increase in our purchase and guarantee volumes for the full-year of 2012 when compared to 2011 levels as demand for multifamily financing remains strong as historically low interest rates are encouraging borrower interest.

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

There continues to be significant uncertainty in the current mortgage market environment, and continued high levels of unemployment, weakness in home prices, and adverse changes in interest rates, mortgage security prices, and spreads could lead to additional draws. For discussion of other factors that could result in additional draws, see “RISK FACTORS —Conservatorship and Related Matters — We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition” in our 2011 Annual Report.

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

10	Freddie Mac

Limits on Investment Activity and Our Mortgage-Related Investments Portfolio

The conservatorship has significantly impacted our investment activity. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. However, from time to time we may purchase or retain mortgage-related investments based on a variety of factors which could improve the price of our PCs. Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	June 30, 2012	December 31, 2011
	(in millions)
Investments segment — Mortgage investments portfolio	$386,404	$449,273
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	60,053	62,469
Multifamily segment — Mortgage investments portfolio	134,822	141,571

Total mortgage-related investments portfolio	$581,279	$653,313

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

We consider the liquidity of our assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that are less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 31% of the UPB of the portfolio at June 30, 2012, compared to 32% as of December 31, 2011. Illiquid assets include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 32% of the UPB of the portfolio at June 30, 2012, as compared to 29% as of December 31, 2011. The elevated level of illiquid assets is primarily due to our removal of seriously delinquent and modified loans from PC trusts. The changing composition of our mortgage-related investments portfolio to a greater proportion of assets that are less liquid and illiquid may influence our decisions regarding funding and hedging. The description above of the relative liquidity of our assets is based on our own internal expectations given current market conditions. Changes in market conditions could adversely affect the liquidity of our assets at any given time.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three and six months ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$4,386	$4,561	$8,886	$9,101
Provision for credit losses	(155)	(2,529)	(1,980)	(4,518)
Non-interest income (loss)	(751)	(3,857)	(2,267)	(5,109)
Non-interest expense	(536)	(546)	(1,132)	(1,243)
Net income (loss)	3,020	(2,139)	3,597	(1,463)
Comprehensive income (loss)	2,892	(1,100)	4,681	1,640
Net income (loss) attributable to common stockholders	1,212	(3,756)	(15)	(4,685)
Net income (loss) per common share:
Basic	0.37	(1.16)	—	(1.44)
Diluted	0.37	(1.16)	—	(1.44)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,239,711	3,244,967	3,240,627	3,245,970
Diluted	3,239,711	3,244,967	3,240,627	3,245,970

			June 30, 2012	December 31, 2011
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,532,939	$1,564,131
Total assets			2,066,335	2,147,216
Debt securities of consolidated trusts held by third parties			1,468,613	1,471,437
Other debt			581,743	660,546
All other liabilities			14,893	15,379
Total equity (deficit)			1,086	(146)
Portfolio Balances(3)
Mortgage-related investments portfolio			$581,279	$653,313
Total Freddie Mac mortgage-related securities(4)			1,594,401	1,624,684
Total mortgage portfolio(5)			2,012,224	2,075,394
Non-performing assets(6)			126,228	129,152

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Ratios(7)
Return on average assets(8)	0.6%	(0.4)%	0.3%	(0.1)%
Non-performing assets ratio(9)	6.8	6.4	6.8	6.4
Equity to assets ratio(10)	—	—	—	—

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 27 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios” for the composition of our total mortgage portfolio.
(6)	See “Table 45 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total equity (deficit), net of preferred stock (at redemption value) is less than zero for all periods presented.
(8)	Ratio computed as net income divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

12	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income	$4,386	$4,561	$8,886	$9,101
Provision for credit losses	(155)	(2,529)	(1,980)	(4,518)

Net interest income after provision for credit losses	4,231	2,032	6,906	4,583

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(1)	(125)	(5)	98
Gains (losses) on retirement of other debt	(45)	3	(66)	15
Gains (losses) on debt recorded at fair value	62	(37)	45	(118)
Derivative gains (losses)	(882)	(3,807)	(1,938)	(4,234)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(135)	(230)	(610)	(1,284)
Portion of other-than-temporary impairment recognized in AOCI	37	(122)	(52)	(261)

Net impairment of available-for-sale securities recognized in earnings	(98)	(352)	(662)	(1,545)
Other gains (losses) on investment securities recognized in earnings	(356)	209	(644)	89
Other income	569	252	1,003	586

Total non-interest income (loss)	(751)	(3,857)	(2,267)	(5,109)

Non-interest expense:
Administrative expenses	(401)	(384)	(738)	(745)
REO operations income (expense)	30	(27)	(141)	(284)
Other expenses	(165)	(135)	(253)	(214)

Total non-interest expense	(536)	(546)	(1,132)	(1,243)

Income (loss) before income tax benefit	2,944	(2,371)	3,507	(1,769)
Income tax benefit	76	232	90	306

Net income (loss)	3,020	(2,139)	3,597	(1,463)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(238)	903	909	2,844
Changes in unrealized gains (losses) related to cash flow hedge relationships	107	135	218	267
Changes in defined benefit plans	3	1	(43)	(8)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	(128)	1,039	1,084	3,103

Comprehensive income (loss)	$2,892	$(1,100)	$4,681	$1,640

Net Interest Income

The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

13	Freddie Mac

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2012			2011
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$32,039	$6	0.07%	$33,660	$10	0.12%
Federal funds sold and securities purchased under agreements to resell	37,995	15	0.16	32,227	8	0.09
Mortgage-related securities:
Mortgage-related securities(3)	358,279	4,038	4.51	450,575	5,215	4.63
Extinguishment of PCs held by Freddie Mac	(111,351)	(1,275)	(4.58)	(166,318)	(1,966)	(4.73)

Total mortgage-related securities, net	246,928	2,763	4.48	284,257	3,249	4.57

Non-mortgage-related securities(3)	24,779	14	0.22	26,078	26	0.39
Mortgage loans held by consolidated trusts(4)	1,538,134	16,806	4.37	1,643,680	19,782	4.81
Unsecuritized mortgage loans(4)	240,693	2,224	3.69	242,471	2,274	3.75

Total interest-earning assets	$2,120,568	$21,828	4.12	$2,262,373	$25,349	4.48

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,560,470	$(15,900)	(4.08)	$1,656,150	$(19,227)	(4.64)
Extinguishment of PCs held by Freddie Mac	(111,351)	1,275	4.58	(166,318)	1,966	4.73

Total debt securities of consolidated trusts held by third parties	1,449,119	(14,625)	(4.04)	1,489,832	(17,261)	(4.63)
Other debt:
Short-term debt	128,860	(43)	(0.13)	194,153	(95)	(0.19)
Long-term debt(5)	464,966	(2,617)	(2.25)	500,587	(3,238)	(2.59)

Total other debt	593,826	(2,660)	(1.79)	694,740	(3,333)	(1.92)
Total interest-bearing liabilities	2,042,945	(17,285)	(3.38)	2,184,572	(20,594)	(3.77)
Expense related to derivatives(6)	—	(157)	(0.03)	—	(194)	(0.03)
Impact of net non-interest-bearing funding	77,623	—	0.12	77,801	—	0.13

Total funding of interest-earning assets	$2,120,568	$(17,442)	(3.29)	$2,262,373	$(20,788)	(3.67)

Net interest income/yield		$4,386	0.83		$4,561	0.81

	Six Months Ended June 30,
	2012			2011
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$41,535	$10	0.05%	$35,611	$26	0.14%
Federal funds sold and securities purchased under agreements to resell	32,026	24	0.15	40,044	26	0.13
Mortgage-related securities:
Mortgage-related securities (3)	370,753	8,401	4.53	453,773	10,531	4.64
Extinguishment of PCs held by Freddie Mac	(118,357)	(2,716)	(4.59)	(166,923)	(4,029)	(4.83)

Total mortgage-related securities, net	252,396	5,685	4.50	286,850	6,502	4.53

Non-mortgage-related securities(3)	26,621	30	0.23	27,694	56	0.40
Mortgage loans held by consolidated trusts(4)	1,548,978	34,274	4.43	1,647,123	39,846	4.84
Unsecuritized mortgage loans (4)	247,785	4,536	3.66	241,514	4,608	3.82

Total interest-earning assets	$2,149,341	$44,559	4.15	$2,278,836	$51,064	4.48

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,570,609	$(32,594)	(4.15)	$1,660,879	$(38,693)	(4.66)
Extinguishment of PCs held by Freddie Mac	(118,357)	2,716	4.59	(166,923)	4,029	4.83

Total debt securities of consolidated trusts held by third parties	1,452,252	(29,878)	(4.11)	1,493,956	(34,664)	(4.64)
Other debt:
Short-term debt	138,995	(83)	(0.12)	194,488	(210)	(0.21)
Long-term debt(5)	480,805	(5,393)	(2.24)	509,310	(6,688)	(2.63)

Total other debt	619,800	(5,476)	(1.77)	703,798	(6,898)	(1.96)

Total interest-bearing liabilities	2,072,052	(35,354)	(3.41)	2,197,754	(41,562)	(3.78)
Expense related to derivatives(6)	—	(319)	(0.03)	—	(401)	(0.04)
Impact of net non-interest-bearing funding	77,289	—	0.12	81,082	—	0.14

Total funding of interest-earning assets	$2,149,341	$(35,673)	(3.32)	$2,278,836	$(41,963)	(3.68)

Net interest income/yield		$8,886	0.83		$9,101	0.80

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $175 million and $215 million during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. Net interest yield increased by two basis points and

14	Freddie Mac

three basis points during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The primary driver underlying the decreases in net interest income was the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs from the replacement of debt at lower rates. The increases in net interest yield were primarily due to the benefits of lower funding costs, partially offset by the negative impact of the reduction in the average balance of higher-yielding mortgage-related assets.

We only recognize interest income on non-performing loans that have been placed on non-accrual status when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.8 billion and $1.7 billion during the three and six months ended June 30, 2012, respectively, compared to $1.0 billion and $2.0 billion during the three and six months ended June 30, 2011, respectively. These reductions were primarily due to the decreased volume of non-performing loans on non-accrual status.

During the three and six months ended June 30, 2012, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Provision for Credit Losses

We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of loss for previously impaired loans based on the likelihood of ultimate transition to loss events and the expected severity rates of incurred losses.

Our provision for credit losses declined to $0.2 billion in the second quarter of 2012, compared to $2.5 billion in the second quarter of 2011, and was $2.0 billion in the first half of 2012 compared to $4.5 billion in the first half of 2011. The decrease in the provision for credit losses for the second quarter and first half of 2012 compared to the respective periods in 2011 primarily reflects improvements in the number of newly impaired loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008) and lower estimated future losses due to the positive impact of an increase in national home prices. While national home prices exhibited strong growth in the second quarter of 2012, our expectation is that national average home prices will remain weak (on an inflation-adjusted basis) over the near term before a long-term recovery in housing begins. As such, we adjusted our estimated loss severity rates in the second quarter of 2012 to align with our expectations for near term home prices. Our provision for credit losses in the three and six months ended June 30, 2011 primarily reflected a decline in the rate at which delinquent loans transition into serious delinquency.

During the three and six months ended June 30, 2012, our charge-offs, net of recoveries for single-family loans exceeded the amount of our provision for credit losses. Our charge-offs in the first half of 2012 were less than they otherwise would have been because of the continued suppression of loan and collateral resolution activity due to the length of the foreclosure process. We believe the level of our charge-offs will continue to remain high for the remainder of 2012.

As of June 30, 2012 and December 31, 2011, the UPB of our single-family non-performing loans was $118.5 billion and $120.5 billion, respectively. These amounts include $48.0 billion and $44.4 billion, respectively, of single-family TDRs that are less than three months past due. However, TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments, which return the loan to a current payment status after modification. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, our loan loss reserves balance, and our non-performing assets.

The total number of seriously delinquent loans declined approximately 7% during the first half of 2012. However, our serious delinquency rates remain high compared to the rates we experienced in years prior to 2009 due to the continued weakness in home prices in the last several years, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. Our seller/servicers have an active role

15	Freddie Mac

in our loan workout activities, including under the servicing alignment initiative and the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.2 billion, and have recorded an additional $4.1 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of June 30, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors. These factors include: (a) the actual level of mortgage defaults; (b) the effect of the MHA Program, the servicing alignment initiative, and other loss mitigation efforts, including any requirement to utilize principal forgiveness in our loan modification initiatives; (c) any government actions or programs that affect the ability of troubled borrowers to obtain modifications, including legislative changes to bankruptcy laws; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases. In addition, in April 2012, FHFA issued an advisory bulletin that could have an effect on our provision for credit losses in the future. The advisory bulletin specifies that, once a loan is classified as “loss,” we generally are required to charge-off the portion of the loan balance that exceeds the fair value of the property, less cost to sell. We are currently assessing the operational and accounting impacts of this advisory bulletin and have not yet determined when or how we will implement this bulletin or its impact on our consolidated financial statements. See “LEGISLATIVE AND REGULATORY DEVELOPMENTS — FHFA Advisory Bulletin” for additional information. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for information on mortgage insurers and seller/servicer repurchase obligations.

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $22 million and $13 million for the second quarters of 2012 and 2011, respectively, and $41 million and $73 million for the first half of 2012 and 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $496 million and $545 million as of June 30, 2012 and December 31, 2011, respectively. The decline in loan loss reserves for multifamily loans was driven primarily by an increase in property values underlying individually impaired loans.

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

Losses on extinguishment of debt securities of consolidated trusts were $1 million and $125 million for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $0.7 billion and $22.2 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The losses during the three months ended June 30, 2011 were primarily due to the repurchase of debt securities of consolidated trusts at a larger net purchase premium driven by a decrease in interest rates during the period.

Gains (losses) on extinguishment of debt securities of consolidated trusts were $(5) million and $98 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $1.4 billion and $47.0 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The decrease in purchases of single-family PCs during the 2012 periods was primarily due to a lower volume of dollar roll transactions to support the market and pricing of our single-family PCs. The gains for the six months ended June 30, 2011 were due to the repurchases of debt securities of consolidated trusts at a net purchase discount during the first quarter of 2011 driven by an increase in interest rates during the period. See “Table 19 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

16	Freddie Mac

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(45) million and $3 million during the three months ended June 30, 2012 and 2011, respectively. Gains (losses) on retirement of other debt were $(66) million and $15 million during the six months ended June 30, 2012 and 2011, respectively. We recognized losses on debt retirements in the three and six months ended June 30, 2012 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. We recognized gains on debt retirements in the six months ended June 30, 2011 primarily due to the repurchase of other debt securities at discounts. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. For the three and six months ended June 30, 2012, we recognized gains on debt recorded at fair value of $62 million and $45 million, respectively, primarily due to a combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. For the three and six months ended June 30, 2011, we recognized losses on debt recorded at fair value of $37 million and $118 million, respectively, primarily due to the U.S. dollar weakening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 10: DERIVATIVES — Table 10.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At June 30, 2012 and December 31, 2011, respectively, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. Beginning in the fourth quarter of 2011, we began to increase the portion of our debt issued with longer-term maturities. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest-rate swaps	$(2,506)	$(3,749)	$(1,298)	$(2,026)
Option-based derivatives(1)	2,276	1,602	1,199	795
Other derivatives(2)	310	(308)	199	(402)
Accrual of periodic settlements(3)	(962)	(1,352)	(2,038)	(2,601)

Total	$(882)	$(3,807)	$(1,938)	$(4,234)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three and six months ended June 30, 2012, we recognized losses on derivatives of $0.9 billion and $1.9 billion, respectively, due to losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position. We recognized fair value losses on our pay-fixed swaps of $8.0 billion and $4.2 billion,

17	Freddie Mac

respectively, which were largely offset by: (a) fair value gains on our receive-fixed swaps of $5.4 billion and $2.9 billion, respectively; and (b) fair value gains on our option-based derivatives of $2.3 billion and $1.2 billion, respectively, resulting from gains on our purchased call swaptions due to a decrease in longer-term interest rates. During the three and six months ended June 30, 2012, the effect of the decline in longer-term interest rates was partially mitigated due to a change in the mix of our derivatives portfolio, whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities.

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

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $98 million and $662 million during the three and six months ended June 30, 2012, respectively, compared to $352 million and $1.5 billion during the three and six months ended June 30, 2011, respectively. The decrease in net impairments recognized in earnings during the three and six months ended June 30, 2012 was primarily driven by improvements in forecasted home prices over the expected life of the securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consist of gains (losses) on trading securities. Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. We recognized $(400) million and $(777) million related to gains (losses) on trading securities during the three and six months ended June 30, 2012, respectively, compared to $274 million and $74 million during the three and six months ended June 30, 2011, respectively.

The losses on trading securities during the three and six months ended June 30, 2012 were primarily driven by changes in market prepayment expectations for our interest-only and inverse-floater investment securities, given recent low interest rates. The gains on trading securities during the three and six months ended June 30, 2011 were primarily due to the impact of a decline in interest rates coupled with a tightening of OAS levels on agency securities.

Other Income

The table below summarizes the significant components of other income.

18	Freddie Mac

Table 8 — Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Other income:
Gains (losses) on sale of mortgage loans	$44	$161	$84	$256
Gains (losses) on mortgage loans recorded at fair value	201	136	340	103
Recoveries on loans impaired upon purchase	87	132	176	257
Guarantee-related income, net(1)	130	81	200	135
All other	107	(258)	203	(165)

Total other income	$569	$252	$1,003	$586

(1)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

Gains (Losses) on Sale of Mortgage Loans

During the three months ended June 30, 2012 and 2011, we recognized $44 million and $161 million, respectively, of gains on sale of mortgage loans with associated UPB of $6.3 billion and $4.3 billion, respectively. During the six months ended June 30, 2012 and 2011, we recognized $84 million and $256 million, respectively, of gains on sale of mortgage loans with associated UPB of $10.0 billion and $7.7 billion, respectively. All such amounts relate to our securitizations of multifamily loans on our consolidated balance sheets, which we elected to carry at fair value. We had lower gains on sale of mortgage loans in the three and six months ended June 30, 2012, compared to the same periods of 2011, as a significant portion of the improved fair value of the loans was recognized within gains (losses) on mortgage loans recorded at fair value during periods prior to the loans’ securitization.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

During the three months ended June 30, 2012 and 2011, we recognized $201 million and $136 million, respectively, of gains on mortgage loans recorded at fair value, and we recognized $340 million and $103 million of such gains during the six months ended June 30, 2012 and 2011, respectively. All such amounts relate to multifamily loans which we had elected to carry at fair value and were designated for securitization. We held higher balances of these loans on our consolidated balance sheets during the three and six months ended June 30, 2012, compared to the same periods in 2011 which, when combined with improving fair values on those loans, resulted in higher gains during the 2012 periods.

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses associated with purchases of delinquent loans from our PCs in conjunction with our guarantee activities. Recoveries occur when a loan that was impaired upon purchase is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than three months past due, the recovery amounts are recognized as interest income over time as periodic payments are received.

During the three months ended June 30, 2012 and 2011, we recognized recoveries on loans impaired upon purchase of $87 million and $132 million, respectively, and these recoveries were $176 million and $257 million during the six months ended June 30, 2012 and 2011, respectively. Our recoveries on loans impaired upon purchase declined in the second quarter and first half of 2012, compared to the same periods of 2011, due to a lower volume of foreclosure transfers and payoffs associated with loans impaired upon purchase.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers, such as for technology use and late fees or other penalties, and other miscellaneous income. All other income increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, principally due to the correction of certain prior period accounting errors not material to our financial statements that were recorded during the second quarter of 2011. During the second quarter of 2011, our largest correction related to an error associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009, which reduced other income during the three and six months ended June 30, 2011 by approximately $293 million.

19	Freddie Mac

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Administrative expenses:
Salaries and employee benefits	$227	$219	$403	$426
Professional services	81	64	152	120
Occupancy expense	14	15	28	30
Other administrative expense	79	86	155	169

Total administrative expenses	401	384	738	745
REO operations (income) expense	(30)	27	141	284
Other expenses	165	135	253	214

Total non-interest expense	$536	$546	$1,132	$1,243

Administrative Expenses

Administrative expenses increased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due to an increase in professional services expense and salaries and employee benefits expense. Professional services expense increased as a result of initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives. Salaries and employee benefits expense increased primarily because of a change in the timing of the recognition of compensation-related expenses as a result of our new compensation program for employees, which we introduced in the second quarter of 2012. During the six months ended June 30, 2012, administrative expenses decreased slightly compared to the six months ended June 30, 2011 as lower salaries and employee benefits expense and other administrative expenses more than offset higher professional services expense.

We currently expect that our general and administrative expenses for the full-year 2012 will be marginally higher than those we experienced in the full-year 2011, resulting from increased professional services expense, in part due to: (a) our need to respond to developments in the continually changing mortgage market; (b) an environment in which we are subject to increased regulatory oversight and mandates; and (c) strategic arrangements that we may enter into with outside firms to provide operational capability and staffing for key functions. We believe the initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives will require additional resources and continue to affect our level of administrative expenses going forward.

REO Operations (Income) Expense

The table below presents the components of our REO operations (income) expense, and REO inventory and disposition information.

20	Freddie Mac

Table 10 — REO Operations (Income) Expense, REO Inventory, and REO Dispositions

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$293	$300	$671	$608
Disposition (gains) losses, net(2)	(182)	56	(260)	182
Change in holding period allowance, dispositions	(33)	(129)	(90)	(284)
Change in holding period allowance, inventory(3)	(27)	5	(26)	156
Recoveries (4)	(85)	(197)	(157)	(370)

Total single-family REO operations (income) expense	(34)	35	138	292
Multifamily REO operations (income) expense	4	(8)	3	(8)

Total REO operations (income) expense	$(30)	$27	$141	$284

REO inventory (in properties), at June 30:
Single-family	53,271	60,599	53,271	60,599
Multifamily	11	19	11	19

Total	53,282	60,618	53,282	60,618

REO property dispositions (in properties):
Single-family	26,069	29,348	51,102	60,975
Multifamily	7	7	11	8

Total	26,076	29,355	51,113	60,983

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations (income) expense was $(30) million for the second quarter of 2012, as compared to $27 million during the second quarter of 2011 and was $141 million in the first half of 2012 compared to $284 million for the first half of 2011. The decline in expense for the 2012 periods was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory. Recoveries on REO properties also declined during the second quarter and first half of 2012, compared to the same periods of 2011. Lower recoveries on REO properties were primarily due to lower REO property volume, reduced recoveries from mortgage insurers, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

We believe the volume of our single-family REO acquisitions during the first half of 2012 was less than it otherwise would have been due to: (a) the length of the foreclosure process, particularly in states that require a judicial foreclosure process; and (b) resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. The lower acquisition rate, coupled with high disposition levels, led to a lower REO property inventory level at June 30, 2012, compared to December 31, 2011. We expect that the length of the foreclosure process will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting REO inventory could have a negative effect on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses were $165 million and $135 million in the second quarters of 2012 and 2011, respectively, and were $253 million and $214 million in the first half of 2012 and 2011, respectively. Other expenses consist primarily of HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.

Income Tax Benefit

For the three months ended June 30, 2012 and 2011, we reported an income tax benefit of $76 million and $232 million, respectively. For the six months ended June 30, 2012 and 2011, we reported an income tax benefit of $90 million and $306 million, respectively. See “NOTE 12: INCOME TAXES” for additional information.

21	Freddie Mac

Comprehensive Income (Loss)

Our comprehensive income (loss) was $2.9 billion and $4.7 billion for the three and six months ended June 30, 2012, respectively, consisting of: (a) $3.0 billion and $3.6 billion of net income, respectively; and (b) $(128) million and $1.1 billion of total other comprehensive income (loss), respectively, primarily due to a change in net unrealized losses related to our available-for-sale securities.

Our comprehensive income (loss) was $(1.1) billion and $1.6 billion for the three and six months ended June 30, 2011, respectively, consisting of: (a) $(2.1) billion and $(1.5) billion of net income (loss), respectively; and (b) $1.0 billion and $3.1 billion of total other comprehensive income, respectively, primarily due to a reduction in net unrealized losses related to our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment CMBS and held-for-sale loans that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

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

22	Freddie Mac

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

In presenting Segment Earnings, we make significant reclassifications among certain financial statement line items in order to reflect a measure of net interest income on investments and a measure of management and guarantee income on guarantees that is in line with how we manage our business. We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

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

In the first half of 2012, under guidance from FHFA, we curtailed mortgage-related investments portfolio purchase and retention activities that are undertaken for the primary purpose of supporting the price performance of our PCs. We are evaluating possible strategies that could improve the price performance of our PCs.

23	Freddie Mac

The table below provides information about our various segment mortgage portfolios at June 30, 2012 and December 31, 2011. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	June 30, 2012	December 31, 2011
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$92,462	$109,190
Freddie Mac mortgage-related securities	184,358	220,659
Non-agency mortgage-related securities	81,634	86,526
Non-Freddie Mac agency securities	27,950	32,898

Total Investments — Mortgage investments portfolio	386,404	449,273

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	60,053	62,469
Single-family Freddie Mac mortgage-related securities held by us	184,358	220,659
Single-family Freddie Mac mortgage-related securities held by third parties	1,376,822	1,378,881
Single-family other guarantee commitments(5)	13,691	11,120

Total Single-family Guarantee — Managed loan portfolio	1,634,924	1,673,129

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,633	3,008
Multifamily Freddie Mac mortgage related securities held by third parties	30,588	22,136
Multifamily other guarantee commitments(5)	9,844	9,944

Total Multifamily — Guarantee portfolio	43,065	35,088

Multifamily — Mortgage investments portfolio
Multifamily investment securities portfolio	55,225	59,260
Multifamily loan portfolio	79,597	82,311

Total Multifamily — Mortgage investments portfolio	134,822	141,571

Total Multifamily portfolio	177,887	176,659

Less : Freddie Mac single-family and certain multifamily securities(6)	(186,991)	(223,667)

Total mortgage portfolio	$2,012,224	$2,075,394

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,675,687	$1,733,215
Non-consolidated Freddie Mac mortgage-related securities	9,929	10,735
Other guarantee commitments	13,691	11,120
Less: HFA-related guarantees (8)	(7,751)	(8,637)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(709)	(779)

Total single-family credit guarantee portfolio	$1,690,847	$1,745,654

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$79,597	$82,311
Non-consolidated Freddie Mac mortgage-related securities	33,221	25,144
Other guarantee commitments	9,844	9,944
Less: HFA-related guarantees (8)	(1,206)	(1,331)

Total multifamily mortgage portfolio	$121,456	$116,068

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. However, the Single-family Guarantee segment continues to earn management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

24	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$1,559	$1,826	$3,322	$3,479
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(14)	(139)	(510)	(1,168)
Derivative gains (losses)	236	(2,156)	436	(1,053)
Gains (losses) on trading securities	(413)	256	(811)	22
Gains (losses) on sale of mortgage loans	6	4	(8)	16
Gains (losses) on mortgage loans recorded at fair value	257	167	219	84
Other non-interest income (loss)	673	(184)	1,186	357

Total non-interest income (loss)	745	(2,052)	512	(1,742)

Non-interest expense:
Administrative expenses	(108)	(101)	(200)	(196)
Other non-interest expense	—	(1)	—	(1)

Total non-interest expense	(108)	(102)	(200)	(197)

Segment adjustments(2)	164	126	319	329

Segment Earnings (loss) before income tax benefit	2,360	(202)	3,953	1,869
Income tax benefit	108	212	143	278

Segment Earnings, net of taxes	2,468	10	4,096	2,147
Total other comprehensive income, net of taxes	27	633	362	1,759

Comprehensive income	$2,495	$643	$4,458	$3,906

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$308,287	$393,361	$319,439	$396,238
Non-mortgage-related investments(6)	94,806	91,965	100,173	103,348
Unsecuritized single-family loans(7)	98,158	92,339	103,732	88,927

Total average balances of interest-earning assets	$501,251	$577,665	$523,344	$588,513

Return:
Net interest yield — Segment Earnings basis (annualized)	1.24%	1.26%	1.27%	1.18%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings” in our 2011 Annual Report.
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

Segment Earnings for our Investments segment increased by $2.5 billion and $1.9 billion to $2.5 billion and $4.1 billion during the three and six months ended June 30, 2012, respectively, compared to $10 million and $2.1 billion during the three and six months ended June 30, 2011, respectively, primarily due to: (a) derivative gains during the three and six months ended June 30, 2012 versus losses during the three and six months ended June 30, 2011; (b) improvements in other non-interest income; and (c) a reduction in net impairments of available-for-sale securities recognized in earnings. These factors were partially offset by our recognition of losses on trading securities during the three and six months ended June 30, 2012 versus gains on trading securities during the three and six months ended June 30, 2011.

Comprehensive income for our Investments segment increased by $1.9 billion and $552 million to $2.5 billion and $4.5 billion during the three and six months ended June 30, 2012, respectively, compared to $643 million and $3.9 billion during the three and six months ended June 30, 2011, respectively, primarily due to higher Segment Earnings, partially offset by lower other comprehensive income, primarily due to a smaller improvement in the net unrealized loss position of AOCI.

25	Freddie Mac

During the three and six months ended June 30, 2012, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 29.4% and 28.0%, respectively. We held $212.3 billion of agency securities and $81.6 billion of non-agency mortgage-related securities as of June 30, 2012, compared to $253.6 billion of agency securities and $86.5 billion of non-agency mortgage-related securities as of December 31, 2011. The decline in UPB of agency securities is due mainly to liquidations, including prepayments, and selected sales. Our selected sales during the six months ended June 30, 2012 were due to a variety of reasons, including the impact of tightening OAS levels on certain assets that we were able to sell at attractive levels. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $2.1 billion on impaired non-agency mortgage-related securities in the Investments segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

Segment Earnings net interest income decreased by $267 million and $157 million and net interest yield decreased by two basis points and increased by nine basis points during the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively. The primary driver of the decreases in net interest yield during the three months ended June 30, 2012 and net interest income for both periods was the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs, primarily due to the replacement of debt at lower rates. The increase in net interest yield during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the lower funding costs outweighing the impact of the reduction in the average balance of higher-yielding mortgage-related assets.

Segment Earnings non-interest income (loss) was $745 million and $512 million during the three and six months ended June 30, 2012, respectively, compared to $(2.1) billion and $(1.7) billion during the three and six months ended June 30, 2011, respectively. This improvement was primarily due to: (a) derivative gains during the three and six months ended June 30, 2012 versus losses during the three and six months ended June 30, 2011; (b) improvements in other non-interest income; and (c) a reduction in net impairments of available-for-sale securities recognized in earnings. These factors were partially offset by our recognition of losses on trading securities during the three and six months ended June 30, 2012 versus gains on trading securities during the three and six months ended June 30, 2011.

Impairments recorded in our Investments segment were $14 million and $510 million during the three and six months ended June 30, 2012, respectively, compared to $139 million and $1.2 billion during the three and six months ended June 30, 2011. The decrease in net impairments recognized in earnings during the three and six months ended June 30, 2012 was primarily driven by improvements in forecasted home prices over the expected life of the securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded gains (losses) on trading securities of $(413) million and $(811) million during the three and six months ended June 30, 2012, respectively, compared to $256 million and $22 million during the three and six months ended June 30, 2011, respectively. The losses on trading securities during the three and six months ended June 30, 2012 were primarily driven by changes in market prepayment expectations for our interest-only and inverse-floater investment securities, given recent low interest rates. The gains on trading securities during the three and six months ended June 30, 2011 were primarily due to the impact of a decline in interest rates coupled with a tightening of OAS levels on agency securities.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. We recorded derivative gains (losses) for this segment of $236 million and $436 million during the three and six months ended June 30, 2012, respectively, compared to $(2.2) billion and $(1.1) billion during the three and six months ended June 30, 2011, respectively. During the three and six months ended June 30, 2012 and 2011, longer-term swap interest rates decreased, resulting in fair value losses on our pay-fixed swaps, partially offset by: (a) fair value gains on our receive-fixed swaps; and (b) fair value gains on our option-based derivatives resulting from gains on our purchased call swaptions. Increased derivative gains in 2012 resulted from a change in the mix of our derivatives portfolio, whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities. During the three and six months ended June 30, 2012, we also recognized

26	Freddie Mac

gains on other derivative transactions, such as commitments to purchase mortgage loans. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Other non-interest income (loss) for this segment was $673 million and $1.2 billion during the three and six months ended June 30, 2012, respectively, compared to $(184) million and $357 million during the three and six months ended June 30, 2011, respectively. The improvement in other non-interest income was primarily due to an increase in amortization income of basis adjustments resulting from the securitization and sales of retained mortgage loans and sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio. In addition, during the three months ended June 30, 2011 we recorded certain prior period accounting errors not material to our financial statements. During the three months ended June 30, 2011, the largest correction related to an error associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009, which reduced other non-interest income during the three and six months ended June 30, 2011 by approximately $293 million.

Our Investments segment’s total other comprehensive income was $27 million and $362 million during the three and six months ended June 30, 2012, respectively, compared to $633 million and $1.8 billion during the three and six months ended June 30, 2011, respectively. Net unrealized losses in AOCI on our available-for-sale securities for this segment increased by $81 million and decreased by $161 million during the three and six months ended June 30, 2012, respectively. The increase in our net unrealized losses in AOCI during the three months ended June 30, 2012 was primarily due to the impact of widening OAS levels on our non-agency mortgage-related securities, partially offset by fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and the impact of the decline in interest rates. The decrease in our net unrealized losses during the six months ended June 30, 2012, was primarily due to fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and fair value gains due to the impact of the decline in interest rates, partially offset by the impact of widening OAS levels on our non-agency mortgage-related securities. Net unrealized losses in AOCI on our available-for-sale securities decreased by $498 million and $1.5 billion during the three and six months ended June 30, 2011, respectively, primarily due to the impact of fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity, the impact of declining rates on our agency securities, and the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities, partially offset by the impact of widening of OAS levels on our non-agency mortgage-related securities. The changes in fair value of CMBS, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.

For a discussion of items that may impact our Investments segment net interest income over time, see “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

27	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$(1)	$(30)	$(33)	$70
Provision for credit losses	(462)	(2,886)	(2,646)	(5,170)
Non-interest income:
Management and guarantee income	1,026	848	2,037	1,718
Other non-interest income	171	208	352	419

Total non-interest income	1,197	1,056	2,389	2,137

Non-interest expense:
Administrative expenses	(232)	(228)	(425)	(443)
REO operations income (expense)	34	(35)	(138)	(292)
Other non-interest expense	(82)	(106)	(155)	(172)

Total non-interest expense	(280)	(369)	(718)	(907)

Segment adjustments(2)	(192)	(143)	(388)	(328)

Segment Earnings (loss) before income tax (expense) benefit	262	(2,372)	(1,396)	(4,198)
Income tax (expense) benefit	(21)	(14)	(38)	(8)

Segment Earnings (loss), net of taxes	241	(2,386)	(1,434)	(4,206)
Total other comprehensive income (loss), net of taxes	1	1	(22)	(3)

Comprehensive income (loss)	$242	$(2,385)	$(1,456)	$(4,209)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,706	$1,816	$1,723	$1,817
Issuance - Single-family credit guarantees(3)	$100	$62	$210	$158
Fixed-rate products - Percentage of purchases(4)	95%	90%	95%	93%
Liquidation rate — Single-family credit guarantees (annualized)(5)	32%	17%	31%	23%
Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees(6)	14.8	13.7	14.5	13.6
Amortization of delivery fees	9.3	5.0	9.1	5.3

Segment Earnings management and guarantee income	24.1	18.7	23.6	18.9

Credit:
Serious delinquency rate, at end of period	3.45%	3.50%	3.45%	3.50%
REO inventory, at end of period (number of properties)	53,271	60,599	53,271	60,599
Single-family credit losses, in bps (annualized)(7)	66.7	68.4	72.7	69.7
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$10,179	$10,383	$10,179	$10,383
30-year fixed mortgage rate(9)	3.7%	4.5%	3.7%	4.5%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING - Table 13.2 - Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING - Segment Earnings” in our 2011 Annual Report.
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Results for the 2012 periods include the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012.
(7)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(8)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated June 7, 2012. The outstanding amount for June 30, 2012 reflects the balance as of March 31, 2012.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $0.2 billion and $(1.4) billion for the three and six months ended June 30, 2012, respectively, compared to $(2.4) billion and $(4.2) billion for the three and six months ended June 30, 2011, respectively, primarily due to a decline in Segment Earnings provision for credit losses.

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the six months ended June 30, 2012 and 2011.

28	Freddie Mac

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Six Months Ended June 30, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$78	16.4	$(23)	4.3	$55
2011	368	25.9	(106)	7.5	262
2010	386	26.8	(178)	11.9	208
2009	382	27.7	(160)	11.6	222
2008	174	26.5	(161)	30.7	13
2007	165	19.6	(883)	117.7	(718)
2006	105	19.4	(525)	93.9	(420)
2005	121	19.7	(584)	91.8	(463)
2004 and prior	258	20.7	(164)	12.0	94

Total	$2,037	23.6	$(2,784)	32.2	$(747)

Administrative expenses					(425)
Net interest income (expense)					(33)
Other non-interest income and expenses, net					(229)

Segment Earnings (loss), net of taxes					$(1,434)

	Six Months Ended June 30, 2011
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2011	$91	17.6	$(16)	4.4	$75
2010	369	20.9	(117)	6.4	252
2009	322	17.8	(137)	7.4	185
2008	203	23.5	(445)	61.7	(242)
2007	196	18.8	(1,881)	196.5	(1,685)
2006	115	17.0	(1,566)	219.3	(1,451)
2005	128	16.5	(949)	116.2	(821)
2004 and prior	294	18.0	(351)	19.5	(57)

Total	$1,718	18.9	$(5,462)	60.2	$(3,744)

Administrative expenses					(443)
Net interest income (expense)					70
Other non-interest income and expenses, net					(89)

Segment Earnings (loss), net of taxes					$(4,206)

(1)	Includes amortization of delivery fees of $785 million and $476 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results. In the first quarter of 2012, we enhanced our method of allocating credit expenses by loan origination year. Prior period amounts have been revised to conform to the current period presentation.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees. Segment Earnings management and guarantee income and average rate for the six months ended June 30, 2012 include the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

As of June 30, 2012, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within these new guarantee issuances, will provide management and guarantee fee income (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. Nevertheless, various factors, such as continued high unemployment rates, further declines in home prices, or negative impacts of HARP loans (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations.

29	Freddie Mac

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

Our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years coupled with the high volume of refinancing of these loans that has occurred since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans from those years that remain in our portfolio and consequently reduced management and guarantee income associated with loans originated in 2005 through 2008 (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances for the foreseeable future. Consequently, we may report a net loss for the Single-family Guarantee segment for the full-year of 2012.

Segment Earnings management and guarantee income increased during the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, respectively, primarily due to an increase in amortization of delivery fees. This was driven by a higher volume of delivery fees in recent periods and a lower interest rate environment during the first half of 2012, which increased refinance activity.

Effective April 1, 2012, at the direction of FHFA, we increased the guarantee fee on single-family residential mortgages sold to Freddie Mac by 10 basis points under the Temporary Payroll Tax Cut Continuation Act of 2011. The proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by us. The receipt of these fees is recognized within Segment Earnings management and guarantee income, and the remittance of these fees to Treasury is reported in non-interest expense. We recognized $10 million of expense in the second quarter of 2012 (and a similar amount of income) associated with the legislated 10 basis point increase to single-family guarantee fees. While we expect these fees to become significant over time, the effect of the 10 basis point increase was not significant to the average rate of our aggregate Segment Earnings management and guarantee income in the second quarter of 2012. We will begin remitting the fees to Treasury on a quarterly basis in September 2012. As of June 30, 2012, there were approximately 432,000 loans totaling $88.3 billion in UPB in our single-family credit guarantee portfolio that are subject to the 10 basis point increase in guarantee fees associated with this legislation.

The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion and $1.7 trillion at June 30, 2012 and December 31, 2011, respectively. The annualized liquidation rate on our securitized single-family credit guarantees was approximately 32% and 31% for the three and six months ended June 30, 2012, respectively, and remained high in the second quarter of 2012 due to recent declines in interest rates and, to a lesser extent, the impact of the expanded HARP initiative, that resulted in significant refinancing activity. Refinance activity has also resulted in an increase in our guarantee issuances from $158 billion in the first half of 2011 to $210 billion in the first half of 2012. However, we expect the size of our Single-family Guarantee managed loan portfolio will continue to decline during 2012.

Refinance volumes remained high during the second quarter of 2012 due to continued historically low interest rates and HARP, and represented 81% and 84% of our single-family mortgage purchase volume during the three and six months ended June 30, 2012, respectively, compared to 70% and 79% of our single-family mortgage purchase volume during the three and six months ended June 30, 2011, respectively, based on UPB. Relief refinance mortgages comprised approximately 35% and 36% of our total refinance volume during the first half of 2012 and 2011, respectively. Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increase the probability of default. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 21% and 14% of our single-family purchase volume in the first half of 2012 and 2011, respectively, were relief refinance mortgages with LTV ratios above 80%. For more information about our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

30	Freddie Mac

The credit quality of the single-family loans we acquired beginning in 2009 (excluding relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 8% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012. Including HARP loans, mortgages originated after 2008 represent 57% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012, and their composition of that portfolio continues to grow. Relief refinance mortgages of all LTV ratios comprised approximately 14% and 11% of the UPB in our total single-family credit guarantee portfolio at June 30, 2012 and December 31, 2011, respectively.

Provision for credit losses for the Single-family Guarantee segment declined to $0.5 billion and $2.6 billion for the three and six months ended June 30, 2012, respectively, compared to $2.9 billion and $5.2 billion for the three and six months ended June 30, 2011, respectively. The decrease in the Segment Earnings provision for credit losses for the second quarter and first half of 2012 compared to the respective periods in 2011 primarily reflects improvements in the number of newly impaired loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008) and lower estimated future losses due to the positive impact of an increase in national home prices. While national home prices exhibited strong growth in the second quarter of 2012, our expectation is that national average home prices will remain weak (on an inflation-adjusted basis) over the near term before a long-term recovery in housing begins. As such, we adjusted our estimated loss severity rates in the second quarter of 2012 to align with our expectations for near term home prices. Our Segment Earnings provision for credit losses in the three and six months ended June 30, 2011 primarily reflected a decline in the rate at which delinquent loans transition into serious delinquency. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 73 basis points and 70 basis points for the six months ended June 30, 2012 and 2011, respectively. Charge-offs, net of recoveries, associated with single-family loans were $6.2 billion and $6.0 billion in the first half of 2012 and 2011, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.45% and 3.58% as of June 30, 2012 and December 31, 2011, respectively, and declined during the first half of 2012 primarily due to a high volume of foreclosure transfers and a slowdown in new serious delinquencies. Our serious delinquency rate remains high compared to the rates we experienced in years prior to 2009, due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. In addition, our serious delinquency rate was adversely affected by the decline in the size of our single-family credit guarantee portfolio in the first half of 2012 because this rate is calculated on a smaller number of loans at the end of the period.

REO operations (income) expense for the Single-family Guarantee segment was $(34) million for the second quarter of 2012, as compared to $35 million during the second quarter of 2011 and $138 million in the first half of 2012 compared to $292 million for the first half of 2011. The decline in the 2012 periods, compared to the same periods of 2011, was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory. We also experienced lower recoveries on REO properties of $85 million for the second quarter of 2012, as compared to $197 million during the second quarter of 2011 and $157 million in the first half of 2012 compared to $370 million for the first half of 2011. Lower recoveries were primarily due to lower REO property volume, reduced recoveries from mortgage insurers, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

Our REO inventory (measured in number of properties) declined 12% from December 31, 2011 to June 30, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. Although there was an improvement in REO disposition severity during the first half of 2012, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. We believe the volume of our single-family REO acquisitions during the first half of 2012 was less than it otherwise would have been due to: (a) the length of the foreclosure process, particularly in states that require a judicial foreclosure process; and (b) resource constraints on foreclosure activities for certain larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies.

31	Freddie Mac

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$330	$304	$648	$583
(Provision) benefit for credit losses	22	13	41	73
Non-interest income (loss):
Management and guarantee income	36	30	69	58
Net impairment of available-for-sale securities recognized in earnings	(19)	(182)	(35)	(317)
Gains (losses) on sale of mortgage loans	38	157	92	240
Gains (losses) on mortgage loans recorded at fair value	(56)	(31)	121	19
Other non-interest income (loss)	119	(13)	228	43

Total non-interest income (loss)	118	(39)	475	43

Non-interest expense:
Administrative expenses	(61)	(55)	(113)	(106)
REO operations income (expense)	(4)	8	(3)	8
Other non-interest expense	(83)	(28)	(98)	(41)

Total non-interest expense	(148)	(75)	(214)	(139)

Segment Earnings before income tax benefit (expense)	322	203	950	560
Income tax benefit (expense)	(4)	(3)	(8)	(1)

Segment Earnings, net of taxes	318	200	942	559
Total other comprehensive income (loss), net of taxes	(156)	405	744	1,347

Comprehensive income	$162	$605	$1,686	$1,906

Key metrics:
Balances and Volume:
Average balance of Multifamily loan portfolio	$81,238	$83,718	$82,184	$84,749
Average balance of Multifamily guarantee portfolio	$41,368	$29,014	$39,007	$27,163
Average balance of Multifamily investment securities portfolio	$55,761	$61,909	$56,895	$62,376
Multifamily new loan purchase and other guarantee commitment volume	$6,661	$4,513	$12,412	$7,561
Multifamily units financed from new volume activity	107,049	74,251	193,480	126,892
Multifamily Other Guarantee Transaction issuance	$5,309	$3,686	$8,448	$6,592
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.96%	0.83%	0.93%	0.79%
Average Management and guarantee fee rate, in bps (annualized)(2)	36.2	43.0	37.4	44.7
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.44%	0.70%	0.44%	0.70%
Non-credit-enhanced loans, at period end	0.19%	0.19%	0.19%	0.19%
Total delinquency rate, at period end(3)	0.27%	0.31%	0.27%	0.31%
Allowance for loan losses and reserve for guarantee losses, at period end	$496	$705	$496	$705
Allowance for loan losses and reserve for guarantee losses, in bps	40.4	62.8	40.4	62.8
Credit losses, in bps (annualized)(4)	3.8	7.6	1.9	5.9
REO inventory, at net carrying value	$94	$98	$94	$98
REO inventory, at period end (number of properties)	11	19	11	19

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(3)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk - Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(4)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

Segment Earnings for our Multifamily segment increased to $318 million and $942 million for the three and six months ended June 30, 2012, respectively, compared to $200 million and $559 million for the three and six months ended June 30, 2011, respectively. The improvement in the 2012 periods was primarily due to lower impairment associated with available-for-sale CMBS. In addition, we recognized higher gains on mortgage loans recorded at fair value in the first half of 2012 compared to the first half of 2011.

Comprehensive income for our Multifamily segment was $162 million and $1.7 billion for the three and six months ended June 30, 2012 respectively, consisting of: (a) Segment Earnings of $318 million and $942 million, respectively; and

32	Freddie Mac

(b) ($156) million and $744 million, respectively, of total other comprehensive income (loss), which was mainly attributable to adverse changes in fair value of available-for-sale CMBS during the second quarter of 2012 and favorable changes in fair value during the first half of 2012.

Our multifamily loan purchase and guarantee volume increased to $6.7 billion for the second quarter of 2012, compared to $4.5 billion for the second quarter of 2011. We expect an increase in our purchase and guarantee volumes for the full-year of 2012 when compared to 2011 levels since demand for multifamily financing remains strong as historically low interest rates are encouraging borrower interest. We completed Other Guarantee Transactions of $5.3 billion and $8.4 billion in UPB of multifamily loans in the three and six months ended June 30, 2012, respectively, as compared to $3.7 billion and $6.6 billion in the three and six months ended June 30, 2011, respectively. The UPB of the total multifamily portfolio increased slightly to $177.9 billion at June 30, 2012 from $176.7 billion at December 31, 2011. During the first half of 2012, increased issuances of new guarantees were partially offset by higher liquidations.

Segment Earnings net interest income increased by $65 million, or 11%, to $648 million, in the six months ended June 30, 2012 from $583 million in the six months ended June 30, 2011, primarily due to the cumulative effect of new business volumes since 2008, which have higher yields relative to allocated funding costs. Net interest yield was 93 and 79 basis points for the six months ended June 30, 2012 and 2011, respectively.

Segment Earnings non-interest income (loss) was $118 million and $(39) million for the three months ended June 30, 2012 and 2011, respectively, and was $475 million and $43 million in the six months ended June 30, 2012 and 2011, respectively. The improvement in the second quarter and first half of 2012, compared to the same 2011 periods was primarily driven by lower security impairments on CMBS. In addition, we recognized higher gains on mortgage loans recorded at fair value in the first half of 2012 compared to the first half of 2011. Higher gains on mortgage loan fair values in the first half of 2012 reflect favorable market spread movements and higher amounts of loans held for subsequent securitization as compared to the first half of 2011. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates.

Our Multifamily Segment Earnings management and guarantee income increased 19% in the first half of 2012 compared to the first half of 2011, reflecting the effect of an increased volume of Other Guarantee Transactions in recent periods. The average management and guarantee fee rate on our guarantee portfolio declined to 37.4 basis points for the first half of 2012 from 44.7 basis points for the first half of 2011, reflecting the effect of an increased volume of Other Guarantee Transactions, which have lower credit risk associated with our guarantee (and thus we receive a lower rate) relative to other issued guarantees because these transactions contain significant levels of credit enhancement through subordination.

Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 3.8 and 7.6 basis points in the second quarters of 2012 and 2011, respectively. Our Multifamily segment recognized a benefit for credit losses of $22 million and $41 million in the three and six months ended June 30, 2012, respectively, compared to a benefit for credit losses of $13 million and $73 million in the three and six months ended June 30, 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $496 million and $545 million as of June 30, 2012 and December 31, 2011, respectively. The decline in our loan loss reserves in the first half of 2012 was primarily driven by an increase in property values underlying individually impaired loans.

As a result of the positive multifamily market fundamentals and our prudent underwriting standards and practices, the credit quality of the multifamily mortgage portfolio remains strong. Our portfolio performance continued to experience minimal credit losses due to low foreclosure activity and an increase in net operating income of multifamily properties in most regional areas. The delinquency rate for loans in the multifamily mortgage portfolio was 0.27% and 0.22%, as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, approximately half of the multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans. We expect our multifamily delinquency rate to remain relatively low during the remainder of 2012. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates and credit enhancements on multifamily loans. For further information on delinquencies, including geographical and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

33	Freddie Mac

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which are comprised primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at June 30, 2012. These short-term assets related to our consolidated VIEs increased by $0.5 billion from December 31, 2011 to June 30, 2012, primarily due to an increase in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $19.2 billion and $28.4 billion of cash and cash equivalents, no federal funds sold, and $20.6 billion and $12.0 billion of securities purchased under agreements to resell at June 30, 2012 and December 31, 2011, respectively. The slight aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. In addition, excluding amounts related to our consolidated VIEs, we held on average $20.5 billion and $24.1 billion of cash and cash equivalents and $21.5 billion and $23.0 billion of federal funds sold and securities purchased under agreements to resell during the three and six months ended June 30, 2012, respectively.

For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”

Investments in Securities

The table below provides detail regarding our investments in securities as of June 30, 2012 and December 31, 2011. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions as of June 30, 2012 and December 31, 2011. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

34	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	June 30, 2012	December 31, 2011
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$73,224	$81,092
Subprime	25,778	27,999
CMBS	52,982	55,663
Option ARM	5,428	5,865
Alt-A and other	10,733	10,879
Fannie Mae	17,689	20,322
Obligations of states and political subdivisions	7,308	7,824
Manufactured housing	726	766
Ginnie Mae	230	249

Total available-for-sale mortgage-related securities	194,098	210,659

Total investments in available-for-sale securities	194,098	210,659

Trading:
Mortgage-related securities:
Freddie Mac(1)	13,600	16,047
Fannie Mae	12,546	15,165
Ginnie Mae	147	156
Other	178	164

Total trading mortgage-related securities	26,471	31,532

Non-mortgage-related securities:
Asset-backed securities	526	302
Treasury bills	900	100
Treasury notes	18,140	24,712
FDIC-guaranteed corporate medium-term notes	1,399	2,184

Total trading non-mortgage-related securities	20,965	27,298

Total investments in trading securities	47,436	58,830

Total investments in securities	$241,534	$269,489

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities classified as trading of $21.0 billion and $27.3 billion as of June 30, 2012 and December 31, 2011, respectively. While balances of these securities may fluctuate from period to period, we continue to meet required liquidity and contingency levels.

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

35	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2012			December 31, 2011
	Fixed Rate	Variable Rate (1)	Total	Fixed Rate	Variable Rate (1)	Total
	(in millions)
Freddie Mac mortgage-related securities: (2)
Single-family	$63,110	$10,883	$73,993	$72,795	$9,753	$82,548
Multifamily	943	1,690	2,633	1,216	1,792	3,008

Total Freddie Mac mortgage-related securities	64,053	12,573	76,626	74,011	11,545	85,556

Non-Freddie Mac mortgage-related securities:
Agency securities: (3)
Fannie Mae:
Single-family	13,517	14,105	27,622	16,543	15,998	32,541
Multifamily	37	67	104	52	76	128
Ginnie Mae:
Single-family	231	97	328	253	104	357
Multifamily	15	—	15	16	—	16

Total Non-Freddie Mac agency securities	13,800	14,269	28,069	16,864	16,178	33,042

Non-agency mortgage-related securities:
Single-family: (4)
Subprime	327	46,336	46,663	336	48,696	49,032
Option ARM	—	12,958	12,958	—	13,949	13,949
Alt-A and other	1,959	13,849	15,808	2,128	14,662	16,790
CMBS	18,519	32,087	50,606	19,735	34,375	54,110
Obligations of states and political subdivisions (5)	7,142	21	7,163	7,771	22	7,793
Manufactured housing	777	132	909	831	129	960

Total non-agency mortgage-related securities (6)	28,724	105,383	134,107	30,801	111,833	142,634

Total UPB of mortgage-related securities	$106,577	$132,225	238,802	$121,676	$139,556	261,232

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(12,664)			(12,363)
Net unrealized (losses) on mortgage-related securities, pre-tax			(5,569)			(6,678)

Total carrying value of mortgage-related securities			$220,569			$242,191

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 36% and 37% of these securities held at June 30, 2012 and December 31, 2011, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% of total non-agency mortgage-related securities held at both June 30, 2012 and December 31, 2011 were AAA-rated as of those dates, based on the UPB and the lowest rating available.

36	Freddie Mac

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

Table 18 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2012		December 31, 2011
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$20,583	$22,346	$24,283	$26,193
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	2,371	—	2,863
Principal-only securities(3)	2,965	2,815	3,569	3,344
Inverse floating-rate securities(4)	4,005	5,675	4,839	6,826
Other Structured Securities	77,142	84,229	85,907	93,805

Total agency securities	104,695	117,436	118,598	133,031
Non-agency securities(5)	134,107	103,133	142,634	109,160

Total mortgage-related securities	$238,802	$220,569	$261,232	$242,191

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes fair values of $3 million and $2 million of interest-only securities at June 30, 2012 and December 31, 2011, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $261.2 billion at December 31, 2011 to $238.8 billion at June 30, 2012, while the fair value of these investments decreased from $242.2 billion at December 31, 2011 to $220.6 billion at June 30, 2012. The reduction in UPB resulted from our purchase activity remaining less than liquidations, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for the three and six months ended June 30, 2012 and 2011. The purchase activity includes single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

37	Freddie Mac

Table 19 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$—	$56	$5	$72
Non-agency mortgage-related securities purchased for Other Guarantee Transactions	5,309	3,633	8,433	6,512

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	5,309	3,689	8,438	6,584

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	2,181	—	3,200
Variable-rate	—	60	50	228

Total agency securities	—	2,241	50	3,428

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	10	14	10	14
Variable-rate	25	46	35	46

Total non-agency mortgage-related securities	35	60	45	60

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	35	2,301	95	3,488

Total non-Freddie Mac mortgage-related securities purchased	$5,344	$5,990	$8,533	$10,072

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$9,001	$24,304	$12,466	$60,983
Variable-rate	3,003	462	3,135	3,004
Multifamily:
Fixed-rate	39	26	39	51
Variable-rate	—	65	—	65

Total Freddie Mac mortgage-related securities purchased	$12,043	$24,857	$15,640	$64,103

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled

During the three and six months ended June 30, 2012, we reduced our participation in dollar roll transactions, which were primarily used to support the market and pricing of our PCs, as compared to the three and six months ended June 30, 2011. Our purchases during the three and six months ended June 30, 2011 reflected in “Table 19 — Mortgage-Related Securities Purchase Activity” are attributed primarily to dollar roll transactions. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business” in our 2011 Annual Report.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At June 30, 2012, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $18.7 billion, compared to $20.1 billion at December 31, 2011. The decrease was primarily due to fair value gains related to: (a) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity; and (b) the impact of declining rates, partially offset by the impact of widening OAS levels on our single-family non-agency mortgage-related securities. We believe the unrealized losses related to these securities at June 30, 2012 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. Since the first quarter of 2008, we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. The two tables below present information about our holdings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM and Alt-A loans.

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics (1)

	As of
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(dollars in millions)
UPB:
Subprime first lien (2)	$46,306	$47,478	$48,644	$49,794	$51,070
Option ARM	12,958	13,508	13,949	14,351	14,778
Alt-A (3)	13,471	13,885	14,260	14,643	15,059
Gross unrealized losses, pre-tax: (4)
Subprime first lien (2)	$12,810	$12,661	$13,401	$14,132	$13,764
Option ARM	2,997	2,909	3,169	3,216	3,099
Alt-A (3)	2,082	2,094	2,612	2,468	2,171
Present value of expected future credit losses: (5)
Subprime first lien (2)	$6,571	$7,325	$6,746	$5,414	$6,487
Option ARM	3,296	3,908	4,251	4,434	4,767
Alt-A (3)	1,956	2,237	2,235	2,204	2,310
Collateral delinquency rate: (6)
Subprime first lien (2)	40%	42%	42%	42%	42%
Option ARM	42	43	44	44	44
Alt-A (3)	24	25	25	25	26
Average credit enhancement: (7)
Subprime first lien (2)	19%	20%	21%	22%	23%
Option ARM	5	6	7	8	10
Alt-A (3)	5	6	7	7	8
Cumulative collateral loss: (8)
Subprime first lien (2)	24%	23%	22%	21%	20%
Option ARM	19	18	17	16	15
Alt-A (3)	9	9	8	8	7

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of the present value of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate implicit in the security’s contractual yield based on the initial acquisition cost. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.

39	Freddie Mac

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our non-agency mortgage-related securities decreased to $12.8 billion at June 30, 2012 from $14.2 billion at March 31, 2012. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily due to: (a) the impact of declining forward interest rates resulting in a benefit from expected structural credit enhancements; and (b) improvements in forecasted home prices over the expected life of the securities. These factors were partially offset by an increase in expected loss severities resulting from lengthy foreclosure timelines.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three and six months ended June 30, 2012, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk  — Bond Insurers.”

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans (1)

	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(in millions)
Principal repayments and cash shortfalls: (2)
Subprime:
Principal repayments	$1,180	$1,175	$1,159	$1,287	$1,341
Principal cash shortfalls	7	6	7	6	10
Option ARM:
Principal repayments	$300	$272	$298	$318	$331
Principal cash shortfalls	234	169	103	109	123
Alt-A and other:
Principal repayments	$405	$374	$385	$425	$464
Principal cash shortfalls	106	97	80	81	84

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $2.1 billion on impaired non-agency mortgage-related securities, of which $339 million and $614 million related to the three and six months ended June 30, 2012, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings.

40	Freddie Mac

Table 22 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
	(in millions)
Subprime:(1)
2006 & 2007	$51	$433	$472	$29	$67
Other years	7	8	8	2	3

Total subprime	58	441	480	31	70

Option ARM:
2006 & 2007	18	32	40	15	43
Other years	—	16	19	4	22

Total option ARM	18	48	59	19	65

Alt-A:
2006 & 2007	—	16	22	29	16
Other years	1	36	21	10	15

Total Alt-A	1	52	43	39	31

Other loans	1	5	3	41	1

Total subprime, option ARM, Alt-A and other loans	78	546	585	130	167
CMBS	19	16	8	27	183
Manufactured housing	1	2	2	4	2

Total available-for-sale mortgage-related securities	$98	$564	$595	$161	$352

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $98 million and $662 million during the three and six months ended June 30, 2012, respectively, compared to $352 million and $1.5 billion during the three and six months ended June 30, 2011, respectively. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual securities increased during the period. These impairments include $78 million and $624 million related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and six months ended June 30, 2012, respectively, compared to $167 million and $1.2 billion during the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2011, we recognized the unrealized fair value losses of $154 million related to three investments in CMBS as a net impairment of available-for-sale securities recognized in earnings because we had the intent to sell these securities prior to the recovery of the unrealized losses. We did not recognize any net impairment of available-for-sale securities in earnings during the three months ended June 30, 2012 as a result of an intent to sell available-for-sale securities prior to the recovery of the unrealized losses. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at June 30, 2012. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2012 and have recorded these unrealized losses in AOCI.

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

41	Freddie Mac

investments. This uncertainty contributed to the impairments recognized in earnings during the three and six months ended June 30, 2012 and 2011. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support expected to be available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Impacts related to changes in interest rates may also affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. The lengthening of the foreclosure timelines that has occurred in recent years can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the extent of the housing and economic downturn, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the internal models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2011 Annual Report. For more information on how the lengthening of foreclosure timelines could adversely affect the values of, and the losses on, the non-agency mortgage-related securities we hold, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report.

For information regarding our efforts to mitigate losses on our investments in non-agency mortgage-related securities, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk.”

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at June 30, 2012 based on their ratings as of June 30, 2012, as well as those held at December 31, 2011 based on their ratings as of December 31, 2011 using the lowest rating available for each security.

42	Freddie Mac

Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of June 30, 2012	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage (1)
	(dollars in millions)
Subprime loans:
AAA-rated	$401	1%	$401	$(47)	$18
Other investment grade	2,289	5	2,289	(280)	376
Below investment grade (2)	43,973	94	35,842	(12,488)	1,559

Total	$46,663	100%	$38,532	$(12,815)	$1,953

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	49	—	49	(4)	49
Below investment grade (2)	12,909	100	8,371	(2,993)	16

Total	$12,958	100%	$8,420	$(2,997)	$65

Alt-A and other loans:
AAA-rated	$73	—%	$74	$(4)	$6
Other investment grade	2,181	14	2,197	(271)	282
Below investment grade (2)	13,554	86	10,582	(1,954)	1,996

Total	$15,808	100%	$12,853	$(2,229)	$2,284

CMBS:
AAA-rated	$24,846	49%	$24,882	$(9)	$42
Other investment grade	22,876	45	22,826	(156)	1,582
Below investment grade (2)	2,884	6	2,781	(375)	1,692

Total	$50,606	100%	$50,489	$(540)	$3,316

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$25,320	20%	$25,357	$(60)	$66
Other investment grade	27,395	22	27,361	(711)	2,289
Below investment grade (2)	73,320	58	57,576	(17,810)	5,263

Total	$126,035	100%	$110,294	$(18,581)	$7,618

Total investments in mortgage-related securities	$238,802
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	53%

Credit Ratings as of December 31, 2011
Subprime loans:
AAA-rated	$1,000	2%	$1,000	$(115)	$23
Other investment grade	2,643	5	2,643	(399)	383
Below investment grade (2)	45,389	93	37,704	(12,894)	1,641

Total	$49,032	100%	$41,347	$(13,408)	$2,047

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	76	1	76	(8)	76
Below investment grade (2)	13,873	99	8,943	(3,161)	39

Total	$13,949	100%	$9,019	$(3,169)	$115

Alt-A and other loans:
AAA-rated	$350	2%	$348	$(20)	$6
Other investment grade	2,237	13	2,260	(371)	310
Below investment grade (2)	14,203	85	11,053	(2,421)	2,139

Total	$16,790	100%	$13,661	$(2,812)	$2,455

CMBS:
AAA-rated	$25,499	47%	$25,540	$(22)	$42
Other investment grade	25,421	47	25,394	(346)	1,585
Below investment grade (2)	3,190	6	2,851	(180)	1,697

Total	$54,110	100%	$53,785	$(548)	$3,324

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,849	20%	$26,888	$(157)	$71
Other investment grade	30,377	23	30,373	(1,124)	2,354
Below investment grade (2)	76,655	57	60,551	(18,656)	5,516

Total	$133,881	100%	$117,812	$(19,937)	$7,941

Total investments in mortgage-related securities	$261,232
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

43	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets declined to $1.76 trillion as of June 30, 2012, from $1.82 trillion as of December 31, 2011. This decline reflects that the amount of single-family loan liquidations has exceeded new loan purchase and guarantee activity, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and our competitive position compared to other market participants.

The UPB of unsecuritized single-family mortgage loans declined by $19.2 billion to $152.5 billion at June 30, 2012, from $171.7 billion at December 31, 2011, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitizations of loans through our PC cash auction process.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $67.2 billion, or 4.0%, of these loans as of June 30, 2012 were seriously delinquent, as compared to $72.4 billion, or 4.2%, as of December 31, 2011. This decline was primarily due to modifications, foreclosure transfers, and short sale activity. The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $79.6 billion at June 30, 2012 and $82.3 billion at December 31, 2011. Our multifamily loan activity during the six months ended June 30, 2012 primarily consisted of purchases of loans intended for securitization and subsequent sale through Other Guarantee Transactions. To pursue our primary multifamily business strategy, we expect to continue to purchase and then securitize multifamily loans, which provides liquidity for the multifamily market, supports affordability for multifamily rental housing, and helps us manage our credit risks.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $35.8 billion and $39.5 billion at June 30, 2012 and December 31, 2011, respectively, including $35.3 billion and $38.9 billion, respectively, related to single-family loans. At June 30, 2012 and December 31, 2011, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.9% and 2.1%, respectively, and as a percentage of the UPB associated with our non-performing loans were 29.5% and 32.0%, respectively. Our loan loss reserves declined during the first half of 2012 primarily due to continued high levels of charge-offs during the period combined with lower aggregate delinquent loan balances within our single-family guarantee portfolio at June 30, 2012 than at December 31, 2011. During the first half of 2012 we experienced improvements in both single-family borrower payment performance and in current LTV ratios for single-family loans. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

The table below summarizes our mortgage purchase and other guarantee commitment issuances. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

44	Freddie Mac

Table 24 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances (1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$55,827	59%	$40,345	60%	$117,674	57%	$103,243	61%
20-year amortizing fixed-rate	6,260	7	3,315	5	14,670	7	10,030	6
15-year amortizing fixed-rate	22,162	23	13,001	19	51,736	25	35,111	21
Adjustable-rate (2)	4,312	4	6,125	9	9,464	5	11,866	7
FHA/VA and other governmental	89	<1	117	<1	179	<1	204	<1

Total single-family (3)	88,650	93	62,903	93	193,723	94	160,454	95

Multifamily	6,661	7	4,512	7	12,412	6	7,561	5

Total mortgage loan purchases and other guarantee commitment issuances (4)	$95,311	100%	$67,415	100%	$206,135	100%	$168,015	100%

Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements (5)	11%		9%		10%		8%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the six months ended June 30, 2012 or 2011.
(3)	Includes $14.4 billion and $13.3 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the six month ended June 30, 2012 and 2011, respectively.
(4)	Includes issuances of other guarantee commitments on single-family loans of $4.1 billion and $2.5 billion and issuances of other guarantee commitments on multifamily loans of $1.6 billion and $0.4 billion during the six months ended June 30, 2012 and 2011, respectively.
(5)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

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

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of June 30, 2012. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

45	Freddie Mac

Table 25 — Derivative Fair Values and Maturities

	June 30, 2012
			Fair Value (1)
	Notional or Contractual Amount (2)	Total Fair Value (3)	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$249,498	$13,480	$115	$833	$3,813	$8,719
Weighted average fixed rate (4)			2.09%	1.02%	1.99%	2.84%
Forward-starting swaps (5)	10,930	1,347	—	—	—	1,347
Weighted average fixed rate (4)			—%	—%	—%	3.79%

Total receive-fixed	260,428	14,827	115	833	3,813	10,066

Basis (floating to floating)	2,350	4	(1)	—	5	—
Pay-fixed:
Swaps	275,951	(32,685)	(29)	(2,584)	(5,366)	(24,706)
Weighted average fixed rate (4)			0.85%	2.92%	2.86%	3.68%
Forward-starting swaps (5)	16,709	(2,041)	—	—	—	(2,041)
Weighted average fixed rate (4)			—%	—%	—%	3.35%

Total pay-fixed	292,660	(34,726)	(29)	(2,584)	(5,366)	(26,747)

Total interest-rate swaps	555,438	(19,895)	85	(1,751)	(1,548)	(16,681)

Option-based:
Call swaptions
Purchased	48,500	9,616	2,579	4,182	260	2,595
Written	6,195	(789)	—	(789)	—	—
Put swaptions
Purchased	45,050	334	1	29	48	256
Written	250	(1)	(1)	—	—	—
Other option-based derivatives (6)	33,492	2,399	—	—	—	2,399

Total option-based	133,487	11,559	2,579	3,422	308	5,250

Futures	39,938	(6)	(6)	—	—	—
Foreign-currency swaps	1,123	28	27	1	—	—
Commitments	13,032	35	35	—	—	—
Swap guarantee derivatives	3,622	(36)	—	(1)	(1)	(34)

Subtotal	746,640	(8,315)	$2,720	$1,671	$(1,241)	$(11,465)

Credit derivatives	9,272	(3)

Subtotal	755,912	(8,318)
Derivative interest receivable (payable), net		(900)
Trade/settle receivable (payable), net		—
Derivative cash collateral (held) posted, net		9,050

Total	$755,912	$(168)

(1)	Fair value is categorized based on the period from June 30, 2012 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of June 30, 2012.
(6)	Primarily includes purchased interest-rate caps and floors.

At June 30, 2012, the net fair value of our total derivative portfolio was $(168) million, as compared to $(317) million at December 31, 2011. The increase in the net fair value of derivatives reflects a change in the mix of our derivatives whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities. See “NOTE 10: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at June 30, 2012 and December 31, 2011, as well as derivative collateral posted and held.

46	Freddie Mac

The table below summarizes the changes in derivative fair values.

Table 26 — Changes in Derivative Fair Values

	Six Months Ended June 30,
	2012(1)	2011(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(8,662)	$(6,560)
Net change in:
Commitments	91	75
Credit derivatives	1	(9)
Swap guarantee derivatives	1	—
Other derivatives:(3)
Changes in fair value	(75)	(1,213)
Fair value of new contracts entered into during the period(4)	—	576
Contracts realized or otherwise settled during the period	326	89

Ending balance, at June 30 — Net asset (liability)	$(8,318)	$(7,042)

(1)	Refer to “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of June 30, 2012.
(2)	At June 30, 2011, fair value in this table excludes derivative interest receivable or (payable), net of $(1.3) billion, trade/settle receivable or (payable), net of $6 million, and derivative cash collateral posted, net of $8.2 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee. The balance of our REO, net, declined to $4.8 billion at June 30, 2012 from $5.7 billion at December 31, 2011. We believe the volume of our single-family REO acquisitions in the first half of 2012 was less than it otherwise would have been due to the lengthening of the foreclosure timeline, particularly in states that require a judicial foreclosure process and, in part, to resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. The lower acquisition rate, coupled with high disposition levels, led to a lower REO property inventory level at June 30, 2012 compared to December 31, 2011. We expect that the length of the foreclosure timeline will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting increase in the market’s inventory of homes for sale could have a negative impact on home prices. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

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

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets increased to $10.9 billion as of June 30, 2012 from $10.5 billion as of December 31, 2011 primarily due to an increase in servicer receivables resulting from an increase in the proceeds of mortgage loans paid off by borrowers at the end of the quarter that had not yet been remitted to us. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

47	Freddie Mac

Total Debt, Net

PCs and Other Guarantee Transactions issued by our consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Debt securities of consolidated trusts held by third parties represent our liability to third parties that hold beneficial interests in our consolidated trusts. The debt securities of our consolidated trusts may be prepaid as the loans that collateralize the debt may prepay without penalty at any time.

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES” for information about our other debt.

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

Table 27 — Freddie Mac Mortgage-Related Securities (1)

	June 30, 2012			December 31, 2011
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,077,467	$—	$1,077,467	$1,123,105	$—	$1,123,105
20-year amortizing fixed-rate	73,826	—	73,826	68,584	—	68,584
15-year amortizing fixed-rate	264,501	—	264,501	252,563	—	252,563
Adjustable-rate (2)	70,394	—	70,394	69,402	—	69,402
Interest-only (3)	50,321	—	50,321	59,007	—	59,007
FHA/VA and other governmental	3,147	—	3,147	3,267	—	3,267

Total single-family	1,539,656	—	1,539,656	1,575,928	—	1,575,928

Multifamily	—	4,334	4,334	—	4,496	4,496

Total single-family and multifamily	1,539,656	4,334	1,543,990	1,575,928	4,496	1,580,424

Other Guarantee Transactions:
HFA bonds: (4)
Single-family	—	5,579	5,579	—	6,118	6,118
Multifamily	—	911	911	—	966	966

Total HFA bonds	—	6,490	6,490	—	7,084	7,084
Other:
Single-family (5)	11,595	3,641	15,236	12,877	3,838	16,715
Multifamily	—	27,976	27,976	—	19,682	19,682

Total Other Guarantee Transactions	11,595	31,617	43,212	12,877	23,520	36,397

REMICs and Other Structured Securities backed by Ginnie Mae Certificates (6)	—	709	709	—	779	779

Total Freddie Mac Mortgage-Related Securities	$1,551,251	$43,150	$1,594,401	$1,588,805	$35,879	$1,624,684

Less: Repurchased Freddie Mac Mortgage-Related Securities (7)	(108,028)			(136,329)

Total UPB of debt securities of consolidated trusts held by third parties	$1,443,223			$1,452,476

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.
(2)	Includes $1.1 billion and $1.2 billion in UPB of option ARM mortgage loans as of June 30, 2012 and December 31, 2011, respectively. See endnote (5) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of bonds we acquired and resecuritized under the NIBP.
(5)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $6.8 billion and $7.3 billion in UPB of securities backed by option ARM mortgage loans at June 30, 2012 and December 31, 2011, respectively.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 92% at both June 30, 2012 and December 31, 2011. Freddie Mac single-family mortgage-related securities that we issued during the first half of 2012 were backed by a

48	Freddie Mac

significant proportion of refinance mortgages. During the first half of 2012, the outstanding UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 2.4%, as the volume of our new issuances was less than the volume of liquidations of these securities. The outstanding UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $28.0 billion as of June 30, 2012 from $19.7 billion as of December 31, 2011, due to multifamily loan securitization activity.

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,459,365	$1,497,849	$1,452,476	$1,517,001
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	63,985	36,517	128,026	98,308
20-year amortizing fixed-rate	6,692	3,147	15,087	9,390
15-year amortizing fixed-rate	22,928	15,648	53,600	35,514
Adjustable-rate	4,437	6,216	9,585	11,862
Interest-only	—	—	—	152
FHA/VA	—	—	—	160
Debt securities of consolidated trusts retained by us at issuance	(8,536)	(313)	(11,441)	(6,658)

Net issuances of debt securities of consolidated trusts	89,506	61,215	194,857	148,728
Reissuances of debt securities of consolidated trusts previously held by us (2)	11,010	11,977	22,652	36,553

Total issuances to third parties of debt securities of consolidated trusts	100,516	73,192	217,509	185,281
Extinguishments, net (3)	(116,658)	(86,625)	(226,762)	(217,866)

Ending balance of debt securities of consolidated trusts held by third parties	$1,443,223	$1,484,416	$1,443,223	$1,484,416

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of June 30, 2012 and 2011.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $6.2 billion as of June 30, 2012 from $6.0 billion as of December 31, 2011 primarily due to an increase in: (a) accrued estimated losses on unsettled foreclosure alternative transactions at quarter end primarily related to an increase in short sales activity; and (b) real estate services payable relating to estimated taxes and insurance on REO properties held in inventory at quarter end. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

49	Freddie Mac

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 29 — Changes in Total Equity (Deficit)

	Three Months Ended					Six Months Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011	6/30/2012
	(in millions)
Beginning balance	$(18)	$(146)	$(5,991)	$(1,478)	$1,237	$(146)
Net income (loss)	3,020	577	619	(4,422)	(2,139)	3,597
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(238)	1,147	701	(80)	903	909
Changes in unrealized gains (losses) related to cash flow hedge relationships	107	111	118	124	135	218
Changes in defined benefit plans	3	(46)	68	2	1	(43)

Comprehensive income (loss)	2,892	1,789	1,506	(4,376)	(1,100)	4,681
Capital draw funded by Treasury	19	146	5,992	1,479	—	165
Senior preferred stock dividends declared	(1,809)	(1,807)	(1,655)	(1,618)	(1,617)	(3,616)
Other	2	—	2	2	2	2

Total equity (deficit)/Net worth	$1,086	$(18)	$(146)	$(5,991)	$(1,478)	$1,086

Aggregate draws under the Purchase Agreement (as of period end) (1)	$71,336	$71,317	$71,171	$65,179	$63,700	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$20,137	$18,328	$16,521	$14,866	$13,248	$20,137
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	28%	26%	23%	23%	21%	28%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

FHFA, as Conservator, requested a $19 million draw on our behalf from Treasury under the Purchase Agreement to eliminate our quarterly equity deficit at March 31, 2012. At June 30, 2012, our assets exceeded our liabilities under GAAP; therefore there is no need for a draw from Treasury under the Purchase Agreement. In addition, we paid cash dividends to Treasury of $3.6 billion during the six months ended June 30, 2012.

Net unrealized losses on our available-for-sale securities in AOCI decreased by $0.9 billion during the six months ended June 30, 2012. The decrease was primarily due to fair value gains related to: (a) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity; and (b) the impact of declining rates, partially offset by the impact of widening OAS levels on our single-family non-agency mortgage-related securities. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $218 million during the six months ended June 30 2012, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

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

Institutional Credit Risk

Our exposure to single-family mortgage seller/servicers remained high during the first half of 2012 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold

50	Freddie Mac

to us. We rely on our single-family seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. The financial condition of the mortgage insurance industry remained weak during the first half of 2012, and the substantial majority of our mortgage insurance exposure is concentrated with four counterparties, certain of which are under significant financial stress. In addition, our exposure to derivatives counterparties remains highly concentrated as compared to historical levels. On June 21, 2012, Moody’s downgraded the credit ratings of several banks with whom we have had derivative counterparty relationships. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

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

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by these financial institutions or control persons thereof. Ally Financial Inc. is one of the financial institutions. Many of the Ally entities that are defendants in the Ally lawsuit (with respect to the securities owned by Freddie Mac) filed for bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. This creates additional uncertainty as to the likelihood, timing, and nature of potential recoveries from the Ally lawsuit.

See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2011 Annual Report and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for information about efforts to mitigate our losses on our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the three and six months ended June 30, 2012 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 77% of our single-family purchase volume during the first half of 2012. Wells Fargo Bank, N.A., U.S. Bank, N.A., and JPMorgan Chase Bank, N.A. accounted for 28%, 12%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the first half of 2012. In recent periods, certain large seller/servicers curtailed their lending activities, which may impact the concentration of our purchase volume in the remainder of 2012.

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

51	Freddie Mac

remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan, after consideration of other recoveries, if any. As part of our expansion of HARP, we have agreed not to require lenders to provide us with certain representations and warranties that they would ordinarily be required to commit to in selling loans to us. As a result, we may face greater exposure to credit and other losses on these HARP loans. FHFA recently stated that, under its oversight, we and Fannie Mae are developing new, consistent requirements for the representations and warranties made by lenders with respect to single-family loans sold to us and Fannie Mae. These requirements are designed to give lenders greater certainty in the future that a loan that performs successfully for a period of time will not later be subject to repurchase except for very limited reasons. FHFA stated that it anticipates the new requirements will be issued by September 2012. For more information, see “Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Home Affordable Refinance Program and Relief Refinance Mortgage Initiative.”

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. In recent periods, some of our seller/servicers have failed to fully perform their repurchase obligations in a timely manner, and to a lesser extent, certain others have failed to perform their obligations due to their weakened financial capacity. The table below provides a summary of our repurchase request activity for the six months ended June 30, 2012 and 2011.

Table 30 — Repurchase Request Activity(1)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Beginning balance, December 31,	$2,716	$3,807
New requests issued	4,906	5,368
Requests collected(2)	(2,030)	(2,540)
Requests cancelled(3)	(2,650)	(3,482)
Other(4)	(28)	(34)

Ending balance, June 30,	$2,914	$3,119

(1)	Beginning and ending balances represent the UPB of the loans associated with the repurchase requests. New requests issued and requests cancelled represent the UPB of the loans subject to the request, while requests collected represent the amount of cash payment received.
(2)	Requests collected include payments received upon fulfillment of the repurchase request, reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated settlements, and other alternative remedies.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

As shown in the table above, the UPB of loans subject to open repurchase requests increased to approximately $2.9 billion as of June 30, 2012 from $2.7 billion as of December 31, 2011 because the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 40% and 39% of the repurchase requests outstanding at June 30, 2012 and December 31, 2011, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of June 30, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.4 billion, and approximately 57% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at June 30, 2012 and December 31, 2011, approximately $1.2 billion at both dates were issued due to mortgage insurance rescission or mortgage insurance claim denial. Our actual credit losses will be higher should the mortgage insurance coverage not be reinstated or we fail to collect on these repurchase requests.

52	Freddie Mac

During 2010 and 2009, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As of June 30, 2012, loans totaling $143.4 billion in UPB, representing 8.5% of our single-family credit guarantee portfolio, were subject to such negotiated agreements. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that it had “suspended certain future repurchase agreements with seller/servicers concerning their repurchase obligations pending the outcome” of a review by Freddie Mac of its loan sampling methodology. Since the issuance of this memorandum, FHFA conducted their review of our evaluation process and provided us with guidelines for future repurchase-related agreements, under which larger agreements will generally need to be reviewed and approved by FHFA. We did not enter into any agreements with seller/servicers concerning release of their repurchase obligations during 2011 or the first half of 2012 (in the ordinary course of business, however, we sometimes rescind certain repurchase requests through the contractual appeals process).

During the first half of 2012, we revised our loan sampling methodology. Our new methodology expands the coverage of our loan reviews as compared to our prior sampling methodology and may result in higher levels of repurchase requests. We expect that changes in our loan sampling methodology will additionally increase our repurchase request volumes with our seller/servicers.

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

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

A significant portion of our single-family mortgage loans is serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A., serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans as of June 30, 2012, and together serviced approximately 49% of our single-family mortgage loans. Because we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. We significantly revised our monitoring program for servicer performance during 2011. In March 2012, we announced changes to our monitoring program in order to provide for the assessment of certain fees to compensate us for deficiencies in servicer performance. Certain of these fees went into effect on June 1, 2012, and the remaining fees are scheduled to go into effect on September 1, 2012.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of June 30, 2012. In March 2010, we entered into an agreement with GMAC, under which GMAC made a one-time

53	Freddie Mac

payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. We continued to purchase loans from GMAC after January 1, 2009; Ally Bank (a subsidiary of Ally Financial Inc.) is liable for breaches of representations and warranties with respect to these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about the GMAC bankruptcy. For more information on the March 2010 agreement with GMAC, see “MD&A — RISK MANAGEMENT — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” in our 2011 Annual Report.

Multifamily Mortgage Seller/Servicers

A significant portion of our multifamily mortgage loans is serviced by several large multifamily servicers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily mortgage servicers and our multifamily sellers, or customers. As of June 30, 2012, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, and together serviced approximately 41% of our multifamily mortgage portfolio. We acquire a significant portion of our multifamily purchase volume from several large sellers. For the six months ended June 30, 2012, our top three multifamily sellers, CBRE Capital Markets, Inc., subsidiaries of Merrill Lynch & Co, Inc. (a wholly-owned subsidiary of Bank of America N.A.), and Wells Fargo Bank, N.A., accounted for 21%, 11%, and 10%, respectively, of our multifamily purchase volume. Our top 10 multifamily sellers represented an aggregate of approximately 83% of our multifamily purchase volume for the six months ended June 30, 2012.

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

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we hold on our consolidated balance sheets as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments. We also evaluate the collectability of outstanding receivables from these counterparties related to outstanding and unpaid claims. We believe that many of our mortgage insurers are not sufficiently capitalized to withstand the stress of the current weak economic environment. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. As a result of these and other factors, we reduced our estimates of recovery associated with the expected amount of our claims for several insurers in determining our allowance for loan losses associated with our single-family loans or receivables from these mortgage insurers on our consolidated balance sheets at June 30, 2012 and December 31, 2011.

The table below summarizes our exposure to mortgage insurers as of June 30, 2012. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance, and, as of June 30, 2012, we had primary mortgage insurance coverage on loans that represent approximately 11% of the UPB of our single-family credit guarantee portfolio.

54	Freddie Mac

Table 31 — Mortgage Insurance by Counterparty

			As of June 30, 2012
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Primary Insurance(2)	Pool Insurance(2)	Coverage Outstanding(3)

			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B	Negative	$44.8	$21.8	$11.8
Radian Guaranty Inc.	B	Negative	35.7	6.3	9.9
Genworth Mortgage Insurance Corporation	B	Negative	27.7	0.8	7.0
United Guaranty Residential Insurance Co.	BBB	Stable	29.1	0.2	7.2
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	20.2	0.7	5.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	17.1	1.5	4.3
Triad Guaranty Insurance Corp (Triad)(6)	Not Rated	N/A	7.3	0.4	1.8
CMG Mortgage Insurance Co.	BBB	Negative	3.0	0.1	0.7
Essent Guaranty, Inc.	Not Rated	N/A	1.8	—	0.4

Total			$186.7	$31.8	$48.2

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of July 25, 2012. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	In January 2012, RMIC began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $1.0 billion and $1.3 billion during the six months ended June 30, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $0.8 billion and $1.0 billion as of June 30, 2012 and December 31, 2011, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 20% during the six months ended June 30, 2012, primarily due to prepayments and other liquidation events. We did not purchase pool insurance on single-family loans during the six months ended June 30, 2012. In recent periods, we also reached the maximum limit of recovery on certain pool insurance policies.

In July 2012, MGIC requested a waiver from us to use a new subsidiary to write new insurance business in seven additional states. We have temporarily agreed to this request subject to certain conditions.

We and MGIC are involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in the table above. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.5 billion lower than the amount of coverage outstanding set forth in the table above. For more information, see “NOTE 17: LEGAL CONTINGENCIES — Mortgage Guaranty Insurance Corporation.”

In August 2011, we suspended PMI and its affiliates and RMIC and its affiliates as approved mortgage insurers, due to adverse developments concerning the companies. As a result, loans insured by either company (except relief refinance loans with pre-existing insurance) are ineligible for sale to Freddie Mac. Both PMI and RMIC have instituted partial claim payment plans, under which claim payments will be made 50% in cash, with the remaining amount deferred. We and FHFA are in discussions with the state regulators of PMI and RMIC concerning future payments of our claims. It is not yet clear how the state regulators of PMI and RMIC will administer their respective deferred payment plans, and neither company has begun paying its deferred payment obligations. In addition, to date, the state regulator has not allowed Triad to begin paying its deferred payment obligations, and it is uncertain when or if Triad will be permitted to do so. If Triad, PMI, and RMIC do not pay their deferred payment obligations, we would lose a significant portion of the coverage from these counterparties shown in the table above.

In addition to Triad, RMIC, and PMI, we believe that certain other of our mortgage insurance counterparties may lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. In the future, we believe our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

55	Freddie Mac

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

Table 32 — Bond Insurance by Counterparty

			As of June 30, 2012
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$4.2	45%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1.7	18
MBIA Insurance Corp.	B–	Negative	1.2	13
Assured Guaranty Municipal Corp.	AA–	Stable	1.0	11
National Public Finance Guarantee Corp.	BBB	Negative	1.1	12
Syncora Guarantee Inc.(3)	CC	Developing	0.1	1
Radian Guaranty Inc. (Radian)	B	Negative	<0.1	<1

Total			$9.3	100%

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of July 25, 2012. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora Guarantee Inc. are currently operating under regulatory supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from several of our bond insurers, including Ambac and FGIC, due to adverse developments concerning these companies. On June 28, 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. Ambac and FGIC are currently not paying any of their claims. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations at June 30, 2012 and December 31, 2011. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of June 30, 2012 and December 31, 2011, including amounts related to our consolidated VIEs, there were $68.3 billion and $68.5 billion, respectively, of cash and securities purchased under agreements to resell invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

56	Freddie Mac

Derivative Counterparties

We use exchange-traded derivatives and OTC derivatives and are exposed to institutional credit risk with respect to both types of derivatives. We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and maintenance margin with our clearing firm in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives lessens our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it would be an asset reported as derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount in most cases) as necessary to satisfy its net obligation to us under the master agreement.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. On June 21, 2012, Moody’s downgraded the credit ratings of several banks, which resulted in a change in the collateral posting threshold for two counterparties and a reduction of certain activities with others. A large number of our OTC derivative counterparties had credit ratings of A+, A, or A- as of July 25, 2012. We generally require counterparties with such credit ratings to post collateral if our net exposure to them on derivative contracts exceeds $1 million. One OTC derivative counterparty had a credit rating of BBB+ for which we require full collateralization. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase. In addition, on June 21, 2012, the Office of the Comptroller of the Currency published an interim final rule regarding limits on “loans and extensions of credit,” which are defined to include credit exposures arising from derivative transactions. This rule might limit the ability of certain counterparties to engage in derivative transactions with us.

The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At June 30, 2012, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2012, which includes both cash collateral held and posted by us, net.

57	Freddie Mac

Table 33 — Derivative Counterparty Credit Exposure

	As of June 30, 2012
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	4	$26,844	$—	$—	5.0	$10 million or less
A+	4	110,473	1,487	4	6.1	$1 million or less
A	6	342,394	808	40	6.0	$1 million or less
A–	4	160,402	84	56	5.9	$1 million or less
BBB+	1	42,893	—	—	6.1	$ —

Subtotal(7)	19	683,006	2,379	100	6.0
Futures and clearinghouse-settled derivatives		41,488	20	20
Commitments		13,032	47	47
Swap guarantee derivatives		3,622	—	—
Other derivatives(8)		14,764	1	1

Total derivatives		$755,912	$2,447	$168

	As of December 31, 2011
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	5	$73,277	$536	$19	5.0	$10 million or less
A+	6	337,013	2,538	1	5.8	$1 million or less
A	5	208,416	12	51	6.2	$1 million or less
A–	2	89,284	—	—	5.5	$1 million or less

Subtotal(7)	18	707,990	3,086	71	5.8
Futures and clearinghouse-settled derivatives		43,831	8	8
Commitments		14,318	38	38
Swap guarantee derivatives		3,621	—	—
Other derivatives(8)		18,489	1	1

Total derivatives		$788,249	$3,133	$118

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives had defaulted simultaneously on June 30, 2012, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $100 million. Our similar exposure as of December 31, 2011 was $71 million. Two counterparties each accounted for greater than 10% and collectively accounted for 86% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, and other derivatives at June 30, 2012. These counterparties were Royal Bank of Scotland and UBS AG., both of which were rated “A–” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of July 25, 2012.

58	Freddie Mac

Approximately 98% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at June 30, 2012 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $47 million and $38 million at June 30, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, and Greece (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely affected due to weaknesses in the economic and fiscal situations of those countries. In recent periods, Moody’s and S&P downgraded a number of European countries. We are monitoring our exposures to European countries and institutions.

As of June 30, 2012, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

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

We have taken a number of actions since mid-2011 designed to reduce our exposures to certain derivative portfolio and cash and other investments portfolio counterparties due to their exposure to the troubled European countries, including substantially reducing our derivative exposure limits, our limits on the amount of unsecured overnight deposits, and our limits for asset-backed commercial paper. For certain repurchase counterparties, we reduced the credit limit and restricted the term of such transactions to overnight. We also ceased investing in prime money funds that could hold substantial amounts of non-U.S. sovereign debt.

59	Freddie Mac

It is possible that continued adverse developments in Europe could significantly affect our counterparties that have direct or indirect exposure to the troubled European countries. In turn, this could adversely affect their ability to meet their obligations to us. For more information, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us” in our 2011 Annual Report.

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

Single-Family Mortgage Credit Risk

Single-family mortgage credit risk is primarily influenced by the credit profile of the borrower of the mortgage loan (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage itself, the purpose of the mortgage, occupancy type, property type, the LTV ratio, and local and regional economic conditions, including home prices and unemployment rates. Through our delegated underwriting process, single-family mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product, and the occupancy type of the loan.

As part of our quality control process, we review the underwriting documentation for a sample of loans we have purchased for compliance with our contractual standards. We recently completed our review of a sample of single-family loans we purchased or guaranteed during 2011. We have worked actively with our seller/servicers to improve loan manufacturing quality. As a result, we have observed improving quality control results for loans funded during 2011. The average aggregate deficiency rate across all seller/servicers for loans funded during 2011 and 2010 was approximately 6% and 13%, respectively. The most common underwriting deficiencies found in the review of loans funded during 2011 were related to insufficient income and inadequate or missing documentation to support borrower qualification. The next most common deficiency was inaccurate data entered into Loan Prospector, our automated underwriting system. We give our seller/servicers an opportunity to appeal ineligible loan determinations in response to our request for the repurchase of the loan. Starting in late 2011, we began to require certain of our larger seller/servicers to maintain ineligible loan rates below a certain stated threshold (generally 5%), with financial consequences for non-compliance, as part of the renewals of our contracts with them. We expect these changes in seller/servicer contracts to positively impact ineligible loan rates in the future.

For loans with identified underwriting deficiencies, we may require immediate repurchase or allow performing loans to remain in our portfolio subject to our continued right to issue a repurchase request to the seller/servicers at a later date. Our right to request repurchase by seller/servicers is intended to protect us against deficiencies in underwriting by our seller/servicers. While this protection is intended to reduce our mortgage credit risk, it increases our institutional credit risk exposure to seller/servicers. See “Institutional Credit Risk — Single-Family Mortgage Seller/Servicers” for further information on recent and expected changes in our loan reviews for quality control as well as repurchase request activity.

Conditions in the mortgage market improved in certain geographical areas, but continued to remain challenging during the first half of 2012. Most single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment. As of June 30, 2012 and December 31, 2011, the serious delinquency rate for loans originated in 2005 through 2008 in our single-family credit guarantee portfolio was 9.21% and 8.75%, respectively, whereas the serious delinquency rate for loans originated after 2008 was 0.35% and 0.30%, respectively. Our serious delinquency rates remained high in the first half of 2012 compared to the rates we experienced in years prior to 2009, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans also remained at high levels during the first half of 2012.

60	Freddie Mac

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 at both June 30, 2012 and December 31, 2011. We purchased or guaranteed approximately 433,000 and 301,000 single-family loans totaling $88.7 billion and $62.9 billion of UPB during the second quarters of 2012 and 2011, respectively, and 924,000 and 762,000 single-family loans totaling $193.7 billion and $160.5 billion during the first half of 2012 and 2011, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Our guarantees related to second-lien mortgage loans in the single-family credit guarantee portfolio are insignificant. Approximately 95% of the single-family mortgages we purchased in both the three and six months ended June 30, 2012 were fixed-rate amortizing mortgages, based on UPB.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 8% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012. Mortgages originated after 2008, including HARP loans, represented 57% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012, and the composition of that portfolio continues to grow.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during the first half of 2012. Approximately 81% and 84% of the single-family mortgages we purchased in the three and six months ended June 30, 2012, respectively, were refinance mortgages, and approximately 32% and 25%, respectively, of these refinance mortgages were HARP loans, based on UPB.

The table below provides additional characteristics of single-family mortgage loans purchased during the three and six months ended June 30, 2012 and 2011, and of our single-family credit guarantee portfolio at June 30, 2012 and December 31, 2011.

61	Freddie Mac

Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the Three Months Ended June 30,		Purchases During the Six Months Ended June 30,		Portfolio Balance at(2)
	2012	2001	2012	2011	June 30, 2012	December 31, 2011
Original LTV Ratio Range(3)(4)
60% and below	30%	29%	31%	31%	23%	23%
Above 60% to 70%	17	16	18	17	15	16
Above 70% to 80%	42	46	41	44	41	42
Above 80% to 90%	6	5	5	5	10	9
Above 90% to 100%	5	4	5	3	8	8
Above 100%	<1	<1	<1	<1	3	2

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	68%	68%	67%	67%	72%	72%
Estimated Current LTV Ratio Range(5)
60 % and below					26%	25%
Above 60% to 70%					13	12
Above 70% to 80%					19	18
Above 80% to 90%					15	15
Above 90% to 100%					9	10
Above 100% to 110%					6	6
Above 110% to 120%					4	4
Above 120%					8	10

Total					100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(6)					82%	79%
All other mortgages					78%	80%
Total mortgages					78%	80%
Credit Score(3)(7)
740 and above	77%	71%	77%	73%	55%	55%
700 to 739	16	19	16	18	21	21
660 to 699	6	8	6	7	14	14
620 to 659	1	2	1	2	7	7
Less than 620	<1	<1	<1	<1	3	3

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(6)	740	738	741	742	742	744
All other mortgages	762	755	763	757	735	734
Total mortgages	754	751	756	753	736	735
Loan Purpose
Purchase	19%	30%	16%	21%	28%	30%
Cash-out refinance	13	19	15	19	26	27
Other refinance(8)	68	51	69	60	46	43

Total	100%	100%	100%	100%	100%	100%

Property Type
Detached/townhome(9)	93%	93%	94%	94%	92%	92%
Condo/Co-op	7	7	6	6	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type
Primary residence	91%	89%	91%	91%	91%	91%
Second/vacation home	4	5	4	4	5	5
Investment	5	6	5	5	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion and $2 billion at June 30, 2012 and December 31, 2011, respectively, are excluded from portfolio balance data since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Purchases columns exclude mortgage loans acquired under our relief refinance initiative, unless otherwise noted. See “Table 37 — Single-Family Relief Refinance Loans” for further information on the LTV ratios of these loans.
(4)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(5)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. Estimated current LTV ratio range is not applicable to purchase activity, and excludes any secondary financing by third parties.
(6)	Relief refinance mortgages of all LTV ratios comprised approximately 14% and 11% of our single-family credit guarantee portfolio by UPB as of June 30, 2012 and December 31, 2011, respectively.
(7)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of borrowers’ creditworthiness at June 30, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at June 30, 2012.
(8)	Other refinance transactions include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(9)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the six months ended June 30, 2012 and 2011, was $288 million and $206 million, respectively.

62	Freddie Mac

As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. The proportion of loans we purchased with original LTV ratios over 100% increased from approximately 5% of our single-family mortgage purchases (including relief refinance loans) in the first half of 2011 to 11% of our single-family mortgage purchases in the first half of 2012 due, in large part, to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers with higher LTV ratios to refinance. Strong gains in home prices in most areas of the U.S. during the first half of 2012 led to improved current LTV ratios of the loans in our portfolio as of June 30, 2012. The UPB of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 18% and 20% at June 30, 2012 and December 31, 2011, respectively, and the serious delinquency rate for these loans was 12.9% and 12.8%, respectively. Due to declines in home prices since 2006, we estimate that as of June 30, 2012 and December 31, 2011, approximately 48% and 49%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. In recent years, loans with current LTV ratios greater than 100% have contributed disproportionately to our credit losses.

A second lien mortgage reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both June 30, 2012 and December 31, 2011, approximately 15% of the loans in our single-family credit guarantee portfolio had second lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. However, borrowers are free to obtain second lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second lien mortgages.

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.4 billion and $11.1 billion at June 30, 2012 and December 31, 2011, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of single-family mortgage loans.

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

63	Freddie Mac

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 4% of the UPB of our single-family credit guarantee portfolio at both June 30, 2012 and December 31, 2011. We discontinued purchasing such loans on September 1, 2010.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both June 30, 2012 and December 31, 2011, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $6.8 billion and $7.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at June 30, 2012 and December 31, 2011, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $14.4 billion and $13.3 billion of conforming jumbo loans during the six months ended June 30, 2012 and 2011, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of June 30, 2012 and December 31, 2011 was $52.9 billion and $49.8 billion, respectively, or 3% of the UPB of our single-family credit guarantee portfolio at both dates. The average size of these loans was approximately $537,000 and $545,000 at June 30, 2012 and December 31, 2011, respectively. For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments” in our 2011 Annual Report for further information on the conforming loan limits.

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

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.2 billion and $2.3 billion of security collateral underlying our Other Guarantee Transactions at June 30, 2012 and December 31, 2011, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At June 30, 2012 and December 31, 2011, we held $46.7 billion and $49.0 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 6% and 7% of these securities were investment grade at June 30, 2012 and December 31, 2011, respectively. The credit performance of loans underlying these securities has deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

64	Freddie Mac

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $84 billion as of June 30, 2012 from $94.3 billion as of December 31, 2011. The UPB of our Alt-A loans declined in the first half of 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. As of June 30, 2012, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 716. Although Alt-A mortgage loans comprised approximately 5% of our single-family credit guarantee portfolio as of June 30, 2012, these loans represented approximately 23% and 24% of our credit losses during the three and six months ended June 30, 2012, respectively.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2012, we purchased approximately $18.4 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $3.1 billion during the six months ended June 30, 2012.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At June 30, 2012 and December 31, 2011, we held investments of $15.8 billion and $16.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 14% and 15%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities has deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

65	Freddie Mac

Table 35 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of June 30, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$345.4	104%	7.4%	8.5%
Categories (individual characteristics):
Alt-A	84.0	105	10.1	11.7
Interest-only(5)	61.4	118	0.2	17.1
Option ARM(6)	7.8	114	6.7	18.5
Original LTV ratio greater than 90%, non-HARP mortgages(7)	101.4	105	8.7	8.2
Original LTV ratio greater than 90%, HARP mortgages(7)	87.6	106	0.1	1.2
Lower FICO scores at origination (less than 620)(7)	53.1	92	14.2	12.5

	As of December 31, 2011
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$342.9	105%	7.2%	9.3%
Categories (individual characteristics):
Alt-A	94.3	107	8.8	11.9
Interest-only(5)	72.0	120	0.2	17.6
Option ARM(6)	8.4	119	5.5	20.5
Original LTV ratio greater than 90%, non-HARP mortgages(7)	107.9	108	8.1	8.5
Original LTV ratio greater than 90%, HARP mortgages(7)	59.3	104	0.1	1.3
Lower FICO scores at origination (less than 620)(7)	55.6	93	13.4	12.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio at period end that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(7)	See endnotes (4) and (7) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our presentation of FICO scores, respectively.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. Except for HARP loans with LTV ratios greater than 90%, we purchased a limited amount of loans in the higher-risk categories presented above since the beginning of 2009, and have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans originated in 2005 to 2008 within our single-family credit guarantee portfolio, which have a higher composition of loans with higher-risk characteristics, continues to decline primarily due to repayments and other liquidations, including completed foreclosure alternatives and foreclosure transfers. We currently expect that, over time, the replacement (other than through relief refinance activity) of the 2005 to 2008 vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring remains slow, primarily due to low volumes of home purchase mortgage originations and the length of the foreclosure process. For the first half of 2012, loans originated in 2005 through 2008 in our single-family credit guarantee portfolio comprised approximately 88% of our credit losses.

Loans within one or more of the higher-risk categories presented in the table above comprised approximately 20% of our single-family credit guarantee portfolio as of both June 30, 2012 and December 31, 2011. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics increased slightly to $345.4 billion as of June 30, 2012 from $342.9 billion as of December 31, 2011. This slight increase was principally due to increased purchases of loans with original LTV ratios greater than 90% due to significant relief refinance mortgage activity in the first half of 2012, but was substantially offset by repayments and other liquidations, including completed foreclosure alternatives and foreclosure transfers. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 8.5% as of June 30, 2012 from 9.3% as of December 31, 2011.

66	Freddie Mac

Credit Enhancements

The portfolio information below excludes our holdings of non-Freddie Mac mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, as discussed below, under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation, as this would reduce the amount of our recoveries.

At June 30, 2012 and December 31, 2011, our credit-enhanced mortgages represented 13% and 14%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We recognized recoveries from credit enhancements (excluding reimbursements for our expenses) of $0.6 billion and $1.0 billion that reduced our charge-offs of single-family loans during the six months ended June 30, 2012 and 2011, respectively, which was almost entirely associated with our primary and pool mortgage insurance policies. We recognized additional recoveries associated with credit enhancements that reduced our single-family REO operations expenses by $56 million and $216 million for the six months ended June 30, 2012 and 2011, respectively. The declines in our recoveries in the 2012 periods compared to the 2011 periods was primarily due to the effect of the weakened financial condition of several of our mortgage insurance counterparties who have instituted plans of deferred payment obligation on our claims. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

During the first half of 2012 and 2011, the percentage of our single-family loan purchases with credit enhancement coverage was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than relief refinance mortgages) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. In addition, we have been purchasing significant amounts of relief refinance mortgages. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property.

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

Loan workouts are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. While we incur costs in the short term to execute our loan workout initiatives, we believe that, overall, these initiatives could reduce our ultimate credit losses over the long term. During the six months ended June 30, 2012, we helped approximately 81,000 borrowers either stay in their homes or sell

67	Freddie Mac

their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 55,000 foreclosures. HAMP and our new non-HAMP standard loan modification are important components of our loan workout program and have many similar features, including the initial incentive fees paid to servicers upon completion of a modification.

Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact the overall quality of our credit performance (including through missed opportunities for mortgage modifications), which could adversely affect our financial condition or results of operations and have significant effects on our ability to mitigate credit losses. The risk of such a decline in performance remains high.

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

The table below presents the number of single-family loans that completed modification under HAMP from the inception of the program through June 30, 2012 and December  31, 2011, or were in trial periods as of that date.

Table 36 — Single-Family Home Affordable Modification Program Volume(1)

	As of June 30, 2012		As of December 31, 2011
	Amount(2)	Number of Loans	Amount(2)	Number of Loans
	(dollars in millions)
Completed HAMP modifications(3)	$44,379	200,705	$39,991	180,539
Loans in the HAMP trial period	$2,390	11,219	$2,790	12,802

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, amounts include approximately 37,000 and 28,000 loans, respectively, that completed the HAMP modification and subsequently became ineligible for borrower incentive payments under HAMP due to: (a) serious delinquency; (b) payoff; or (c) the loan transitioning to a loss event. Prior period amounts have been revised to conform to the current period presentation.

As of June 30, 2012, the borrower’s monthly payment was reduced on average by an estimated $539, which amounts to an average of $6,468 per year, and a total of $1.3 billion in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

Approximately 22% of our loans in the HAMP trial period as of June 30, 2012 have been in the trial period for more than the minimum duration of three months. Based on information provided by the MHA Program administrator, the average length of the trial period for loans in the program as of June 30, 2012 was five months. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities. For information about the percentage of completed loan modifications that remained current, see “Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

On January 27, 2012, Treasury announced enhancements to HAMP, including extending the end date to December 31, 2013, expanding the program’s eligibility criteria for modifications, increasing incentives paid to investors who engage in

68	Freddie Mac

principal reduction, and extending to the GSEs the opportunity to receive investor incentives for principal reduction. FHFA noted that Treasury’s expanded eligibility criteria for HAMP modifications are consistent with our standard non-HAMP modification.

On July 31, 2012, FHFA announced that, after analysis of the new HAMP incentives available to the GSEs for the use of principal reduction, FHFA concluded that the anticipated benefits do not outweigh the costs and risks, and that it would not direct us to implement the new principal reduction alternative under HAMP.

The costs we incur related to HAMP have been, and will likely continue to be, significant. We paid $37 million and $83 million of servicer incentives during the three and six months ended June 30, 2012, respectively, as compared to $36 million and $75 million of such incentives during the three and six months ended June 30, 2011 respectively. As of June 30, 2012, we accrued $91 million for both initial and recurring servicer incentives not yet due. We paid $28 million and $58 million of borrower incentives during the three and six months ended June 30, 2012, respectively, as compared to $17 million and $38 million of these incentives during the three and six months ended June 30, 2011, respectively. As of June 30, 2012, we accrued $74 million for borrower incentives not yet due. We also have the potential to incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” in our 2011 Annual Report for additional information about the costs associated with HAMP.

Servicing Alignment Initiative and Non-HAMP Standard Modifications

During 2011, we completed the initial implementation of the FHFA-directed servicing alignment initiative, under which we and Fannie Mae are aligning certain standards for servicing non-performing loans owned or guaranteed by the companies. We believe that the servicing alignment initiative will ultimately: (a) change, among other things, the way servicers communicate and work with troubled borrowers; (b) bring greater consistency and accountability to the servicing industry; and (c) help more distressed homeowners avoid foreclosure. We provided standards to our servicers under this initiative that require they initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers and for processing foreclosures. These standards are expected to result in greater alignment of servicer processes for both HAMP and most non-HAMP workouts. We expect that the servicing alignment initiative, under FHFA’s direction, will continue to be expanded in 2012.

Under these new servicing standards, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We also assess compensatory fees from servicers if they do not achieve a minimum performance benchmark with respect to servicing delinquent loans. These incentives may result in our payment of increased fees to our seller/servicers, the cost of which may be at least partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required.

As part of the servicing alignment initiative, we have also implemented a new non-HAMP standard loan modification initiative. Our servicers began offering standard modification trial period plans with effective dates on or after October 1, 2011. This standard modification fully replaced our previous non-HAMP modification initiative beginning January 1, 2012. The standard modification requires a three-month trial period (our previous non-HAMP modification program did not require a trial period). As of June 30, 2012, approximately 6,000 borrowers having loans with aggregate UPB of $1.1 billion had completed this type of modification, and approximately 15,000 borrowers were in the modification trial period. Our completed modification volume in the first half of 2012 was below what otherwise would be expected, as servicers completed the transition to the new standard modification initiative and borrowers completed the trial period. However, we expect to complete a significant number of these non-HAMP standard loan modifications in the future and the costs we incur related to these modifications will likely be significant. While we incur costs in the short-term to execute our non-HAMP standard modifications, we believe that, overall, our non-HAMP standard modifications could reduce our ultimate credit losses over the long-term.

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

69	Freddie Mac

terms. HARP is targeted at borrowers with current LTV ratios above 80%; however, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate.

A number of FHFA-directed changes to HARP were announced in late 2011. These changes are intended to allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. These revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinancing strengthens the borrowers’ potential to repay their mortgages and, in some cases, reduces the payments under their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, we may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on the refinanced HARP loans. As of June 30, 2012, we had purchased approximately $27 billion in UPB of HARP loans with reduced representations and warranties. In July 2012, we announced that we will expand the eligibility of loans subject to reduced representations and warranties to include relief refinance mortgages with LTV ratios of 80% or less beginning January 1, 2013. We could also experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments.

We began purchasing HARP loans under the expanded program in January 2012, and the volume of our purchases of HARP loans increased 76% in the first half of 2012, compared to the first half of 2011. However, since industry participation in HARP is not mandatory, implementation schedules have varied as individual lenders, mortgage insurers, and other market participants modify their processes. There can be no assurance that the benefits from the revised program will exceed our costs.

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

The table below presents the composition of our purchases of relief refinance single-family loans during the six months ended June 30, 2012 and 2011, and ending balances of such loans in our portfolio as of June 30, 2012 and December 31, 2011.

70	Freddie Mac

Table 37 — Single-Family Relief Refinance Loans(1)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Amount	Number of Loans	Percent(2)	Amount	Number of Loans	Percent(2)
	(dollars in millions)
Relief refinance mortgages:
Above 125% LTV ratio	$8,118	38,466	5.0%	$—	—	—%
Above 105% to 125% LTV ratio	9,831	47,350	6.0	4,638	20,072	3.6
Above 80% to 105% LTV ratio	22,544	114,302	13.8	18,431	85,328	14.5
80% and below LTV ratio	17,326	116,844	10.6	22,269	137,053	17.5

Total relief refinance mortgages	$57,819	316,962	35.4%	$45,338	242,453	35.6%

Total refinance loan volume(3)	$163,327	781,244	100%	$127,198	610,266	100%

	As of June 30, 2012			As of December 31, 2011
	Amount	Number of Loans	Serious Delinquency Rate	Amount	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Relief refinance mortgages:
Above 125% LTV ratio	$8,111	38,457	0.01%	$—	—	—%
Above 105% to 125% LTV ratio	21,545	99,891	1.18	12,056	53,335	1.34
Above 80% to 105% LTV ratio	105,335	504,785	1.08	87,614	406,290	1.02
80% and below LTV ratio	108,492	697,525	0.27	100,861	621,720	0.23

Total relief refinance mortgages	$243,483	1,340,658	0.64%	$200,531	1,081,345	0.58%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions. Prior period amounts have been revised to conform to current period presentation.
(2)	Based on UPB.
(3)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 35% and 36% of our total refinance volume in the six months ended June 30, 2012 and 2011, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% represented approximately 21% and 14% of our total single-family credit guarantee portfolio purchases during the six months ended June 30, 2012 and 2011, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 14% and 11% of the UPB in our total single-family credit guarantee portfolio at June 30, 2012 and December 31, 2011, respectively.

Loan Workout Volumes and Modification Performance

The table below presents volumes of single-family loan workouts, serious delinquency, and foreclosures for the three and six months ended June 30, 2012 and 2011.

71	Freddie Mac

Table 38 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	38	$7	1,058	$190	484	$89	2,323	$409
with term extension	495	74	4,528	836	1,666	296	9,808	1,797
with reduction of contractual interest rate and, in certain cases, term extension	11,445	2,325	19,781	4,403	20,308	4,233	42,749	9,570
with rate reduction, term extension and principal forbearance	3,164	818	5,682	1,520	6,361	1,681	11,327	3,025

Total loan modifications(3)	15,142	3,224	31,049	6,949	28,819	6,299	66,207	14,801
Repayment plans (4)	8,712	1,271	7,981	1,157	19,287	2,748	17,080	2,443
Forbearance agreements(5)	4,738	1,010	3,709	703	8,394	1,702	11,387	2,229

Total home retention actions	28,592	5,505	42,739	8,809	56,500	10,749	94,674	19,473

Foreclosure alternatives:
Short sale	12,281	2,739	10,894	2,515	24,333	5,470	21,515	5,003
Deed in lieu of foreclosure transactions	250	42	144	25	443	75	229	40

Total foreclosure alternatives	12,531	2,781	11,038	2,540	24,776	5,545	21,744	5,043

Total single-family loan workouts	41,123	$8,286	53,777	$11,349	81,276	$16,294	116,418	$24,516

Seriously delinquent loan additions	75,904		87,813		156,719		185,459

Single-family foreclosures(6)	26,050		30,139		55,004		61,226

Seriously delinquent loans, at period end	386,570		417,457		386,570		417,457

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 16,940 and 20,342 borrowers as of June 30, 2012 and 2011, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in loan modifications in the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. Our completed modification volume in the first half of 2012 was below what otherwise would be expected, as servicers completed the transition to the new standard modification initiative and borrowers completed the trial period. To a lesser extent, the decline in loan modifications is also due to improved credit performance of loans originated in recent years, which has resulted in a reduction in the volume of loans transitioning to serious delinquency and a reduction in our inventory of problem loans.

Foreclosure alternative volume increased 13.9% in the first half of 2012, compared to the first half of 2011, and we expect the volume of foreclosure alternatives to remain high in the remainder of 2012 primarily because we offer incentives to servicers to complete short sales instead of foreclosures. A short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through property sales from our REO inventory. In large part, the benefit of a short sale arises from the avoidance or reduction of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property, legal fees, commissions, and other selling expenses of traditional real estate transactions. We also benefit from deed in lieu of foreclosure transactions, as these transactions expedite the process by which we acquire properties from defaulted borrowers and allow us to avoid costs we would otherwise incur to acquire such properties pursuant to foreclosures. We plan to introduce additional initiatives during the remainder of 2012 designed to help more distressed borrowers avoid foreclosure through short sales and deed in lieu of foreclosure transactions.

72	Freddie Mac

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $71 billion as of June 30, 2012 from $69 billion as of December 31, 2011. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.1% and 2.9% of our single-family credit guarantee portfolio as of June 30, 2012 and December 31, 2011, respectively. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 121% and the serious delinquency rate on these loans was 17.1% as of June 30, 2012. Approximately $43 billion in UPB of our completed HAMP loan modifications at June 30, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010
Time since modification-
3 to 5 months	89%	89%	86%	87%	86%	85%	82%	81%
6 to 8 months		85	84	82	83	82	81	78
9 to 11 months			81	82	79	78	78	79
12 to 14 months				79	80	76	76	76
15 to 17 months					77	76	73	73
18 to 20 months						74	74	71
21 to 23 months							72	72
24 to 26 months								70

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010
Time since modification-
3 to 5 months	72%	78%	73%	76%	78%	80%	77%	73%
6 to 8 months		69	70	67	69	71	74	66
9 to 11 months			64	67	63	66	68	65
12 to 14 months				62	64	61	64	61
15 to 17 months					60	63	61	56
18 to 20 months						60	62	54
21 to 23 months							60	56
24 to 26 months								54

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010	2Q 2010
Time since modification-
3 to 5 months	85%	86%	81%	83%	83%	82%	80%	79%
6 to 8 months		80	79	77	77	76	78	75
9 to 11 months			75	76	73	72	74	75
12 to 14 months				73	73	68	71	71
15 to 17 months					70	69	68	68
18 to 20 months						67	69	66
21 to 23 months							67	68
24 to 26 months								65

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in foreclosure status and loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that have become seriously delinquent (i.e., three months or more delinquent or in foreclosure), transitioned to REO, or completed a loss-producing foreclosure alternative. As of June 30, 2012, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during the first quarter of 2012, and full years of 2011, 2010 and 2009 was 5%, 14%, 23%, and 52%, respectively. Many of the borrowers that received modifications in 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last several years. As of June 30, 2012, the redefault rate for loans modified under HAMP during the first quarter of 2012, and full years of 2011, 2010, and 2009 was approximately 3%, 10%, 19%, and 21%, respectively. These redefault rates may not be representative of the future performance of modified loans, including those modified under HAMP. We believe the redefault rate for loans modified in the last three years, including those modified under HAMP, is likely to increase, particularly since the housing and economic environments remain challenging.

73	Freddie Mac

Credit Performance

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent as long as the borrower is less than three monthly payments past due under the modified terms. Single-family loans for which the borrower is subject to a forbearance agreement will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

Our single-family delinquency rates include all single-family loans that we own, that back Freddie Mac securities, and that are covered by our other guarantee commitments, except Freddie Mac financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on them by the U.S. government.

Some of our workout and other loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter a modification trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. Consequently, the volume and timing of loan modifications impact our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, process requirements of HAMP and the servicing alignment initiative, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. As a result, we believe our single-family serious delinquency rates were higher in the first half of 2012 than they otherwise would have been. As of June 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 74% and 70%, respectively.

The table below presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 40 — Single-Family Serious Delinquency Rates

	As of
	June 30, 2012		December 31, 2011
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate
Single-family:
Non-credit-enhanced	87%	2.76%	86%	2.84%
Credit-enhanced(1)	13	7.85	14	8.03

Total single-family credit guarantee portfolio(2)	100%	3.45	100%	3.58

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of June 30, 2012 and December 31, 2011, approximately 72% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined to 3.45% as of June 30, 2012 from 3.58% as of December 31, 2011. Our serious delinquency rate remains high compared to the rates in years prior to 2009 due to continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers processing large volumes of problem loans. In addition, our serious delinquency rate was adversely affected by the decline in the size of our single-family credit guarantee portfolio in the first half of 2012 because this rate is calculated on a smaller number of loans at the end of the period.

Serious delinquency rates for interest-only and option ARM products, which together represented approximately 4% of our total single-family credit guarantee portfolio at June 30, 2012, were 17.1% and 18.5%, respectively, as compared with

74	Freddie Mac

17.6% and 20.5% at December 31, 2011, respectively. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, a more traditional mortgage product, were approximately 3.8% and 3.9% at June 30, 2012 and December 31, 2011, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. In certain states, our single-family serious delinquency rates have remained persistently high. As of June 30, 2012, single-family loans in Arizona, California, Florida, and Nevada comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 5.8%. During the first half of 2012, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices and weak economic conditions since 2006 than those homeowners that have built up equity in their homes over a longer period of time.

75	Freddie Mac

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada	$35	$394	$429	88%	5.0%	5.8%
All other states	49	1,213	1,262	75	2.7	2.8
Year of origination:
2012	—	148	148	75	—	<0.1
2011	—	268	268	69	—	0.1
2010	—	285	285	71	<0.1	0.4
2009	<1	260	260	72	0.1	0.7
2008	6	92	98	92	5.6	6.3
2007	26	118	144	112	12.0	12.1
2006	23	84	107	110	11.0	11.2
2005	16	105	121	94	6.1	6.8
2004 and prior	13	247	260	59	2.8	3.0

	As of June 30, 2011
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada	$43	$416	$459	92%	4.1%	6.3%
All other states	61	1,285	1,346	75	2.2	2.7
Year of origination:
2011	—	105	105	70	—	<0.1
2010	—	361	361	71	<0.1	0.1
2009	<1	366	366	72	0.1	0.3
2008	9	131	140	90	3.4	4.9
2007	32	154	186	110	8.5	11.0
2006	28	111	139	109	7.7	10.3
2005	19	140	159	95	4.2	6.0
2004 and prior	16	333	349	60	2.1	2.5

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$1,001	$2,431	$3,432	$1,395	$2,556	$3,951
All other states	483	2,378	2,861	507	1,874	2,381
Year of origination:
2012	—	<1	<1	N/A	N/A	N/A
2011	—	13	13	—	—	—
2010	—	70	70	—	—	—
2009	<1	113	113	<1	67	67
2008	52	507	559	50	434	484
2007	559	1,743	2,302	773	1,542	2,315
2006	528	1,096	1,624	680	1,150	1,830
2005	293	765	1,058	351	753	1,104
2004 and prior	52	502	554	48	484	532

(1)	See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

76	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of June 30, 2012 and December  31, 2011.

Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	June 30, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	7.9%	0.7%	13.0%	1.0%	23.3%	2.6%	17.5%	13.8%
15- year amortizing fixed-rate	0.2	4.1	<0.1	8.7	<0.1	14.3	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.1	<0.1	17.1	<0.1	24.8	0.1	10.6	14.6
Interest-only(5)	<0.1	13.6	<0.1	21.4	0.1	34.2	0.1	0.4	29.2
Other(6)	<0.1	4.0	0.1	6.0	<0.1	11.9	0.1	4.6	5.5

Total FICO scores < 620	1.2	6.9	0.8	13.1	1.1	23.5	3.1	14.2	12.5

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.4	9.0	2.0	18.5	5.4	12.5	9.9
15- year amortizing fixed-rate	0.6	2.4	<0.1	6.2	<0.1	13.3	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.2	0.1	11.3	0.1	23.0	0.3	2.3	11.7
Interest-only(5)	<0.1	10.4	0.1	17.1	0.2	30.5	0.3	0.3	25.8
Other(6)	<0.1	2.3	<0.1	4.6	<0.1	4.8	<0.1	1.7	3.9

Total FICO scores of 620 to 659	2.7	4.4	1.6	9.1	2.3	19.3	6.6	9.7	9.2

FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	36.3	1.0	18.9	2.6	11.7	9.5	66.9	3.0	2.8
15- year amortizing fixed-rate	14.2	0.4	1.0	1.1	0.2	4.4	15.4	0.1	0.5
ARMs/adjustable rate(4)	2.8	1.0	0.8	4.3	0.7	14.6	4.3	0.5	3.9
Interest-only(5)	0.4	3.8	0.6	9.2	2.1	20.5	3.1	0.2	15.8
Other(6)	<0.1	1.8	<0.1	1.5	0.1	2.0	0.1	0.6	1.8

Total FICO scores ≥ 660	53.7	0.8	21.3	2.7	14.8	10.9	89.8	2.1	2.5

Total FICO scores not available	0.3	4.9	0.1	11.9	0.1	21.9	0.5	6.0	8.8

All FICO scores:
20 and 30- year or more amortizing fixed-rate	39.5	1.6	21.1	3.5	14.6	11.8	75.2	4.4	3.8
15- year amortizing fixed-rate	14.9	0.6	1.0	1.5	0.2	5.3	16.1	0.1	0.7
ARMs/adjustable rate(4)	3.0	1.7	0.9	5.5	0.8	16.2	4.7	1.1	4.9
Interest-only(5)	0.4	4.5	0.7	10.3	2.5	21.9	3.6	0.2	17.1
Other(6)	0.1	9.1	0.1	7.7	0.2	8.3	0.4	7.2	8.5

Total single-family credit guarantee portfolio(7)	57.9%	1.3%	23.8%	3.7%	18.3%	12.9%	100.0%	3.1%	3.5%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.8%	0.2%	10.6%	0.3%	18.7%	0.7%	14.0%	11.0%
Northeast	0.4	9.5	0.2	18.9	0.2	29.4	0.8	15.3	15.4
Southeast	0.2	7.9	0.2	13.5	0.3	28.7	0.7	14.8	15.3
Southwest	0.2	5.0	0.1	10.9	<0.1	18.7	0.3	9.9	7.5
West	0.2	4.5	0.1	9.0	0.3	18.8	0.6	17.1	11.2

Total FICO scores < 620	1.2	6.9	0.8	13.1	1.1	23.5	3.1	14.2	12.5

FICO scores of 620 to 659:
North Central	0.4	3.7	0.3	7.7	0.5	14.5	1.2	9.3	7.8
Northeast	0.8	6.0	0.5	13.3	0.4	24.3	1.7	9.9	10.9
Southeast	0.5	5.2	0.3	9.5	0.6	24.0	1.4	9.9	11.8
Southwest	0.5	3.0	0.3	7.3	0.1	13.8	0.9	6.3	4.9
West	0.5	3.1	0.2	6.9	0.7	17.0	1.4	13.0	9.3

Total FICO scores of 620 to 659	2.7	4.4	1.6	9.1	2.3	19.3	6.6	9.7	9.2

FICO scores ≥ 660:
North Central	9.0	0.6	4.4	2.2	2.7	7.3	16.1	1.7	1.9
Northeast	15.0	1.1	5.6	4.0	2.1	13.2	22.7	1.8	2.5
Southeast	7.7	1.2	3.7	3.0	3.4	14.5	14.8	2.3	4.0
Southwest	7.8	0.6	2.4	2.0	0.3	6.0	10.5	1.0	1.0
West	14.2	0.5	5.2	2.0	6.3	10.0	25.7	3.2	2.8

Total FICO scores ≥ 660	53.7	0.8	21.3	2.7	14.8	10.9	89.8	2.1	2.5

Total FICO scores not available	0.3	4.9	0.1	11.9	0.1	21.9	0.5	6.0	8.8

All FICO scores:
North Central	9.7	1.0	5.0	3.1	3.4	9.3	18.1	2.8	2.7
Northeast	16.3	1.7	6.3	5.4	2.8	16.4	25.4	2.9	3.6
Southeast	8.4	1.9	4.2	4.2	4.3	16.9	16.9	3.6	5.3
Southwest	8.6	1.0	2.7	3.2	0.5	9.2	11.8	1.9	1.7
West	14.9	0.7	5.6	2.4	7.3	11.1	27.8	4.1	3.3

Total single-family credit guarantee portfolio(7)	57.9%	1.3%	23.8%	3.7%	18.3%	12.9%	100.0%	3.1%	3.5%

77	Freddie Mac

	As of December 31, 2011
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	8.1%	0.8%	13.4%	1.0%	23.7%	2.7%	16.6%	14.2%
15- year amortizing fixed-rate	0.2	4.2	<0.1	10.1	<0.1	17.6	0.2	1.2	4.7
ARMs/adjustable rate(4)	0.1	10.8	<0.1	17.2	<0.1	25.4	0.1	9.8	15.4
Interest only(5)	<0.1	16.0	<0.1	22.4	0.1	34.9	0.1	0.4	30.3
Other(6)	<0.1	3.6	<0.1	7.4	0.1	14.1	0.1	4.2	5.6

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.5	8.9	2.0	18.4	5.5	11.5	10.1
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.1	<0.1	15.1	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.7	0.1	23.6	0.3	2.0	12.6
Interest only(5)	<0.1	10.4	0.1	18.6	0.3	31.7	0.4	0.3	27.2
Other(6)	<0.1	2.8	<0.1	4.8	<0.1	5.5	<0.1	1.4	4.5

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	34.6	1.0	20.3	2.4	12.4	9.2	67.3	2.7	2.8
15- year amortizing fixed-rate	13.1	0.4	1.0	1.1	0.2	6.0	14.3	0.1	0.5
ARMs/adjustable rate(4)	2.5	1.1	0.8	4.3	0.8	14.8	4.1	0.5	4.5
Interest only(5)	0.4	3.7	0.7	9.2	2.5	20.7	3.6	0.2	16.2
Other(6)	<0.1	2.0	<0.1	2.0	0.1	2.0	0.1	0.5	2.0

Total FICO scores ≥ 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.7	1.6	22.5	3.4	15.6	11.5	75.8	4.1	3.9
15- year amortizing fixed-rate	13.8	0.6	1.1	1.5	0.2	7.3	15.1	0.1	0.7
ARMs/adjustable rate(4)	2.7	1.8	1.0	5.5	0.9	16.4	4.6	1.0	5.5
Interest only(5)	0.5	4.4	0.8	10.5	2.8	22.2	4.1	0.2	17.6
Other(6)	0.1	8.9	0.1	8.4	0.2	8.4	0.4	6.8	8.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

By Region(8)
FICO scores < 620:
North Central	0.2%	6.3%	0.2%	11.7%	0.2%	20.1%	0.6%	13.4%	12.0%
Northeast	0.4	9.3	0.2	19.0	0.3	28.9	0.9	14.3	14.9
Southeast	0.2	7.9	0.2	13.9	0.3	29.5	0.7	13.9	15.9
Southwest	0.2	5.1	0.1	11.0	0.1	19.5	0.4	9.4	8.0
West	0.2	4.6	0.1	9.1	0.3	19.5	0.6	16.2	11.8

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
North Central	0.5	4.0	0.3	8.2	0.5	15.1	1.3	8.7	8.4
Northeast	0.8	5.8	0.5	12.9	0.4	23.3	1.7	9.1	10.3
Southeast	0.5	5.2	0.3	9.5	0.6	24.1	1.4	9.1	12.2
Southwest	0.5	3.1	0.3	7.0	0.1	13.6	0.9	5.9	5.1
West	0.4	3.1	0.3	6.8	0.8	17.6	1.5	12.0	10.0

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of ≥660:
North Central	8.5	0.7	4.7	2.3	2.8	7.4	16.0	1.6	2.0
Northeast	14.9	1.0	5.7	3.9	2.0	12.6	22.6	1.6	2.3
Southeast	7.1	1.2	3.9	2.8	3.8	14.4	14.8	2.1	4.2
Southwest	7.4	0.6	2.7	2.0	0.4	6.2	10.5	0.9	1.1
West	12.7	0.5	5.8	1.7	7.0	10.1	25.5	2.9	3.0

Total FICO scores ≥660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
North Central	9.1	1.0	5.3	3.2	3.6	9.5	18.0	2.6	2.9
Northeast	16.1	1.6	6.4	5.3	2.7	15.8	25.2	2.7	3.4
Southeast	7.9	1.8	4.4	4.0	4.7	16.8	17.0	3.4	5.5
Southwest	8.2	1.1	3.2	3.1	0.6	9.4	12.0	1.8	1.8
West	13.5	0.7	6.2	2.1	8.1	11.3	27.8	3.8	3.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

(1)	The current LTV ratios are our estimates. See endnote (5) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio”.
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (7) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

78	Freddie Mac

The table below presents foreclosure and short sale rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 43 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of June 30, 2012		As of December 31, 2011
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)
2012	9%	—%	N/A	N/A
2011	16	0.02	14%	—%
2010	17	0.11	19	0.05
2009	15	0.25	18	0.17

Combined - 2009 to 2012	57	0.11	51	0.08

2008	6	2.74	7	2.23
2007	9	8.65	10	7.49
2006	6	7.82	7	6.95
2005	7	4.60	8	4.07

Combined - 2005 to 2008	28	6.17	32	5.35

2004 and prior(2)	15	1.12	17	1.04

Total	100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to June 30, 2012 and December 31, 2011, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.
(2)	The foreclosure and short sale rate presented for loans originated in 2004 and prior represents the rate associated with loans originated in 2000 through 2004.

HARP loans represented 8% of the UPB of our single-family credit guarantee portfolio as of June 30, 2012. Including HARP loans, the UPB of loans originated after 2008 comprised 57% of our portfolio as of June 30, 2012. At June 30, 2012, approximately 28% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated from 2005 through 2008 have experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) underwriting standards and quality control process; (b) selling significant portions of credit risk through subordination in our Other Guarantee Transactions; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the DSCR, LTV ratio, geographic location, and loan maturity.

79	Freddie Mac

The table below provides certain attributes of our multifamily mortgage portfolio at June 30, 2012 and December 31, 2011.

Table 44 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(dollars in billions)
Original LTV ratio(2)
Below 75%	$82.8	$78.8	0.13%	0.10%
75% to 80%	32.5	30.9	0.17	0.08
Above 80%	6.1	6.4	2.64	2.34

Total	$121.4	$116.1	0.27%	0.22%

Weighted average LTV ratio at origination	70%	70%
Maturity Dates
2012	$2.0	$3.0	1.41%	1.35%
2013	3.7	5.6	—	—
2014	7.3	7.6	0.66	0.03
2015	10.7	11.0	0.27	0.17
2016	14.0	13.5	0.16	0.06
Beyond 2016	83.7	75.4	0.24	0.25

Total	$121.4	$116.1	0.27%	0.22%

Year of Acquisition or Guarantee(3)
2004 and prior	$11.1	$12.4	0.22%	0.40%
2005	6.9	7.2	0.64	0.20
2006	10.3	10.8	0.47	0.25
2007	19.4	19.8	0.73	0.74
2008	18.7	20.6	0.38	0.09
2009	13.1	13.8	—	—
2010	12.4	12.7	—	—
2011	17.5	18.8	—	—
2012	12.0	N/A	—	N/A

Total	$121.4	$116.1	0.27%	0.22%

Current Loan Size
Above $25 million	$44.4	$42.8	0.12%	0.06%
Above $5 million to $25 million	67.8	64.0	0.38	0.31
$5 million and below	9.2	9.3	0.20	0.31

Total	$121.4	$116.1	0.27%	0.22%

Legal Structure
Unsecuritized loans	$79.6	$82.3	0.18%	0.10%
Non-consolidated Freddie Mac mortgage-related securities	32.3	24.2	0.45	0.64
Other guarantee commitments	9.5	9.6	0.40	0.18

Total	$121.4	$116.1	0.27%	0.22%

Credit Enhancement
Credit-enhanced	$39.5	$31.6	0.44%	0.52%
Non-credit-enhanced	81.9	84.5	0.19	0.11

Total	$121.4	$116.1	0.27%	0.22%

(1)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(3)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans generally have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the UPB declines with each mortgage payment. Fixed-rate loans may also create less risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise is eliminated. As of June 30, 2012 and December 31, 2011, approximately 84% and 85%, respectively, of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable interest rates.

80	Freddie Mac

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

Our primary business strategy in the multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization. Currently, our most significant multifamily securitization activity involves our guarantee of the senior tranches of these securitizations in Other Guarantee Transactions. The subordinate tranches, that we do not guarantee, provide credit loss protection to the senior classes that we do guarantee. Subordinated classes are allocated credit losses prior to the senior classes. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.

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

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications of loans (including short-term loan extensions) are performed in an effort to minimize our losses. During the first half of 2012, we modified unsecuritized multifamily loans totaling $249 million in UPB, compared with $170 million during the first half of 2011. Multifamily unsecuritized loan modifications in the first half 2012 included: (a) $58 million in UPB for short-term loan extensions; and (b) $191 million in UPB for other loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its delinquency status. At June 30, 2012 and December 31, 2011, we had $870 million and $893 million, respectively, in UPB of multifamily loans classified as TDRs on our consolidated balance sheets.

Delinquencies

Our multifamily delinquency rates include all multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by HFA bonds because these guarantees do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancement provided by the U.S. government. We report multifamily delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms. In addition, multifamily loans are not counted as delinquent if the borrower has entered into a forbearance agreement and is abiding by the terms of the agreement, whereas single-family loans for which the borrower has been granted forbearance will continue to reflect the past due status of the borrower, if applicable.

Our multifamily mortgage portfolio delinquency rate was 0.27% at June 30, 2012 and 0.22% at December 31, 2011. Our delinquency rate for credit-enhanced loans was 0.44% and 0.52% at June 30, 2012 and December 31, 2011, respectively, and for non-credit-enhanced loans was 0.19% and 0.11% at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, approximately one-half of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans.

Our delinquency rates have remained relatively low compared to other industry participants, which we believe to be, in part, the result of our prudent underwriting standards and practices versus those used by others in the industry. Our delinquency rates for multifamily loans are positively affected to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions, or entering into a forbearance agreement. The most recent market data available continues to reflect improving national apartment fundamentals, including decreasing vacancy rates and increasing effective rents. As a result we expect our multifamily delinquency rate to remain relatively low during the remainder of 2012. For further information regarding the loans in our multifamily mortgage portfolio, including regional geographic composition and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

81	Freddie Mac

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due during the three and six months ended June 30, 2012.

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

Table 45 — Non-Performing Assets(1)

	June 30, 2012	December 31, 2011	June 30, 2011
	(dollars in millions)
Non-performing mortgage loans—on balance sheet:
Single-family TDRs:
Less than three monthly payments past due	$47,960	$44,440	$36,243
Seriously delinquent	14,862	11,639	3,884
Multifamily TDRs(2)	870	893	988

Total TDRs	63,692	56,972	41,115
Other seriously delinquent single-family loans(3)	54,482	63,205	73,397
Other multifamily loans(4)	1,657	1,819	1,901

Total non-performing mortgage loans - on balance sheet	119,831	121,996	116,413

Non-performing mortgage loans—off-balance sheet:
Single-family loans	1,159	1,230	1,295
Multifamily loans	429	246	221

Total non-performing mortgage loans - off-balance sheet	1,588	1,476	1,516

Real estate owned, net	4,809	5,680	5,932

Total non-performing assets	$126,228	$129,152	$123,861

Loan loss reserves as a percentage of our non-performing mortgage loans	29.5%	32.0%	33.2%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.8%	6.8%	6.4%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	As of June 30, 2012, approximately $837 million in UPB of these loans were current.
(3)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(4)	Of this amount, $1.5 billion, $1.8 billion, and $1.7 billion of UPB were current at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

The amount of non-performing assets declined to $126.2 billion as of June 30, 2012, from $129.2 billion as of December 31, 2011, primarily due to a decline in the rate at which loans transitioned into serious delinquency during the first half of 2012 combined with continued high levels of foreclosures and REO dispositions. The UPB of loans categorized as TDRs increased to $63.7 billion at June 30, 2012 from $57.0 billion at December 31, 2011, largely due to the significant volume of loan modifications and loans entering a modification trial period during the first half of 2012. TDRs during the first half of 2012 include HAMP and non-HAMP loan modifications as well as loans in modification trial periods and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report, and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about TDRs, including our implementation of an amendment to the accounting guidance on classification of loans as TDRs in the third quarter of 2011. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the remainder of 2012.

82	Freddie Mac

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 46 — REO Activity by Region(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(number of properties)
REO Inventory
Beginning property inventory	59,323	65,174	60,555	72,093
Properties acquired by region:
Northeast	1,862	1,921	3,687	3,406
Southeast	5,924	5,131	12,991	9,865
North Central	6,737	6,405	14,375	12,780
Southwest	2,545	3,388	5,315	6,501
West	2,967	7,954	7,472	16,956

Total properties acquired	20,035	24,799	43,840	49,508

Properties disposed by region:
Northeast	(1,956)	(2,427)	(3,878)	(5,088)
Southeast	(7,058)	(7,540)	(13,345)	(16,754)
North Central	(7,458)	(6,801)	(14,295)	(14,093)
Southwest	(3,279)	(3,539)	(6,532)	(7,019)
West	(6,325)	(9,048)	(13,063)	(18,029)

Total properties disposed	(26,076)	(29,355)	(51,113)	(60,983)

Ending property inventory	53,282	60,618	53,282	60,618

(1)	See endnote (8) to “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

Our REO inventory (measured in number of properties) declined 12% from December 31, 2011 to June 30, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. We believe our single-family REO acquisition volume in the first half of 2012 has been less than it otherwise would have been due to the length of the single-family foreclosure timeline, particularly in states that require a judicial foreclosure process and, in part, to resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. Foreclosures generally take longer to complete in states where judicial foreclosures (those sold under the supervision of a court) are required than in states where non-judicial foreclosures are permitted.

The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years due to temporary suspensions, delays, legislative and regulatory developments, changes in servicing practices, and other factors. During the six months ended June 30, 2012 and 2011, respectively, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 597 days and 477 days, respectively, which included: (a) an average of 756 days and 576 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 461 days and 442 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. We continue to experience significant variability in the average time for foreclosure by state. For example, during the six months ended June 30, 2012, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 383 days in Michigan to 1,002 days in Florida. As of June 30, 2012, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 4.35% and 2.52%, respectively, compared to 4.47% and 2.74%, respectively, as of December 31, 2011.

We expect the pace of our REO acquisitions will continue to be affected for the remainder of 2012 by the length of the foreclosure process, particularly in states with a judicial foreclosure process. However, we expect the volume of our REO acquisitions will likely remain elevated, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. Our single-family REO acquisitions in the first half of 2012 were most significant in the states of Florida, Illinois, Michigan, California and Georgia, which collectively represented 42% of total REO acquisitions based on the number of properties. The states with the most properties in our REO inventory as of June 30, 2012 were Michigan and Illinois, which comprised 12% and 11%, respectively, of total REO property inventory, based on the number of properties.

83	Freddie Mac

The percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 4% and 5%, respectively, at June 30, 2012 and was 7% on a combined basis. The percentage of our REO acquisitions in the six months ended June 30, 2012 that had been financed by either of these loan types represented approximately 25% of our total REO acquisitions, based on loan amount prior to acquisition.

We are limited in our single-family REO disposition efforts by the capacity of the market to absorb large numbers of foreclosed properties. A significant portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; or (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction. All of these factors resulted in an increase in the aging of our inventory. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of both June 30, 2012 and December 31, 2011, approximately 33% of our REO properties were not marketable due to the above conditions. In addition, certain of our REO properties may not be actively marketed because we are readying the property for sale, or we are involved in litigation or other legal and regulatory issues concerning the property. Though it varied significantly in different states, the average holding period of our single-family REO properties was little changed during the first half of 2012. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our single-family REO dispositions during the six months ended June 30, 2012 and 2011 was 200 days and 193 days, respectively. As of June 30, 2012 and December 31, 2011, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.5% and 7.1%, respectively, though the number of aged assets has steadily declined through the first half of 2012. Although we continue to actively market available properties through our established initiatives, as discussed above, a high percentage of properties remain unavailable for marketing.

We also have a variety of alternative methods for REO sales that we employ from time to time, as appropriate, including bulk sales and auctions; however, auction sales represented an insignificant portion of our REO dispositions in the first half of 2012 and bulk sales were not utilized. In June 2012, we implemented an online bulk sale process and expect to see an increase in bulk sales of our REO properties in the remainder of 2012. We are continuing to participate in discussions with FHFA and other agencies on new options for sales and rentals of our single-family REO properties. It is too early to determine the impact any potential new initiatives may have on the levels of our REO property inventory, the process for disposing of REO property or our REO operations expense.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

84	Freddie Mac

Table 47 — Credit Loss Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(dollars in millions)
REO
REO balances, net:
Single-family	$4,715	$5,834	$4,715	$5,834
Multifamily	94	98	94	98

Total	$4,809	$5,932	$4,809	$5,932

REO operations (income) expense:
Single-family	$(34)	$35	$138	$292
Multifamily	4	(8)	3	(8)

Total	$(30)	$27	$141	$284

Charge-offs
Single-family:
Charge-offs, gross(1) (including $3.3 billion, $3.8 billion, $7.0 billion, and $7.3 billion relating to loan loss reserves, respectively)	$3,377	$3,871	$7,155	$7,524
Recoveries(2)	(485)	(800)	(1,000)	(1,484)

Single-family, net	$2,892	$3,071	$6,155	$6,040

Multifamily:
Charge-offs, gross(1) (including $7 million, $29 million, $8 million, and $41 million relating to loan loss reserves, respectively)	$7	$29	$8	$41
Recoveries(2)	—	—	—	—

Multifamily, net	$7	$29	$8	$41

Total Charge-offs:
Charge-offs, gross(1) (including $3.3 billion, $3.8 billion, $7.0 billion, and $7.4 billion relating to loan loss reserves, respectively)	$3,384	$3,900	$7,163	$7,565
Recoveries(2)	(485)	(800)	(1,000)	(1,484)

Total Charge-offs, net	$2,899	$3,100	$6,163	$6,081

Credit Losses(3)
Single-family	$2,858	$3,106	$6,293	$6,332
Multifamily	11	21	11	33

Total	$2,869	$3,127	$6,304	$6,365

Total (in bps)(4)	62.5	64.9	68.1	66.0

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternative transactions. Single-family charge-offs, gross, for the three and six months ended June 30, 2012 were $3.4 billion and $7.2 billion, respectively, compared to $3.9 billion and $7.5 billion for the three and six months ended June 30, 2011, respectively. These charge-offs were associated with approximately $6.8 billion and $14.2 billion, in UPB of loans for the three and six months ended June 30, 2012, respectively, and $7.7 billion and $15.7 billion for the three and six months ended June 30, 2011, respectively. Our net charge-offs and credit losses in the first half of 2012 remained elevated, but were less than they otherwise would have been because of the suppression of loan and collateral resolution activity due to the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process. We expect our charge-offs and credit losses to remain high for the remainder of 2012 due to the large number of single-family non-performing loans that will likely be resolved and because market conditions, such as home prices, continue to remain weak.

85	Freddie Mac

Our credit losses during the first half of 2012 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 54% and 55% of our total credit losses in both the three and six months ended June 30, 2012, respectively. Loans originated in 2005 through 2008 comprised approximately 28% of our single-family credit guarantee portfolio, based on UPB at June 30, 2012, however, these loans accounted for approximately 88% of our credit losses during the six months ended June 30, 2012. Due to declines in property values since 2006, we continued to experience high REO disposition severity ratios on sales of our REO inventory. In addition, although Alt-A loans comprised approximately 5% of our single-family credit guarantee portfolio at June 30, 2012, these loans accounted for approximately 24% of our credit losses during the six months ended June 30, 2012. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for additional information on our accounting policies for loan loss reserves and TDR loans, including our implementation of changes to the accounting guidance related to the classification of loans as TDRs. In recent periods, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined. As of June 30, 2012 and December 31, 2011, the recorded investment of individually impaired single-family mortgage loans was $66.0 billion and $60.0 billion, respectively, and the loan loss reserves associated with these loans were $16.0 billion and $15.1 billion, respectively. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our TDR loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses and charge-off activity.

The table below summarizes our allowance for loan loss activity for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

Table 48 — Single-Family Impaired Loans with Specific Reserve Recorded

	# of Loans	Amount
TDRs (recorded investment):		(in millions)
March 31, 2012 balance	267,939	$56,186
New additions	26,025	4,996
Repayments	(1,686)	(404)
Loss events(1)	(3,829)	(761)
Other	(314)	(63)

June 30, 2012 balance	288,135	59,954
Other (recorded investment)(2)	22,961	2,132

June 30, 2012 balance	311,096	62,086

Total allowance for loan losses of individually impaired single-family loans		(16,041)

Net investment, June 30, 2012		$46,045

(1)	Consists of foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.
(2)	Consists of loans impaired upon purchase, which experienced further deterioration in borrower credit.

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

86	Freddie Mac

Table 49 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
June 30, 2012	$7,131	42.2 bps	$6,713	39.7 bps
March 31, 2012	$8,568	49.6 bps	$8,095	46.8 bps
December 31, 2011	$8,328	47.7 bps	$7,842	44.9 bps
September 30, 2011	$8,824	49.5 bps	$8,229	46.1 bps
June 30, 2011	$10,203	56.5 bps	$9,417	52.2 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating effect on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

We face significant levels of operational risk, due to a variety of factors, including: (a) employee turnover and low employee engagement; (b) the level and pace of organizational change within our company; (c) the complexity of our business operations; (d) weaknesses in our core systems; and (e) the fact that we face a variety of different, and potentially competing, business objectives and new FHFA-mandated activities (e.g., the initiatives we are pursuing under the 2012 conservatorship scorecard). For more information on these matters and other operational risks that we face, see “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks” in our 2011 Annual Report.

In the first half of 2012, to help mitigate the uncertainty surrounding compensation, we introduced a new compensation program for employees. Under the program, the majority of employees will have a more predictable income, as the program generally reduces the amount of compensation that is subject to variability. During the three months ended June 30, 2012, employee turnover moderated compared to the same period in 2011. Should we experience significant turnover in key areas, we may need to exercise strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. The use of outside firms and consultants could increase our operational risk in the near term as consultants become accustomed to new roles and responsibilities.

On May 21, 2012, our new Chief Executive Officer joined Freddie Mac. On July 16, 2012, our new General Counsel and Corporate Secretary joined Freddie Mac. Our Executive Vice President — Single-Family Business, Operations and Technology resigned from his position effective May 11, 2012.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. As of June 30, 2012, we had two material weaknesses in our internal control over financial reporting causing us to conclude that our disclosure controls and procedures were not effective as of June 30, 2012, at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”

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

87	Freddie Mac

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•

other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities (excluding those fees we must remit to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011);

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address quarterly deficits in our net worth. We received $19 million in cash in June 2012 from Treasury pursuant to a draw request under the Purchase Agreement to address the deficit in our net worth at March 31, 2012.

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

Throughout the three months ended June 30, 2012, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

We continue to monitor events related to the troubled European countries and have taken a number of actions since mid-2011 designed to reduce our exposures, including exposures related to certain derivative portfolio and cash and other investments portfolio counterparties. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Selected European Sovereign and Non-Sovereign Exposures.”

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

88	Freddie Mac

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

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs and potential investor concerns about the adequacy of funding available to us under the Purchase Agreement after 2012. The costs of our debt funding could also increase in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. At June 30, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

We are required to pay a quarterly commitment fee to Treasury under the Purchase Agreement, as discussed below in “Dividend Obligation on the Senior Preferred Stock.”

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2011 Annual Report.

Dividend Obligation on the Senior Preferred Stock

As of June 30, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock is $7.2 billion, which exceeds our annual historical earnings in all but one period. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid dividends of $1.8 billion in cash on the senior preferred stock in June 2012 at the direction of our Conservator. Through June 30, 2012, we paid aggregate cash dividends to Treasury of $20.1 billion, an amount equal to 28% of our aggregate draws received under the Purchase Agreement. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth and will increasingly drive future draws. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury, which could contribute to future draws if the fee is not waived. Treasury waived the fee for all quarters of 2011 and the first three quarters of 2012, but has indicated that it remains committed to protecting taxpayers and ensuring that our future positive earnings are returned to taxpayers as compensation for their investment. The amount of the fee has not yet been established and could be substantial.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity (including the cash payment of dividends on our senior preferred stock) do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

As discussed in “Capital Resources,” we expect to make additional draws under the Purchase Agreement in future periods. Further draws will increase the liquidation preference of and the dividends we owe on the senior preferred stock.

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three and six months ended June 30, 2012, which, we believe, is due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 22% of outstanding other debt at June 30, 2012 as compared to 24% at December 31, 2011. Beginning in the fourth quarter of 2011, we started issuing a

89	Freddie Mac

higher percentage of debt with longer-term maturities. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $787.3 billion on January 1, 2013. As of June 30, 2012, we estimate that the par value of our aggregate indebtedness totaled $589.7 billion, which was approximately $285.1 billion below the applicable debt cap. As of December 31, 2011, we estimate that the par value of our aggregate indebtedness was approximately $297.7 billion below the then applicable limit. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three and six months ended June  30, 2012 and 2011.

Table 50 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$77,920	$104,200	$142,083	$208,046
Medium-term notes — non-callable(2)	—	250	—	450

Total other short-term debt	77,920	104,450	142,083	208,496
Other long-term debt:
Medium-term notes — callable	7,375	33,246	44,873	71,047
Medium-term notes — non-callable	1,577	18,482	12,281	47,657
U.S. dollar Reference Notes® securities — non-callable	10,500	8,000	32,000	18,000

Total other long-term debt	19,452	59,728	89,154	136,704

Total other debt issued	$97,372	$164,178	$231,237	$345,200

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $0 million and $250 million of medium-term notes — non-callable issued for the three months ended June 30, 2012 and 2011, respectively, which were related to debt exchanges. For the six months ended June 30, 2012 and 2011, there were $0 million and $0.5 billion accounted for as debt exchanges, respectively.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three and six months ended June 30, 2012 and 2011.

Table 51 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Repurchases of outstanding medium-term notes	$50	$1,030	$1,747	$3,768
Calls of callable medium-term notes	31,979	45,697	81,007	85,532
Exchanges of medium-term notes	—	250	—	450

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of July 25, 2012.

90	Freddie Mac

Table 52 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt (1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6
Outlook	Negative (for senior long-term debt and subordinated debt)	Negative (for senior long-term debt and subordinated debt)	Negative (for AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

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

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $60.8 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2012. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2012, our non-mortgage-related securities primarily consisted of FDIC-guaranteed corporate medium-term notes, Treasury bills, and Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. In addition, our unsecuritized performing single-family mortgage loans are also a potential source of liquidity. Our holdings of CMBS are less liquid than agency securities. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are illiquid due to market conditions and the continued poor credit quality of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also illiquid.

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.

Cash Flows

Our cash and cash equivalents decreased $9.3 billion to $19.2 billion during the six months ended June 30, 2012 and decreased $19.5 billion to $17.5 billion during the six months ended June 30, 2011. Cash flows provided by operating activities during the six months ended June 30, 2012 and 2011 were $6.6 billion and $8.4 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the six months ended June 30, 2012 and 2011 were $232.7 billion and $181.2 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the six months ended June 30, 2012 and 2011 were $248.6 billion and $209.1 billion, respectively, largely attributable

91	Freddie Mac

to funds used to repay debt securities of consolidated trusts held by third parties. In addition, during the six months ended June 30, 2012, our net repayments of other debt were $78.9 billion.

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At June 30, 2012, our assets exceeded our liabilities under GAAP; therefore there is no need for a draw from Treasury under the Purchase Agreement. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2011 Annual Report for additional information on mandatory receivership.

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

We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive.

Our Level 3 assets recorded at fair value primarily consist of non-agency mortgage-related securities. The non-agency mortgage-related securities market continued to be illiquid during the second quarter of 2012, with low transaction volumes, wide credit spreads, and limited transparency. See “NOTE 16: FAIR VALUE DISCLOSURES — Assets and Liabilities Measured at Fair Value on Our Consolidated Balance Sheets” for additional information regarding the valuation of non-agency mortgage-related securities.

The table below summarizes our assets and liabilities measured at fair value on a recurring basis on our consolidated balance sheets at June 30, 2012 and December 31, 2011.

92	Freddie Mac

Table 53 — Summary of Assets and Liabilities Measured at Fair Value on a Recurring Basis on Our Consolidated Balance Sheets

	June 30, 2012		December 31, 2011
	Total GAAP Recurring Fair Value	Percentage in Level 3	Total GAAP Recurring Fair Value	Percentage in Level 3
	(dollars in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value	$194,098	29%	$210,659	28%
Trading, at fair value	47,436	4	58,830	4
Mortgage loans:
Held-for-sale, at fair value	10,120	100	9,710	100
Derivative assets, net(1)	168	—	118	—
Other assets:
Guarantee asset, at fair value	862	100	752	100
All other, at fair value	139	100	151	100

Total assets carried at fair value on a recurring basis(1)	$252,823	25	$280,220	23

Liabilities:
Debt securities recorded at fair value	$2,158	100%	$3,015	—%
Derivative liabilities, net(1)	336	—	435	—
Other liabilities:
All other, at fair value	1	100	—	—

Total liabilities carried at fair value on a recurring basis(1)	$2,495	6	$3,450	—

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At June 30, 2012 and December 31, 2011, we measured and recorded at fair value on a recurring basis, assets of $68.8 billion and $72.5 billion, respectively, or approximately 25% and 23% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at June 30, 2012 primarily consist of non-agency mortgage-related securities. At June 30, 2012 and December 31, 2011, we also measured and recorded at fair value on a recurring basis, Level 3 liabilities of $2.2 billion and $0.1 billion, or 6% and less than 1%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities at June 30, 2012 primarily consist of foreign-currency denominated and certain other debt securities recorded at fair value.

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

We consider credit risk in our valuation of investments in securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as credit enhancements or other types of subordination and liquidity, where applicable. In cases where internally developed models are used, we maximize the use of market-based inputs or calibrate such inputs to market data.

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

93	Freddie Mac

policies. Similarly, for derivatives that are in a liability position, we post collateral to counterparties in accordance with agreed upon thresholds. Based on this evaluation, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for a discussion of our counterparty credit risk.

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

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for the six months ended June 30, 2012 and 2011.

Table 54 — Summary of Change in the Fair Value of Net Assets

	Six Months Ended June 30,
	2012	2011
	(in billions)
Beginning balance	$(78.4)	$(58.6)
Changes in fair value of net assets, before capital transactions	5.2	(1.7)
Capital transactions:
Dividends and share issuances, net(1)	(3.4)	(2.7)

Ending balance	$(76.6)	$(63.0)

(1)	Includes the funds received from Treasury of $0.2 billion and $0.5 billion for the six months ended June 30, 2012 and 2011, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the six months ended June 30, 2012, the fair value of net assets, before capital transactions, increased by $5.2 billion, compared to a $1.7 billion decrease during the six months ended June 30, 2011. The increase in the fair value of net assets, before capital transactions during the six months ended June 30, 2012 was primarily due to an increase in the fair value of our single-family mortgage loans as the result of the improvement in realized and expected home prices and improvement in the credit environment coupled with high core spread income on our mortgage-related securities and a tightening of OAS levels on our agency securities. These benefits were offset by a decrease of $13.8 billion in the fair value of our single-family mortgage loans as the result of the adoption of an amendment to the guidance pertaining to fair value measurements and disclosures. In addition, OAS levels widened on our single-family non-agency mortgage-related securities during the six months ended June 30, 2012. See “NOTE 16: FAIR VALUE DISCLOSURES — Consolidated Fair Value Balance Sheets” for additional details.

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

During the six months ended June 30, 2011, the decrease in the fair value of net assets, before capital transactions, was primarily due to a decrease in the fair value of our single-family loans due to a decline in forecasted home prices (on a seasonally adjusted basis) and a continued weak credit environment, as well as a decrease in the fair value of our investments

94	Freddie Mac

in mortgage-related securities from the widening of OAS levels on our non-agency mortgage-related securities. The decrease in fair value was partially offset by an increase in fair value from a tightening of OAS levels on our agency and CMBS securities and high core spread income.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction, and may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $66.7 billion and $56.9 billion, at June 30, 2012 and December 31, 2011, respectively, which consisted of: (a) $33.3 billion and $25.1 billion of multifamily non-consolidated Freddie Mac mortgage-related securities, (b) $9.9 billion and $10.7 billion of single-family non-consolidated Freddie Mac mortgage-related securities, (c) $9.8 billion and $10.0 billion of multifamily other guarantee commitments, and (d) $13.7 billion and $11.1 billion of single-family other guarantee commitments. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $284.4 billion and $271.8 billion, in notional value at June 30, 2012 and December 31, 2011, respectively. For information on these and other off-balance sheet arrangements, see “OFF-BALANCE SHEET ARRANGEMENTS” in our 2011 Annual Report.

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

95	Freddie Mac

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

•

the effect of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including our ability to pay: (a) the dividend on the senior preferred stock; and (b) any quarterly commitment fee that we are required to pay to Treasury under the Purchase Agreement;

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

•

changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal, state, or local level;

•	enforcement actions against mortgage servicers and other mortgage industry participants by federal or state authorities;

•

the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in HAMP, the recently expanded HARP, and the non-HAMP standard loan modification initiative), and the effect of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the effect of any deficiencies in foreclosure documentation practices and related lengthening of the foreclosure timeline;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

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

96	Freddie Mac

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

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential effect on the market for our securities resulting from any purchases or sales by the Federal Reserve of Freddie Mac debt or mortgage-related securities;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•

changes to our underwriting or servicing requirements (including servicing alignment efforts under the servicing alignment initiative), our practices with respect to the disposition of REO properties, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q and our 2011 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their effects; and

•	market reactions to the foregoing.

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

97	Freddie Mac

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

For disclosures concerning our PMVS and duration gap, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate and Other Market Risks — PMVS and Duration Gap.” Our 2012 monthly average PMVS results, duration gap, and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

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

On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that establishes objectives and performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” and “OTHER INFORMATION — 2012 Conservatorship Scorecard” in our 2011 Annual Report for further information.

Legislated Increases to Guarantee Fees

Effective April 1, 2012, at the direction of FHFA, the guarantee fee on single-family residential mortgages sold to Freddie Mac was increased by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by us. Guarantee fees related to mortgage loans held by our consolidated trusts, including those attributable to the 10 basis point increase, are reported within our GAAP consolidated statements of comprehensive income in net interest income and the remittance of the additional fees to Treasury is reported in non-interest expense. We will pay the fees to Treasury on a quarterly basis beginning in September 2012.

FHFA recently stated that, consistent with the Temporary Payroll Tax Cut Continuation Act of 2011 and with previous commitments FHFA has made, FHFA will be announcing by the end of August another set of gradual adjustments in guarantee fee pricing that will take effect late in the year. We expect that we will be allowed to retain the revenue from this fee increase.

Legislation Related to Reforming Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae.

A number of bills were introduced in Congress in 2011 relating to reforming Freddie Mac, Fannie Mae, and the secondary mortgage market. We cannot predict whether or when any of the bills discussed therein might be enacted. We

98	Freddie Mac

expect additional bills relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress during the remainder of 2012.

For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Administration Report on Reforming the U.S. Housing Finance Market” and “— Legislation Related to Reforming Freddie Mac and Fannie Mae” in our 2011 Annual Report.

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

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the July 10, 2012 approval by the Commodity Futures Trading Commission (“CFTC”) and the SEC (collectively, the “Commissions”) of a joint final rule that further defined certain swap-related terms, including “swap.” The rule will become effective 60 days after publication in the Federal Register. Earlier this year, the Commissions finalized other terms, including “major swap participant” (“MSP”). In light of these rulemakings, we are analyzing whether Freddie Mac meets the criteria of an MSP. In general, if Freddie Mac were to meet the MSP criteria, it would be required to register with the CFTC, and it would face significant regulations, including those relating to reporting, recordkeeping and business conduct standards. The Commissions’ adoption of the final rule defining “swap” will also trigger the compliance dates for certain other swap rules that have been adopted by the Commissions, such as the final rule on real-time public reporting of swap transaction data. Meeting the requirements of these final rules may increase Freddie Mac’s administrative and compliance costs.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2011 Annual Report.

Developments Concerning Single-Family Servicing Practices

There have been a number of legislative and regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below and in “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices” in our 2011 Annual Report. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers as a result of these developments could expose Freddie Mac to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so. Recent developments include that a number of states are proposing and, in some cases, enacting a range of new rules that would affect the foreclosure process. For example, on July 11, 2012, the Governor of California signed into law a package of foreclosure prevention bills that will likely slow foreclosures in California, and impose stricter rules on mortgage servicers.

For more information on operational risks related to these developments in mortgage servicing, see “MD&A — RISK MANAGEMENT — Operational Risks” in our 2011 Annual Report.

99	Freddie Mac

FHFA Advisory Bulletin

On April 9, 2012, FHFA issued an advisory bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which was effective upon issuance and is applicable to Freddie Mac, Fannie Mae, and the FHLBs. The advisory bulletin establishes guidelines for adverse classification and identification of specified assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. Among other provisions, the advisory bulletin requires that we classify a single-family loan as “loss” when the loan is no more than 180 days delinquent. The advisory bulletin specifies that, once a loan is classified as “loss,” we generally are required to charge-off the portion of the loan balance that exceeds the fair value of the property, less cost to sell. The advisory bulletin also specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loan loss reserves or as a reduction in REO operations expenses. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. We are currently assessing the operational and accounting impacts of this advisory bulletin and have not yet determined when or how we will implement this bulletin or its impact on our consolidated financial statements.

Rule Concerning Prudential Management and Operations Standards

On June 8, 2012, FHFA published a final rule to establish prudential standards relating to the management and operations of Freddie Mac, Fannie Mae, and the FHLBs. The rule also includes other provisions relating to the possible consequences for a regulated entity that fails to operate in accordance with the standards or otherwise fails to comply with the rule. The standards became effective on August 7, 2012. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Prudential Management and Operations Standards” in our 2011 Annual Report.

Basel III Implementation

On June 7, 2012, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC (collectively, the “Banking Agencies”) jointly released three notices of proposed rulemaking that would revise and replace the Banking Agencies’ current capital rules by implementing the Basel III regulatory reforms as well as certain provisions of the Dodd-Frank Act. Implementation of the proposed rules would occur over a period of several years, with full implementation by January 1, 2019. If adopted as proposed, the rules would significantly revise the capital requirements applicable to banks, with potential impacts on mortgage origination, servicing, investing and securitization.

Market Risk Capital Rule

On June 12, 2012, the Banking Agencies jointly announced the finalization of a market risk capital rule applicable to banking organizations with aggregate trading assets and liabilities equal to 10% of total assets, or $1 billion or more. The rule amends the calculation of market risk in an attempt to better characterize the risks facing a particular institution and to help ensure the adequacy of capital related to the institution’s market risk-related positions. The standardized specific risk-weighting factors assigned to the GSEs’ equity and debt exposures are unchanged from the previous market risk capital rules. However, covered banks might face increased capital requirements under the new rule with respect to exposures to securitizations with credit tranches, potentially including certain Freddie Mac Other Guarantee Transactions. The rule is effective January 1, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to the liabilities we use to fund those assets. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2011 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

100	Freddie Mac

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

In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment, loan modification, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments could result in hedging-related losses.

Duration Gap and PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and six months ended June 30, 2012 and 2011. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Our PMVS-L (50 basis points) exposure at June 30, 2012 was $135 million; approximately half was driven by our duration exposure and the other half was driven by our negative convexity exposure. The PMVS-L at June 30, 2012 declined compared to December 31, 2011 primarily due to a decline in our duration exposure. On an average basis for the three and six months ended June 30, 2012, our PMVS-L (50 basis points) was $156 million and $189 million, respectively, which was primarily driven by our negative convexity exposure on our mortgage assets.

101	Freddie Mac

Table 55 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
June 30, 2012				$15	$135	$423
December 31, 2011				$7	$465	$1,349

	Three Month Ended June 30,
	2012			2011
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.0	$18	$156	0.1	$25	$419
Minimum	(0.5)	$1	$58	(0.2)	$4	$288
Maximum	0.6	$55	$292	0.6	$58	$558
Standard deviation	0.2	$13	$53	0.2	$13	$62

	Six Months Ended June 30,
	2012			2011
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.0	$17	$189	(0.1)	$23	$433
Minimum	(0.5)	$1	$58	(1.0)	$—	$280
Maximum	0.6	$57	$379	0.6	$58	$721
Standard deviation	0.2	$13	$61	0.3	$13	$84

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(0.3) billion at June 30, 2012, a decline of $1.7 billion from December 31, 2011. The decline was primarily driven by an increase in our issuance of longer-term debt beginning in the fourth quarter of 2011, which decreased our reliance on derivatives. In addition, the continued decline in interest rates decreased the duration of our hedged assets, which resulted in requiring fewer derivatives to hedge our portfolio.

Table 56 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
June 30, 2012	$434	$135	$(299)
December 31, 2011	$2,470	$465	$(2,005)

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

102	Freddie Mac

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012, at a reasonable level of assurance due to the two material weaknesses in our internal control over financial reporting discussed below.

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

•

The second material weakness, which was identified during our evaluation as of December 31, 2011, relates to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from elevated levels of employee turnover. We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. While we have been able to leverage succession plans and reassign responsibilities to maintain sound internal control over financial reporting in most areas, as a result of elevated levels of employee turnover, in the fourth quarter of 2011, we experienced a significant increase in the number of control breakdowns within certain areas of our information technology division, specifically within groups responsible for information change management and information security. During our evaluation as of December 31, 2011, we identified deficiencies in the following areas: (a) approval and monitoring of changes to certain technology applications and infrastructure; (b) monitoring of select privileged user activities; and (c) monitoring user activities performed on certain technology hardware systems. These control breakdowns could have affected applications which support our financial reporting processes. Elevated levels of employee turnover contributed to ineffective management oversight of controls in these areas resulting in these deficiencies. We believe that these issues aggregate to a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2012

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Employee turnover moderated in the second quarter of 2012 compared to the same period in 2011. We expect the public debate regarding the future role of the GSEs will affect employee turnover in the future. We continue to have concerns about staffing inadequacies, management depth, and low employee engagement which may affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities. Donald H. Layton, our new Chief Executive Officer, joined Freddie Mac on May 21, 2012. Anthony N. Renzi, Executive Vice President — Single-Family Business, Operations and Technology, resigned from his position and responsibilities effective May 11, 2012. Following the quarter ended June 30, 2012, William H. McDavid, our new Executive Vice President — General Counsel and Corporate Secretary, joined Freddie Mac on July 16, 2012.

Mitigating Actions Related to the Material Weaknesses in Internal Control Over Financial Reporting

As described under “Evaluation of Disclosure Controls and Procedures,” we have two material weaknesses in internal control over financial reporting as of June 30, 2012 that we have not remediated.

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

103	Freddie Mac

management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

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

We have performed the following mitigating actions regarding the material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover:

•	Reviewed potential unauthorized changes to applications supporting our financial statements for proper approvals.

•	Reviewed and approved user access capabilities for applications supporting our financial reporting processes.

•	Maintained effective business process controls over financial reporting.

•	Filled the vacant positions or reassigned responsibilities within the information change management group.

•	Took select actions targeted to reduce employee attrition in key control areas.

•	Continued to explore various strategic arrangements with outside firms to provide operational capability and staffing for these functions, if needed.

•	Assessed staffing requirements to ensure appropriate staffing over information security controls.

•	Evaluated automation capabilities for the identification and resolution of potential unauthorized system changes.

•	Initiated training for IT individuals who execute or manage change management and security controls.

We also intend to take the following remediation actions related to this material weakness:

•	Develop cross-training programs within this area to mitigate the risk to the internal control environment should we continue to experience high levels of employee turnover.

•	Fill the vacant positions or reassign responsibilities within the information security monitoring group.

•	Update our policies and procedures to document control processes.

In view of our mitigating actions related to these material weaknesses, we believe that our interim consolidated financial statements for the quarter ended June 30, 2012 have been prepared in conformity with GAAP.

104	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

105	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$16,806	$19,782	$34,274	$39,846
Unsecuritized	2,224	2,274	4,536	4,608

Total mortgage loans	19,030	22,056	38,810	44,454
Investments in securities	2,777	3,275	5,715	6,558
Other	21	18	34	52

Total interest income	21,828	25,349	44,559	51,064

Interest expense
Debt securities of consolidated trusts	(14,625)	(17,261)	(29,878)	(34,664)
Other debt	(2,660)	(3,333)	(5,476)	(6,898)

Total interest expense	(17,285)	(20,594)	(35,354)	(41,562)
Expense related to derivatives	(157)	(194)	(319)	(401)

Net interest income	4,386	4,561	8,886	9,101
Provision for credit losses	(155)	(2,529)	(1,980)	(4,518)

Net interest income after provision for credit losses	4,231	2,032	6,906	4,583

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(1)	(125)	(5)	98
Gains (losses) on retirement of other debt	(45)	3	(66)	15
Gains (losses) on debt recorded at fair value	62	(37)	45	(118)
Derivative gains (losses)	(882)	(3,807)	(1,938)	(4,234)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(135)	(230)	(610)	(1,284)
Portion of other-than-temporary impairment recognized in AOCI	37	(122)	(52)	(261)

Net impairment of available-for-sale securities recognized in earnings	(98)	(352)	(662)	(1,545)
Other gains (losses) on investment securities recognized in earnings	(356)	209	(644)	89
Other income	569	252	1,003	586

Non-interest income (loss)	(751)	(3,857)	(2,267)	(5,109)

Non-interest expense
Salaries and employee benefits	(227)	(219)	(403)	(426)
Professional services	(81)	(64)	(152)	(120)
Occupancy expense	(14)	(15)	(28)	(30)
Other administrative expenses	(79)	(86)	(155)	(169)

Total administrative expenses	(401)	(384)	(738)	(745)
Real estate owned operations income (expense)	30	(27)	(141)	(284)
Other expenses	(165)	(135)	(253)	(214)

Non-interest expense	(536)	(546)	(1,132)	(1,243)

Income (loss) before income tax benefit	2,944	(2,371)	3,507	(1,769)
Income tax benefit	76	232	90	306

Net income (loss)	3,020	(2,139)	3,597	(1,463)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(238)	903	909	2,844
Changes in unrealized gains (losses) related to cash flow hedge relationships	107	135	218	267
Changes in defined benefit plans	3	1	(43)	(8)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	(128)	1,039	1,084	3,103

Comprehensive income (loss)	$2,892	$(1,100)	$4,681	$1,640

Net income (loss)	$3,020	$(2,139)	$3,597	$(1,463)
Preferred stock dividends	(1,808)	(1,617)	(3,612)	(3,222)

Net income (loss) attributable to common stockholders	$1,212	$(3,756)	$(15)	$(4,685)

Net income (loss) per common share:
Basic	$0.37	$(1.16)	$—	$(1.44)
Diluted	$0.37	$(1.16)	$—	$(1.44)
Weighted average common shares outstanding (in thousands):
Basic	3,239,711	3,244,967	3,240,627	3,245,970
Diluted	3,239,711	3,244,967	3,240,627	3,245,970

The accompanying notes are an integral part of these consolidated financial statements.

106	Freddie Mac

FREDDIE MAC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $2, respectively, related to our consolidated VIEs)	$19,182	$28,442
Restricted cash and cash equivalents (includes $9,905 and $27,675, respectively, related to our consolidated VIEs)	10,240	28,063
Federal funds sold and securities purchased under agreements to resell (includes $18,250 and $0, respectively, related to our consolidated VIEs)	38,858	12,044
Investments in securities:
Available-for-sale, at fair value (includes $166 and $204, respectively, pledged as collateral that may be repledged)	194,098	210,659
Trading, at fair value	47,436	58,830

Total investments in securities	241,534	269,489
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $6,258 and $8,351, respectively)	1,532,939	1,564,131
Unsecuritized (net of allowances for loan losses of $29,298 and $30,912, respectively)	187,053	207,418

Total held-for-investment mortgage loans, net	1,719,992	1,771,549
Held-for-sale, at lower-of-cost-or-fair-value (includes $10,120 and $9,710 at fair value, respectively)	10,120	9,710

Total mortgage loans, net	1,730,112	1,781,259
Accrued interest receivable (includes $5,867 and $6,242, respectively, related to our consolidated VIEs)	7,460	8,062
Derivative assets, net	168	118
Real estate owned, net (includes $53 and $60, respectively, related to our consolidated VIEs)	4,809	5,680
Deferred tax assets, net	3,053	3,546
Other assets (Note 18) (includes $6,637 and $6,083, respectively, related to our consolidated VIEs)	10,919	10,513

Total assets	$2,066,335	$2,147,216

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $5,636 and $5,943, respectively, related to our consolidated VIEs)	$8,322	$8,898
Debt, net:
Debt securities of consolidated trusts held by third parties	1,468,613	1,471,437
Other debt (includes $2,158 and $3,015 at fair value, respectively)	581,743	660,546

Total debt, net	2,050,356	2,131,983
Derivative liabilities, net	336	435
Other liabilities (Note 18) (includes $2 and $3, respectively, related to our consolidated VIEs)	6,235	6,046

Total liabilities	2,065,249	2,147,362

Commitments and contingencies (Notes 9, 10, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,171
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,033,623 shares and 649,725,302 shares outstanding, respectively	—	—
Additional paid-in capital	1	3
Retained earnings (accumulated deficit)	(74,564)	(74,525)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $9,869 and $10,334, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(5,304)	(6,213)
Cash flow hedge relationships	(1,512)	(1,730)
Defined benefit plans	(95)	(52)

Total AOCI, net of taxes	(6,911)	(7,995)
Treasury stock, at cost, 75,830,263 shares and 76,138,584 shares, respectively	(3,885)	(3,909)

Total equity (deficit)	1,086	(146)

Total liabilities and equity (deficit)	$2,066,335	$2,147,216

The accompanying notes are an integral part of these consolidated financial statements.

107	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding
	Senior Preferred Stock	Preferred Stock	Common Stock	Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	(in millions)
Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$(401)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(1,463)	—	—	(1,463)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	3,103	—	3,103

Comprehensive income (loss)	—	—	—	—	—	—	—	(1,463)	3,103	—	1,640
Increase in liquidation preference	—	—	—	500	—	—	—	—	—	—	500
Stock-based compensation	—	—	—	—	—	—	7	—	—	—	7
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(42)	—	—	42	—
Transfer from retained earnings
(accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(3,222)	—	—	(3,222)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	(3)

Ending balance at June 30, 2011	1	464	650	$64,700	$14,109	$—	$1	$(67,449)	$(8,928)	$(3,911)	$(1,478)

Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,597	—	—	3,597
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,084	—	1,084

Comprehensive income	—	—	—	—	—	—	—	3,597	1,084	—	4,681
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings
(accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(3,616)	—	—	(3,616)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)

Ending balance at June 30, 2012	1	464	650	$72,336	$14,109	$—	$1	$(74,564)	$(6,911)	$(3,885)	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

108	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$3,597	$(1,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative (gains) losses	(98)	1,632
Asset related amortization - premiums, discounts, and basis adjustments	1,862	595
Debt related amortization - premiums and discounts on certain debt securities and basis adjustments	(2,231)	(311)
Net discounts paid on retirements of other debt	(346)	(469)
Net premiums received from issuance of debt securities of consolidated trusts	2,416	1,927
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	71	(113)
Provision for credit losses	1,980	4,518
Losses on investment activity	882	1,096
(Gains) losses on debt recorded at fair value	(45)	118
Deferred income tax (benefit) expense	(101)	15
Purchases of held-for-sale mortgage loans	(10,462)	(5,434)
Sales of mortgage loans acquired as held-for-sale	10,446	7,721
Repayments of mortgage loans acquired as held-for-sale	31	22
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(625)	(545)
Change in:
Accrued interest receivable	602	190
Accrued interest payable	(510)	(618)
Income taxes payable	119	(319)
Other, net	(1,022)	(181)

Net cash provided by operating activities	6,566	8,381

Cash flows from investing activities
Purchases of trading securities	(12,005)	(29,292)
Proceeds from sales of trading securities	7,466	24,076
Proceeds from maturities of trading securities	14,896	10,122
Purchases of available-for-sale securities	(2,821)	(7,687)
Proceeds from sales of available-for-sale securities	1,242	2,107
Proceeds from maturities of available-for-sale securities	19,049	17,965
Purchases of held-for-investment mortgage loans	(32,837)	(17,610)
Repayments of mortgage loans acquired as held-for-investment	240,799	159,045
Decrease in restricted cash	17,823	5,778
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	5,886	6,782
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(26,814)	12,915
Derivative premiums and terminations and swap collateral, net	53	(2,965)

Net cash provided by investing activities	232,737	181,236

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	60,505	43,997
Repayments of debt securities of consolidated trusts held by third parties	(226,720)	(217,330)
Proceeds from issuance of other debt	365,365	521,779
Repayments of other debt	(444,255)	(554,835)
Increase in liquidation preference of senior preferred stock	165	500
Payment of cash dividends on senior preferred stock	(3,616)	(3,222)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(8)	(31)

Net cash used in financing activities	(248,563)	(209,141)

Net decrease in cash and cash equivalents	(9,260)	(19,524)
Cash and cash equivalents at beginning of period	28,442	37,012

Cash and cash equivalents at end of period	$19,182	$17,488

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$39,105	$43,449
Net derivative interest carry	2,210	2,074
Income taxes	(108)	(1)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	163,676	143,324
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	163,676	143,324

The accompanying notes are an integral part of these consolidated financial statements.

109	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and the Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Annual Report.

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

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) contracting the dominant presence of the GSEs in the marketplace; (e) maintaining sound credit quality on the loans we purchase or guarantee; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator. On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that establishes objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. Based on our charter, other legislation, public statements from FHFA and Treasury officials, and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

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

110	Freddie Mac

the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements.

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the three and six months ended June 30, 2012. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ended December 31, 2012, or to the trend of earnings. The impact to earnings, net of taxes, of the errors corrected during both the three and six months ended June 30, 2012 was $97 million.

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

Change in Estimate

Single-family Loan Loss Reserve Severity

During the second quarter of 2012, we updated our method of estimating loss severity rates for single-family loan loss reserves to change from the most recent three months of sales experience on our distressed property dispositions to the most recent six months of sales experience on our distressed property dispositions. This change did not have a material impact on our consolidated financial statements.

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.

Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common equivalent shares outstanding: (a) the weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and (b) the weighted average of unvested restricted stock units. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2011 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share and “NOTE 11: FREDDIE MAC STOCKHOLDER’S EQUITY (DEFICIT) — Stock-Based Compensation” in this Form 10-Q for additional information on our earnings-per-share calculation.

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

111	Freddie Mac

Reconsideration of Effective Control for Repurchase Agreements

On January 1, 2012, we adopted an amendment to the accounting guidance for transfers and servicing with regard to repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removed the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that establishes objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan. We

112	Freddie Mac

continue to align our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard.

Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results, or financial condition. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, have adversely impacted and may continue to adversely impact our financial results, including our segment results. For example, our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forgo revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program and to the FHFA-directed servicing alignment initiative, which has increased, and will continue to increase, our expenses.

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

Since the report was delivered, the temporary high-cost area limits expired. In addition, as discussed below, we raised our guarantee fees and our mortgage-related investments portfolio has been reduced. We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this new law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no

113	Freddie Mac

less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase will be remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. Effective April 1, 2012, at the direction of FHFA, the guarantee fee on single-family residential mortgages sold to Freddie Mac and Fannie Mae was increased by 10 basis points.

Impact of the Purchase Agreement and FHFA Regulation and Other Restrictions on the Mortgage-Related Investments Portfolio

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases by 10% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $729 billion as of December 31, 2011 and may not exceed $656.1 billion as of December 31, 2012. The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $581.3 billion at June 30, 2012. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we received from the government during the three months ended June 30, 2012 include the following:

•

In June 2012 we received $19 million in funding from Treasury under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock was $72.3 billion as of June 30, 2012; and

•	In June 2012 we paid dividends of $1.8 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

At June 30, 2012, our assets exceeded our liabilities under GAAP; therefore there is no need for a draw from Treasury under the Purchase Agreement. As of June 30, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock is $7.2 billion, which exceeds our annual historical earnings in all but one period.

Through June 2012, we paid $20.1 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth. In addition, cash payment of quarterly commitment fees payable to Treasury will negatively impact our future net worth over the long-term. Treasury waived the fee for all quarters of 2011 and the first three quarters of 2012. The amount of the fee has not yet been established and could be substantial. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.

114	Freddie Mac

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

VIEs for which We are the Primary Beneficiary

Single-family PC Trusts

Our single-family PC trusts issue pass-through securities that represent undivided beneficial interests in pools of mortgages held by these trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for information on the nature of single-family PC trusts.

At June 30, 2012 and December 31, 2011, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion and $1.6 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for information on the nature of Other Guarantee Transactions. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and our obligation to absorb losses that could potentially be significant to the VIEs (e.g., the existence of third-party credit enhancements) varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee, whether covering all the issued beneficial interests or only the most senior ones. The nature of our credit guarantee typically determines whether we have power over the activities that most significantly impact the economic performance of the VIE.

We consolidate Other Guarantee Transactions when our credit guarantee is in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date and we also have the ability to direct servicing of the underlying assets, which is the power to direct the activities that most significantly impact the economic performance of these VIEs. For those Other Guarantee Transactions in which our credit guarantee is not in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date (i.e., our credit guarantee is in a secondary loss position), or we do not have the ability to direct servicing of the underlying assets, then we are not the primary beneficiary, and we do not consolidate the VIE.

Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $11.6 billion and $12.9 billion at June 30, 2012 and December 31, 2011, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

115	Freddie Mac

Consolidated VIEs

The table below represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	June 30, 2012	December 31, 2011
	(in millions)
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	9,905	27,675
Federal funds sold and securities purchased under agreements to resell	18,250	—
Mortgage loans held-for-investment by consolidated trusts	1,532,939	1,564,131
Accrued interest receivable	5,867	6,242
Real estate owned, net	53	60
Other assets	6,637	6,083

Total assets of consolidated VIEs	$1,573,652	$1,604,193

Accrued interest payable	$5,636	$5,943
Debt securities of consolidated trusts held by third parties	1,468,613	1,471,437
Other liabilities	2	3

Total liabilities of consolidated VIEs	$1,474,251	$1,477,383

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

116	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	June 30, 2012
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans(3)	Other(1)(4)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$34	$—	$—	$—	$—
Restricted cash and cash equivalents	—	24	—	19	196
Investments in securities:
Available-for-sale, at fair value	—	73,224	113,566	—	—
Trading, at fair value	526	13,600	12,861	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	69,237	—
Held-for-sale	—	—	—	10,120	—
Accrued interest receivable	—	408	384	329	6
Derivative assets, net	—	—	—	—	1
Other assets	—	512	—	276	416
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(41)
Other liabilities	—	(637)	—	(25)	(682)
Maximum Exposure to Loss	$560	$43,565	$140,841	$79,979	$11,052
Total Assets of Non-Consolidated VIEs(5)	$21,627	$50,209	$820,053	$148,326	$30,791

	December 31, 2011
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans(3)	Other(1)(4)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$447	$—	$—	$—	$—
Restricted cash and cash equivalents	—	53	—	33	167
Investments in securities:
Available-for-sale, at fair value	—	81,092	121,743	—	—
Trading, at fair value	302	16,047	15,473	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	72,295	—
Held-for-sale	—	—	—	9,710	—
Accrued interest receivable	—	471	420	353	6
Derivative assets, net	—	—	—	—	1
Other assets	—	432	1	375	434
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(42)
Other liabilities	—	(585)	—	(39)	(675)
Maximum Exposure to Loss	$749	$36,438	$153,620	$82,766	$11,198
Total Assets of Non-Consolidated VIEs(5)	$16,748	$41,740	$921,219	$134,145	$25,616

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. For our variable interests in non-consolidated Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable, and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

117	Freddie Mac

Asset-Backed Investment Trusts

At June 30, 2012 and December 31, 2011, we had investments in 16 and 11 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of June 30, 2012 were made in 2011 and 2012. At both June 30, 2012 and December 31, 2011, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report. Our investments in these trusts totaled $0.6 billion and $0.7 billion at June 30, 2012 and December 31, 2011, respectively, and are included as cash and cash equivalents, available-for-sale securities, or trading securities on our consolidated balance sheets. At both June 30, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

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

Our investments in these non-Freddie Mac securities at June 30, 2012 were made between 1994 and 2012. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of June 30, 2012 or December 31, 2011. Our investments in non-consolidated non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report. At both June 30, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase loans made to various multifamily real estate entities. We primarily purchase such loans for securitization. The loans we acquire usually are, at origination, equal to 80% or less of the value of the related underlying property. The remaining 20% of value is typically funded through equity contributions by the partners or members of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders.

118	Freddie Mac

We held approximately 7,000 unsecuritized multifamily loans at both June 30, 2012 and December 31, 2011. The UPB of our investments in these loans was $79.6 billion and $82.3 billion as of June 30, 2012 and December 31, 2011, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both June 30, 2012 and December 31, 2011, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs primarily includes certain of our other mortgage-related guarantees and other guarantee commitments that we account for as derivatives.

At June 30, 2012 and December 31, 2011, we were the primary beneficiary of two and one, respectively, real estate entities that invest in multifamily property, related to credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See “Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary” for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. See “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with other VIEs.

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

119	Freddie Mac

The table below summarizes the types of loans on our consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Table 4.1 — Mortgage Loans

	June 30, 2012			December 31, 2011
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family: (1)
Fixed-rate
Amortizing	$135,982	$1,390,242	$1,526,224	$153,177	$1,418,751	$1,571,928
Interest-only	2,942	11,842	14,784	3,184	14,758	17,942

Total fixed-rate	138,924	1,402,084	1,541,008	156,361	1,433,509	1,589,870

Adjustable-rate
Amortizing	3,013	68,967	71,980	3,428	68,362	71,790
Interest-only	9,137	37,467	46,604	10,376	43,655	54,031

Total adjustable-rate	12,150	106,434	118,584	13,804	112,017	125,821

Other Guarantee Transactions	—	11,522	11,522	—	12,776	12,776
FHA/VA and other governmental	1,441	3,132	4,573	1,494	3,254	4,748

Total single-family	152,515	1,523,172	1,675,687	171,659	1,561,556	1,733,215

Multifamily: (1)
Fixed-rate	67,151	—	67,151	69,647	—	69,647
Adjustable-rate	12,426	—	12,426	12,661	—	12,661
Other governmental	20	—	20	3	—	3

Total multifamily	79,597	—	79,597	82,311	—	82,311

Total UPB of mortgage loans	232,112	1,523,172	1,755,284	253,970	1,561,556	1,815,526

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,846)	16,025	10,179	(6,125)	10,926	4,801
Lower of cost or fair value adjustments on loans held-for-sale (2)	205	—	205	195	—	195
Allowance for loan losses on mortgage loans held-for-investment	(29,298)	(6,258)	(35,556)	(30,912)	(8,351)	(39,263)

Total mortgage loans, net	$197,173	$1,532,939	$1,730,112	$217,128	$1,564,131	$1,781,259

Mortgage loans, net:
Held-for-investment	$187,053	$1,532,939	$1,719,992	$207,418	$1,564,131	$1,771,549
Held-for-sale	10,120	—	10,120	9,710	—	9,710

Total mortgage loans, net	$197,173	$1,532,939	$1,730,112	$217,128	$1,564,131	$1,781,259

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with mortgage loans for which we have made a fair value election.

During the three months ended June 30, 2012 and 2011, we purchased $86.8 billion and $62.2 billion, respectively, in UPB of single-family mortgage loans and $0.1 billion and $0.9 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. During the six months ended June 30, 2012 and 2011, we purchased $189.6 billion and $158.0 billion, respectively, in UPB of single-family mortgage loans and $0.4 billion and $1.7 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information. We did not have any reclassifications of mortgage loans into held-for-sale during the three and six months ended June 30, 2012. We did not sell any held-for-investment loans during the three and six months ended June 30, 2012.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both June 30, 2012 and December 31, 2011, approximately 15% of loans in our single-family credit

120	Freddie Mac

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

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of June 30, 2012				As of December 31, 2011
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$651,812	$348,780	$226,484	$1,227,076	$641,698	$383,320	$247,468	$1,272,486
15-year amortizing fixed-rate (3)	248,366	17,228	3,809	269,403	238,287	18,280	2,966	259,533
Adjustable-rate(4)	47,680	12,428	7,456	67,564	43,728	13,826	9,180	66,734
Alt-A, interest-only, and option ARM(5)	27,779	25,361	68,679	121,819	30,589	29,251	79,418	139,258

Total single-family loans	$975,637	$403,797	$306,428	1,685,862	$954,302	$444,677	$339,032	1,738,011

Multifamily loans				69,686				72,801

Total recorded investment of held-for-investment loans				$1,755,548				$1,810,812

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on either: (a) the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price for purchase mortgages; or (b) a third-party appraisal for refinance mortgages. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 12.8% as of both June 30, 2012 and December 31, 2011.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts gradually after five years to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a rate adjustment provision, because the future rates are determined at the time of the modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

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

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserve

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. The table below presents loan loss reserves activity for the single-family and multifamily loans we own or guarantee.

121	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$30,436	$7,139	$196	$37,771	$28,898	$9,517	$143	$38,558
Provision (benefit) for credit losses	(1,157)	1,334	—	177	318	2,203	21	2,542
Charge-offs (2)	(3,074)	(226)	(3)	(3,303)	(3,570)	(195)	(3)	(3,768)
Recoveries(2)	456	29	—	485	773	27	—	800
Transfers, net(3)	2,188	(2,018)	(2)	168	2,864	(2,604)	(2)	258

Ending balance	$28,849	$6,258	$191	$35,298	$29,283	$8,948	$159	$38,390

Multifamily:
Beginning balance	$489	$—	$36	$525	$673	$—	$74	$747
Provision (benefit) for credit losses	(33)	—	11	(22)	(8)	—	(5)	(13)
Charge-offs(2)	(7)	—	—	(7)	(29)	—	—	(29)

Ending balance	$449	$—	$47	$496	$636	$—	$69	$705

Total:
Beginning balance	$30,925	$7,139	$232	$38,296	$29,571	$9,517	$217	$39,305
Provision (benefit) for credit losses	(1,190)	1,334	11	155	310	2,203	16	2,529
Charge-offs(2)	(3,081)	(226)	(3)	(3,310)	(3,599)	(195)	(3)	(3,797)
Recoveries(2)	456	29	—	485	773	27	—	800
Transfers, net(3)	2,188	(2,018)	(2)	168	2,864	(2,604)	(2)	258

Ending balance	$29,298	$6,258	$238	$35,794	$29,919	$8,948	$228	$39,095

	Six Months Ended June 30,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$30,406	$8,351	$159	$38,916	$27,317	$11,644	$137	$39,098
Provision (benefit) for credit losses	(888)	2,867	42	2,021	725	3,834	32	4,591
Charge-offs(2)	(6,499)	(475)	(6)	(6,980)	(6,874)	(437)	(4)	(7,315)
Recoveries(2)	955	45	—	1,000	1,437	47	—	1,484
Transfers, net(3)	4,875	(4,530)	(4)	341	6,678	(6,140)	(6)	532

Ending balance	$28,849	$6,258	$191	$35,298	$29,283	$8,948	$159	$38,390

Multifamily:
Beginning balance	$506	$—	$39	$545	$730	$—	$98	$828
Provision (benefit) for credit losses	(49)	—	8	(41)	(53)	—	(20)	(73)
Charge-offs(2)	(8)	—	—	(8)	(41)	—	—	(41)
Transfers, net(3)	—	—	—	—	—	—	(9)	(9)

Ending balance	$449	$—	$47	$496	$636	$—	$69	$705

Total:
Beginning balance	$30,912	$8,351	$198	$39,461	$28,047	$11,644	$235	$39,926
Provision (benefit) for credit losses	(937)	2,867	50	1,980	672	3,834	12	4,518
Charge-offs(2)	(6,507)	(475)	(6)	(6,988)	(6,915)	(437)	(4)	(7,356)
Recoveries(2)	955	45	—	1,000	1,437	47	—	1,484
Transfers, net(3)	4,875	(4,530)	(4)	341	6,678	(6,140)	(15)	523

Ending balance	$29,298	$6,258	$238	$35,794	$29,919	$8,948	$228	$39,095

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.94%				2.01%

(1)	Loans associated with our reserve for guarantee losses are those that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $74 million and $103 million for the three months ended June 30, 2012 and 2011, respectively, and $175 million and $209 million for the six months ended June 30, 2012 and 2011, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	Consists of: (a) approximately $2.0 billion and $2.6 billion during the three months ended June 30, 2012 and 2011, respectively, and $4.5 billion and $6.1 billion during the six months ended June 30, 2012 and 2011, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $159 million and $327 million during the three months ended June 30, 2012 and 2011, respectively, and $330 million and $623 million during the six months ended June 30, 2012 and 2011, respectively, attributable to recapitalization of past due interest on modified mortgage loans; (c) $0 million and $275 million during the three months ended June 30, 2012 and 2011, respectively, and $0 million and $323 million during the six months ended June 30, 2012 and 2011, respectively, related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for estimated credit losses; and (d) $9 million and $206 million during the three months ended June 30, 2012 and 2011, respectively, and $10 million and $231 million during the six months ended June 30, 2012 and 2011, respectively of other transfers.

122	Freddie Mac

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	June 30, 2012			December 31, 2011
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,619,911	$67,179	$1,687,090	$1,677,974	$70,131	$1,748,105
Individually evaluated	65,951	2,507	68,458	60,037	2,670	62,707

Total recorded investment	1,685,862	69,686	1,755,548	1,738,011	72,801	1,810,812

Ending balance of the allowance for loan losses:
Collectively evaluated	(19,066)	(217)	(19,283)	(23,657)	(260)	(23,917)
Individually evaluated	(16,041)	(232)	(16,273)	(15,100)	(246)	(15,346)

Total ending balance of the allowance	(35,107)	(449)	(35,556)	(38,757)	(506)	(39,263)

Net investment in mortgage loans	$1,650,755	$69,237	$1,719,992	$1,699,254	$72,295	$1,771,549

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.5% and 13.0% of the recorded investment in such loans at June 30, 2012 and December 31, 2011, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.4% and 0.5% of the recorded investment in such loans as of June 30, 2012 and December 31, 2011, respectively.

Credit Protection and Other Forms of Credit Enhancement

In connection with many of our mortgage loans held-for-investment and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements.

123	Freddie Mac

The table below presents the UPB of loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in millions)
Single-family:
Primary mortgage insurance	$186,703	$198,007	$46,176	$48,741
Lender recourse and indemnifications	8,467	8,798	8,313	8,453
Pool insurance (3)	21,481	26,754	2,008	2,210
HFA indemnification(4)	7,751	8,637	3,323	3,323
Subordination(5)	3,115	3,281	580	647
Other credit enhancements	122	133	75	99

Total	$227,639	$245,610	$60,475	$63,473

Multifamily:
HFA indemnification(4)	$1,206	$1,331	$699	$699
Subordination(5)	31,827	23,636	4,922	3,359
Other credit enhancements	8,092	8,334	2,523	2,554

Total	$41,125	$33,301	$8,144	$6,612

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $15.2 billion and $16.6 billion in UPB of single-family loans underlying Other Guarantee Transactions as of June 30, 2012 and December 31, 2011, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end, including amounts for certain policies that allow for cross collateralization, which represents duplicate coverage in certain cases. Prior period amounts have been revised to conform to current period presentation. Excludes approximately $10.3 billion and $13.5 billion in UPB at June 30, 2012 and December 31, 2011, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts provide insurance on a group of mortgage loans up to a stated aggregate loss limit. We did not buy pool insurance during the first half of 2012. In recent periods, we also reached the maximum limit of recovery on certain pool insurance contracts. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.6 billion and $4.7 billion as of June 30, 2012 and December 31, 2011, respectively.

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

124	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at June 30, 2012				For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in millions)
Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate (2)	$6,570	$3,015	$—	$3,015	$3,025	$82	$3,075	$161
15-year amortizing fixed-rate (2)	54	21	—	21	21	2	21	3
Adjustable rate (3)	11	5	—	5	5	—	5	—
Alt-A, interest-only, and option ARM (4)	1,825	824	—	824	826	13	841	29

Total with no specific allowance recorded	8,460	3,865	—	3,865	3,877	97	3,942	193

With specific allowance recorded: (5)
20 and 30-year or more, amortizing fixed-rate (2)	49,655	48,535	(12,077)	36,458	47,700	335	46,360	646
15-year amortizing fixed-rate (2)	400	384	(46)	338	359	4	345	8
Adjustable rate (3)	330	319	(67)	252	289	1	273	3
Alt-A, interest-only, and option ARM (4)	13,179	12,848	(3,851)	8,997	12,554	63	12,234	132

Total with specific allowance recorded	63,564	62,086	(16,041)	46,045	60,902	403	59,212	789

Combined single-family:
20 and 30-year or more, amortizing fixed-rate (2)	56,225	51,550	(12,077)	39,473	50,725	417	49,435	807
15-year amortizing fixed-rate (2)	454	405	(46)	359	380	6	366	11
Adjustable rate (3)	341	324	(67)	257	294	1	278	3
Alt-A, interest-only, and option ARM (4)	15,004	13,672	(3,851)	9,821	13,380	76	13,075	161

Total single-family (6)	$72,024	$65,951	$(16,041)	$49,910	$64,779	$500	$63,154	$982

Multifamily —
With no specific allowance recorded (7)	$1,120	$1,108	$—	$1,108	$1,109	$15	$1,263	$31
With specific allowance recorded	1,407	1,399	(232)	1,167	1,404	18	1,498	36

Total multifamily	$2,527	$2,507	$(232)	$2,275	$2,513	$33	$2,761	$67

Total single-family and multifamily	$74,551	$68,458	$(16,273)	$52,185	$67,292	$533	$65,915	$1,049

	Balance at December 31, 2011				For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in millions)
Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate (2)	$7,073	$3,200	$—	$3,200	$3,449	$85	$3,503	$177
15-year amortizing fixed-rate (2)	57	23	—	23	43	2	45	4
Adjustable rate (3)	13	6	—	6	7	—	7	—
Alt-A, interest-only, and option ARM (4)	1,987	881	—	881	986	19	1,007	40

Total with no specific allowance recorded	9,130	4,110	—	4,110	4,485	106	4,562	221

With specific allowance recorded: (5)
20 and 30-year or more, amortizing fixed-rate (2)	44,672	43,533	(11,253)	32,280	31,404	141	29,591	317
15-year amortizing fixed-rate (2)	367	347	(43)	304	156	2	155	5
Adjustable rate (3)	280	268	(59)	209	105	1	102	2
Alt-A, interest-only, and option ARM (4)	12,103	11,779	(3,745)	8,034	8,279	21	7,777	54

Total with specific allowance recorded	57,422	55,927	(15,100)	40,827	39,944	165	37,625	378

Combined single-family:
20 and 30-year or more, amortizing fixed-rate (2)	51,745	46,733	(11,253)	35,480	34,853	226	33,094	494
15-year amortizing fixed-rate (2)	424	370	(43)	327	199	4	200	9
Adjustable rate (3)	293	274	(59)	215	112	1	109	2
Alt-A, interest-only, and option ARM (4)	14,090	12,660	(3,745)	8,915	9,265	40	8,784	94

Total single-family (6)	$66,552	$60,037	$(15,100)	$44,937	$44,429	$271	$42,187	$599

Multifamily —
With no specific allowance recorded (7)	$1,049	$1,044	$—	$1,044	$837	$12	$891	$22
With specific allowance recorded	1,644	1,626	(246)	1,380	2,027	26	2,122	50

Total multifamily	$2,693	$2,670	$(246)	$2,424	$2,864	$38	$3,013	$72

Total single-family and multifamily	$69,245	$62,707	$(15,346)	$47,361	$47,293	$309	$45,200	$671

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(5)	Consists primarily of mortgage loans classified as TDRs.
(6)	As of June 30, 2012 and December 31, 2011 includes $63.6 billion and $57.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.5 billion and $9.1 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (1) for additional information.
(7)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

125	Freddie Mac

Interest income foregone on individually impaired loans was $0.6 billion and $1.1 billion for the three and six months ended June 30, 2012, respectively, compared to $0.3 billion $0.7 billion for the three and six months ended June 30, 2011, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	June 30, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,153,027	$21,757	$7,592	$44,700	$1,227,076	$44,583
15-year amortizing fixed-rate(2)	266,530	1,298	296	1,279	269,403	1,272
Adjustable-rate(3)	65,080	638	213	1,633	67,564	1,629
Alt-A, interest-only, and option ARM(4)	96,960	3,675	1,603	19,581	121,819	19,551

Total single-family	1,581,597	27,368	9,704	67,193	1,685,862	67,035

Total multifamily	69,538	3	—	145	69,686	1,737

Total single-family and multifamily	$1,651,135	$27,371	$9,704	$67,338	$1,755,548	$68,772

	December 31, 2011
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,191,809	$24,964	$9,006	$46,707	$1,272,486	$46,600
15-year amortizing fixed-rate(2)	256,306	1,499	361	1,367	259,533	1,361
Adjustable-rate(3)	63,929	724	239	1,842	66,734	1,838
Alt-A, interest-only, and option ARM(4)	109,967	4,617	2,172	22,502	139,258	22,473

Total single-family	1,622,011	31,804	11,778	72,418	1,738,011	72,272

Total multifamily	72,715	2	15	69	72,801	1,882

Total single-family and multifamily	$1,694,726	$31,806	$11,793	$72,487	$1,810,812	$74,154

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of June 30, 2012, there were $2.1 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $7.5 billion and $16.7 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three and six months ended

126	Freddie Mac

June 30, 2012, respectively, compared to $10.6 billion and $25.2 billion during the three and six months ended June 30, 2011, respectively.

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	June 30, 2012	December 31, 2011
Single-family:
Non-credit-enhanced portfolio:
Serious delinquency rate	2.72%	2.80%
Total number of seriously delinquent loans	259,874	273,184
Credit-enhanced portfolio:
Serious delinquency rate	7.38%	7.56%
Total number of seriously delinquent loans	107,772	120,622
Other Guarantee Transactions:(2)
Serious delinquency rate	10.58%	10.54%
Total number of seriously delinquent loans	18,924	20,328
Total single-family:
Serious delinquency rate	3.45%	3.58%
Total number of seriously delinquent loans	386,570	414,134
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.19%	0.11%
UPB of delinquent loans (in millions)	$154	$93
Credit-enhanced portfolio:
Delinquency rate	0.44%	0.52%
UPB of delinquent loans (in millions)	$177	$166
Total Multifamily:
Delinquency rate	0.27%	0.22%
UPB of delinquent loans (in millions)	$331	$259

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury.

Troubled Debt Restructurings

On July 1, 2011, we adopted an amendment to the accounting guidance for receivables, which clarifies the guidance regarding a creditor’s evaluation of when a restructuring is considered a TDR. While our adoption of this amendment did not have an effect on how we account for TDRs, it did have a significant impact on the population of loans that we account for as TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” in our 2011 Annual Report for further information on our implementation of this guidance.

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

127	Freddie Mac

level on at least a monthly basis. For loans in a modification trial period, we do not receive the terms of the expected completed modification until the modification is completed.

In the case of borrowers considered for modifications, our servicers typically obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reduction; (b) term extension; and (c) principal forbearance. Principal forbearance is when a portion of the principal is made non-interest-bearing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans. During the three and six months ended June 30, 2012, approximately 76% and 70%, of completed modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 21% and 22%, respectively, involved principal forbearance in addition to interest rate reductions and term extensions. During the three and six months ended June 30, 2012, the average term extension was 122 and 108 months and the average interest rate reduction was 2.6% and 2.8%, respectively, on completed modifications classified as TDRs.

Multifamily TDRs

The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as whether the borrower’s modified interest rate is consistent with that of a borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to one year with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate or extending the maturity for longer than one year. In cases where we do modify the contractual terms of the loan, the changes in terms may be similar to those of single-family loans, such as an extension of the term, reduction of contractual rate, principal forbearance, or some combination of these features.

TDR Activity and Performance

The table below provides additional information about both our single-family and multifamily TDR activity during the three and six months ended June 30, 2012, based on the original category of the loan before the loan was classified as a TDR. Our presentation of TDR activity includes all loans that were newly classified as a TDR during the respective period. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent activity would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.4 — TDR Activity, by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(in millions, except for number of loans)
Single-family
20 and 30-year or more, amortizing fixed-rate	20,492	$3,642	17,295	$3,579	35,564	$6,285	36,195	$7,504
15-year amortizing fixed-rate	1,103	105	778	86	2,065	192	1,634	184
Adjustable-rate(1)	558	107	428	96	1,009	192	925	203
Alt-A, interest-only, and option ARM	4,931	1,239	5,924	1,643	8,656	2,200	12,651	3,487

Total Single-family	27,084	5,093	24,425	5,404	47,294	8,869	51,405	11,378

Multifamily	10	95	9	111	14	117	11	114

Total	27,094	$5,188	24,434	$5,515	47,308	$8,986	51,416	$11,492

(1)	Includes balloon/reset mortgage loans.

The measurement of impairment for single-family TDRs is based on the excess of our recorded investment in the loan over the present value of the loan’s expected future cash flows. For multifamily loans, we use an estimate of the fair value of the loan’s collateral rather than the present value of expected future cash flows to determine the amount of impairment. Generally, restructurings of single-family loans that are TDRs have a higher allowance for loan losses than restructurings that

128	Freddie Mac

are not considered TDRs because TDRs involve a concession being granted to the borrower. Our process for determining the appropriate allowance for loan losses for both single-family and multifamily loans considers the impact that our loss mitigation activities, such as loan restructurings, have on probabilities of default. For single-family loans evaluated individually and collectively for impairment that have been modified, the probability of default is affected by the incidence of redefault that we have experienced on similar loans that have completed a modification. For multifamily loans, the incidence of redefault on loans that have been modified does not directly affect the allowance for loan losses as our multifamily loans are generally evaluated individually for impairment. Individual impairment for our multifamily loans is based on the fair value of the underlying collateral and contemplates the unique facts and circumstances of the loan. The process for determining the appropriate allowance for loan losses for multifamily loans evaluated collectively for impairment considers the incidence of redefault on loans that have completed a modification.

The table below presents the volume of payment defaults of our TDR modifications based on the original category of the loan before restructuring. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. Modified loans within the option ARM category continue to remain in that category even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during the six months ended June 30, 2012 resulted in a modified loan with a fixed interest rate. Approximately $43 billion in UPB of our completed HAMP loan modifications at June 30, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. The table below reflects only performance of completed modifications and excludes loans subject to other loss mitigation activity that were classified as TDRs.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(in millions, except number of loans modified)
Single-family
20 and 30-year or more, amortizing fixed-rate	4,149	$765	5,740	$1,070	9,037	$1,684	11,349	$2,144
15-year amortizing fixed-rate	205	21	216	22	437	45	410	43
Adjustable-rate	102	22	122	25	200	44	245	51
Alt-A, interest-only, and option ARM	840	221	1,461	384	1,888	499	3,035	805

Total single-family	5,296	$1,029	7,539	$1,501	11,562	$2,272	15,039	$3,043

Multifamily	1	$6	—	$—	2	$8	—	$—

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification event during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure. We only include payment defaults for a single loan once during each quarter; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent period.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of June 30, 2012.

During the six months ended June 30, 2012, there were 1,751 loans where we engaged in other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $264 million that returned to a current payment status, and then subsequently became two months delinquent. In addition, during the six months ended June 30, 2012, there were 2,925 loans with other loss mitigation activities initially classified as TDRs, with a post-TDR recorded investment of $483 million that subsequently completed a loss event, such as a short sale or a foreclosure transfer.

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

129	Freddie Mac

The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

Table 6.1 — REO

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance — REO, gross	$5,935	$7,149	$6,244	$7,908
Additions	1,745	2,408	3,880	4,861
Dispositions	(2,509)	(3,024)	(4,953)	(6,236)

Ending balance — REO, gross	5,171	6,533	5,171	6,533

Beginning balance, valuation allowance	(481)	(773)	(564)	(840)
Change in valuation allowance	119	172	202	239

Ending balance, valuation allowance	(362)	(601)	(362)	(601)

Ending balance — REO, net	$4,809	$5,932	$4,809	$5,932

The REO balance, net at June 30, 2012 and December 31, 2011 associated with single-family properties was $4.7 billion and $5.5 billion, respectively, and the balance associated with multifamily properties was $94 million and $133 million, respectively. The North Central region represented approximately 34% and 26% of our single-family REO additions during the three months ended June 30, 2012 and 2011, respectively, based on the number of properties, and the Southeast region represented approximately 30% and 21% of our single-family REO additions during these periods, respectively. Our single-family REO inventory consisted of 53,271 properties and 60,535 properties at June 30, 2012 and December 31, 2011, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.

Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized gains (losses) of $181 million and $(48) million on REO dispositions during the three months ended June 30, 2012 and 2011, respectively, and $261 million and $(174) million on REO dispositions during the six months ended June 30, 2012 and 2011, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $(26) million and $5 million during the three months ended June 30, 2012 and 2011, respectively, and $(24) million and $156 million during the six months ended June 30, 2012 and 2011, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the six months ended June 30, 2012 and 2011 was $3.5 billion and $4.4 billion, respectively.

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At June 30, 2012 and December 31, 2011, all available-for-sale securities are mortgage-related securities.

130	Freddie Mac

Table 7.1 — Available-For-Sale Securities

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$67,511	$5,757	$(44)	$73,224
Subprime	38,532	61	(12,815)	25,778
CMBS	50,339	3,183	(540)	52,982
Option ARM	8,420	5	(2,997)	5,428
Alt-A and other	12,851	111	(2,229)	10,733
Fannie Mae	16,485	1,205	(1)	17,689
Obligations of states and political subdivisions	7,151	169	(12)	7,308
Manufactured housing	769	7	(50)	726
Ginnie Mae	200	30	—	230

Total available-for-sale securities	$202,258	$10,528	$(18,688)	$194,098

December 31, 2011
Available-for-sale securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Subprime	41,347	60	(13,408)	27,999
CMBS	53,637	2,574	(548)	55,663
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Fannie Mae	19,023	1,303	(4)	20,322
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766
Ginnie Mae	219	30	—	249

Total available-for-sale securities	$220,217	$10,557	$(20,115)	$210,659

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

131	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
June 30, 2012	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,969	$—	$(11)	$(11)	$1,868	$—	$(33)	$(33)	$3,837	$—	$(44)	$(44)
Subprime	71	(12)	—	(12)	25,520	(10,518)	(2,285)	(12,803)	25,591	(10,530)	(2,285)	(12,815)
CMBS	888	(16)	(20)	(36)	3,311	(151)	(353)	(504)	4,199	(167)	(373)	(540)
Option ARM	16	(2)	—	(2)	5,324	(2,908)	(87)	(2,995)	5,340	(2,910)	(87)	(2,997)
Alt-A and other	296	(9)	—	(9)	9,138	(1,750)	(470)	(2,220)	9,434	(1,759)	(470)	(2,229)
Fannie Mae	161	—	—	—	10	—	(1)	(1)	171	—	(1)	(1)
Obligations of states and political subdivisions	148	—	(1)	(1)	454	—	(11)	(11)	602	—	(12)	(12)
Manufactured housing	127	(4)	—	(4)	334	(38)	(8)	(46)	461	(42)	(8)	(50)

Total available-for-sale securities in a gross unrealized loss position	$3,676	$(43)	$(32)	$(75)	$45,959	$(15,365)	$(3,248)	$(18,613)	$49,635	$(15,408)	$(3,280)	$(18,688)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2011	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$2,196	$—	$(4)	$(4)	$1,884	$—	$(44)	$(44)	$4,080	$—	$(48)	$(48)
Subprime	8	(1)	—	(1)	27,742	(10,785)	(2,622)	(13,407)	27,750	(10,786)	(2,622)	(13,408)
CMBS	997	(20)	(41)	(61)	3,573	(9)	(478)	(487)	4,570	(29)	(519)	(548)
Option ARM	95	(13)	—	(13)	5,743	(3,067)	(89)	(3,156)	5,838	(3,080)	(89)	(3,169)
Alt-A and other	1,197	(114)	(4)	(118)	9,070	(2,088)	(606)	(2,694)	10,267	(2,202)	(610)	(2,812)
Fannie Mae	1,144	—	(2)	(2)	14	—	(2)	(2)	1,158	—	(4)	(4)
Obligations of states and political subdivisions	292	—	(6)	(6)	2,157	—	(60)	(60)	2,449	—	(66)	(66)
Manufactured housing	197	(5)	—	(5)	345	(44)	(11)	(55)	542	(49)	(11)	(60)

Total available-for-sale securities in a gross unrealized loss position	$6,126	$(153)	$(57)	$(210)	$50,528	$(15,993)	$(3,912)	$(19,905)	$56,654	$(16,146)	$(3,969)	$(20,115)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At June 30, 2012, total gross unrealized losses on available-for-sale securities were $18.7 billion. The gross unrealized losses relate to 1,347 individual lots representing 1,289 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized in AOCI. The credit component represents the amount by which the present value of expected future cash flows to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that we expect to collect, discounted at the effective interest rate implicit in the security’s contractual yield based on the initial acquisition cost or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

132	Freddie Mac

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

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

133	Freddie Mac

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

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	June 30, 2012
	Subprime First Lien(2)	Option ARM	Alt-A(1)
			Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$1,165	$111	$791	$483	$2,106
Weighted average collateral defaults(3)	32%	31%	8%	45%	25%
Weighted average collateral severities(4)	56%	49%	43%	47%	36%
Weighted average voluntary prepayment rates(5)	5%	7%	22%	7%	8%
Average credit enhancement(6)	43%	12%	14%	18%	15%
2005:
UPB	$5,646	$2,689	$1,122	$787	$3,787
Weighted average collateral defaults(3)	53%	48%	22%	55%	38%
Weighted average collateral severities(4)	67%	57%	50%	53%	45%
Weighted average voluntary prepayment rates(5)	4%	6%	15%	6%	7%
Average credit enhancement(6)	51%	9%	2%	24%	4%
2006:
UPB	$18,964	$6,142	$508	$1,037	$1,119
Weighted average collateral defaults(3)	65%	62%	33%	61%	50%
Weighted average collateral severities(4)	72%	63%	56%	61%	52%
Weighted average voluntary prepayment rates(5)	5%	5%	14%	7%	7%
Average credit enhancement(6)	12%	—%	5%	(3)%	—%
2007:
UPB	$20,531	$4,016	$153	$1,286	$292
Weighted average collateral defaults(3)	62%	52%	50%	58%	57%
Weighted average collateral severities(4)	73%	62%	66%	61%	61%
Weighted average voluntary prepayment rates(5)	5%	6%	12%	8%	6%
Average credit enhancement(6)	14%	10%	8%	(10)%	—%
Total:
UPB	$46,306	$12,958	$2,574	$3,593	$7,304
Weighted average collateral defaults(3)	61%	56%	22%	56%	37%
Weighted average collateral severities(4)	72%	62%	53%	58%	46%
Weighted average voluntary prepayment rates(5)	5%	6%	17%	7%	8%
Average credit enhancement(6)	19%	5%	7%	3%	6%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second lien loans.
(3)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement. Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any.

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

134	Freddie Mac

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2012.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2012. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Bond Insurance

We rely on bond insurance to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Available-for-sale securities:
Subprime	$(58)	$(70)	$(499)	$(804)
Option ARM	(18)	(65)	(66)	(346)
Alt-A and other	(2)	(32)	(59)	(72)
CMBS(1)	(19)	(183)	(35)	(318)
Manufactured housing	(1)	(2)	(3)	(5)

Total other-than-temporary impairments on available-for-sale securities	$(98)	$(352)	$(662)	$(1,545)

(1)	Includes $154 million of other-than-temporary impairments recognized in earnings for the three and six months ended June 30, 2011, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to

135	Freddie Mac

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

Six Months Ended June 30, 2012
(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	40
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	622
Reductions:
Amounts related to securities which were sold, written off or matured	(656)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(116)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$15,863

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$34	$—	$34	$77
Fannie Mae	1	14	13	14
Option ARM	3	—	3	—
CMBS	6	—	82	—
Obligations of states and political subdivisions	—	3	1	4

Total mortgage-related securities gross realized gains	44	17	133	95

Non-mortgage-related securities:
Asset-backed securities	—	(2)	—	—

Total non-mortgage-related securities gross realized gains	—	(2)	—	—

Gross realized gains	44	15	133	95

Gross realized losses
Mortgage related securities:(1)
CMBS	—	(80)	—	(80)

Total mortgage-related securities gross realized losses	—	(80)	—	(80)

Gross realized losses	—	(80)	—	(80)

Net realized gains (losses)	$44	$(65)	$133	$15

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

136	Freddie Mac

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

June 30, 2012	Amortized Cost	Fair Value
	(in millions)
Available-for-sale securities:
Due within 1 year or less	$17	$18
Due after 1 through 5 years	1,963	2,068
Due after 5 through 10 years	3,253	3,436
Due after 10 years	197,025	188,576

Total available-for-sale securities	$202,258	$194,098

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

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

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Six Months Ended June 30,
	2012	2011
	(in millions)
Beginning balance	$(6,213)	$(9,678)
Net unrealized holding gains(1)	566	1,849
Net reclassification adjustment for net realized losses(2)(3)	343	995

Ending balance	$(5,304)	$(6,834)

(1)	Net of tax expense of $304 million and $1.0 billion for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of tax benefit of $185 million and $536 million for the six months ended June 30, 2012 and 2011, respectively.
(3)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of comprehensive income as impairment losses on available-for-sale securities of $430 million and $1.0 billion, net of taxes, for the six months ended June 30, 2012 and 2011, respectively.

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	June 30, 2012	December 31, 2011
	(in millions)
Mortgage-related securities:
Freddie Mac	$13,600	$16,047
Fannie Mae	12,546	15,165
Ginnie Mae	147	156
Other	178	164

Total mortgage-related securities	26,471	31,532

Non-mortgage-related securities:
Asset-backed securities	526	302
Treasury bills	900	100
Treasury notes	18,140	24,712
FDIC-guaranteed corporate medium-term notes	1,399	2,184

Total non-mortgage-related securities	20,965	27,298

Total fair value of trading securities	$47,436	$58,830

137	Freddie Mac

Trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were at a net premium (i.e., have higher net fair value than UPB) as of June 30, 2012.

For the three months ended June 30, 2012 and 2011, we recorded net unrealized gains (losses) on trading securities held at those dates of $0.4 billion and $0.2 billion, respectively. For the six months ended June 30, 2012 and 2011, we recorded net unrealized gains (losses) on trading securities held at those dates of $0.8 billion and $10 million, respectively.

Total trading securities include $1.6 billion and $1.9 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of June 30, 2012 and December 31, 2011. Gains (losses) on trading securities on our consolidated statements of comprehensive income include losses of $38 million and $89 million, respectively, related to these hybrid financial securities for the three and six months ended June 30, 2012. Gains (losses) on trading securities include gains (losses) of $11 million and $(30) million related to these trading securities for the three and six months ended June 30, 2011, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us related to derivative instruments of $2.4 billion and $3.2 billion at June 30, 2012 and December 31, 2011, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At June 30, 2012 and December 31, 2011, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also, at June 30, 2012 and December 31, 2011, we had $5.3 billion and $0 billion, respectively, of securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at June 30, 2012 and December 31, 2011 was $230 million and $246 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2012, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

138	Freddie Mac

Table 7.10 — Collateral in the Form of Securities Pledged

	June 30, 2012	December 31, 2011
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,361	$10,293
Available-for-sale securities	166	204
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	69	88

Total securities pledged	$10,596	$10,585

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.
Securities Pledged with the Ability of the Secured Party to Repledge

At June 30, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

The remaining $17 million and $25 million of collateral posted with the ability of the secured party to repledge at June 30, 2012 and December 31, 2011, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At June 30, 2012 and December 31, 2011, we pledged securities, without the ability of the secured party to repledge, of $69 million and $88 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At June 30, 2012, we pledged $11.5 billion of collateral in the form of cash and cash equivalents, of which $11.5 billion related to our derivative agreements as we had $11.6 billion of such derivatives in a net loss position. At December 31, 2011, we pledged $12.7 billion of collateral in the form of cash and cash equivalents, of which $12.6 billion related to our derivative agreements as we had $12.7 billion of such derivatives in a net loss position. The remaining $61 million and $133 million was posted at clearinghouses in connection with our securities transactions at June 30, 2012 and December 31, 2011, respectively.

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

Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $787.3 billion on January 1, 2013. As of June 30, 2012, we estimate that the par value of our aggregate indebtedness totaled $589.7 billion, which was approximately $285.1 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

139	Freddie Mac

The table below summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the				Balance, Net(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
	(in millions)				(in millions)
Other debt:
Short-term debt	$43	$95	$83	$210	$130,100	$161,399
Long-term debt:
Senior debt	2,610	3,232	5,379	6,670	451,267	498,779
Subordinated debt	7	6	14	18	376	368

Total long-term debt	2,617	3,238	5,393	6,688	451,643	499,147

Total other debt	2,660	3,333	5,476	6,898	581,743	660,546
Debt securities of consolidated trusts held by third parties	14,625	17,261	29,878	34,664	1,468,613	1,471,437

Total debt, net	$17,285	$20,594	$35,354	$41,562	$2,050,356	$2,131,983

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $0 billion and $0.2 billion, respectively, of other short-term debt, and $2.2 billion and $2.8 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at June 30, 2012 and December 31, 2011.

During the three months ended June 30, 2012 and 2011, we recognized fair value gains (losses) of $62 million and $(37) million, respectively, on our foreign-currency denominated debt, of which $55 million and $(46) million, respectively, are gains (losses) related to foreign-currency translation. During the six months ended June 30, 2012 and 2011, we recognized fair value gains (losses) of $45 million and $(118) million, respectively, on our foreign-currency denominated debt, of which $36 million and $(163) million, respectively, are gains (losses) related to foreign-currency translation.

Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either June 30, 2012 or December 31, 2011.

Table 8.2 — Other Debt

	June 30, 2012			December 31, 2011
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$130,144	$130,100	0.14%	$161,193	$161,149	0.11%
Medium-term notes	—	—	—	250	250	0.24

Total other short-term debt	130,144	130,100	0.14	161,443	161,399	0.11
Other long-term debt:
Original maturities on or before December 31,
2012	66,035	66,039	1.91%	127,798	127,776	1.79%
2013	122,727	122,612	1.60	142,943	142,759	1.46
2014	83,579	83,416	1.85	87,453	87,267	1.91
2015	44,720	44,676	2.24	33,897	33,870	2.89
2016	40,759	40,709	3.19	45,526	45,473	3.21
Thereafter	101,717	94,191	3.23	75,254	62,002	4.58

Total other long-term debt(3)	459,537	451,643	2.24	512,871	499,147	2.27

Total other debt	$589,681	$581,743		$674,314	$660,546

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $89.9 billion and $121.4 billion at June 30, 2012 and December 31, 2011, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

140	Freddie Mac

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	June 30, 2012				December 31, 2011
	Contractual Maturity(2)	UPB	Balance, Net(3)	Weighted Average Coupon(2)	Contractual Maturity(2)	UPB	Balance, Net(3)	Weighted Average Coupon(2)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate	2012-2048	$1,010,158	$1,027,415	4.75%	2012-2048	$1,034,680	$1,047,556	4.92%
20-year fixed-rate	2012-2032	72,492	74,224	4.31	2012-2032	67,323	68,502	4.53
15-year fixed-rate	2012-2027	255,971	261,178	3.83	2012-2027	242,077	246,023	4.09
Adjustable-rate	2013-2042	63,680	64,781	3.02	2012-2047	60,544	61,395	3.18
Interest-only(4)	2026-2041	39,064	39,128	4.64	2026-2041	45,807	45,884	4.91
FHA/VA	2012-2041	1,858	1,887	5.66	2012-2041	2,045	2,077	5.67

Total debt securities of consolidated trusts held by third parties(5)		$1,443,223	$1,468,613			$1,452,476	$1,471,437

(1)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 3.89% and 4.22% as of June 30, 2012 and December 31, 2011, respectively.

Lines of Credit

At both June 30, 2012 and December 31, 2011, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at June 30, 2012 or December 31, 2011. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

NOTE 9: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three and six months ended June 30, 2012, we issued approximately $98.0 billion and $206.3 billion, respectively, compared to $61.6 billion and $155.5 billion for the three and six months ended June 30, 2011, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds).

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

141	Freddie Mac

Table 9.1 — Financial Guarantees

	June 30, 2012			December 31, 2011
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$43,150	$358	41	$35,879	$300	42
Other guarantee commitments	23,535	506	37	21,064	487	37
Derivative instruments	12,556	831	33	37,737	2,977	34
Servicing-related premium guarantees	169	—	5	151	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

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

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of multifamily PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $238 million and $198 million at June 30, 2012, and December 31, 2011, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.

During the three and six months ended June 30, 2012, we issued approximately $5.3 billion and $8.4 billion, respectively, compared to $3.8 billion and $6.7 billion for the three and six months ended June 30, 2011, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

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

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the six months ended June 30, 2012 and 2011, we issued and guaranteed $4.1 billion and $2.5 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $11.5 billion and $8.6 billion of UPB at June 30, 2012 and December 31, 2011, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.5 billion and $9.6 billion in UPB at June 30, 2012, and December 31, 2011, respectively. In addition, as of June 30, 2012, and

142	Freddie Mac

December 31, 2011, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $2.5 billion, and $2.9 billion, respectively.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not significant at June 30, 2012 and December 31, 2011.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at June 30, 2012 and December 31, 2011.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at June 30, 2012 and December 31, 2011.

NOTE 10: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

•	synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets; and

•	hedge foreign-currency exposure.

143	Freddie Mac

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

144	Freddie Mac

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

145	Freddie Mac

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At June 30, 2012			At December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$260,428	$14,852	$(25)	$211,808	$12,998	$(108)
Pay-fixed	292,660	—	(34,726)	289,335	19	(34,507)
Basis (floating to floating)	2,350	5	(1)	2,750	5	(7)

Total interest-rate swaps	555,438	14,857	(34,752)	503,893	13,022	(34,622)
Option-based:
Call swaptions
Purchased	48,500	9,616	—	76,275	12,975	—
Written	6,195	—	(789)	27,525	—	(2,932)
Put Swaptions
Purchased	45,050	334	—	70,375	638	—
Written	250	—	(1)	500	—	(2)
Other option-based derivatives(3)	33,492	2,400	(1)	38,549	2,256	(2)

Total option-based	133,487	12,350	(791)	213,224	15,869	(2,936)
Futures	39,938	—	(6)	41,281	5	—
Foreign-currency swaps	1,123	49	(21)	1,722	106	(9)
Commitments	13,032	47	(12)	14,318	38	(94)
Credit derivatives	9,272	2	(5)	10,190	1	(5)
Swap guarantee derivatives	3,622	—	(36)	3,621	—	(37)

Total derivatives not designated as hedging instruments	755,912	27,305	(35,623)	788,249	29,041	(37,703)
Netting adjustments(4)		(27,137)	35,287		(28,923)	37,268

Total derivative portfolio, net	$755,912	$168	$(336)	$788,249	$118	$(435)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.1 billion and $0 million, respectively, at June 30, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.9) billion and $(1.1) billion at June 30, 2012 and December 31, 2011, respectively, which was mainly related to interest-rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at June 30, 2012 and December 31, 2011 was $2.4 billion and $3.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at June 30, 2012 and December 31, 2011 was $11.5 billion and $12.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2012, was $11.6 billion for which we posted collateral of $11.5 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2012, we would be required to post an additional $0.1 billion of collateral to our counterparties.

At June 30, 2012 and December 31, 2011, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

146	Freddie Mac

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

Table 10.2 — Gains and Losses on Derivatives

	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships(1)(2)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Closed cash flow hedges(3)	$(158)	$(201)	$(323)	$(398)

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(5)	Derivative Gains (Losses)(4)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(10)	$(3)	$(15)	$(40)
U.S. dollar denominated	5,454	3,561	2,871	1,357

Total receive-fixed swaps	5,444	3,558	2,856	1,317
Pay-fixed	(7,953)	(7,307)	(4,161)	(3,344)
Basis (floating to floating)	3	—	7	1

Total interest-rate swaps	(2,506)	(3,749)	(1,298)	(2,026)

Option based:
Call swaptions
Purchased	2,538	2,026	1,344	1,342
Written	(447)	(196)	(77)	(158)
Put swaptions
Purchased	(188)	(355)	(222)	(477)
Written	4	—	6	7
Other option-based derivatives(6)	369	127	148	81

Total option-based	2,276	1,602	1,199	795

Futures	136	(99)	71	(140)
Foreign-currency swaps(7)	(56)	47	(47)	156
Commitments	229	(257)	172	(421)
Credit derivatives	—	—	—	1
Swap guarantee derivatives	1	1	3	2

Subtotal	80	(2,455)	100	(1,633)

Accrual of periodic settlements:(8)
Receive-fixed interest-rate swaps(9)	864	1,066	1,643	2,312
Pay-fixed interest-rate swaps	(1,828)	(2,428)	(3,686)	(4,932)
Foreign-currency swaps	1	6	4	10
Other	1	4	1	9

Total accrual of periodic settlements	(962)	(1,352)	(2,038)	(2,601)

Total	$(882)	$(3,807)	$(1,938)	$(4,234)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	No amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing).
(3)	Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(4)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(5)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

147	Freddie Mac

Hedge Designation of Derivatives

At June 30, 2012 and December 31, 2011, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in “Table 10.3 — AOCI Related to Cash Flow Hedge Relationships,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.5 billion and $2.0 billion at June 30, 2012 and 2011, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $370 million, net of taxes, of the $1.5 billion of cash flow hedge losses in AOCI at June 30, 2012 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 22 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at June 30, 2012 will be reclassified to earnings over the next five and ten years, respectively.

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

Table 10.3 — AOCI Related to Cash Flow Hedge Relationships

	Six Months Ended June 30,
	2012	2011
	(in millions)
Beginning balance(1)	$(1,730)	$(2,239)
Net reclassifications of losses to earnings(2)	218	267

Ending balance(1)	$(1,512)	$(1,972)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $105 million and $131 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 11: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

We received $19 million in June 2012 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2012. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.2 billion as of June 30, 2012 and December 31, 2011, respectively. See “NOTE 14: REGULATORY CAPITAL” for additional information.

Stock-Based Compensation

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the six months ended June 30, 2012, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During the six months ended June 30, 2012, restrictions lapsed on 460,846 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report.

For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at June 30, 2012 and 2011 were out of the money and excluded from the computation of dilutive potential common shares for the six months ended June 30, 2012 and 2011, respectively. The weighted average common shares outstanding for the period

148	Freddie Mac

includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.

Dividends Declared During 2012

No common dividends have been declared in 2012. In March 2012 and June 2012, we paid dividends of $1.8 billion and $1.8 billion respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2012.

NOTE 12: INCOME TAXES

Income Tax Benefit

For the three months ended June 30, 2012 and 2011, we reported an income tax benefit of $76 million and $232 million, respectively, resulting in effective tax rates of (2.6)% and 9.8%, respectively. For the six months ended June 30, 2012 and 2011, we reported an income tax benefit of $90 million and $306 million, respectively, resulting in effective tax rates of (2.6)% and 17.3%, respectively. For the three and six months ended June 30, 2012, the decrease in the income tax benefit and the effective tax rate compared to the comparable periods of 2011 is primarily due to the carryback of income tax losses from 2008 and 2009 to prior years, the amortization of net deferred losses on pre-2008 closed cash flow hedges, and an offsetting expense for alternative minimum tax.

Deferred Tax Assets, Net

Our valuation allowance decreased by $989 million to $34.7 billion during the six months ended June 30, 2012 primarily due to a decrease in deferred tax assets. After consideration of the valuation allowance, we had a net deferred tax asset of $3.1 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We continue to be in a tax loss carryforward position.

IRS Examinations and Unrecognized Tax Benefits

We believe appropriate reserves have been provided for settlement on reasonable terms related to questions of timing and potential penalties raised by the IRS during examinations of the 1998 to 2007 tax years regarding our tax accounting method for certain hedging transactions. However, changes could occur in the balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense in the period the issue is resolved if the outcome reached is not in our favor and the assessment is in excess of the amount currently reserved. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. A Tax Court trial date was scheduled for November 13, 2012; however, on June 7, 2012 the Tax Court granted a joint motion for continuance in order for both parties to explore settlement options.

The IRS is currently auditing our income tax returns for tax years 2008 through 2010. Although the audit has not concluded, on July 25, 2012 the IRS advised us that they would not challenge certain deductions in those years. Therefore, the balance of unrecognized tax benefits will decrease by $367 million in the third quarter of 2012. The change in the balance of the unrecognized tax benefits will have a positive impact on the effective tax rate due to the reversal of the valuation allowance established against the deferred tax asset created by the uncertain tax position. This favorable impact will be offset by a $101 million tax expense related to the establishment of a valuation allowance against credits that have been carried forward. A valuation allowance has not been recorded against this amount because the unrecognized tax benefits were used as a source of taxable income in our realization assessment of our net deferred tax assets. We believe appropriate reserves have been provided for all income tax uncertainties.

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

149	Freddie Mac

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

150	Freddie Mac

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

Segment	Description	Activities/Items
Investments	The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment CMBS and held-for-sale loans that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

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

•  Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio, inclusive of up-front credit delivery fees

•  Recognition and remittance to Treasury of guarantee fees resulting from the 10 basis point legislated increase

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

•  Multifamily mortgage loans held-for-sale and associated securitization activities

•  Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment

•  Allocated debt costs, administrative expenses and taxes

•  Other guarantee commitments on multifamily HFA bonds and housing revenue bonds

•  LIHTC and valuation allowance

•  Deferred tax asset valuation allowance

All Other	The All Other category consists of material corporate-level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments.	• Tax settlements, as applicable • Legal settlements, as applicable • The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

151	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•

We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of June 30, 2012, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $1.8 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•

We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of June 30, 2012, the unamortized balance of such fees was $1.8 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

152	Freddie Mac

The table below presents Segment Earnings by segment.

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$2,468	$10	$4,096	$2,147
Single-family Guarantee	241	(2,386)	(1,434)	(4,206)
Multifamily	318	200	942	559
All Other	(7)	37	(7)	37

Total Segment Earnings (loss), net of taxes	3,020	(2,139)	3,597	(1,463)

Net income (loss)	$3,020	$(2,139)	$3,597	$(1,463)

Comprehensive income (loss) of segments:
Investments	$2,495	$643	$4,458	$3,906
Single-family Guarantee	242	(2,385)	(1,456)	(4,209)
Multifamily	162	605	1,686	1,906
All Other	(7)	37	(7)	37

Comprehensive income (loss) of segments	2,892	(1,100)	4,681	1,640

Comprehensive income (loss)	$2,892	$(1,100)	$4,681	$1,640

153	Freddie Mac

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,559	$(1)	$330	$—	$1,888	$2,334	$164	$2,498	$4,386
(Provision) benefit for credit losses	—	(462)	22	—	(440)	285	—	285	(155)
Non-interest income (loss):
Management and guarantee income(3)	—	1,026	36	—	1,062	(821)	(192)	(1,013)	49
Net impairment of available-for-sale securities recognized in earnings	(14)	—	(19)	—	(33)	(65)	—	(65)	(98)
Derivative gains (losses)	236	—	5	—	241	(1,123)	—	(1,123)	(882)
Gains (losses) on trading securities	(413)	—	13	—	(400)	—	—	—	(400)
Gains (losses) on sale of mortgage loans	6	—	38	—	44	—	—	—	44
Gains (losses) on mortgage loans recorded at fair value	257	—	(56)	—	201	—	—	—	201
Other non-interest income (loss)	673	171	101	—	945	(610)	—	(610)	335
Non-interest expense:
Administrative expenses	(108)	(232)	(61)	—	(401)	—	—	—	(401)
REO operations income (expense)	—	34	(4)	—	30	—	—	—	30
Other non-interest expense	—	(82)	(83)	—	(165)	—	—	—	(165)
Segment adjustments(2)	164	(192)	—	—	(28)	—	28	28	—
Income tax (expense) benefit	108	(21)	(4)	(7)	76	—	—	—	76

Net income (loss)	2,468	241	318	(7)	3,020	—	—	—	3,020
Total other comprehensive income (loss), net of taxes	27	1	(156)	—	(128)	—	—	—	(128)

Comprehensive income (loss)	$2,495	$242	$162	$(7)	$2,892	$—	$—	$—	$2,892

	Six Months Ended June 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$3,322	$(33)	$648	$—	$3,937	$4,630	$319	$4,949	$8,886
(Provision) benefit for credit losses	—	(2,646)	41	—	(2,605)	625	—	625	(1,980)
Non-interest income (loss):
Management and guarantee income(3)	—	2,037	69	—	2,106	(1,624)	(388)	(2,012)	94
Net impairment of available-for-sale securities recognized in earnings	(510)	—	(35)	—	(545)	(117)	—	(117)	(662)
Derivative gains (losses)	436	—	4	—	440	(2,378)	—	(2,378)	(1,938)
Gains (losses) on trading securities	(811)	—	34	—	(777)	—	—	—	(777)
Gains (losses) on sale of mortgage loans	(8)	—	92	—	84	—	—	—	84
Gains (losses) on mortgage loans recorded at fair value	219	—	121	—	340	—	—	—	340
Other non-interest income (loss)	1,186	352	190	—	1,728	(1,136)	—	(1,136)	592
Non-interest expense:
Administrative expenses	(200)	(425)	(113)	—	(738)	—	—	—	(738)
REO operations expense	—	(138)	(3)	—	(141)	—	—	—	(141)
Other non-interest expense	—	(155)	(98)	—	(253)	—	—	—	(253)
Segment adjustments(2)	319	(388)	—	—	(69)	—	69	69	—
Income tax (expense) benefit	143	(38)	(8)	(7)	90	—	—	—	90

Net income (loss)	4,096	(1,434)	942	(7)	3,597	—	—	—	3,597
Total other comprehensive income (loss), net of taxes	362	(22)	744	—	1,084	—	—	—	1,084

Comprehensive income (loss)	$4,458	$(1,456)	$1,686	$(7)	$4,681	$—	$—	$—	$4,681

154	Freddie Mac

	Three Months Ended June 30, 2011
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,826	$(30)	$304	$—	$2,100	$2,335	$126	$2,461	$4,561
(Provision) benefit for credit losses	—	(2,886)	13	—	(2,873)	344	—	344	(2,529)
Non-interest income (loss):
Management and guarantee income(3)	—	848	30	—	878	(694)	(143)	(837)	41
Net impairment of available-for-sale securities recognized in earnings	(139)	—	(182)	—	(321)	(31)	—	(31)	(352)
Derivative gains (losses)	(2,156)	—	2	—	(2,154)	(1,653)	—	(1,653)	(3,807)
Gains (losses) on trading securities	256	—	18	—	274	—	—	—	274
Gains (losses) on sale of mortgage loans	4	—	157	—	161	—	—	—	161
Gains (losses) on mortgage loans recorded at fair value	167	—	(31)	—	136	—	—	—	136
Other non-interest income (loss)	(184)	208	(33)	—	(9)	(301)	—	(301)	(310)
Non-interest expense:
Administrative expenses	(101)	(228)	(55)	—	(384)	—	—	—	(384)
REO operations income (expense)	—	(35)	8	—	(27)	—	—	—	(27)
Other non-interest expense	(1)	(106)	(28)	—	(135)	—	—	—	(135)
Segment adjustments(2)	126	(143)	—	—	(17)	—	17	17	—
Income tax (expense) benefit	212	(14)	(3)	37	232	—	—	—	232

Net income (loss)	10	(2,386)	200	37	(2,139)	—	—	—	(2,139)
Total other comprehensive income, net of taxes	633	1	405	—	1,039	—	—	—	1,039

Comprehensive income (loss)	$643	$(2,385)	$605	$37	$(1,100)	$—	$—	$—	$(1,100)

	Six Months Ended June 30, 2011
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$3,479	$70	$583	$—	$4,132	$4,640	$329	$4,969	$9,101
(Provision) benefit for credit losses	—	(5,170)	73	—	(5,097)	579	—	579	(4,518)
Non-interest income (loss):
Management and guarantee income(3)	—	1,718	58	—	1,776	(1,369)	(328)	(1,697)	79
Net impairment of available-for-sale securities recognized in earnings	(1,168)	—	(317)	—	(1,485)	(60)	—	(60)	(1,545)
Derivative gains (losses)	(1,053)	—	4	—	(1,049)	(3,185)	—	(3,185)	(4,234)
Gains (losses) on trading securities	22	—	52	—	74	—	—	—	74
Gains (losses) on sale of mortgage loans	16	—	240	—	256	—	—	—	256
Gains (losses) on mortgage loans recorded at fair value	84	—	19	—	103	—	—	—	103
Other non-interest income (loss)	357	419	(13)	—	763	(605)	—	(605)	158
Non-interest expense:
Administrative expenses	(196)	(443)	(106)	—	(745)	—	—	—	(745)
REO operations income (expense)	—	(292)	8	—	(284)	—	—	—	(284)
Other non-interest expense	(1)	(172)	(41)	—	(214)	—	—	—	(214)
Segment adjustments(2)	329	(328)	—	—	1	—	(1)	(1)	—
Income tax (expense) benefit	278	(8)	(1)	37	306	—	—	—	306

Net income (loss)	2,147	(4,206)	559	37	(1,463)	—	—	—	(1,463)
Total other comprehensive income (loss), net of taxes	1,759	(3)	1,347	—	3,103	—	-—	—	3,103

Comprehensive income (loss)	$3,906	$(4,209)	$1,906	$37	$1,640	$—	$—	$—	$1,640

(1)	See “NOTE 14: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2011 Annual Report for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

155	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended June 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Comprehensive income (loss) of segments:
Investments	$2,468	$(81)	$107	$1	$27	$2,495
Single-family Guarantee	241	—	—	1	1	242
Multifamily	318	(157)	—	1	(156)	162
All Other	(7)	—	—	—	—	(7)

Total per consolidated statements of comprehensive income	$3,020	$(238)	$107	$3	$(128)	$2,892

	Six Months Ended June 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Comprehensive income (loss) of segments:
Investments	$4,096	$161	$218	$(17)	$362	$4,458
Single-family Guarantee	(1,434)	—	—	(22)	(22)	(1,456)
Multifamily	942	748	—	(4)	744	1,686
All Other	(7)	—	—	—	—	(7)

Total per consolidated statements of comprehensive income	$3,597	$909	$218	$(43)	$1,084	$4,681

	Three Months Ended June 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$10	$498	$135	$—	$633	$643
Single-family Guarantee	(2,386)	—	—	1	1	(2,385)
Multifamily	200	405	—	—	405	605
All Other	37	—	—	—	—	37

Total per consolidated statements of comprehensive income	$(2,139)	$903	$135	$1	$1,039	$(1,100)

	Six Months Ended June 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$2,147	$1,497	$266	$(4)	$1,759	$3,906
Single-family Guarantee	(4,206)	—	—	(3)	(3)	(4,209)
Multifamily	559	1,347	1	(1)	1,347	1,906
All Other	37	—	—	—	—	37

Total per consolidated statements of comprehensive income	$(1,463)	$2,844	$267	$(8)	$3,103	$1,640

156	Freddie Mac

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

Table 14.1 — Net Worth and Minimum Capital

	June 30, 2012	December 31, 2011
	(in millions)
GAAP net worth(1)	$1,086	$(146)
Core capital (deficit)(2)(3)	$(64,339)	$(64,322)
Less: Minimum capital requirement(2)	22,701	24,405

Minimum capital surplus (deficit)(2)	$(87,040)	$(88,727)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for June 30, 2012 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Following our entry into conservatorship and consistent with the objectives of conservatorship, we have focused our risk and capital management on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount at least equal to the difference between such liabilities and assets.

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

At June 30, 2012, our assets exceeded our liabilities under GAAP; therefore there is no need for a draw request from Treasury under the Purchase Agreement. As of June 30, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $1.8 billion on the senior preferred stock in cash in both March 2012 and June 2012 at the direction of the Conservator. Our annual cash dividend obligation to Treasury on the senior preferred stock is $7.2 billion, which exceeds our annual historical earnings in all but one period.

157	Freddie Mac

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	June 30, 2012		December 31, 2011		Percent of Credit Losses(1) Six Months Ended June 30,
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	2012	2011
Year of Origination
2012	9%	<0.1%	N/A	N/A	—%	N/A
2011	16	0.1	14%	0.1%	<1	—%
2010	17	0.4	19	0.3	1	—
2009	15	0.7	18	0.5	2	1
2008	6	6.3	7	5.7	9	8
2007	9	12.1	10	11.6	36	37
2006	6	11.2	7	10.8	26	29
2005	7	6.8	8	6.5	17	17
2004 and prior	15	3.0	17	2.8	9	8

Total	100%	3.5%	100%	3.6%	100%	100%

Region(3)
West	28%	3.3%	28%	3.6%	44%	56%
Northeast	25	3.6	25	3.4	8	7
North Central	18	2.7	18	2.9	19	15
Southeast	17	5.3	17	5.5	24	18
Southwest	12	1.7	12	1.8	5	4

Total	100%	3.5%	100%	3.6%	100%	100%

State(4)
California	16%	3.0%	16%	3.4%	24%	32%
Florida	6	10.7	6	10.9	16	12
Illinois	5	4.5	5	4.7	8	4
Georgia	3	3.0	3	3.3	4	4
Michigan	3	2.1	3	2.3	4	5
Arizona	2	3.6	2	4.3	8	12
Nevada	1	8.9	1	9.8	7	6
All other	64	2.8	64	2.8	29	25

Total	100%	3.5%	100%	3.6%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are those with the highest percentage of credit losses during the six months ended June 30, 2012. Our top seven states based on the highest percentage of UPB as of June 30, 2012 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of June 30, 2012.

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

158	Freddie Mac

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

Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of single-family loans in our single-family credit guarantee portfolio. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest-only	4%	4%	17.1%	17.6%
Option ARM(2)	<1	<1	18.5	20.5
Alt-A(3)	5	5	11.7	11.9
Original LTV ratio greater than 90%(4)	11	10	5.8	6.7
Lower FICO scores at origination (less than 620)	3	3	12.5	12.9

(1)	Based on UPB.
(2)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(4)	Based on our first lien exposure on the property. The LTV ratio considers the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default. Includes HARP loans. Our purchases of HARP loans are required as part of our participation in the MHA Program.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 18% and 20% at June 30, 2012 and December 31, 2011, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.9% and 12.8% as of June 30, 2012 and December 31, 2011, respectively. Loans originated in the years of 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 28% of our single-family credit guarantee portfolio, based on UPB at June 30, 2012, and these loans accounted for approximately 88% and 91% of our credit losses during the six months ended June 30, 2012 and 2011, respectively.

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

159	Freddie Mac

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

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	June 30, 2012		December 31, 2011
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(in billions)
State(2)
California	$21.0	0.14%	$20.2	0.02%
Texas	14.7	0.50	14.0	0.46
New York	10.1	0.10	9.6	—
Florida	7.8	—	7.1	0.05
Virginia	6.4	—	6.3	—
Georgia	5.9	1.40	5.6	1.99
All other states	55.5	0.24	53.3	0.14

Total	$121.4	0.27%	$116.1	0.22%

Region(3)
Northeast	$34.3	0.09%	$33.1	0.01%
West	31.0	0.16	29.9	0.07
Southwest	23.6	0.55	22.4	0.44
Southeast	22.2	0.44	20.7	0.65
North Central	10.3	0.20	10.0	0.01

Total	$121.4	0.27%	$116.1	0.22%

Category(4)
Original LTV ratio greater than 80%	$6.1	2.64%	$6.4	2.34%
Original DSCR below 1.10	2.7	2.35	2.8	2.58
Non-credit enhanced loans	81.9	0.19	84.5	0.11

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest geographic concentration by UPB at June 30, 2012.
(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement can significantly reduce our exposure to a potential credit loss. As of June 30, 2012, approximately one-half of the multifamily loans that were two monthly payments or more past due, based on UPB, had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit enhancements on multifamily loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 5% at both June 30, 2012 and December 31, 2011, and our estimate of the current average DSCR for these loans was 1.1 at both dates. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 4% and 5% at June 30, 2012 and December 31, 2011, respectively, and the average current LTV ratio of these loans was 111% and 107%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own

160	Freddie Mac

valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

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

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by these financial institutions or control persons thereof. During 2012, FHFA, as Conservator for Freddie Mac, has filed actions in New York state court that raise additional state law claims related to some of the securities that were the subject of FHFA’s 2011 lawsuits. These new claims were raised on behalf of the relevant securitization trusts, and relate to breaches of representations and warranties with respect to loans underlying the securities. It is too early to determine the likelihood of success of these lawsuits. See “NOTE 16: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2011 Annual Report for further information.

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 77% of our single-family purchase volume during the six months ended June 30, 2012. Wells Fargo Bank, N.A., U.S. Bank, N.A., and JPMorgan Chase Bank, N.A., accounted for 28%, 12%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2012. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of June 30, 2012 and December 31, 2011, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion and $2.7 billion, and approximately 40% and 39% of these requests, respectively, were outstanding for more than four months since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures included repurchase requests for which appeals were pending). As of June 30, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.4 billion, and approximately 57% of these requests were outstanding for four months or more since issuance of the initial request. During the three and six months ended June 30, 2012, we recovered amounts that covered losses with respect to $1.1 billion and $2.0 billion, respectively, of UPB on loans subject to our repurchase requests.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of June 30, 2012. In connection with the bankruptcy filing, the bankruptcy court approved a package of servicing assurances designed to provide comfort that GMAC will continue to maintain the existing quality of its servicing during the bankruptcy case, and that we will have the right to transfer our loans to another servicer in the event that GMAC fails to meet

161	Freddie Mac

certain servicing quality criteria. The primary purpose of the bankruptcy is to effect the sale and transfer of the GMAC origination and servicing platform, including servicing rights with respect to Freddie Mac loans, free and clear of liens and claims in an auction sale supervised by the bankruptcy court. The auction is currently scheduled for November 5, 2012. The transfer of servicing is subject to the consent of Freddie Mac and other parties.

In March 2010, we entered into an agreement with GMAC under which GMAC made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements. GMAC’s obligations under the partial release were guaranteed by GMAC Inc. (now known as Ally Financial Inc.). We continued to purchase loans from GMAC after January 1, 2009; Ally Bank (a subsidiary of Ally Financial Inc.) is liable for breaches of representations and warranties with respect to these loans. We have evaluated our remaining potential exposure for repurchase obligations relating to loans sold to us by GMAC prior to January 1, 2009, and we believe the impact on our consolidated results of operations will not be significant.

The ultimate amounts of recovery payments we receive from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of June 30, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top three single-family loan servicers, Wells Fargo Bank N.A., JPMorgan Chase Bank, N.A., and Bank of America N.A. serviced approximately 26%, 12%, and 11%, respectively, of our single-family mortgage loans, as of June 30, 2012 and together serviced approximately 49% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of June 30, 2012 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 41% of our multifamily mortgage portfolio.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As of June 30, 2012, these insurers provided coverage, with maximum loss limits of $48.2 billion, for $218.5 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or “MGIC”), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., and PMI Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 85% of our overall mortgage insurance coverage at June 30, 2012. All our mortgage insurance counterparties are rated BBB or below as of July 25, 2012, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We and MGIC are involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to specified aggregate limits. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.5 billion lower than the amount of coverage outstanding determined under our interpretation of the policies. See “NOTE 17: LEGAL CONTINGENCIES” for further information.

162	Freddie Mac

We received proceeds of $1.0 billion and $1.3 billion during the six months ended June 30, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.7 billion and $1.8 billion as of June 30, 2012 and December 31, 2011, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.8 billion and $1.0 billion as of June 30, 2012, and December 31, 2011, respectively.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At June 30, 2012, the remaining contractual limit for reimbursement of losses under such policies was $9.3 billion. At June 30, 2012, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of June 30, 2012 and December 31, 2011, including amounts related to our consolidated VIEs, there were $68.3 billion and $68.5 billion, respectively, of cash and securities purchased under agreements to resell invested in financial instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of June 30, 2012, these included:

•	$2.1 billion of cash equivalents invested in five counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$35.9 billion of securities purchased under agreements to resell with seven counterparties that had short-term S&P ratings of A-1;

•	$3.0 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2; and

•	$26.2 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

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

163	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $100 million and $71 million at June 30, 2012 and December 31, 2011, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2012, our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $100 million. Two counterparties each accounted for greater than 10% and collectively accounted for 86% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, and other derivatives at June 30, 2012. These counterparties were Royal Bank of Scotland and UBS AG., both of which were rated “A-” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of July 25, 2012.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $47 million and $38 million at June 30, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 16: FAIR VALUE DISCLOSURES

The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements regarding fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. Fair value measurement assumes that the transaction to sell the asset or transfer the liability takes place either in the principal market for the asset or liability, or, in the absence of a principal market, in the most advantageous market for the asset or liability.

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis.

164	Freddie Mac

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

165	Freddie Mac

The table below sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at June 30, 2012 and December 31, 2011.

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$71,391	$1,833	$—	$73,224
Subprime	—	—	25,778	—	25,778
CMBS	—	49,280	3,702	—	52,982
Option ARM	—	—	5,428	—	5,428
Alt-A and other	—	—	10,733	—	10,733
Fannie Mae	—	17,510	179	—	17,689
Obligations of states and political subdivisions	—	—	7,308	—	7,308
Manufactured housing	—	—	726	—	726
Ginnie Mae	—	212	18	—	230

Total available-for-sale securities, at fair value	—	138,393	55,705	—	194,098
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	12,181	1,419	—	13,600
Fannie Mae	—	12,172	374	—	12,546
Ginnie Mae	—	36	111	—	147
Other	—	120	58	—	178

Total mortgage-related securities	—	24,509	1,962	—	26,471
Non-mortgage-related securities:
Asset-backed securities	—	526	—	—	526
Treasury bills	900	—	—	—	900
Treasury notes	18,140	—	—	—	18,140
FDIC-guaranteed corporate medium-term notes	—	1,399	—	—	1,399

Total non-mortgage-related securities	19,040	1,925	—	—	20,965

Total trading securities, at fair value	19,040	26,434	1,962	—	47,436

Total investments in securities	19,040	164,827	57,667	—	241,534
Mortgage loans:
Held-for-sale, at fair value	—	—	10,120	—	10,120
Derivative assets, net:
Interest-rate swaps	18	14,819	20	—	14,857
Option-based derivatives	—	12,350	—	—	12,350
Other	—	96	2	—	98

Subtotal, before netting adjustments	18	27,265	22	—	27,305
Netting adjustments(1)	—	—	—	(27,137)	(27,137)

Total derivative assets, net	18	27,265	22	(27,137)	168
Other assets:
Guarantee asset, at fair value	—	—	862	—	862
All other, at fair value	—	—	139	—	139

Total other assets	—	—	1,001	—	1,001

Total assets carried at fair value on a recurring basis	$19,058	$192,092	$68,810	$(27,137)	$252,823

Liabilities:
Debt securities recorded at fair value	$—	$—	$2,158	$—	$2,158
Derivative liabilities, net:
Interest-rate swaps	4	34,748	—	—	34,752
Option-based derivatives	—	790	1	—	791
Other	6	33	41	—	80

Subtotal, before netting adjustments	10	35,571	42	—	35,623
Netting adjustments(1)	—	—	—	(35,287)	(35,287)

Total derivative liabilities, net	10	35,571	42	(35,287)	336
Other liabilities:
All other, at fair value	—	—	1	—	1

Total liabilities carried at fair value on a recurring basis	$10	$35,571	$2,201	$(35,287)	$2,495

166	Freddie Mac

	Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$79,044	$2,048	$—	$81,092
Subprime	—	—	27,999	—	27,999
CMBS	—	51,907	3,756	—	55,663
Option ARM	—	—	5,865	—	5,865
Alt-A and other	—	11	10,868	—	10,879
Fannie Mae	—	20,150	172	—	20,322
Obligations of states and political subdivisions	—	—	7,824	—	7,824
Manufactured housing	—	—	766	—	766
Ginnie Mae	—	237	12	—	249

Total available-for-sale securities, at fair value	—	151,349	59,310	—	210,659
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,181	1,866	—	16,047
Fannie Mae	—	14,627	538	—	15,165
Ginnie Mae	—	134	22	—	156
Other	—	74	90	—	164

Total mortgage-related securities	—	29,016	2,516	—	31,532
Non-mortgage-related securities:
Asset-backed securities	—	302	—	—	302
Treasury bills	100	—	—	—	100
Treasury notes	24,712	—	—	—	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184	—	—	2,184

Total non-mortgage-related securities	24,812	2,486	—	—	27,298

Total trading securities, at fair value	24,812	31,502	2,516	—	58,830

Total investments in securities	24,812	182,851	61,826	—	269,489
Mortgage loans:
Held-for-sale, at fair value	—	—	9,710	—	9,710
Derivative assets, net:
Interest-rate swaps	—	12,976	46	—	13,022
Option-based derivatives	1	15,868	—	—	15,869
Other	5	110	35	—	150

Subtotal, before netting adjustments	6	28,954	81	—	29,041
Netting adjustments(1)	—	—	—	(28,923)	(28,923)

Total derivative assets, net	6	28,954	81	(28,923)	118
Other assets:
Guarantee asset, at fair value	—	—	752	—	752
All other, at fair value	—	—	151	—	151

Total other assets	—	—	903	—	903

Total assets carried at fair value on a recurring basis	$24,818	$211,805	$72,520	$(28,923)	$280,220

Liabilities:
Debt securities recorded at fair value	$—	$3,015	$—	$—	$3,015
Derivative liabilities, net:
Interest-rate swaps	—	34,601	21	—	34,622
Option-based derivatives	1	2,934	1	—	2,936
Other	—	103	42	—	145

Subtotal, before netting adjustments	1	37,638	64	—	37,703
Netting adjustments(1)	—	—	—	(37,268)	(37,268)

Total derivative liabilities, net	1	37,638	64	(37,268)	435

Total liabilities carried at fair value on a recurring basis	$1	$40,653	$64	$(37,268)	$3,450

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.1 billion and $0 million, respectively, at June 30, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.9) billion and $(1.1) billion at June 30, 2012 and December 31, 2011, respectively, which was mainly related to interest rate swaps that we have entered into.

167	Freddie Mac

Recurring Fair Value Changes

For the three and six months ended June 30, 2012, we had no significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency mortgage-related securities. See “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets” for information about the valuation methods and assumptions used in our fair value measurements.

During the three and six months ended June 30, 2012, the fair value of our Level 3 assets decreased primarily due to principal repayments from the underlying collateral of non-agency mortgage-related securities. During the three and six months ended June 30, 2012, we had a net transfer into Level 3 assets of $547 million and $236 million respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

During the three months ended June 30, 2012, the fair value of our Level 3 liabilities decreased due to the U.S. dollar strengthening relative to the Euro. During the six months ended June 30, 2012, the fair value of our Level 3 liabilities increased primarily due to the transfer of $3.0 billion of foreign-currency denominated and certain other debt securities recorded at fair value from Level 2 to Level 3 given the illiquidity in the market as evidenced by low transaction volumes in these securities.

During the three and six months ended June 30, 2011, the fair value of our Level 3 assets decreased due to: (a) monthly remittances of principal repayments from the underlying collateral of non-agency mortgage-related securities; and (b) net sales of multifamily held-for-sale loans. In addition, the fair value of our investments in non-agency mortgage-related securities also decreased from the widening of OAS levels on these securities during the second quarter of 2011. During the three and six months ended June 30, 2011, we had a net transfer into Level 3 assets of $12 million and $160 million, respectively, resulting from a change in valuation method for certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

The table below provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

168	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended June 30, 2012
		Realized and unrealized gains (losses)
	Balance, March 31, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net (5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, June 30, 2012	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,898	$—	$13	$13	$—	$—	$—	$(78)	$—	$—	$1,833	$—
Subprime	27,145	(58)	(149)	(207)	—	—	—	(1,160)	—	—	25,778	(57)
CMBS	3,143	—	215	215	—	—	—	(44)	388	—	3,702	—
Option ARM	5,818	(14)	(96)	(110)	—	—	(15)	(265)	—	—	5,428	(17)
Alt-A and other	11,084	(2)	31	29	—	—	—	(390)	10	—	10,733	(2)
Fannie Mae	168	—	(1)	(1)	—	—	—	(9)	21	—	179	—
Obligations of states and political subdivisions	7,565	—	52	52	—	—	(1)	(308)	—	—	7,308	—
Manufactured housing	748	(1)	4	3	—	—	—	(25)	—	—	726	(1)
Ginnie Mae	11	—	—	—	—	—	—	(1)	8	—	18	—

Total available-for-sale mortgage-related securities	57,580	(75)	69	(6)	—	—	(16)	(2,280)	427	—	55,705	(77)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,725	(230)	—	(230)	25	—	(25)	(50)	20	(46)	1,419	(230)
Fannie Mae	478	(94)	—	(94)	—	—	—	(10)	—	—	374	(94)
Ginnie Mae	20	—	—	—	—	—	—	(4)	95	—	111	—
Other	13	(1)	—	(1)	—	—	(5)	—	51	—	58	(1)

Total trading mortgage- related securities	2,236	(325)	—	(325)	25	—	(30)	(64)	166	(46)	1,962	(325)
Mortgage loans:
Held-for-sale, at fair value	11,337	245	—	245	5,095	—	(6,542)	(15)	—	—	10,120	150
Other assets:
Guarantee asset (8)	798	(12)	—	(12)	—	95	—	(19)	—	—	862	151
All other	143	(4)	—	(4)	—	—	—	—	—	—	139	(4)

Total other assets	941	(16)	—	(16)	—	95	—	(19)	—	—	1,001	147

		Realized and unrealized (gains) losses
	Balance, March 31, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net (5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, June 30, 2012	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Debt securities recorded at fair value	$2,221	$(63)	$—	$(63)	$—	$—	$—	$—	$—	$—	$2,158	$(63)
Net derivatives(9)	30	(10)	—	(10)	—	—	—	—	—	—	20	(7)
Other liabilities:
All other, at fair value	4	(3)	—	(3)	—	—	—	—	—	—	1	(3)

169	Freddie Mac

	Six Months Ended June 30, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, June 30, 2012	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$11	$11	$—	$—	$—	$(106)	$—	$(120)	$1,833	$—
Subprime	27,999	(499)	594	95	—	—	—	(2,316)	—	—	25,778	(499)
CMBS	3,756	77	(107)	(30)	—	—	(330)	(88)	394	—	3,702	—
Option ARM	5,865	(62)	162	100	—	—	(15)	(522)	—	—	5,428	(65)
Alt-A and other	10,868	(59)	662	603	—	—	—	(749)	11	—	10,733	(59)
Fannie Mae	172	—	—	—	—	—	—	(15)	22	—	179	—
Obligations of states and political subdivisions	7,824	1	115	116	—	—	(8)	(624)	—	—	7,308	—
Manufactured housing	766	(3)	11	8	—	—	—	(48)	—	—	726	(3)
Ginnie Mae	12	—	—	—	—	—	—	(2)	8	—	18	—

Total available-for-sale mortgage-related securities	59,310	(545)	1,448	903	—	—	(353)	(4,470)	435	(120)	55,705	(626)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(224)	—	(224)	25	51	(76)	(101)	22	(144)	1,419	(225)
Fannie Mae	538	(91)	—	(91)	(5)	—	5	(18)	—	(55)	374	(91)
Ginnie Mae	22	—	—	—	—	—	—	(9)	98	—	111	—
Other	90	8	—	8	—	—	(39)	(1)	—	—	58	4

Total trading mortgage- related securities	2,516	(307)	—	(307)	20	51	(110)	(129)	120	(199)	1,962	(312)
Mortgage loans:
Held-for-sale, at fair value	9,710	424	—	424	10,462	—	(10,446)	(30)	—	—	10,120	195
Other assets:
Guarantee asset(8)	752	(10)	—	(10)	—	156	—	(36)	—	—	862	148
All other	151	(12)	—	(12)	—	—	—	—	—	—	139	(12)

Total other assets	903	(22)	—	(22)	—	156	—	(36)	—	—	1,001	136

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net (5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, June 30, 2012	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Debt securities recorded at fair value	$—	$(45)	$—	$(45)	$—	$—	$—	$(812)	$3,015	$—	$2,158	$(35)
Net derivatives(9)	(17)	8	—	8	—	—	—	(4)	—	33	20	3
Other liabilities:
All other, at fair value	—	1	—	1	—	—	—	—	—	—	1	1

170	Freddie Mac

	Three Months Ended June 30, 2011
		Realized and unrealized gains (losses)
	Balance, March 31, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3(6)	Balance, June 30, 2011	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,896	$—	$40	$40	$8	$—	$—	$(27)	$66	$1,983	$—
Subprime	33,344	(70)	(1,255)	(1,325)	—	—	—	(1,528)	—	30,491	(70)
CMBS	3,093	—	136	136	—	—	—	(22)	—	3,207	—
Option ARM	6,989	(65)	76	11	—	—	—	(409)	—	6,591	(65)
Alt-A and other	12,924	(32)	(182)	(214)	—	—	—	(513)	—	12,197	(32)
Fannie Mae	195	—	—	—	—	—	—	(8)	—	187	—
Obligations of states and political subdivisions	8,875	3	244	247	—	—	(158)	(404)	—	8,560	—
Manufactured housing	878	(2)	(1)	(3)	—	—	—	(31)	—	844	(2)
Ginnie Mae	15	—	—	—	—	—	—	(1)	—	14	—

Total available-for-sale mortgage-related securities	68,209	(166)	(942)	(1,108)	8	—	(158)	(2,943)	66	64,074	(169)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,697	(65)	—	(65)	90	—	—	(46)	(54)	2,622	(65)
Fannie Mae	871	(17)	—	(17)	—	—	—	(11)	—	843	(17)
Ginnie Mae	26	—	—	—	—	—	—	—	—	26	—
Other	19	(1)	—	(1)	—	—	—	—	—	18	(1)

Total trading mortgage-related securities	3,613	(83)	—	(83)	90	—	—	(57)	(54)	3,509	(83)
Mortgage loans:
Held-for-sale, at fair value	5,304	298	—	298	3,270	—	(4,400)	(9)	—	4,463	94
Other assets:
Guarantee asset(8)	597	6	—	6	—	77	—	(13)	—	667	6
All other	230	(49)	—	(49)	—	—	—	—	—	181	(49)

Total other assets	827	(43)	—	(43)	—	77	—	(13)	—	848	(43)

		Realized and unrealized (gains) losses
	Balance, March 31, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3(6)	Balance, June 30, 2011	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Net derivatives(9)	$757	$(522)	$—	$(522)	$—	$9	$—	$77	$(2)	$319	$(407)
Other liabilities:
All other	—	1	—	1	—	—	—	—	—	1	1

171	Freddie Mac

	Six Months Ended June 30, 2011
		Realized and unrealized gains (losses)
	Balance, January 1, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net (5)	Net transfers in and/or out of Level 3(6)	Balance, June 30, 2011	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$39	$39	$17	$—	$—	$(78)	$(32)	$1,983	$—
Subprime	33,861	(804)	315	(489)	—	—	—	(2,881)	—	30,491	(804)
CMBS	3,115	—	112	112	—	—	—	(20)	—	3,207	—
Option ARM	6,889	(346)	768	422	—	—	—	(720)	—	6,591	(346)
Alt-A and other	13,155	(72)	56	(16)	—	—	—	(942)	—	12,197	(72)
Fannie Mae	212	—	2	2	—	—	—	(22)	(5)	187	—
Obligations of states and political subdivisions	9,377	4	242	246	1	—	(195)	(869)	—	8,560	—
Manufactured housing	897	(5)	11	6	—	—	—	(59)	—	844	(5)
Ginnie Mae	16	—	—	—	—	—	—	(2)	—	14	—

Total available-for-sale mortgage-related securities	69,559	(1,223)	1,545	322	18	—	(195)	(5,593)	(37)	64,074	(1,227)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(3)	—	(3)	266	—	(31)	(95)	186	2,622	(3)
Fannie Mae	854	(5)	—	(5)	—	—	—	(17)	11	843	(5)
Ginnie Mae	27	—	—	—	—	—	—	(1)	—	26	—
Other	20	(1)	—	(1)	—	—	—	(1)	—	18	(1)

Total trading mortgage-related securities	3,200	(9)	—	(9)	266	—	(31)	(114)	197	3,509	(9)
Mortgage loans:
Held-for-sale, at fair value	6,413	359	—	359	5,434	—	(7,721)	(22)	—	4,463	81
Other assets:
Guarantee asset(8)	541	5	—	5	—	145	—	(24)	—	667	5
All other	235	(54)	—	(54)	—	—	—	—	—	181	(54)

Total other assets	776	(49)	—	(49)	—	145	—	(24)	—	848	(49)

		Realized and unrealized (gains) losses
	Balance, January 1, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3(6)	Balance, June 30, 2011	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Net derivatives(9)	$691	$(395)	$—	$(395)	$—	$23	$—	$2	$(2)	$319	$(293)
Other liabilities:
All other	—	1	—	1	—	—	—	—	—	1	1

(1)	Changes in fair value for available-for-sale investment securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of comprehensive income for those not designated as accounting hedges.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at June 30, 2012 and 2011, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those guarantee asset amounts still recorded on our balance sheet. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

172	Freddie Mac

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

The table below presents assets measured and reported at fair value on a non-recurring basis on our consolidated balance sheets by level within the fair value hierarchy at June 30, 2012 and December 31, 2011, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2012				Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,167	$1,167	$—	$—	$1,380	$1,380
REO, net(2)	—	—	604	604	—	—	3,146	3,146

Total assets measured at fair value on a non-recurring basis	$—	$—	$1,771	$1,771	$—	$—	$4,526	$4,526

	Total Gains (Losses)(3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(14)	$(4)	$(41)	$5
REO, net(2)	5	(24)	1	(90)

Total gains (losses)	$(9)	$(28)	$(40)	$(85)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.6 billion, less estimated costs to sell of $41 million (or approximately $0.5 billion) at June 30, 2012. The carrying amount of REO, net was written down to fair value of $3.1 billion, less estimated costs to sell of $221 million (or approximately $2.9 billion) at December 31, 2011.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of June 30, 2012 and 2011, respectively.

Fair Value Election

We elected the fair value option for certain types of securities, multifamily held-for-sale mortgage loans, foreign-currency denominated debt, and certain other debt.

Certain Available-for-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for available-for-sale securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of comprehensive income in other gains (losses) on investment securities recognized in earnings in the period they occur, including any increases in value.

173	Freddie Mac

For mortgage-related securities that were selected for the fair value option and subsequently classified as trading securities, the change in fair value is recorded in other gains (losses) on investment securities recognized in earnings in our consolidated statements of comprehensive income. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for additional information about the measurement and recognition of interest income on investments in securities.

Debt Securities with Fair Value Option Elected

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in derivative gains (losses) in our consolidated statements of comprehensive income. We elected the fair value option on these debt instruments to better reflect the economic offset these securities provide to the fair value changes on the related derivatives due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation.

The changes in fair value of debt securities with the fair value option elected were $62 million and $45 million for the three and six months ended June 30, 2012, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Included in these changes in fair value were changes in fair value related to fluctuations in exchange rates and interest rates of $66 million and $61 million for the three and six months ended June 30, 2012, respectively. The remaining changes in the fair value of $(4) million and $(16) million were attributable to changes in credit risk for the three and six months ended June 30, 2012, respectively.

The changes in fair value of debt securities with the fair value option elected were $(37) million and $(118) million for the three and six months ended June 30, 2011, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Included in these changes in fair value were changes in fair value related to fluctuations in exchange rates and interest rates of $(44) million and $(116) million for the three and six months ended June 30, 2011, respectively. The remaining changes in the fair value of $7 million and $(2) million were attributable to changes in credit risk for the three and six months ended June 30, 2011, respectively.

The change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $35 million and $43 million at June 30, 2012 and December 31, 2011, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2011 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased for securitization. While this is consistent with our overall strategy with respect to our multifamily business, it differs from our previous buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell them in the future.

We recorded $245 million and $424 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income for the three and six months ended June 30, 2012, respectively. We recorded $298 million and $359 million from the change in fair value in gains (losses) on mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income for the three and six months ended June 30, 2011, respectively. The changes in fair value of these loans were primarily attributable to changes in interest rates and other items such as liquidity. The changes in fair value attributable to instrument-specific credit

174	Freddie Mac

risk were not material given that these loans were generally originated within the past 12 months of June 30, 2012 and 2011, respectively, and have not seen any material change in their credit characteristics.

The difference between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected was $205 million and $195 million at June 30, 2012 and December 31, 2011, respectively. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2011 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

Assets and Liabilities Measured at Fair Value on Our Consolidated Balance Sheets

We categorize assets and liabilities that we measure and report at fair value on our consolidated balance sheets within the fair value hierarchy based on the valuation processes used to derive the fair value and our judgment regarding the observability of the related inputs.

Investments in Securities

Agency Securities

Fixed-rate agency securities are valued based on dealer-published quotes for a base TBA security, adjusted to reflect the measurement date as opposed to a forward settlement date (“carry”) and pay-ups for specified collateral. The base TBA price varies based on a number of factors, including agency, term, coupon, and settlement month. The carry adjustment converts forward settlement date prices to spot or same-day settlement date prices such that the fair value is estimated as of the measurement date, and not as of the forward settlement date. The carry adjustment is determined using our internal prepayment and interest rate models. A pay-up is added to the base TBA price for characteristics that are observed to be trading at a premium versus TBAs. Haircuts are applied to a small subset of positions that are less liquid and are observed to trade at a discount relative to TBAs; this includes securities that are not eligible for delivery into TBA trades.

Adjustable-rate agency securities are valued based on the median of prices from multiple pricing services. The key valuation drivers used by the pricing services include the interest rate cap structure, term, agency, remaining term, and months-to-next coupon reset, coupled with prevailing market conditions, namely interest rates.

Because fixed-rate and adjustable-rate agency securities are generally liquid and are valued using observable pricing in the market, they generally are classified as Level 2.

Multiclass agency securities are valued using a variety of methods, depending on the product type. The predominant valuation methodology uses the median prices from multiple pricing services. This method is used for securities for which there is typically significant, relevant market activity. Some of the key valuation drivers used by the pricing services are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. Other tranche types that are more challenging to price are valued using the median prices from multiple dealers. These include structured interest-only, structured principal-only, inverse floating-rate, and inverse interest-only securities. Some of the key valuation drivers used by the dealers are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. There is also a subset of positions for which prices are published on a daily basis; these include trust interest-only and trust principal-only strips. These are fairly liquid tranches and are quoted on a regular settlement date basis. In order to align the regular settlement date price with the balance sheet date, the OAS for these securities is calculated based on the published prices. Then the tranche is valued using that OAS applied to the balance sheet date.

Multiclass agency securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

In addition, there is a subset of agency residential mortgage-related securities for which there is a lack of relevant market activity. These are priced using either a proxy relationship, where the position is matched to the closest dealer-priced tranche, and then valued by calculating an OAS using our proprietary prepayment and interest rate models, or the position will be valued via a hedge ratio pricing method. This subset of agency residential mortgage-related securities is classified as Level 3 because it is valued using unobservable inputs, including those valued using either OAS or hedge ratio prices.

For the subset of our agency residential mortgage-related securities that is valued using an OAS approach, we determine the fair values for these securities by using the estimated OAS as an input to a discounted cash flow calculation in conjunction with interest-rate and prepayment models to calculate the NPV of the projected cash flows. These positions

175	Freddie Mac

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

For a subset of agency residential mortgage-related securities, a hedge ratio pricing method is utilized as current information about cash flows is not readily available. The hedge ratio pricing method calculates a current period price from the prior period valuation and the associated risk metrics. Specifically, the securities’ risk metrics, such as key rate durations, convexity, and volatility duration, are coupled with the market changes associated with each such metric to estimate the price change corresponding to that metric. The sum of the individual adjustments is added to the prior period valuation to produce the final valuation. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. These valuations are sensitive to the market changes, specifically interest rate, spread, and volatility changes. As interest rates and/or volatility increase (decrease), the fair values of these securities will typically decrease (increase).

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

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related)

These private-label securities are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans is illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are primarily classified as Level 3.

The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles; or (b) industry-standard modeling, such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain multiple external prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us. We have discussions with our dealers and pricing service vendors at least annually and often more frequently to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third-party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes.

The fair value measurements of these assets are sensitive to changes in assumptions regarding probability of default, loss severity in the event of default, forecasts of home prices, or significant activity or developments in the non-agency mortgage-related securities market. Significant changes in any of those inputs in isolation may result in significantly higher or lower fair value measurements. Generally, a change in the assumption used for forecasts of home price changes is accompanied by directionally similar changes in the assumptions used for probability of default and loss severity. Positive (negative) reaction to portfolio sales could trigger changes in investor sentiment leading to higher (lower) fair values.

176	Freddie Mac

We believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical processes, help ensure that the prices used to value these securities are in accordance with the accounting guidance for fair value measurements and disclosures. See “Valuation Process and Controls Over Fair Value Measurement” for additional information regarding our validation processes.

The table below presents the fair value of subprime, option ARM, and Alt-A and other investments we held by origination year.

Table 16.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

	Fair Value at
Year of Origination	June 30, 2012	December 31, 2011
	(in millions)
2004 and prior	$4,172	$4,287
2005	9,817	10,411
2006	15,034	16,155
2007	12,916	13,890
2008 and beyond	—	—

Total	$41,939	$44,743

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

The investor base for most issues of municipal securities is fairly narrow, and within this investor base, there is only a subset that invests in housing revenue bonds, as these securities require an additional level of mortgage security expertise. Consequently, the market for these securities is fairly illiquid. These valuations are sensitive to trends in the broader municipal securities market, which includes credit risk. As market concerns associated with credit risk increase (decrease), the fair value of housing revenue bonds will generally decrease (increase). In addition, housing revenue bonds also are subject to the same interest rate risk, prepayment risk, and house price levels as other non-agency mortgage-related securities. As interest rates increase (decrease) or projected home price forecasts decrease (increase), the fair value of housing revenue bonds will generally decrease (increase).

Manufactured Housing

Securities backed by loans on manufactured housing properties are valued using the median of multiple dealer prices. Some of the key valuation drivers include the overall market direction, the collateral’s performance, and vintage. These securities are classified as Level 3 in the fair value hierarchy because key inputs are unobservable in the market due to low levels of liquidity.

The fair values of our manufactured housing securities rely on unobservable inputs as there is no new production, and outstanding securities are very thinly traded. In some instances, a security may be comprised of so few loans, that the concentration risk will further limit the number of potential investors. Due to the seasoned nature of these securities, the primary valuation driver for manufactured housing is market demand at a particular point in time. An increase (decrease) in selling activity will typically result in a decrease (increase) in fair values. A secondary driver of the overall fair value measurement is the macroeconomic drivers of the economy. As the broader economy improves (deteriorates), the fair values will tend to increase (decrease).

Asset-Backed Securities (Non-Mortgage-Related)

These private-label non-mortgage-related securities are valued based on prices from pricing services. Some of the key valuation drivers include the discount margin, subordination level, and prepayment speed, coupled with interest rates. They are classified as Level 2 because of their liquidity and tight pricing ranges.

177	Freddie Mac

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

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale consist of multifamily mortgage loans with the fair value option elected and are measured at fair value on a recurring basis. The fair values of mortgage loans, held-for-sale are generally based on market prices obtained from a third-party pricing service that uses a discounted cash flow approach. The pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread. The spread is based on price data obtained from purchases and sales of similar mortgage loans traded in both the agency and non-agency markets, adjusted based on the mortgage loan’s current LTV ratio and DSCR, which are unobservable.

Given the relative illiquidity in the marketplace for unsecuritized multifamily mortgage loans and the significance of the unobservable inputs to the valuation, these loans are classified as Level 3.

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

Mortgage Loans, Held-for-Investment

Mortgage loans, held-for-investment are measured at fair value on a non-recurring basis and represent impaired multifamily mortgage loans that have been written down to the fair value of the underlying collateral due to impairment. We primarily use the income capitalization technique and third-party appraisals to derive the fair value of the underlying collateral. The income capitalization approach estimates the fair value using the present value of expected future cash flows by applying an overall capitalization rate to the forecasted net operating income. The key input used in this calculation is the capitalization rate, which is determined through analysis of the DSCR. The valuations are also sensitive to current interest rates and investor return requirements. The third-party appraisers consider the physical condition of the property and use comparable sales and other market data in determining the appraised value. We use the prices provided by the third-party appraisers without adjustment. We classify impaired multifamily mortgage loans, held-for-investment as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Derivative Assets, Net

Derivative assets largely consist of interest-rate swaps, option-based derivatives, futures, and forward purchase and sale commitments that we account for as derivatives. The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, and trade/settle receivable or payable, and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net unrealized gain position are reported as derivative assets, net. Similarly, derivatives in a net unrealized loss position are reported as derivative liabilities, net.

Interest-Rate Swaps and Option-Based Derivatives

The fair values of interest-rate swaps are determined by using the appropriate yield curves to discount the expected cash flows of both the fixed and variable rate components of the swap contracts. In doing so, we first observe publicly available market spot interest rates, such as money market rates, Eurodollar futures contracts, LIBOR swap rates, and OIS rates. The spot curves are translated to forward curves using internal models. From the forward curves, the periodic cash flows are calculated on the pay and receive sides of the swap and discounted back at the relevant forward rates to arrive at the fair value of the swap. Since the fair values of the swaps are determined by using observable inputs from active markets, these are generally classified as Level 2 under the fair value hierarchy.

178	Freddie Mac

Option-based derivatives include call and put swaptions and other option-based derivatives. The majority of our option-based derivatives are European options. The fair values of the European call and put swaptions are calculated by using market observable interest rates and dealer-supplied interest rate volatility grids as inputs to our option-pricing models. Within each grid, prices are determined based on the option term of the underlying swap and the strike rate of the swap. Derivatives with embedded American options are valued using dealer-provided pricing grids. The grids contain prices corresponding to specified option terms of the underlying swaps and the strike rate of the swaps. Interpolation is used to calculate prices for positions for which specific grid points are not provided. Derivatives with embedded Bermudan options are valued based on prices provided directly by counterparties. Swaptions are classified as Level 2 under the fair value hierarchy. Other option-based derivatives include exchange-traded options that are valued by exchange-published daily closing prices. Therefore, exchange-traded options are classified as Level 1 under the fair value hierarchy. Other option-based derivatives also include purchased interest-rate cap and floor contracts that are valued by using observable market interest rates and cap and floor rate volatility grids obtained from dealers, and cancellable interest rate swaps that are valued by using dealer prices. Cap and floor contracts are classified as Level 2 and cancellable interest rate swaps with fair values using significant unobservable inputs are classified as Level 3 under the fair value hierarchy.

Cancelable swaps, which are interest rate swaps where one counterparty has the option to terminate on one or more payment dates, comprise the largest component of the Level 3 derivatives population. These positions are priced using counterparty prices. The cancelable swap valuation is largely driven by changes in interest rates and volatility. As we are in a net receive-fixed position with respect to cancelable swaps, we are effectively short a call option. As a result, an increase (decrease) in interest rates will result in a decrease (increase) to the fair value measurement. An increase (decrease) in volatility will generally result in a decrease (increase) to the fair value measurement. These impacts are highly dependent on the specific terms of each deal and the degree to which the holder of the option is in the money or out of the money, as a decrease in interest rates will increase the likelihood that the counterparty will exercise the call option. In addition, changes in our or a counterparty’s creditworthiness could impact the valuation. For example, a deterioration (improvement) in our creditworthiness decreases (increases) the fair value measurement.

179	Freddie Mac

The table below shows the fair values, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profiles of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps. As of June 30, 2012 and December 31, 2011, our option-based derivatives had a remaining weighted-average life of 5.1 years and 5.0 years, respectively.

Table 16.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	June 30, 2012
			Fair Value(1)
	Notional or Contractual Amount	Total Fair Value(2)	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$249,498	$13,480	$115	$833	$3,813	$8,719
Weighted average fixed rate(3)			2.09%	1.02%	1.99%	2.84%
Forward-starting swaps(4)	10,930	1,347	—	—	—	1,347
Weighted average fixed rate(3)			—	—	—	3.79%
Basis (floating to floating)	2,350	4	(1)	—	5	—
Pay-fixed:
Swaps	275,951	(32,685)	(29)	(2,584)	(5,366)	(24,706)
Weighted-average fixed rate(3)			0.85%	2.92%	2.86%	3.68%
Forward-starting swaps(4)	16,709	(2,041)	—	—	—	(2,041)
Weighted-average fixed rate(3)			—	—	—	3.35%

Total interest-rate swaps	$555,438	$(19,895)	$85	$(1,751)	$(1,548)	$(16,681)

Option-based derivatives:
Call swaptions	$54,695	$8,827	$2,579	$3,393	$260	$2,595
Put swaptions	45,300	333	—	29	48	256
Other option-based derivatives(5)	33,492	2,399	—	—	—	2,399

Total option-based	$133,487	$11,559	$2,579	$3,422	$308	$5,250

	December 31, 2011
			Fair Value(1)
	Notional or Contractual Amount	Total Fair Value(2)	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$195,716	$10,651	$22	$390	$2,054	$8,185
Weighted-average fixed rate(3)			1.17%	1.03%	2.26%	3.35%
Forward-starting swaps(4)	16,092	2,239	—	—	—	2,239
Weighted-average fixed rate(3)			—	—	—	3.96%
Basis (floating to floating)	2,750	(2)	—	(6)	4	—
Pay-fixed:
Swaps	276,564	(31,565)	(62)	(1,319)	(6,108)	(24,076)
Weighted average fixed rate(3)			1.59%	2.20%	3.13%	3.84%
Forward-starting swaps(4)	12,771	(2,923)	—	—	—	(2,923)
Weighted average fixed rate(3)			—	—	—	5.16%

Total interest-rate swaps	$503,893	$(21,600)	$(40)	$(935)	$(4,050)	$(16,575)

Option-based derivatives:
Call swaptions	$103,800	$10,043	$5,230	$1,339	$558	$2,916
Put swaptions	70,875	636	22	49	166	399
Other option-based derivatives(5)	38,549	2,254	—	—	—	2,254

Total option-based	$213,224	$12,933	$5,252	$1,388	$724	$5,569

(1)	Fair value is categorized based on the period from June 30, 2012 and December 31, 2011, respectively, until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of June 30, 2012.
(5)	Primarily includes purchased interest rate caps and floors.

180	Freddie Mac

Other Derivatives

Other derivatives mainly consist of exchange-traded futures, foreign-currency swaps, certain forward purchase and sale commitments, and credit derivatives. The fair value of exchange-traded futures is based on end-of-day observed closing prices obtained from third-party pricing services; therefore, they are classified as Level 1 under the fair value hierarchy. The fair value of foreign-currency swaps is determined by using the appropriate yield curves to calculate and discount the expected cash flows for the swap contracts; therefore, they are classified as Level 2 under the fair value hierarchy since the fair values are determined by using observable inputs from active markets.

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

Other Assets: Guarantee Asset and All Other Assets

Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through a discounted cash flow approach. Because of the broad range of liquidity discounts applied by dealers to these similar securities and because the discounted cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. Our guarantee asset is comprised mostly of guarantees on multifamily Freddie Mac securities. This asset is valued using a discounted cash flow approach that is sensitive to changes in benchmark interest rates and our current OAS to benchmark rates for the inception of new guarantees, which are in turn driven by changes in our view of credit risk and liquidity and changes in the credit profile of the guarantee portfolio. Significant increases in benchmark interest rates and credit and liquidity OAS and/or deterioration in portfolio credit quality may result in significantly lower fair value measurement.

All other assets at fair value consist of mortgage servicing rights, and are valued based on a discounted cash flow valuation performed by a third-party vendor that specializes in valuing and brokering sales of mortgage servicing rights. These values are classified as Level 3 and are sensitive to changes in unobservable inputs, including: benchmark interest rates, cost of servicing performing and non-performing loans, estimated prepayment speeds and default rates, and expected ancillary income. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

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

181	Freddie Mac

Debt Securities Recorded at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and certain other debt securities. See “Fair Value Election — Debt Securities with Fair Value Option Elected” for additional information. We determine the fair value of these instruments by obtaining multiple quotes from dealers. Given the weakness in the market as evidenced by low transaction volumes in these securities, these fair values are classified as Level 3 in the fair value hierarchy at June 30, 2012.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring and non-recurring basis using unobservable inputs (Level 3) as of June 30, 2012.

182	Freddie Mac

Table 16.6 — Quantitative Information about Level 3 Fair Value Measurements

	June 30, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,493	Hedge ratio	Effective duration(2)	0.04 - 1.46 years	1.45 years
		340	Other

Total Freddie Mac	$73,224	1,833
Fannie Mae		144	Median of external sources	External pricing sources	$104.7 - $111.4	$108.2
		35	Other

Total Fannie Mae	17,689	179
Ginnie Mae		10	Discounted cash flows
		8	Median of external sources

Total Ginnie Mae	230	18
Subprime, option ARM, and Alt-A:
Subprime		25,433	Median of external sources	External pricing sources	$50.4 - $60.4	$55.3
		345	Other

Total subprime	25,778	25,778
Option ARM		5,422	Median of external sources	External pricing sources	$38.5 - $45.3	$42.0
		6	Other

Total option ARM	5,428	5,428
Alt-A and other		8,630	Median of external sources	External pricing sources	$63.7 - $71.2	$67.6
		2,103	Other

Total Alt-A and other	10,733	10,733
CMBS		2,271	Single external source	External pricing source	$93.6 - $93.6	$93.6
		1,029	Hedge ratio	Effective duration(2)	10.4 - 17.4 years	15.4 years
		402	Other

Total CMBS	52,982	3,702
Obligations of states and political subdivisions		6,945	Median of external sources	External pricing sources	$101.9 - $102.7	$102.3
		363	Other

Total obligations of states and political subdivisions	7,308	7,308
Manufactured housing		708	Median of external sources	External pricing sources	$78.0 - $83.5	$80.2
		18	Other

Total manufactured housing	726	726

Total available-for-sale mortgage-related securities	194,098	55,705
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		932	Discounted cash flows	OAS	(618) - 6,782 bps	512 bps
		487	Other

Total Freddie Mac	13,600	1,419
Fannie Mae		368	Discounted cash flows	OAS	(311) - 11,937 bps	758 bps
		6	Other

Total Fannie Mae	12,546	374
Ginnie Mae		92	Discounted cash flows
		19	Other

Total Ginnie Mae	147	111
Other	178	58	Other
Total trading mortgage-related securities	26,471	1,962

Total investments in securities	$220,569	$57,667

183	Freddie Mac

	June 30, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Mortgage loans:
Held-for-sale, at fair value	$10,120	$10,120	Discounted cash flows	DSCR	1.25 - 6.79	1.85
				Current LTV	10% - 80%	71%
Other assets:
Guarantee asset, at fair value		717	Discounted cash flows	OAS	0 - 332 bps	52 bps
		145	Other

Total guarantee asset, at fair value	862	862
All other, at fair value	139	139	Discounted cash flows	Prepayment rate(3)	8.33% - 39.57%	21.06%
				Servicing income per loan	0.19% - 0.51%	0.25%
				Cost to service per loan	$73 - $354	$132

Total other assets	1,001	1,001
Liabilities
Debt securities recorded at fair value		1,158	Median of external sources	External pricing sources	$102.9 - $103.5	$103.1
		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0

Total debt securities recorded at fair value	2,158	2,158
Net derivatives	168	20	Discounted cash flows
			Counterparty marks
All other, at fair value	1	1	Discounted cash flows
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$731	Income capitalization	Capitalization rates(4)	5% - 9%	7%
		436	Third-party appraisal	Property value	$2 million - $43 million	$19 million

Total held-for-investment	$1,167	1,167
REO, net		598	Market comparable data(5)	Historical average sale proceeds by state per property(6)	$33,834 - $335,272	$105,965
		6	Other

Total REO, net	604	604

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.
(3)	Represents the effective borrower prepayment and modeled foreclosure rate based upon the principal balance weighted expected life, derived from our prepayment model.
(4)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(5)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(6)	Represents the average of three months of REO sales proceeds by state.

Valuation Processes and Controls Over Fair Value Measurement

Groups within our Finance division, independent of our trading and investing function, execute and validate the valuation processes. Our Enterprise Valuation Risk group, or EVR, provides independent risk governance over all valuation processes with the goal of verifying that reasonable fair values are used for financial reporting and risk management. EVR creates, maintains, and updates corporate-wide valuation control policies related to our valuation processes, including providing notice to the business areas when updates are made and consulting with the business areas on policy implementation.

We employ control processes to validate the techniques and models we use to determine fair value including review and approval of new transaction types, valuation judgments, methods, models, process controls, and results. These processes are designed to help ensure that fair value measurements are appropriate, consistently applied, and reliable.

•

Our control processes include performing monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and using independent analytics to determine if assigned fair values are reasonable. This review covers all categories of products with increased attention given to higher risk/impact valuations, including those dependent on a single source.

184	Freddie Mac

•

Our validation processes are intended to help ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by dealers or pricing services. Where applicable, prices are back-tested by comparing the settlement prices to our fair value measurements.

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

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in the table below present our estimates of the fair value of our financial assets and liabilities at June 30, 2012 and December 31, 2011. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

185	Freddie Mac

Table 16.7 — Consolidated Fair Value Balance Sheets

	June 30, 2012						December 31, 2011
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$19.2	$18.9	$0.3	$—	$—	$19.2	$28.4	$28.4
Restricted cash and cash equivalents	10.2	10.2	—	—	—	10.2	28.1	28.1
Federal funds sold and securities purchased under agreements to resell	38.9	—	38.9	—	—	38.9	12.0	12.0
Investments in securities:
Available-for-sale, at fair value	194.1	—	138.4	55.7	—	194.1	210.7	210.7
Trading, at fair value	47.4	19.0	26.4	2.0	—	47.4	58.8	58.8

Total investments in securities	241.5	19.0	164.8	57.7	—	241.5	269.5	269.5

Mortgage loans:
Mortgage loans held by consolidated trusts	1,532.9	—	1,056.6	520.4	—	1,577.0	1,564.2	1,598.2
Unsecuritized mortgage loans	197.2	—	19.2	156.5	—	175.7	217.1	205.9

Total mortgage loans	1,730.1	—	1,075.8	676.9	—	1,752.7	1,781.3	1,804.1
Derivative assets, net	0.2	—	27.3	—	(27.1)	0.2	0.1	0.1
Other assets	26.2	—	0.9	25.2	—	26.1	27.8	28.5

Total assets	$2,066.3	$48.1	$1,308.0	$759.8	$(27.1)	$2,088.8	$2,147.2	$2,170.7

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,468.6	$—	$1,543.8	$3.7	$—	$1,547.5	$1,471.4	$1,552.5
Other debt	581.7	—	580.9	20.6	—	601.5	660.6	681.2

Total debt, net	2,050.3	—	2,124.7	24.3	—	2,149.0	2,132.0	2,233.7
Derivative liabilities, net	0.3	—	35.6	—	(35.3)	0.3	0.4	0.4
Other liabilities	14.6	0.3	8.2	7.6	—	16.1	14.9	15.0

Total liabilities	2,065.2	0.3	2,168.5	31.9	(35.3)	2,165.4	2,147.3	2,249.1

Net assets
Senior preferred stockholders	72.3	—	—	72.3	—	72.3	72.2	72.2
Preferred stockholders	14.1	—	1.0	—	—	1.0	14.1	0.6
Common stockholders	(85.3)	—	—	(149.9)	—	(149.9)	(86.4)	(151.2)

Total net assets	1.1	—	1.0	(77.6)	—	(76.6)	(0.1)	(78.4)

Total liabilities and net assets	$2,066.3	$0.3	$2,169.5	$(45.7)	$(35.3)	$2,088.8	$2,147.2	$2,170.7

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

186	Freddie Mac

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

Cash and Cash Equivalents (including Restricted Cash and Cash Equivalents)

Cash and cash equivalents (including restricted cash and cash equivalents) largely consist of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Cash and restricted cash are classified as Level 1. Cash equivalents (including restricted cash equivalents) that are highly liquid investments for which we can obtain unadjusted quoted prices are also classified as Level 1. Cash equivalents (including restricted cash equivalents) are primarily classified as Level 2 because we use observable inputs other than quoted prices to determine the fair value measurement.

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

Single-Family Loans

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premium; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity, and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale.

GSE Securitization Market as Principal Market

For single-family mortgage loans where we determined the principal market is the GSE securitization market, we estimate fair value based on the estimate of the price we would receive if we were to securitize these loans. This principal market assumption applies to both loans held by consolidated trusts and unsecuritized loans.

Our estimate of fair value is based on: (a) comparisons to prices of actively traded mortgage-related securities with similar characteristics; (b) the excess coupon (implied management and guarantee fee); and (c) the credit obligation related to performing our guarantee.

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

187	Freddie Mac

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

The estimate of fair value is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use delivery and guarantee fees charged by us as a market benchmark for all guaranteed loans that would qualify for purchase under current underwriting standards (used for the majority of the guaranteed loans, but accounts for a small share of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used for less than half of the guaranteed loans, but accounts for the largest share of the overall fair value of the guarantee obligation).

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

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $10.1 billion as of June 30, 2012. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of June 30, 2012 as presented in our consolidated fair value balance sheets is $129.7 billion.

Whole Loan Market as Principal Market

For single-family mortgage loans where we determined the principal market is the whole loan market, we estimate fair value based on our estimate of prices we would receive if we were to sell these loans in the whole loan market. Prices for these loans are obtained from multiple dealers who reference market activity, where available, for deeply delinquent and the majority of modified loans and use internal models and their judgment to determine default rates, severity rates, home prices, and risk premiums.

Level in the Fair Value Hierarchy

Single-family mortgage loans are classified as Level 2 or Level 3 depending on whether the inputs are observable. Single-family mortgage loans that would qualify for purchase under current underwriting standards are assigned to Level 2 as the key inputs used for the valuation of these loans, such as TBA pricing, our externally-published credit pricing grids for delivery and guarantee fees, and third-party excess interest-only prices, are observable while modeled components comprise a small percentage of total value (e.g., general and administrative expense, credit enhancement). Other single-family mortgage loans are classified in Level 3 if our credit cost is based on our internal credit model or if loans are valued using prices obtained from dealers. The internal model and the dealer prices are based on assumptions, which include significant unobservable inputs.

188	Freddie Mac

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily mortgage loans, see “Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Investment” and “— Mortgage Loans, Held-for-Sale,” respectively. Non-impaired multifamily mortgage loans are valued using the same technique as held-for-sale multifamily mortgage loans.

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

We adjust the GAAP-basis deferred taxes reflected on our consolidated fair value balance sheets to include estimated income taxes on the difference between our consolidated fair value balance sheets net assets, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets total equity (deficit). To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. In addition, if our net deferred tax assets on our consolidated fair value balance sheets, calculated as described above, exceed our net deferred tax assets on our GAAP consolidated balance sheets that have been reduced by a valuation allowance, our net deferred tax assets on our consolidated fair value balance sheets are limited to the amount of our net deferred tax assets on our GAAP consolidated balance sheets. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

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

189	Freddie Mac

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

190	Freddie Mac

During the six months ended June 30, 2012, we paid approximately $4 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed motions to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed motions to dismiss the second amended complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss and set a briefing schedule for plaintiff’s motion for leave to amend its complaint. On February 13, 2012, plaintiff filed motion for leave to amend, which sought leave to file a third amended complaint and add allegations based on a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On March 27, 2012, the Court granted the plaintiff’s motion for leave to amend, and plaintiff filed its third amended complaint on March 28, 2012. On April 26, 2012, defendants filed motions to dismiss the third amended complaint. The Court denied the motions on May 25, 2012. All defendants have filed answers to the third amended complaint. Discovery is ongoing.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that the parties have not yet briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiffs claim that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seek unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 20, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice Freddie Mac’s motion to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 15, 2011. The defendants have filed motions to dismiss the second amended consolidated complaint. On February 17, 2012, plaintiff served a motion seeking leave to file a third amended consolidated complaint based on the non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. These motions have been fully briefed and remain pending before the Court.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Court has not yet ruled upon the defendants’ motions to dismiss the second amended complaint or plaintiffs’ motion seeking leave to file a third amended complaint; and the fact that the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of

191	Freddie Mac

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

Sonoma County’s motion for preliminary injunction was granted in part, requiring FHFA to provide a notice and comment period with regard to its directives. FHFA filed an appeal of the injunction on September 15, 2011, and the District Court granted FHFA a 10-day stay of the injunction to allow FHFA to request a further stay from the U.S. Court of Appeals for the Ninth Circuit, which occurred on October 11, 2011. By order dated December 20, 2011, the Ninth Circuit denied the request for a stay with respect to the notice and comment period. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking and notice of intent to prepare an environmental impact statement. On April 26, 2012, the Ninth Circuit issued an order stating that “the stay of the preliminary injunction remains in effect” and that it “will take no action on [the California plaintiffs’] appeal until after a decision on the summary judgment motions is issued.” On June 15, 2012, FHFA issued a notice of proposed rulemaking.

On October 17, 2011 the City of Palm Desert voluntarily dismissed any remaining claims it might have had against Freddie Mac. The complaint filed by Leon County was dismissed by the Court on September 30, 2011. Leon County filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit on November 28, 2011.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to the following factors, among

192	Freddie Mac

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

After the Court dismissed, without prejudice, the plaintiffs’ consolidated complaint, amended consolidated complaint, and second consolidated complaint, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants, on November 14, 2010. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. The plaintiffs moved for class certification on June 30, 2011, but withdrew this motion on July 5, 2011. The plaintiffs again moved for class certification on August 30, 2011, which motion was denied on March 27, 2012. Plaintiffs moved for reconsideration of this denial on April 11, 2012. The Court denied the motion for reconsideration on May 2, 2012. On May 31, 2012, the U.S. Court of Appeals for the Second Circuit denied plaintiffs’ motion for leave to appeal the denial of class certification.

Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the underwriting agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential effect on our business, financial condition or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the inherent uncertainty of litigation and the fact that plaintiffs may appeal the denial of class

193	Freddie Mac

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

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan of liquidation and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. The plan and disclosure statement were subsequently modified several times, and the plan was confirmed by the court on December 6, 2011. The plan sets aside $1.2 billion to be available for payment in full of our priority claim relating to losses incurred on short-term lending transactions with certain Lehman Entities if it is ultimately allowed as a priority claim, but leaves open for subsequent litigation whether our claim of priority status is proper. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would be entitled to receive an estimated distribution of approximately 21% (or approximately $250 million) over the next three years. The plan also provides that general unsecured claims, such as our claim relating to repurchase obligations of $868 million, will be entitled to a distribution of approximately 19.9% of the allowed amount, if any. The plan does not adjudge or allow our unsecured repurchase obligations claim, but permits claims allowance proceedings to continue. Finally, the plan entitles Freddie Mac to a distribution of approximately 39% (or about $6.4 million) payable over the next three years on our allowed claim exceeding $16 million relating to losses on derivative transactions.

Taylor, Bean & Whitaker and Ocala Funding, LLC Bankruptcies

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

On July 20, 2012, Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In connection with the bankruptcy filing, Ocala also filed a motion seeking an examination of Freddie Mac and FHFA, in which Ocala asserts that it has “viable, legitimate and valuable causes of action against Freddie Mac” to recover approximately $805 million of funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts maintained by TBW. Ocala intends to distribute any monies recovered from Freddie Mac among its creditors, including various banks and the FDIC.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery is proceeding.

194	Freddie Mac

IRS Litigation

In 2010, we received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. We paid the tax assessed in the Statutory Notice for the years 2006 to 2007 of $36 million in 2012 and will seek a refund through the administrative process, which could include filing suit in Federal District Court. A Tax Court trial date was scheduled for November 13, 2012; however, on May 31, 2012, counsels for the IRS and Freddie Mac filed a joint motion for continuance in order to explore settlement options. The motion was granted by the Tax Court on June 7, 2012, suspending the trial date until further notice. We believe appropriate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 12: INCOME TAXES.”

Lawsuits Involving Real Estate Transfer Taxes and Recordation Taxes

On June 20, 2011, Oakland County (Michigan) and the Oakland County Treasurer filed a lawsuit against Freddie Mac and Fannie Mae in the U.S. District Court for the Eastern District of Michigan alleging that the enterprises failed to pay real estate transfer taxes on transfers of real property in Oakland County where the enterprises were the grantors. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae. On November 10, 2011, Genesee County (Michigan) and the Genesee County Treasurer filed a class action lawsuit in the same court on behalf of itself and the other 82 Michigan Counties raising similar claims against FHFA (as Conservator), Freddie Mac, and Fannie Mae. The Court later certified the class, with two Michigan counties opting out. The Michigan Department of Attorney General and the Michigan Department of Treasury intervened in both actions against the defendants. In both actions, FHFA, Freddie Mac and Fannie Mae asserted that they were not liable for the transfer taxes based on statutory tax exemptions applicable to each. On March 23, 2012, the Court granted summary judgment against FHFA (as Conservator), Freddie Mac, and Fannie Mae in both actions, determining that the statutory exemptions did not exempt them from Michigan’s state and county transfer tax. On April 24, 2012, the plaintiffs in the Oakland County case sought leave to file a second amended complaint to cover purportedly taxable transactions where the enterprises received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. Also on April 24, 2012, FHFA (as Conservator), Freddie Mac, and Fannie Mae requested that the Court certify its March 23, 2012 orders granting plaintiffs summary judgment for an interlocutory appeal to the U.S. Court of Appeals for the Sixth Circuit and stay the actions pending resolution of any resulting appeal. On April 26, 2012, the plaintiffs in the Genesee County case sought leave to file an amended complaint to cover purportedly taxable transactions where the enterprises received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. On May 21, 2012, FHFA (as Conservator), Freddie Mac, and Fannie Mae filed a petition for permission to appeal to the U.S. Court of Appeals for the Sixth Circuit. The Court has not yet ruled on the defendants’ motion for certification of an interlocutory appeal and motion for a stay, the Oakland plaintiffs’ motion to file a second amended complaint or the Genesee plaintiffs’ motion to file an amended complaint, nor has it addressed the amount of damages the plaintiffs contend are owed in either case.

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

We are also defendants in similar lawsuits in 13 states and the District of Columbia. These lawsuits, other than the one in the District of Columbia, were all filed after we received the unfavorable ruling in Michigan on March 23, 2012. Each of these lawsuits generally challenges our statutory exemption from transfer taxes imposed on the transfer of real estate properties and seeks damages in an amount yet to be determined for unpaid transfer taxes on transfers to and/or from the defendants as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs or

195	Freddie Mac

attorneys’ fees. These lawsuits may lead to additional similar lawsuits in other states and jurisdictions that impose these taxes.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition or results of operation. In addition, we are unable to reasonably estimate the possible loss or range of possible loss with respect to these lawsuits due to the following factors, among others: (a) none of the plaintiffs have demanded a stated amount of damages they believe are due; (b) with respect to the Oakland County and Genesee County lawsuits, the scope of permissible claims has not yet been determined and discovery regarding the amount of damages is still in the early stages; and (c) with respect to the other lawsuits, discovery regarding the amount of damages has not yet begun.

Mortgage Guaranty Insurance Corporation

Freddie Mac and Mortgage Guaranty Insurance Corporation, or MGIC, are involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. Freddie Mac contends that the policies have approximately $0.5 billion more in coverage than MGIC contends is provided for under the policies.

On May 16, 2012, MGIC filed a lawsuit against Freddie Mac and FHFA in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration that its interpretation of the policies is correct or, in the alternative, seeking reformation of the policies consistent with MGIC’s interpretation. MGIC’s complaint also seeks court costs. On May 17, 2012, Freddie Mac filed a lawsuit against MGIC in the U.S. District Court for the Eastern District of Virginia seeking a declaratory judgment that its interpretation of the policies is correct and that, pursuant to the doctrines of waiver, estoppel, and/or laches, MGIC may not take a contrary position. Freddie Mac’s action additionally includes claims against MGIC for anticipatory breach of contract, breach of contract, breach of the duty of good faith, and conversion. Freddie Mac seeks compensatory and punitive damages, prejudgment interest, and attorneys’ fees and costs.

On June 8, 2012, Freddie Mac and MGIC each filed motions to dismiss, stay, or transfer the other party’s lawsuit. On June 14, 2012, Freddie Mac’s complaint in the Virginia Court was amended to add FHFA as a co-plaintiff. On July 5, 2012, MGIC’s motion was granted in part and denied in part by the Virginia court. The Virginia court’s order provides for transfer of the case to the Wisconsin court, but stays execution of the order and all proceedings in the case pending a further order from the Virginia court after a decision by the Wisconsin court concerning whether it has jurisdiction to hear MGIC’s case against us and FHFA.

On June 28, 2012, MGIC filed a motion in the Virginia court to dismiss Freddie Mac’s amended complaint. Further action on this motion was stayed by the Virginia court in its order of July 5, 2012.

NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

Table 18.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(in millions)
Other assets:
Guarantee asset	$862	$752
Accounts and other receivables	8,774	8,350
All other	1,283	1,411

Total other assets	$10,919	$10,513

Other liabilities:
Guarantee obligation	$864	$787
Servicer liabilities	3,544	3,600
Accounts payable and accrued expenses	946	845
All other	881	814

Total other liabilities	$6,235	$6,046

196	Freddie Mac

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

No stock options were exercised during the three months ended June 30, 2012, and all remaining restrictions on restricted stock units lapsed during the first quarter of 2012.

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

197	Freddie Mac

Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

198	Freddie Mac

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

199	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer

Date: August 7, 2012

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2012

200	Freddie Mac

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

201	Freddie Mac

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

Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. For single-family mortgage loans, we generally report delinquency rate information based on the number of loans that are seriously delinquent. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure.

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

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

202	Freddie Mac

Federal Reserve — Board of Governors of the Federal Reserve System

FHA — Federal Housing Administration

FHFA — Federal Housing Finance Agency — An independent agency of the U.S. government established by the Reform Act with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.

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

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of management and guarantee fees paid on a monthly basis, as a percentage of the UPB underlying loans, and initial upfront payments, such as delivery fees.

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

HFA — State or local Housing Finance Agency

203	Freddie Mac

HFA initiative — An initiative among Treasury, FHFA, Freddie Mac, and Fannie Mae that commenced in 2009. Under the HFA initiative, we and Fannie Mae provide assistance to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The HFA initiative includes the NIBP and the TCLFP.

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

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations

MHA Program — Making Home Affordable Program — Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Administration in February 2009. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes HARP and HAMP.

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

204	Freddie Mac

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

NIBP — New Issue Bond Program is a component of the HFA initiative in which we and Fannie Mae issued partially-guaranteed pass-through securities to Treasury that are backed by bonds issued by various state and local HFAs. The program provides financing for HFAs to issue new housing bonds. Treasury is obligated to absorb any losses under the program up to a certain level before we are exposed to any losses.

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

OFHEO — Office of Federal Housing Enterprise Oversight. The predecessor to FHFA.

OIS — Overnight Index Swap — Interest-rate curve used to discount the future cash flows of certain collateralized derivatives, rather than the LIBOR curve.

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

205	Freddie Mac

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

206	Freddie Mac

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

TBA — To be announced

TCLFP — Temporary Credit and Liquidity Facility Program is a component of the HFA initiative in which we and Fannie Mae issued credit guarantees to holders of variable-rate demand obligations issued by various state and local HFAs. Treasury is obligated to absorb any losses under the program up to a certain level before we are exposed to any losses. The program is scheduled to expire on December 31, 2012; however, Treasury has given participants the option to extend the program facility to December 31, 2015.

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

207	Freddie Mac

Warrant — Refers to the warrant we issued to Treasury on September 8, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.

Workout, or loan workout — A workout is either: (a) a home retention action, which is either a loan modification, repayment plan, or forbearance agreement; or (b) a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.

XBRL — eXtensible Business Reporting Language

Yield curve — A graphical display of the relationship between yields and maturity dates for bonds of the same credit quality. The slope of the yield curve is an important factor in determining the level of net interest yield on a new mortgage asset, both initially and over time. For example, if a mortgage asset is purchased when the yield curve is inverted (i.e., short-term rates higher than long-term rates), our net interest yield on the asset will tend to be lower initially and then increase over time. Likewise, if a mortgage asset is purchased when the yield curve is steep (i.e., short-term rates lower than long-term rates), our net interest yield on the asset will tend to be higher initially and then decrease over time.

208	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description
3.1	Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated May 22, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 23, 2012)
10.1	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)
10.2	Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)
10.3	PC Master Trust Agreement dated May 30, 2012
10.4	Second Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009)
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema(1)
101.CAL	XBRL Taxonomy Extension Calculation(1)
101.LAB	XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
101.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1	Freddie Mac