Form 10-Q
period 2012-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2012-11-06
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012, there were 650,033,623 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

FINANCIAL STATEMENTS

iii	Freddie Mac

PART I — FINANCIAL INFORMATION

We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator. See “BUSINESS — Conservatorship and Related Matters” in our Annual Report on Form 10-K for the year ended December 31, 2011, or 2011 Annual Report, and “Legislative and Regulatory Matters” in this Form 10-Q for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2011 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2012; (b) the “RISK FACTORS” section of this Form 10-Q and our 2011 Annual Report; and (c) the “BUSINESS” section of our 2011 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2012 included in “FINANCIAL STATEMENTS,” and our 2011 Annual Report.

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

Summary of Financial Results

We continue to be affected by the ongoing weakness in the economy. However, certain actions taken since early 2009, including our participation in HAMP and HARP, are helping to stabilize the housing market. During the nine months ended September 30, 2012, we observed certain signs of stabilization in the housing market, which contributed positively to our financial results in the third quarter of 2012. Our comprehensive income for the third quarter of 2012 was $5.6 billion, consisting of $2.9 billion of net income and $2.7 billion of total other comprehensive income. By comparison, our comprehensive income (loss) for the third quarter of 2011 was $(4.4) billion, consisting of $(4.4) billion of net income (loss) and $46 million of total other comprehensive income.

Our total equity was $4.9 billion at September 30, 2012, reflecting our total equity balance of $1.1 billion at June 30, 2012, comprehensive income of $5.6 billion for the third quarter of 2012 and our dividend payment of $1.8 billion on our senior preferred stock in September 2012. As a result of our positive net worth at September 30, 2012, no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2012.

1	Freddie Mac

Amendment to the Purchase Agreement with Treasury

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement that, among other items, replaced the fixed dividend rate on our senior preferred stock with a net worth sweep dividend beginning in the first quarter of 2013. This effectively ends the circular practice of Treasury advancing funds to us to pay dividends back to Treasury. As a result of this amendment, over the long term, our future profits will effectively be distributed to Treasury. The amendment also accelerates the wind down of our mortgage-related investments portfolio. See “LEGISLATIVE AND REGULATORY MATTERS — Amendment to the Purchase Agreement” for additional information regarding these changes.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees.

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

Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities

Our consistent market presence provides lenders with a constant source of liquidity for conforming mortgage products even when other sources of capital have withdrawn. We believe this liquidity provides our customers with confidence to continue lending in difficult environments. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the third quarter of 2012. We also enable mortgage originators to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. In September 2012, we estimate that borrowers were paying an average of 53 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

During the three and nine months ended September 30, 2012, we purchased or guaranteed $102.8 billion and $296.6 billion in UPB of single-family conforming mortgage loans, representing approximately 491,000 and 1,415,000 loans, respectively.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. HARP loans have been provided to more than 802,000 borrowers since the initiative began in 2009, including approximately 322,000 borrowers during the nine months ended September 30, 2012.

Pursuant to the policies in our servicing guide, we have authorized our mortgage servicers to provide a full range of mortgage relief options to homeowners with mortgages owned or guaranteed by us whose homes were damaged or destroyed by Hurricane Sandy and are located in jurisdictions that the Administration has declared to be Major Disaster Areas and where the Administration has made federal Individual Assistance programs available to affected individuals and households. The options available to the servicers include: (a) forbearance on mortgage payments for up to one year; (b) suspending foreclosure and eviction proceedings for up to twelve months; (c) waiving assessments of penalties or late fees against borrowers with disaster-damaged homes; and (d) not reporting forbearance or delinquencies caused by the disaster to the nation’s credit bureaus. We have communicated this authorization to our servicers and referred them to relevant policies in our servicing guide for further information.

2	Freddie Mac

Our loan workout programs, including HAMP and the non-HAMP standard modification, are designed to help borrowers experiencing hardship avoid foreclosure. Under each of these programs, borrowers are required to complete a trial period before the loan modification becomes effective. Based on information provided by the MHA Program administrator, our servicers had completed 209,851 loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2012. As of September 30, 2012, approximately 25,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification. Our completed modification volume during the first six months of 2012 was below what otherwise would be expected, as servicers completed the transition to the non-HAMP standard modification initiative; the volume of our non-HAMP standard modifications however, increased in the third quarter of 2012 compared to the second quarter of 2012.

Short sale activity continues to increase. Short sale activity as a percentage of the combined total of short sales and foreclosure transfers increased from 27% in the third quarter of 2011 to 35% in the third quarter of 2012 primarily resulting from our increased focus on this foreclosure alternative. At the direction of FHFA and as part of the servicing alignment initiative, we announced a new standard short sale process during the third quarter of 2012 designed to help more struggling borrowers use short sales to avoid foreclosure. This new process became effective November 1, 2012, and represents a significant change from our previous process. We believe that these changes will lead to further increases in short sales in the future.

Since 2009, we have helped more than 742,000 borrowers experiencing hardship complete a loan workout. The table below presents our single-family loan workout activities for the last five quarters.

T able 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	09/30/2012	06/30/2012	03/31/2012	12/31/2011	09/30/2011
	(number of loans)
Loan modifications	20,864	15,142	13,677	19,048	23,919
Repayment plans	7,099	8,712	10,575	8,008	8,333
Forbearance agreements(2)	2,190	4,738	3,656	3,867	4,262
Short sales and deed in lieu of foreclosure transactions	14,383	12,531	12,245	12,675	11,744

Total single-family loan workouts	44,536	41,123	40,153	43,598	48,258

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

A number of FHFA-directed changes to HARP were announced in late 2011, including provisions for reduced representations and warranties by the seller. In July 2012, we announced changes to broaden the number of loans eligible for reduced representations and warranties by the seller on relief refinance mortgages. In September 2012, we announced further changes to our relief refinance process that are intended to reduce the seller/servicers’ operational complexities associated with originating these loans. These changes allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. Our purchases of HARP loans increased to $65.1 billion in the first nine months of 2012, compared to $31.2 billion in the first nine months of 2011. However, the volume of our HARP and other relief refinance loan purchases has been limited by the ability of individual lenders, mortgage insurers, and other market participants to modify their processes to accommodate the recent changes in program requirements.

Minimizing Our Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the prolonged foreclosure process in many states;

3	Freddie Mac

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

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

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan, after consideration of other recoveries, if any. The amount we expect to collect on outstanding repurchase requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by the seller/servicers reimbursing us for realized credit losses. Some of these requests also may be rescinded in the course of the contractual appeals process. As of September 30, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion, and approximately 42% of these requests were outstanding for more than four months since issuance of our initial repurchase request (this figure includes repurchase requests for which appeals were pending). Of the total amount of repurchase requests outstanding at September 30, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is generally required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. Although we received payments under primary and other mortgage insurance of $1.5 billion and $2.0 billion in the nine months ended September 30, 2012 and 2011, respectively, which helped to mitigate our credit losses, many of our mortgage insurers remain financially weak. We expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. We believe that certain other of our mortgage insurance counterparties lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge.

On September 11, 2012, FHFA announced that Freddie Mac and Fannie Mae are launching a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework, developed at the direction of FHFA, is to clarify lenders’ repurchase exposure and liability on future deliveries of mortgage loans to Freddie Mac and Fannie Mae. With the new framework, FHFA has directed Freddie Mac and Fannie Mae to:

•	Conduct quality control reviews earlier in the loan process, generally between 30 to 120 days after loan purchase;

•	Establish consistent timelines for lenders to submit requested loan files for review;

•	Evaluate loan files on a more comprehensive basis to ensure a focus on identifying significant deficiencies;

•	Leverage data from the tools used by Freddie Mac and Fannie Mae to enable earlier identification of potentially defective loans; and

•	Make available more transparent appeals processes for lenders to appeal repurchase requests.

The new framework does not affect existing seller/servicer obligations under their contracts with us. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — New Representation and Warranty Framework” and “CREDIT RISK — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers.”

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

We continue efforts that we believe will create value for the industry by building the infrastructure for a future housing finance system. These efforts include the implementation of the Uniform Mortgage Data Program, or UMDP, which provides us with the ability to collect additional data that we believe will improve our risk management practices. In the first quarter

4	Freddie Mac

of 2012, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. The implementation of the portal was effective for mortgages with application dates after November 30, 2011 that were delivered to us after March 22, 2012. In the second quarter of 2012, we implemented the Uniform Loan Delivery Dataset, or ULDD, which provides for the efficient collection and use of consistent information about loan terms, collateral, and borrowers. The implementation of ULDD was effective for mortgages with application dates after November 30, 2011, which were delivered to us after July 22, 2012, with a transition period allowing for optional usage of ULDD for mortgages delivered to us between April 23, 2012 and July 22, 2012.

We are also working with FHFA and others to develop a plan for the design and development of a single securitization platform that can be used in a future secondary mortgage market. On October 4, 2012, FHFA released a white paper for industry comment that described a proposed framework for a new securitization platform and a model pooling and servicing agreement. FHFA has stated that it anticipates that Freddie Mac and Fannie Mae will each maintain its own distinct securitization operations and continue to issue its own securities.

We are continuing to work with FHFA and Fannie Mae to develop recommendations to align certain of the terms of the contracts we and Fannie Mae use with our respective single-family seller/servicers, as well as certain practices we follow in managing our remedies and our respective business relationships with these companies. On October 3, 2012, we announced, pursuant to a directive by FHFA, changes to requirements in certain areas related to loan servicing, including the implementation of a servicer scorecard. These changes align our and Fannie Mae’s requirements in these areas. See “RISK MANAGEMENT — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers” for additional information.

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

HARP loans represented 9% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012. Mortgages originated after 2008, including HARP loans, represented 60% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012, while the single-family loans originated from 2005 through 2008 represented 26% of this portfolio. Relief refinance mortgages of all LTV ratios comprised approximately 16% and 11% of the UPB in our total single-family credit guarantee portfolio at September 30, 2012 and December 31, 2011, respectively.

Approximately 96% and 95% of the single-family mortgages we purchased in the three and nine months ended September 30, 2012, respectively, were fixed-rate, first lien amortizing mortgages, based on UPB. Approximately 79% and 82% of the single-family mortgages we purchased in the three and nine months ended September 30, 2012, respectively, were refinance mortgages, and approximately 30% and 27%, respectively, of these refinance mortgages were HARP loans, based on UPB. HARP loans comprised approximately 22% and 13% of our single-family purchase volume in the nine months ended September 30, 2012 and 2011, respectively.

Due to our participation in HARP, we purchase a significant number of loans that have original LTV ratios over 100%. The proportion of loans we purchased with LTV ratios over 100% increased from approximately 5% of our single-family mortgage purchases (including HARP loans) in the nine months ended September 30, 2011 to 13% of our single-family mortgage purchases in the nine months ended September 30, 2012 due to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers with higher LTV ratios to refinance.

The credit quality of the single-family loans we acquired in the nine months ended September 30, 2012 (excluding HARP and other relief refinance mortgages, which represented approximately 31% of our single-family purchase volume during the nine months ended September 30, 2012) is significantly better than that of loans we acquired from 2005 through 2008 as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 (excluding HARP and other relief refinance mortgages) is primarily the result of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Our underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance

5	Freddie Mac

mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where borrower payments under their mortgages are reduced, thereby strengthening the borrower’s potential to make their mortgage payments.

Over time, HARP loans may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increases the probability of default. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%.

The table below presents the composition, loan characteristics, and serious delinquency rates of loans in our single-family credit guarantee portfolio, by year of origination at September 30, 2012.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At September 30, 2012						For the Nine Months Ended September 30, 2012
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio(3)	Current LTV Ratio(4)	Current LTV Ratio >100%(4)(5)	Serious Delinquency Rate(6)	Percent of Credit Losses
Year of Origination
2012	15%	755	78%	77%	15%	0.02%	<1%
2011	15	753	71	68	4	0.19	<1
2010	16	752	71	69	5	0.45	1
2009	14	751	70	70	4	0.77	2

Combined-2009 to 2012	60	753	73	71	7	0.37	3

2008	5	721	74	89	31	6.50	9
2007	8	701	77	109	57	12.20	36
2006	6	706	75	107	52	11.31	26
2005	7	713	73	91	34	7.02	17

Combined-2005 to 2008	26	710	75	100	45	9.38	88

2004 and prior	14	716	72	58	7	3.08	9

Total	100%	737	73	77	17	3.37	100%

(1)	Based on the loans remaining in the portfolio at September 30, 2012, which totaled $1.65 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009. For credit scores, LTV ratios, serious delinquency rates, and other information about relief refinance mortgages, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at September 30, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available.
(3)	See endnote (3) to “Table 34 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (4) to “Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(5)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(6)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually shifting mortgage credit risk from Freddie Mac to private investors, while simplifying and shrinking certain of our operations. In the case of single-family credit guarantees, we are exploring several ways to accomplish this goal, including increasing guarantee fees, establishing loss-sharing arrangements, and evaluating new risk-sharing transactions beyond the traditional charter-required mortgage insurance coverage. Two increases in guarantee fees have occurred or were announced by FHFA in recent months, and FHFA has proposed additional fee adjustments, as discussed in “LEGISLATIVE AND REGULATORY MATTERS — Increases to Guarantee Fees.”

The recent amendment to the Purchase Agreement accelerates the wind down of our mortgage-related investments portfolio. We are also studying the steps necessary for our competitive disposition of certain investment assets, including non-performing loans.

6	Freddie Mac

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

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. In the first half of 2012, we introduced a new compensation program for employees to help mitigate the uncertainty surrounding compensation. Under the program, the majority of employees have a more predictable income, as the program generally reduces the amount of compensation that is subject to variability. While uncertainty surrounding our future business model has contributed to employee turnover and low employee engagement, employee turnover in the second and third quarters of 2012 was lower than in the corresponding quarters of 2011. We are continuing to explore various strategic arrangements with outside firms to provide operational capability and staffing for key functions, as needed.

We believe the initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives will require additional resources and continue to affect our level of administrative expenses going forward.

Single-Family Credit Guarantee Portfolio

The UPB of our single-family credit guarantee portfolio declined approximately 5% during the nine months ended September 30, 2012, as the amount of single-family loan liquidations exceeded new loan purchase and guarantee activity. We believe this is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and a decline in our competitive position compared to other market participants.

The table below provides certain credit statistics for our single-family credit guarantee portfolio.

7	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Payment status —
One month past due	2.02%	1.79%	1.63%	2.02%	1.94%
Two months past due	0.66%	0.60%	0.57%	0.70%	0.70%
Seriously delinquent(1)	3.37%	3.45%	3.51%	3.58%	3.51%
Non-performing loans (in millions)(2)	$131,106	$118,463	$119,599	$120,514	$119,081
Single-family loan loss reserve (in millions)(3)	$33,298	$35,298	$37,771	$38,916	$39,088
REO inventory (in properties)	50,913	53,271	59,307	60,535	59,596
REO assets, net carrying value (in millions)	$4,459	$4,715	$5,333	$5,548	$5,539

	For the Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(in units, unless noted)
Seriously delinquent loan additions(1)	76,104	75,904	80,815	95,661	93,850
Loan modifications(4)	20,864	15,142	13,677	19,048	23,919
REO acquisitions	20,302	20,033	23,805	24,758	24,378
REO disposition severity ratio:(5)
California	37.7%	41.6%	44.2%	44.6%	45.5%
Arizona	36.3%	40.4%	45.0%	46.7%	48.7%
Florida	44.7%	46.2%	48.6%	50.1%	53.3%
Nevada	50.6%	54.3%	56.5%	54.2%	53.2%
Illinois	47.7%	47.8%	49.3%	51.2%	50.5%
Total U.S	36.2%	37.9%	40.3%	41.2%	41.9%
Single-family provision for credit losses (in millions)	$650	$177	$1,844	$2,664	$3,643
Single-family credit losses (in millions)	$2,936	$2,858	$3,435	$3,209	$3,440

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of September 30, 2012 and December 31, 2011, approximately $64.4 billion and $44.4 billion in UPB of TDR loans, respectively, were no longer seriously delinquent. During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs. The majority of these loans were not seriously delinquent as of September 30, 2012.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of modification agreements with borrowers completed during the quarter. Excludes forbearance agreements, repayment plans, and loans in modification trial periods.
(5)	States presented represent the five states where our credit losses were greatest during 2011 and the nine months ended September 30, 2012. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations income (expense), while our “credit-related expenses” consist of our provision for credit losses and REO operations income (expense).

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.9 billion, and have recorded an additional $4.0 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of September 30, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

The serious delinquency rate for our single-family credit guarantee portfolio improved at September 30, 2012, compared to December 31, 2011 and June 30, 2012; however, the earlier-stage (i.e., loans one or two months past due) delinquency rates worsened during the third quarter of 2012. We believe the increase in these early stage rates was largely due to there being fewer business days in the month of September, which resulted in a shorter period of time than our servicers normally have in a month to pursue collection from these borrowers. Excluding relief refinance loans, the improvement in borrower payment performance during 2012 reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than prior to 2008, particularly in states that require a judicial foreclosure process. As of September 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 70%, respectively.

8	Freddie Mac

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the nine months ended September 30, 2012, due, in part, to:

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

•

Cumulative decline in national home prices of 22% since June 2006, based on our own index. As a result of this price decline, approximately 17% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of September 30, 2012.

•	Weak financial condition of many of our mortgage insurers, which has reduced our actual recoveries from these counterparties as well as our estimates of expected recoveries.

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

We currently pay cash dividends to Treasury at an annual rate of 10%. On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement, that, among other items, changed our dividend payments on the senior preferred stock. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter exceeds zero. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. For a discussion of factors that could result in additional draws, see “RISK FACTORS — We may request additional draws under the Purchase Agreement in future periods.” For more information on the changes to the Purchase Agreement, see “LEGISLATIVE AND REGULATORY MATTERS — Amendment to the Purchase Agreement.”

The aggregate liquidation preference of the senior preferred stock remained unchanged at $72.3 billion at September 30, 2012 from June 30, 2012. At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement.

9	Freddie Mac

Through September 30, 2012, we paid aggregate cash dividends to Treasury of $21.9 billion, an amount equal to 31% of our aggregate draws received under the Purchase Agreement. We expect to make a dividend payment of $1.8 billion to Treasury on the senior preferred stock during the fourth quarter of 2012.

Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations.

On September 13, 2012, the Federal Reserve announced that it will purchase an additional $40 billion of agency mortgage-related securities per month and stated it will continue to reinvest principal payments from its holdings of agency debt and agency mortgage-related securities in agency mortgage-related securities. The Federal Reserve stated that these and other related actions should put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. The Federal Reserve stated that, if the outlook for the labor market does not improve substantially, it will continue its purchases of agency mortgage-related securities and take other actions as appropriate until such improvement is achieved. These purchases may not continue, and changes to Federal Reserve policy (including changes to these purchase programs) could negatively affect the market for agency mortgage-related securities.

For more information on conservatorship and the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” in our 2011 Annual Report.

Consolidated Financial Results

Net income (loss) was $2.9 billion and $(4.4) billion for the third quarters of 2012 and 2011, respectively. Key highlights of our financial results include:

•

Net interest income for the third quarter of 2012 decreased to $4.3 billion from $4.6 billion in the third quarter of 2011, mainly due to the impact of a reduction in the average balances of our higher-yielding mortgage-related assets, partially offset by lower funding costs.

•

Provision for credit losses for the third quarter of 2012 declined to $610 million, compared to $3.6 billion for the third quarter of 2011. The decrease in the provision for credit losses primarily reflects declines in the volume of new seriously delinquent loans (largely due to a decline in the size of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices.

•

Non-interest income (loss) was $(560) million for the third quarter of 2012, compared to $(4.8) billion for the third quarter of 2011. The improvement was largely driven by a decrease in derivative losses during the third quarter of 2012 compared to the third quarter of 2011.

•

Non-interest expense declined to $473 million in the third quarter of 2012, from $687 million in the third quarter of 2011, primarily due to REO operations income in the third quarter of 2012 due to improvements in home prices.

•

Comprehensive income (loss) was $5.6 billion for the third quarter of 2012 compared to $(4.4) billion for the third quarter of 2011. Comprehensive income for the third quarter of 2012 consisted of $2.9 billion of net income and $2.7 billion of other comprehensive income, primarily due to a reduction in net unrealized losses on our available-for-sale securities as spreads tightened on our non-agency mortgage-related securities.

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 2.0% on an annualized basis during the third quarter of 2012, compared to 1.3% during the second quarter of 2012, according to the Bureau of Economic Analysis. The national unemployment rate was 7.8% in September 2012, compared to 8.2% in both June and March of 2012, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 146,000 monthly net new jobs were added to the economy during the third quarter of 2012, which shows evidence of a slow, but steady positive trend for the economy and the labor market.

Single-Family Housing Market

The single-family housing market continued to exhibit certain signs of stabilization in the third quarter of 2012 despite continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.

10	Freddie Mac

Based on data from the National Association of Realtors, sales of existing homes in the third quarter of 2012 averaged 4.68 million (at a seasonally adjusted annual rate), increasing 3.1% from 4.54 million in the second quarter of 2012. Based on data from the U.S. Census Bureau and HUD, new home sales in the third quarter of 2012 averaged approximately 377,000 (at a seasonally adjusted annual rate) increasing approximately 4.1% from approximately 362,000 in the second quarter of 2012. Home prices increased during the third quarter of 2012, with our nationwide index registering approximately a 1.3% increase from June 2012 through September 2012 without seasonal adjustment. From September 2011 through September 2012 our nationwide home price index increased approximately 4.3%. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

The foreclosure process has lengthened significantly in recent years, due to a number of factors, but particularly in states that require a judicial foreclosure process. There have also been a number of legislative and regulatory developments in recent periods affecting single-family mortgage servicing and foreclosure practices. These developments have resulted in significant changes to mortgage servicing and foreclosure practices and further changes are possible that could adversely affect our business. For information on these matters, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the third quarter of 2012, although at a slower pace as compared to recent quarters. As reported by REIS, Inc., the national apartment vacancy rate was 4.6% and 4.7% at the end of the third and second quarters of 2012, respectively, and continues to remain at historic lows. The multifamily sector continued to experience strong interest from prospective borrowers and investors and continued to outperform other components of the commercial real estate sector. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. We believe positive market fundamentals, such as low vacancy rates and increasing effective rents, as well as optimism about demand for multifamily housing have contributed to improvement in property values in most markets during 2012.

Mortgage Market and Business Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy in the near term to be significantly worse than we expect, including adverse changes in national or international economic conditions and changes in the federal government’s fiscal or monetary policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets in the near term. Since we expect that economic growth will continue and mortgage interest rates will remain low in 2012, we believe that housing affordability will remain relatively high in the near term for potential home buyers. We also expect that the volume of home sales will likely continue to remain high in the fourth quarter of 2012, compared to the volume in the same period of 2011, but still remain relatively weak compared to historical levels. Important factors that we believe will continue to negatively impact single-family housing demand are the relatively high unemployment rate and relatively low consumer confidence measures. Consumer confidence measures, while up from recession lows, remain below long-term averages and suggest that households will likely continue to be cautious in home buying. We also expect to continue to experience a high level of refinancing activity in the near term, due to the impact of the expanded HARP initiative as well as the historically low interest rates on fixed-rate single-family mortgages. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

11	Freddie Mac

While home prices remain at significantly lower levels from their peak in most areas, declines in the market’s inventory of vacant housing have supported stabilization in home prices in a number of metropolitan areas. However, to the extent a large volume of loans complete the foreclosure process in a short time period, the resulting increase in the market’s inventory of homes for sale could have a negative impact on home prices. National home prices increased in the second and third quarters of 2012. The increase in home prices during the third quarter of 2012 represents the first such increase in the July to September months in more than five years. While second and third quarter improvements were supported by economic growth, our expectation is that national average home prices will be weak (on an inflation-adjusted basis) in the fourth quarter of 2012 and a long-term housing recovery will begin with modest price increases in 2013.

Single-Family

Our charge-offs remained high during the first nine months of 2012, and we expect they will likely remain high during the fourth quarter of 2012 and into 2013. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•

REO disposition severity ratios and losses on short sale transactions to remain high, though home prices and the rate of home sales have seen recent improvements in many key markets and our recovery rates have been positively impacted by recent changes in our process for determining property list prices;

•	the amount of non-performing assets and the volume of our loan workouts to continue to remain high; and

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines.

Multifamily

We expect continued strength in the multifamily market during the next twelve months. As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the near term.

We continued to serve as a stable source of liquidity and continued our support of the multifamily market and the nation’s renters as evidenced by our $19.2 billion of multifamily purchase and guarantee volume in the first nine months of 2012, which provided financing for approximately 1,150 properties amounting to approximately 302,000 apartment units. The majority of these apartments were affordable to low and moderate income families. We expect an increase in our purchase and guarantee volumes for the full-year of 2012 when compared to 2011 levels as demand for multifamily financing remains strong.

Long-Term Outlook

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

We do not have the ability over the long term to retain any capital generated by our business operations. Under the third amendment to the Purchase Agreement, we will be required to pay dividends to the extent that our net worth exceeds the permitted capital reserve. Accordingly, over the long term, we will not be able to build or retain any net worth surplus. The Acting Director of FHFA stated on September 19, 2011 that “it ought to be clear to everyone at this point, given [Freddie Mac and Fannie Mae’s] losses since being placed into conservatorship and the terms of the Treasury’s financial support agreements, that [Freddie Mac and Fannie Mae] will not be able to earn their way back to a condition that allows them to emerge from conservatorship.”

Limits on Investment Activity and Our Mortgage-Related Investments Portfolio

The conservatorship has significantly impacted our investment activity. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. Additionally, the third amendment to the Purchase Agreement changed the limits on our investment activity. Under the terms of the amended Purchase Agreement

12	Freddie Mac

and FHFA regulation, the UPB of our mortgage-related investments portfolio will not be allowed to exceed: (a) $650 billion on December 31, 2012; or (b) on December 31 of each year thereafter, 85% of the aggregate amount of the UPB we were permitted to own as of December 31 of the immediately preceding calendar year, until the portfolio reaches $250 billion. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, while indicating that the pace of reducing the portfolio may be moderated by conditions in the housing and financial markets. This strategy is designed to reduce the portfolio and provide the best return to the taxpayer while minimizing market disruption. In addition, we are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

From time to time, we seek to support the liquidity of the market for our PCs and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities conducted by our Investments segment. These activities can include the purchase and sale of Freddie Mac securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Dollar roll transactions are transactions in which we enter into an agreement to purchase and subsequently resell (or sell and subsequently repurchase) PCs. In the first half of 2012, we curtailed mortgage-related investments portfolio purchase and retention activities that were undertaken for the primary purpose of supporting the price performance of our PCs. However, during the third quarter of 2012, we began certain activities, as noted above, intended to improve the price performance of our PCs while minimizing market disruption. We may increase, reduce, or discontinue these or other related activities at any time. This could affect the liquidity and price performance of our mortgage-related securities.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	September 30, 2012	December 31, 2011
	(in millions)
Investments segment — Mortgage investments portfolio	$377,951	$449,273
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	56,596	62,469
Multifamily segment — Mortgage investments portfolio	133,419	141,571

Total mortgage-related investments portfolio	$567,966	$653,313

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

We consider the liquidity of our assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that are less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 28% of the UPB of the portfolio at September 30, 2012, compared to 32% as of December 31, 2011. Illiquid assets include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 35% of the UPB of the portfolio at September 30, 2012, as compared to 29% as of December 31, 2011. The elevated level of illiquid assets is primarily due to our removal of seriously delinquent and modified loans from PC trusts. The changing composition of our mortgage-related investments portfolio to a greater proportion of assets that are less liquid than agency securities and illiquid may influence our decisions regarding funding and hedging. The description above of the relative liquidity of our assets is based on our own internal expectations given current market conditions. Changes in market conditions could adversely affect the liquidity of our assets at any given time.

13	Freddie Mac

SE LECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the three and nine months ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$4,269	$4,613	$13,155	$13,714
Provision for credit losses	(610)	(3,606)	(2,590)	(8,124)
Non-interest income (loss)	(560)	(4,798)	(2,827)	(9,907)
Non-interest expense	(473)	(687)	(1,605)	(1,930)
Net income (loss)	2,928	(4,422)	6,525	(5,885)
Comprehensive income (loss)	5,630	(4,376)	10,311	(2,736)
Net income (loss) attributable to common stockholders	1,119	(6,040)	1,104	(10,725)
Net income (loss) per common share:
Basic	0.35	(1.86)	0.34	(3.30)
Diluted	0.35	(1.86)	0.34	(3.30)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands):(2)
Basic	3,239,477	3,244,496	3,240,241	3,245,473
Diluted	3,239,477	3,244,496	3,240,241	3,245,473

			September 30, 2012	December 31, 2011
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,505,576	$1,564,131
Total assets			2,016,503	2,147,216
Debt securities of consolidated trusts held by third parties			1,432,632	1,471,437
Other debt			565,036	660,546
All other liabilities			13,928	15,379
Total equity (deficit)			4,907	(146)
Portfolio Balances(3)
Mortgage-related investments portfolio			$567,966	$653,313
Total Freddie Mac mortgage-related securities(4)			1,568,311	1,624,684
Total mortgage portfolio(5)			1,972,905	2,075,394
Non-performing assets(6)			138,500	129,152

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios(7)
Return on average assets(8)	0.6%	(0.8)%	0.4%	(0.4)%
Non-performing assets ratio(9)	7.6	6.6	7.6	6.6
Equity to assets ratio(10)	0.1	(0.2)	0.1	(0.1)

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report and within this Form 10-Q for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	See “Table 27 — Freddie Mac Mortgage-Related Securities” for the composition of this line item.
(5)	See “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios” for the composition of our total mortgage portfolio.
(6)	See “Table 45 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total equity (deficit), net of preferred stock (at redemption value) is less than zero for all periods presented.
(8)	Ratio computed as net income divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

14	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net interest income	$4,269	$4,613	$13,155	$13,714
Provision for credit losses	(610)	(3,606)	(2,590)	(8,124)

Net interest income after provision for credit losses	3,659	1,007	10,565	5,590

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(34)	(310)	(39)	(212)
Gains (losses) on retirement of other debt	11	19	(55)	34
Gains (losses) on debt recorded at fair value	(10)	133	35	15
Derivative gains (losses)	(488)	(4,752)	(2,426)	(8,986)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(332)	(459)	(942)	(1,743)
Portion of other-than-temporary impairment recognized in AOCI	65	298	13	37

Net impairment of available-for-sale securities recognized in earnings	(267)	(161)	(929)	(1,706)
Other gains (losses) on investment securities recognized in earnings	(330)	(541)	(974)	(452)
Other income	558	814	1,561	1,400

Total non-interest income (loss)	(560)	(4,798)	(2,827)	(9,907)

Non-interest expense:
Administrative expenses	(401)	(381)	(1,139)	(1,126)
REO operations income (expense)	49	(221)	(92)	(505)
Other expenses	(121)	(85)	(374)	(299)

Total non-interest expense	(473)	(687)	(1,605)	(1,930)

Income (loss) before income tax benefit	2,626	(4,478)	6,133	(6,247)
Income tax benefit	302	56	392	362

Net income (loss)	2,928	(4,422)	6,525	(5,885)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,599	(80)	3,508	2,764
Changes in unrealized gains (losses) related to cash flow hedge relationships	102	124	320	391
Changes in defined benefit plans	1	2	(42)	(6)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,702	46	3,786	3,149

Comprehensive income (loss)	$5,630	$(4,376)	$10,311	$(2,736)

Net Interest Income

The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

15	Freddie Mac

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2012			2011
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$30,246	$5	0.07%	$51,225	$4	0.03%
Federal funds sold and securities purchased under agreements to resell	48,062	21	0.17	16,434	4	0.08
Mortgage-related securities:
Mortgage-related securities(3)	346,738	3,807	4.39	443,135	5,050	4.56
Extinguishment of PCs held by Freddie Mac	(117,146)	(1,300)	(4.44)	(166,356)	(1,918)	(4.61)

Total mortgage-related securities, net	229,592	2,507	4.37	276,779	3,132	4.53

Non-mortgage-related securities(3)	20,363	15	0.30	18,175	18	0.40
Mortgage loans held by consolidated trusts(4)	1,517,472	15,838	4.17	1,626,583	19,140	4.71
Unsecuritized mortgage loans(4)	229,601	2,108	3.67	243,162	2,282	3.75

Total interest-earning assets	$2,075,336	$20,494	3.95	$2,232,358	$24,580	4.41

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,541,339	$(14,884)	(3.86)	$1,641,905	$(18,633)	(4.54)
Extinguishment of PCs held by Freddie Mac	(117,146)	1,300	4.44	(166,356)	1,918	4.61

Total debt securities of consolidated trusts held by third parties	1,424,193	(13,584)	(3.82)	1,475,549	(16,715)	(4.53)
Other debt:
Short-term debt	126,430	(47)	(0.15)	188,004	(70)	(0.14)
Long-term debt(5)	447,067	(2,446)	(2.19)	495,188	(3,002)	(2.42)

Total other debt	573,497	(2,493)	(1.74)	683,192	(3,072)	(1.79)

Total interest-bearing liabilities	1,997,690	(16,077)	(3.22)	2,158,741	(19,787)	(3.67)
Expense related to derivatives(6)	—	(148)	(0.03)	—	(180)	(0.03)
Impact of net non-interest-bearing funding	77,646	—	0.12	73,617	—	0.12

Total funding of interest-earning assets	$2,075,336	$(16,225)	(3.13)	$2,232,358	$(19,967)	(3.58)

Net interest income/yield		$4,269	0.82		$4,613	0.83

	Nine Months Ended September 30,
	2012			2011
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$37,772	$15	0.05%	$40,817	$30	0.10%
Federal funds sold and securities purchased under agreements to resell	37,371	45	0.16	32,174	30	0.12
Mortgage-related securities:
Mortgage-related securities(3)	362,748	12,208	4.49	450,227	15,581	4.61
Extinguishment of PCs held by Freddie Mac	(117,953)	(4,016)	(4.54)	(166,734)	(5,947)	(4.76)

Total mortgage-related securities, net	244,795	8,192	4.46	283,493	9,634	4.53

Non-mortgage-related securities(3)	24,535	45	0.25	24,520	74	0.40
Mortgage loans held by consolidated trusts(4)	1,538,476	50,112	4.34	1,640,276	58,986	4.79
Unsecuritized mortgage loans(4)	241,724	6,644	3.67	242,063	6,890	3.80

Total interest-earning assets	$2,124,673	$65,053	4.09	$2,263,343	$75,644	4.46

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,560,852	$(47,478)	(4.06)	$1,654,554	$(57,326)	(4.62)
Extinguishment of PCs held by Freddie Mac	(117,953)	4,016	4.54	(166,734)	5,947	4.76

Total debt securities of consolidated trusts held by third parties	1,442,899	(43,462)	(4.02)	1,487,820	(51,379)	(4.60)
Other debt:
Short-term debt	134,807	(130)	(0.13)	192,326	(280)	(0.19)
Long-term debt(5)	469,559	(7,839)	(2.22)	504,603	(9,690)	(2.56)

Total other debt	604,366	(7,969)	(1.76)	696,929	(9,970)	(1.91)

Total interest-bearing liabilities	2,047,265	(51,431)	(3.35)	2,184,749	(61,349)	(3.74)
Expense related to derivatives(6)	—	(467)	(0.03)	—	(581)	(0.04)
Impact of net non-interest-bearing funding	77,408	—	0.12	78,594	—	0.13

Total funding of interest-earning assets	$2,124,673	$(51,898)	(3.26)	$2,263,343	$(61,930)	(3.65)

Net interest income/yield		$13,155	0.83		$13,714	0.81

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

16	Freddie Mac

Net interest income decreased by $344 million and $559 million during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. Net interest yield decreased by one basis point during the three months ended September 30, 2012 and increased by two basis points during the nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively. The primary driver of the decreases in net interest income during the three and nine months ended September 30, 2012 and the decrease in net interest yield for the three months ended September 30, 2012 was the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs from the replacement of debt at lower rates. The increase in net interest yield for the nine months ended September 30, 2012 was primarily due to the benefits of lower funding costs, partially offset by the negative impact of the reduction in the average balance of higher-yielding mortgage-related assets.

We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.8 billion and $2.4 billion during the three and nine months ended September 30, 2012, respectively, compared to $1.0 billion and $2.9 billion during the three and nine months ended September 30, 2011, respectively. These reductions were primarily due to the decreased volume of non-performing loans on non-accrual status.

During the three and nine months ended September 30, 2012, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

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

Our provision for credit losses declined to $0.6 billion in the third quarter of 2012, compared to $3.6 billion in the third quarter of 2011, and was $2.6 billion in the nine months ended September 30, 2012 compared to $8.1 billion in the nine months ended September 30, 2011. The decrease in the provision for credit losses for the three and nine months ended September 30, 2012 compared to the respective periods in 2011 primarily reflects declines in the volume of new seriously delinquent loans (largely due to a decline in the size of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices. The provision for credit losses in the third quarter of 2012 also includes $0.2 billion related to the classification of single-family loans discharged in Chapter 7 bankruptcy as TDRs. Prior to the third quarter of 2012, we did not classify loans discharged in Chapter 7 bankruptcy as TDRs (unless they were already classified as such for other reasons) and we measured those loans collectively for impairment. In the third quarter of 2012, we classified all such loans as TDRs and measured them for impairment on an individual basis. This change represents the correction of an error that was not material to our previously reported financial statements. At September 30, 2012, the majority of these loans were not seriously delinquent and, in many cases, the borrower was continuing to make timely payments. The provision for credit losses in the third quarter of 2011 reflected a decline in the volume of early stage delinquencies and seriously delinquent loans, while the provision for credit losses in the nine months ended September 30, 2011 compared to 2010 reflected declines in the rate at which delinquent loans transition into serious delinquency.

During the three and nine months ended September 30, 2012, our charge-offs, net of recoveries for single-family loans exceeded the amount of our provision for credit losses. We believe our charge-offs in the nine months ended September 30, 2012 were less than they otherwise would have been because of the continued suppression of loan and collateral resolution activity due to the length of the foreclosure process. We believe the level of our charge-offs will continue to remain high for the fourth quarter of 2012 and into 2013.

As of September 30, 2012 and December 31, 2011, the UPB of our single-family non-performing loans was $131.1 billion and $120.5 billion, respectively. These amounts include $64.4 billion and $44.4 billion, respectively, of single-family TDRs that are less than three months past due. However, TDRs remain categorized as non-performing throughout the

17	Freddie Mac

remaining life of the loan regardless of whether the borrower makes payments that return the loan to a current payment status after modification. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, our loan loss reserves balance, and our non-performing assets.

The total number of seriously delinquent loans declined approximately 11% during the nine months ended September 30, 2012. However, our serious delinquency rates remain high compared to the rates we experienced in years prior to 2009 due to the continued weakness in home prices in the last several years, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers in processing large volumes of problem loans including adjusting their processes to accommodate changes in servicing standards, such as those dictated by legislative or regulatory authorities. Our seller/servicers have an active role in our loan workout activities, including under the servicing alignment initiative and the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.9 billion, and have recorded an additional $4.0 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of September 30, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

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

In addition, in April 2012, FHFA issued an advisory bulletin that could have an effect on our provision for credit losses in the future. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. We are currently assessing the operational and accounting impacts of this advisory bulletin and have not yet determined when or how we will implement this bulletin or its impact on our consolidated financial statements. We are also awaiting additional guidance from FHFA that we expect will have a significant impact on how and when we implement this bulletin. See “LEGISLATIVE AND REGULATORY DEVELOPMENTS — FHFA Advisory Bulletin” for additional information. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for information on mortgage insurers and seller/servicer repurchase obligations.

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $40 million and $37 million for the third quarters of 2012 and 2011, respectively, and $81 million and $110 million for the nine months ended September 30, 2012 and 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $453 million and $545 million as of September 30, 2012 and December 31, 2011, respectively. The decline in loan loss reserves for multifamily loans during the first nine months of 2012 was primarily caused by a decrease in our general reserve, which is the portion of our reserves associated with loans that are collectively evaluated for impairment, based on improvement in the expected performance of the related loans.

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

18	Freddie Mac

Losses on extinguishment of debt securities of consolidated trusts were $34 million and $310 million for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $2.5 billion and $22.8 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The losses during the three months ended September 30, 2012 and 2011 were primarily due to the repurchase of our debt securities of consolidated trusts at a net purchase premium driven by a decline in interest rates during the periods.

Losses on extinguishment of debt securities of consolidated trusts were $39 million and $212 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $3.9 billion and $69.8 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The losses during the nine months ended September 30, 2012 were primarily due to the repurchase of our debt securities of consolidated trusts at a net purchase premium driven by a decline in interest rates during the period. The losses for the nine months ended September 30, 2011 were due to the repurchase of our debt securities of consolidated trusts at a net purchase premium during the second and third quarters of 2011 driven by a decline in interest rates during those periods. The purchase of single-family PCs during the 2011 periods was primarily due to dollar roll transactions that were done primarily to support the market and pricing of our single-family PCs. See “Table 19 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains on retirement of other debt were $11 million and $19 million during the three months ended September 30, 2012 and 2011, respectively. Gains (losses) on retirement of other debt were $(55) million and $34 million during the nine months ended September 30, 2012 and 2011, respectively. We recognized gains on the retirement of other debt in the three months ended September 30, 2012 primarily due to the call of other debt securities held at premiums. We recognized losses on the retirement of other debt in the nine months ended September 30, 2012 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. We recognized gains on the retirement of other debt in the three and nine months ended September 30, 2011 primarily due to calls of other debt securities held at premiums and the repurchase of other debt securities at less than par. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. For the three and nine months ended September 30, 2012, we recognized gains (losses) on debt recorded at fair value of $(10) million and $35 million, respectively. Losses recognized for the three months ended September 30, 2012 were primarily from Euro Reference Notes due to the U.S. dollar weakening relative to the Euro. Gains during the nine months ended September 30, 2012 were primarily from Euro Reference Notes due to a combination of the U.S. dollar strengthening relative to the Euro in the first half of 2012 and changes in interest rates. For the three and nine months ended September 30, 2011, we recognized gains on debt recorded at fair value of $133 million and $15 million, respectively, primarily from Euro Reference Notes due to the U.S. dollar strengthening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 10: DERIVATIVES — Table 10.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At both September 30, 2012 and December 31, 2011, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

19	Freddie Mac

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

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest-rate swaps	$62	$(8,278)	$(1,236)	$(10,304)
Option-based derivatives(1)	197	5,887	1,396	6,682
Other derivatives(2)	148	(1,092)	347	(1,494)
Accrual of periodic settlements(3)	(895)	(1,269)	(2,933)	(3,870)

Total	$(488)	$(4,752)	$(2,426)	$(8,986)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three and nine months ended September 30, 2012, we recognized losses on derivatives of $0.5 billion and $2.4 billion, respectively, primarily due to losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position. We recognized fair value losses on our pay-fixed swaps of $1.1 billion and $5.2 billion, respectively, which were offset by: (a) fair value gains on our receive-fixed swaps of $1.1 billion and $4.0 billion, respectively; and (b) fair value gains on our option-based derivatives of $0.2 billion and $1.4 billion, respectively, resulting from gains on our purchased call swaptions due to a decrease in interest rates. During the three and nine months ended September 30, 2012, the effect of the decline in interest rates was partially mitigated due to a change in the mix of our derivatives portfolio, whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities.

During the three and nine months ended September 30, 2011, we recognized losses on derivatives of $4.8 billion and $9.0 billion, respectively, primarily due to declines in interest rates in the second and third quarters. Specifically, during the three months and nine months ended September 30, 2011, we recognized fair value losses on our pay-fixed swap positions of $19.1 billion and $22.4 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $10.8 billion and $12.1 billion, respectively. We also recognized fair value gains of $5.9 billion and $6.7 billion during the three and nine months ended September 30, 2011, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions as interest rates decreased during the second and third quarters of 2011. Additionally, we recognized losses related to the accrual of periodic settlements during the three and nine months ended September 30, 2011 due to our net pay-fixed swap position in the prevailing interest rate environment.

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $267 million and $929 million during the three and nine months ended September 30, 2012, respectively, compared to $161 million and $1.7 billion during the three and nine months ended September 30, 2011, respectively. The increase in net impairments recognized in earnings during the three months ended September 30, 2012 was primarily driven by higher estimated defaults on certain of our investments in subprime mortgage-related securities, partially offset by improvements in forecasted home prices over the expected life of our available-for-sale securities. The decrease in net impairments recognized in earnings during the nine months ended September 30, 2012 was primarily driven by improvements in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary

20	Freddie Mac

Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consist of gains (losses) on trading securities. Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. We recognized $(338) million and $(1.1) billion related to gains (losses) on trading securities during the three and nine months ended September 30, 2012, respectively, compared to $(547) million and $(473) million during the three and nine months ended September 30, 2011, respectively.

The increase in losses on trading securities during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to the movement of securities with unrealized gains towards maturity, partially offset by the increase in the fair value of our trading securities as a result of the decline in interest rates. In addition, a widening of OAS levels on principal-only and certain other agency securities contributed to losses recognized during the three months ended September 30, 2011.

Other Income

The table below summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Other income:
Gains (losses) on sale of mortgage loans	$117	$46	$201	$302
Gains (losses) on mortgage loans recorded at fair value	310	216	650	319
Recoveries on loans impaired upon purchase	101	119	277	376
Guarantee-related income, net(1)	69	40	269	175
All other	(39)	393	164	228

Total other income	$558	$814	$1,561	$1,400

(1)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

Gains (Losses) on Sale of Mortgage Loans

During the three months ended September 30, 2012 and 2011, we recognized $117 million and $46 million, respectively, of gains on sale of mortgage loans with associated UPB of $3.9 billion and $2.4 billion, respectively. During the nine months ended September 30, 2012 and 2011, we recognized $201 million and $302 million, respectively, of gains on sale of mortgage loans with associated UPB of $13.9 billion and $10.1 billion, respectively. All such amounts relate to our securitizations of multifamily loans on our consolidated balance sheets, which we elected to carry at fair value. We experienced increased investor demand for our multifamily securitizations during the third quarter of 2012, compared to the third quarter of 2011, which resulted in higher gains in the third quarter of 2012. We had lower gains on sale of mortgage loans during the nine months ended September 30, 2012, compared to the same period of 2011, as a significant portion of the improved fair value of the loans was recognized within gains (losses) on mortgage loans recorded at fair value during periods prior to the loans’ securitization.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

During the three months ended September 30, 2012 and 2011, we recognized $310 million and $216 million, respectively, of gains on mortgage loans recorded at fair value, and we recognized $650 million and $319 million of such gains during the nine months ended September 30, 2012 and 2011, respectively. All such amounts relate to multifamily loans which we had elected to carry at fair value and were designated for securitization. We held higher balances of these loans on our consolidated balance sheets during the three and nine months ended September 30, 2012, compared to the same periods in 2011 which, when combined with improving fair values on those loans, resulted in higher gains during the 2012 periods.

21	Freddie Mac

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

During the three months ended September 30, 2012 and 2011, we recognized recoveries on loans impaired upon purchase of $101 million and $119 million, respectively, and these recoveries were $277 million and $376 million during the nine months ended September 30, 2012 and 2011, respectively. Our recoveries on loans impaired upon purchase declined in the three and nine months ended September 30, 2012, compared to the same periods of 2011, due to a lower volume of foreclosure transfers and payoffs associated with loans impaired upon purchase.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers, such as for technology use and late fees or other penalties, and other miscellaneous income. During the nine months ended September 30, 2012 and 2011, we recorded corrections of certain prior period accounting errors not material to our financial statements within all other income. The largest correction during the third quarter of 2012 related to an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interests issued by the trusts, but did not consolidate the trusts in prior periods. This correction reduced other income by approximately $106 million during the third quarter of 2012.

The largest correction in 2011 related to an error associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009. This correction reduced other income by approximately $293 million during the second quarter of 2011 and increased other income by approximately $122 million in the third quarter of 2011 for a net decrease of approximately $171 million in the nine months ended September 30, 2011.

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Administrative expenses:
Salaries and employee benefits	$202	$212	$605	$638
Professional services	93	73	245	193
Occupancy expense	15	14	43	44
Other administrative expense	91	82	246	251

Total administrative expenses	401	381	1,139	1,126
REO operations (income) expense	(49)	221	92	505
Other expenses	121	85	374	299

Total non-interest expense	$473	$687	$1,605	$1,930

Administrative Expenses

Administrative expenses increased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to an increase in professional services expense which was partially offset by lower salaries and employee benefits expense. Professional services expense increased as a result of initiatives we are pursuing under the 2012 conservatorship scorecard and other FHFA-mandated initiatives.

We currently expect that our general and administrative expenses for the full-year 2012 will be marginally higher than those we experienced in the full-year 2011, resulting from increased professional services expense, in part due to: (a) our need to respond to developments in the continually changing mortgage market; (b) an environment in which we are subject to

22	Freddie Mac

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

REO Operations (Income) Expense

The table below presents the components of our REO operations (income) expense, and REO inventory and disposition information.

Table 10 — REO Operations (Income) Expense, REO Inventory, and REO Dispositions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$259	$298	$930	$906
Disposition (gains) losses, net(2)	(219)	29	(479)	211
Change in holding period allowance, dispositions	(8)	(87)	(98)	(371)
Change in holding period allowance, inventory(3)	9	127	(17)	283
Recoveries (4)	(81)	(141)	(238)	(511)

Total single-family REO operations (income) expense	(40)	226	98	518
Multifamily REO operations (income) expense	(9)	(5)	(6)	(13)

Total REO operations (income) expense	$(49)	$221	$92	$505

REO inventory (in properties), at September 30:
Single-family	50,913	59,596	50,913	59,596
Multifamily	6	20	6	20

Total	50,919	59,616	50,919	59,616

REO property dispositions (in properties):
Single-family	22,660	25,381	73,762	86,356
Multifamily	7	6	18	14

Total	22,667	25,387	73,780	86,370

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations (income) expense was $(49) million for the third quarter of 2012, as compared to $221 million during the third quarter of 2011, and was $92 million in the nine months ended September 30, 2012 compared to $505 million for the nine months ended September 30, 2011. The decline in expense for the 2012 periods was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory. Recoveries on REO properties also declined during the three and nine months ended September 30, 2012, compared to the same periods of 2011. Lower recoveries on REO properties were primarily due to lower REO disposition volume, reduced recoveries from mortgage insurers, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

We believe the volume of our single-family REO acquisitions during the nine months ended September 30, 2012 was less than it otherwise would have been due to: (a) the length of the foreclosure process, particularly in states that require a judicial foreclosure process; and (b) resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. In addition, our loss mitigation efforts, including short sales, are affecting our REO acquisition volumes. As a result of these efforts, fewer loans are being resolved through foreclosure and subsequent REO sales. The lower acquisition rate, coupled with high disposition levels, led to a lower REO property inventory level at September 30, 2012, compared to December 31, 2011. We expect that the length of the foreclosure process will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting increase in the

23	Freddie Mac

inventory of homes for sale could have a negative effect on the housing market. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses were $121 million and $85 million in the third quarters of 2012 and 2011, respectively, and were $374 million and $299 million in the nine months ended September 30, 2012 and 2011, respectively. Other expenses consist primarily of the legislated 10 basis point increase in guarantee fees, HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses included approximately $34 million and $44 million of expenses in the three and nine months ended September 30, 2012 associated with the legislated 10 basis point increase in guarantee fees.

Income Tax Benefit

For the three months ended September 30, 2012 and 2011, we reported an income tax benefit of $302 million and $56 million, respectively. For the nine months ended September 30, 2012 and 2011, we reported an income tax benefit of $392 million and $362 million, respectively. See “NOTE 12: INCOME TAXES” for additional information.

Comprehensive Income (Loss)

Our comprehensive income (loss) was $5.6 billion and $10.3 billion for the three and nine months ended September 30, 2012, respectively, consisting of: (a) $2.9 billion and $6.5 billion of net income, respectively; and (b) $2.7 billion and $3.8 billion of total other comprehensive income, respectively, primarily related to a reduction in net unrealized losses related to our available-for-sale securities.

Our comprehensive income (loss) was $(4.4) billion and $(2.7) billion for the three and nine months ended September 30, 2011, respectively, consisting of: (a) $(4.4) billion and $(5.9) billion of net income (loss), respectively; and (b) $46 million and $3.1 billion of total other comprehensive income, respectively, primarily due to changes in unrealized gains (losses) on cash flow hedge relationships and a reduction in net unrealized losses related to our available-for-sale securities, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income.

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

24	Freddie Mac

transactions, and these purchases have not been significant. Our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.

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

25	Freddie Mac

The table below provides information about our various segment mortgage and credit risk portfolios at September 30, 2012 and December 31, 2011. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	September 30, 2012	December 31, 2011
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$88,836	$109,190
Freddie Mac mortgage-related securities	184,401	220,659
Non-agency mortgage-related securities	79,012	86,526
Non-Freddie Mac agency securities	25,702	32,898

Total Investments — Mortgage investments portfolio	377,951	449,273

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	56,596	62,469
Single-family Freddie Mac mortgage-related securities held by us	184,401	220,659
Single-family Freddie Mac mortgage-related securities held by third parties	1,347,634	1,378,881
Single-family other guarantee commitments(5)	13,538	11,120

Total Single-family Guarantee — Managed loan portfolio	1,602,169	1,673,129

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,326	3,008
Multifamily Freddie Mac mortgage related securities held by third parties	33,950	22,136
Multifamily other guarantee commitments(5)	9,817	9,944

Total Multifamily — Guarantee portfolio	46,093	35,088

Multifamily — Mortgage investments portfolio
Multifamily investment securities portfolio	53,151	59,260
Multifamily loan portfolio	80,268	82,311

Total Multifamily — Mortgage investments portfolio	133,419	141,571

Total Multifamily portfolio	179,512	176,659

Less : Freddie Mac single-family and certain multifamily securities(6)	(186,727)	(223,667)

Total mortgage portfolio	$1,972,905	$2,075,394

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,637,442	$1,733,215
Non-consolidated Freddie Mac mortgage-related securities	9,646	10,735
Other guarantee commitments(5)	13,538	11,120
Less: HFA-related guarantees (8)	(7,104)	(8,637)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(678)	(779)

Total single-family credit guarantee portfolio	$1,652,844	$1,745,654

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$80,268	$82,311
Non-consolidated Freddie Mac mortgage-related securities	36,276	25,144
Other guarantee commitments(5)	9,817	9,944
Less: HFA-related guarantees (8)	(1,188)	(1,331)

Total multifamily mortgage portfolio	$125,173	$116,068

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. The Single-family Guarantee segment earns management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

26	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$1,368	$1,905	$4,690	$5,384
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(180)	(116)	(690)	(1,284)
Derivative gains (losses)	557	(3,144)	993	(4,197)
Gains (losses) on trading securities	(364)	(525)	(1,175)	(503)
Gains (losses) on sale of mortgage loans	7	—	(1)	16
Gains (losses) on mortgage loans recorded at fair value	105	358	324	442
Other non-interest income (loss)	494	345	1,680	702

Total non-interest income (loss)	619	(3,082)	1,131	(4,824)

Non-interest expense:
Administrative expenses	(110)	(97)	(310)	(293)
Other non-interest expense	(1)	(1)	(1)	(2)

Total non-interest expense	(111)	(98)	(311)	(295)

Segment adjustments(2)	191	137	510	466

Segment Earnings (loss) before income tax benefit	2,067	(1,138)	6,020	731
Income tax benefit	405	59	548	337

Segment Earnings (loss), net of taxes	2,472	(1,079)	6,568	1,068
Total other comprehensive income, net of taxes	2,015	1,347	2,377	3,106

Comprehensive income	$4,487	$268	$8,945	$4,174

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$299,700	$387,428	$312,859	$393,301
Non-mortgage-related investments(6)	98,664	85,819	99,670	97,505
Single-family unsecuritized loans(7)	90,832	97,059	99,432	91,638

Total average balances of interest-earning assets	$489,196	$570,306	$511,961	$582,444

Return:
Net interest yield — Segment Earnings basis (annualized)	1.12%	1.34%	1.22%	1.23%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings” in our 2011 Annual Report.
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which have been consolidated under GAAP on our consolidated balance sheet since January 1, 2010.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

Segment Earnings for our Investments segment increased by $3.6 billion and $5.5 billion to $2.5 billion and $6.6 billion during the three and nine months ended September 30, 2012, respectively, compared to $(1.1) billion and $1.1 billion during the three and nine months ended September 30, 2011, respectively, primarily due to derivative gains during the three and nine months ended September 30, 2012 versus losses during the three and nine months ended September 30, 2011.

Comprehensive income for our Investments segment increased by $4.2 billion and $4.8 billion to $4.5 billion and $8.9 billion during the three and nine months ended September 30, 2012, respectively, compared to $268 million and $4.2 billion during the three and nine months ended September 30, 2011, respectively, primarily due to higher Segment Earnings.

During the three and nine months ended September 30, 2012, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 8.8% and 21.2%, respectively. We held $210.1 billion of agency securities and $79.0 billion of non-agency mortgage-related securities as of September 30, 2012, compared to $253.6 billion

27	Freddie Mac

of agency securities and $86.5 billion of non-agency mortgage-related securities as of December 31, 2011. The decline in UPB of agency securities is due mainly to liquidations and reduced purchase activities. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $2.4 billion on impaired non-agency mortgage-related securities in the Investments segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

During the three and nine months ended September 30, 2012, the UPB of the Investments segment single-family unsecuritized mortgage loans declined by $3.6 billion and $20.4 billion, respectively. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash.

Segment Earnings net interest income decreased by $537 million and $694 million and net interest yield decreased by 22 basis points and one basis point during the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. The primary driver of the decreases was the reduction in the average balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs, primarily due to the replacement of debt at lower rates.

Segment Earnings non-interest income (loss) was $619 million and $1.1 billion during the three and nine months ended September 30, 2012, respectively, compared to $(3.1) billion and $(4.8) billion during the three and nine months ended September 30, 2011, respectively. This improvement was primarily due to: (a) derivative gains during the three and nine months ended September 30, 2012 versus losses during the three and nine months ended September 30, 2011; (b) improvements in other non-interest income; and (c) lower net impairments of available-for-sale securities recognized in earnings for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, these factors were partially offset by an increase in losses on trading securities, compared to the nine months ended September 30, 2011.

Impairments recorded in our Investments segment were $180 million and $690 million during the three and nine months ended September 30, 2012, respectively, compared to $116 million and $1.3 billion during the three and nine months ended September 30, 2011. The decrease in net impairments recognized in earnings during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was primarily driven by improvements in forecasted home prices over the expected life of the available-for-sale securities. During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, larger net impairments recognized in earnings was driven by higher estimated defaults on certain of our investments in subprime mortgage-related securities, partially offset by improvements in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” for additional information on our impairments.

We recorded gains (losses) on trading securities of $(364) million and $(1.2) billion during the three and nine months ended September 30, 2012, respectively, compared to $(525) million and $(503) million during the three and nine months ended September 30, 2011, respectively. The increase in losses on trading securities during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to the movement of securities with unrealized gains towards maturity, partially offset by the increase in the fair value of our trading securities as a result of the decline in interest rates. In addition, a widening of OAS levels on principal-only and certain other agency securities contributed to losses recognized during the three months ended September 30, 2011.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. We recorded derivative gains (losses) for this segment of $557 million and $993 million during the three and nine months ended September 30, 2012, respectively, compared to $(3.1) billion and $(4.2) billion during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2012 and 2011, we recognized fair value losses on our pay-fixed swaps, which were more than offset by: (a) fair value gains on our receive-fixed swaps; and (b) fair value gains on our option-based derivatives, primarily related to our purchased call swaptions due to a decline in interest rates. During the three and nine months ended September 30, 2012, the effect of the decline in interest rates was partially mitigated by a change in the mix of our derivatives portfolio, whereby we increased our holdings of receive-fixed swaps relative to

28	Freddie Mac

pay-fixed swaps as we rebalanced our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities. In addition, during the three and nine months ended September 30, 2012 we also recognized gains on other derivative transactions, such as commitments to purchase mortgage loans. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Other non-interest income (loss) for this segment was $494 million and $1.7 billion during the three and nine months ended September 30, 2012, respectively, compared to $345 million and $702 million during the three and nine months ended September 30, 2011, respectively. The improvement in other non-interest income was primarily due to an increase in amortization income related to premiums on debt securities of consolidated trusts held by third parties. This amortization income increased due to additional prepayments on the debt securities of consolidated trusts held by third parties due in part to the low interest rate environment. Basis adjustments related to these debt securities of consolidated trusts held by third parties are generated through the securitization and sale of retained mortgage loans or sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio.

Our Investments segment’s total other comprehensive income was $2.0 billion and $2.4 billion during the three and nine months ended September 30, 2012, respectively, compared to $1.3 billion and $3.1 billion during the three and nine months ended September 30, 2011, respectively. Net unrealized losses in AOCI on our available-for-sale securities for this segment decreased by $1.9 billion and $2.1 billion during the three and nine months ended September 30, 2012, respectively. The decrease in our net unrealized losses during the three and nine months ended September 30, 2012, was primarily due to fair value gains related to the movement of non-agency mortgage-related securities with unrealized losses towards maturity and fair value gains due to the impact of the decline in interest rates. In addition, during the three months ended September 30, 2012, the impact of tightening OAS levels on our non-agency single-family mortgage-related securities decreased our net unrealized losses, while during the nine months ended September 30, 2012, the impact of widening OAS levels on these securities partially offset the fair value gains mentioned above. The changes in fair value of CMBS, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.

For a discussion of items that may impact our Investments segment net interest income over time, see “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

29	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$(61)	$(98)	$(94)	$(28)
Provision for credit losses	(931)	(4,008)	(3,577)	(9,178)
Non-interest income:
Management and guarantee income	1,108	913	3,145	2,631
Other non-interest income	219	331	571	750

Total non-interest income	1,327	1,244	3,716	3,381

Non-interest expense:
Administrative expenses	(228)	(227)	(653)	(670)
REO operations income (expense)	40	(226)	(98)	(518)
Other non-interest expense	(111)	(69)	(266)	(241)

Total non-interest expense	(299)	(522)	(1,017)	(1,429)

Segment adjustments(2)	(189)	(161)	(577)	(489)

Segment Earnings (loss) before income tax (expense) benefit	(153)	(3,545)	(1,549)	(7,743)
Income tax (expense) benefit	(10)	—	(48)	(8)

Segment Earnings (loss), net of taxes	(163)	(3,545)	(1,597)	(7,751)
Total other comprehensive income (loss), net of taxes	1	—	(21)	(3)

Comprehensive income (loss)	$(162)	$(3,545)	$(1,618)	$(7,754)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,671	$1,800	$1,706	$1,811
Issuance — Single-family credit guarantees(3)	$107	$68	$318	$226
Fixed-rate products — Percentage of purchases(4)	96%	89%	95%	91%
Liquidation rate — Single-family credit guarantees (annualized)(5)	35%	20%	32%	22%

Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees(6)	15.7	13.8	14.9	13.7
Amortization of delivery fees	10.8	6.5	9.7	5.7

Segment Earnings management and guarantee income	26.5	20.3	24.6	19.4

Credit:
Serious delinquency rate, at end of period	3.37%	3.51%	3.37%	3.51%
REO inventory, at end of period (number of properties)	50,913	59,596	50,913	59,596
Single-family credit losses, in bps (annualized)(7)	69.8	76.3	71.8	71.9
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$10,028	$10,224	$10,028	$10,224
30-year fixed mortgage rate(9)	3.4%	4.0%	3.4%	4.0%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 14: SEGMENT REPORTING — Segment Earnings” in our 2011 Annual Report.
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Results for the 2012 periods include the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012.
(7)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(8)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 20, 2012. The outstanding amount for September 30, 2012 reflects the balance as of June 30, 2012.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $(0.2) billion and $(1.6) billion for the three and nine months ended September 30, 2012, respectively, compared to $(3.5) billion and $(7.8) billion for the three and nine months ended September 30, 2011, respectively, primarily due to a decline in Segment Earnings provision for credit losses.

30	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the nine months ended September  30, 2012 and 2011.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Nine Months Ended September 30, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$245	23.0	$(78)	6.6	$167
2011	566	27.3	(174)	8.5	392
2010	582	27.9	(255)	11.8	327
2009	562	28.5	(211)	10.7	351
2008	253	26.9	(176)	23.6	77
2007	238	19.7	(1,161)	107.8	(923)
2006	151	19.5	(767)	95.9	(616)
2005	174	19.7	(743)	81.5	(569)
2004 and prior	374	20.8	(110)	5.6	264

Total	$3,145	24.6	$(3,675)	28.6	$(530)

Administrative expenses					(653)
Net interest income (expense)					(94)
Other non-interest income and expenses, net					(320)

Segment Earnings (loss), net of taxes					$(1,597)

	Nine Months Ended September 30, 2011
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2011	$202	19.9	$(45)	5.7	$157
2010	555	21.2	(220)	8.1	335
2009	498	18.7	(256)	9.3	242
2008	292	23.1	(870)	82.7	(578)
2007	283	18.6	(3,354)	239.2	(3,071)
2006	172	17.4	(2,606)	249.2	(2,434)
2005	194	17.1	(1,617)	135.0	(1,423)
2004 and prior	435	18.3	(728)	27.7	(293)

Total	$2,631	19.4	$(9,696)	71.4	$(7,065)

Administrative expenses					(670)
Net interest income (expense)					(28)
Other non-interest income and expenses, net					12

Segment Earnings (loss), net of taxes					$(7,751)

(1)	Includes amortization of delivery fees of $1.2 billion and $769 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results. In the first quarter of 2012, we enhanced our method of allocating credit expenses by loan origination year. Prior period amounts have been revised to conform to the current period presentation.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees. Segment Earnings management and guarantee income and average rate for the nine months ended September 30, 2012 include the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

As of September 30, 2012, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We currently believe our management and guarantee fee rates for guarantee issuances after 2008, when coupled with the higher credit quality of the mortgages within these new guarantee issuances, will provide management and guarantee fee income (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans. Nevertheless, various factors, such as continued high unemployment rates, future declines in home prices, or negative impacts of HARP loans (which may not

31	Freddie Mac

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

Our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit and administrative expenses associated with such loans, on a cumulative basis, primarily due to the high rate of defaults on the loans originated in those years coupled with the high volume of refinancing of these loans that has occurred since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans from those years that remain in our portfolio and consequently reduced management and guarantee income associated with loans originated in 2005 through 2008 (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). We also believe that the management and guarantee fees associated with originations after 2008 will not be sufficient to offset the future expenses associated with our 2005 to 2008 guarantee issuances for the foreseeable future. Consequently, we will likely report a net loss for the Single-family Guarantee segment for the full-year of 2012.

Segment Earnings management and guarantee income increased during the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively, primarily due to an increase in amortization of delivery fees. This was driven by a higher volume of delivery fees in recent periods and a lower interest rate environment during the nine months ended September 30, 2012, which increased refinance activity.

Effective April 1, 2012, at the direction of FHFA, we increased the guarantee fee on single-family residential mortgages sold to Freddie Mac by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this legislated increase are being remitted to Treasury to fund the payroll tax cut. We pay such fees to Treasury on a quarterly basis. The receipt of these fees is recognized within Segment Earnings management and guarantee income, and the remittance of these fees to Treasury is reported in Segment Earnings non-interest expense. We recognized $34 million of expense in the third quarter of 2012 (and a similar amount of income) associated with the legislated 10 basis point increase to single-family guarantee fees. While we expect these fees to become significant over time, the effect of the legislated 10 basis point increase was not significant to the average rate of our aggregate Segment Earnings management and guarantee income in the third quarter of 2012. As of September 30, 2012, there were approximately 919,000 loans totaling $189.0 billion in UPB in our single-family credit guarantee portfolio that are subject to the 10 basis point increase in guarantee fees associated with this legislation.

In August 2012, FHFA announced that it has directed us and Fannie Mae to further increase our guarantee fees on single-family mortgages sold to us by an average of 10 basis points. The announcement stated that the changes to the guarantee fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms. For commitments on mortgage loans we purchase in cash transactions, the increase was effective starting November 1, 2012. For settlements of mortgage loans exchanged for mortgage-related securities, the increase will be effective December 1, 2012. FHFA stated that these changes to our guarantee fees are also intended to reduce disparities in fee pricing based on customer size, loan term, and certain other factors. In September 2012, FHFA also requested public comment on a proposed approach under which we and Fannie Mae would adjust the guarantee fees charged on single-family mortgages in states where costs related to foreclosure practices are statistically higher than the national average. FHFA stated that it expects to direct us and Fannie Mae to implement these pricing adjustments in 2013.

The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion and $1.7 trillion at September 30, 2012 and December 31, 2011, respectively. The annualized liquidation rate on our securitized single-family credit guarantees was approximately 35% and 32% for the three and nine months ended September 30, 2012, respectively, and remained high in the third quarter of 2012 due to recent declines in interest rates and, to a lesser extent, the impact of the expanded HARP initiative, that resulted in significant refinancing activity. Refinance activity also resulted in an increase in our guarantee issuances from $226 billion in the nine months ended September 30, 2011 to $318 billion in the nine months ended

32	Freddie Mac

September 30, 2012. However, we expect the size of our Single-family Guarantee managed loan portfolio will continue to decline during the remainder of 2012.

Refinance volumes represented 79% and 82% of our single-family mortgage purchase volume during the three and nine months ended September 30, 2012, respectively, compared to 67% and 75% of our single-family mortgage purchase volume during the three and nine months ended September 30, 2011, respectively, based on UPB. Relief refinance mortgages comprised approximately 37% and 35% of our total refinance volume during the nine months ended September 30, 2012 and 2011, respectively. Over time, relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) may not perform as well as other refinance mortgages because the continued high LTV ratios of these loans increase the probability of default. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 22% and 13% of our single-family purchase volume in the nine months ended September 30, 2012 and 2011, respectively, were HARP loans. For more information about HARP loans and our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP loans and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 9% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012. Including HARP loans, mortgages originated after 2008 represent 60% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012, and their composition of that portfolio continues to grow. Relief refinance mortgages of all LTV ratios comprised approximately 16% and 11% of the UPB in our total single-family credit guarantee portfolio at September 30, 2012 and December 31, 2011, respectively.

Provision for credit losses for the Single-family Guarantee segment declined to $0.9 billion and $3.6 billion for the three and nine months ended September 30, 2012, respectively, compared to $4.0 billion and $9.2 billion for the three and nine months ended September 30, 2011, respectively The decrease in Segment Earnings provision for credit losses for the three and nine months ended September 30, 2012 compared to the respective periods in 2011 primarily reflects declines in the volume of new seriously delinquent loans (largely due to a decline in the size of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices. Segment Earnings provision for credit losses in the third quarter of 2012 also includes approximately $0.2 billion related to the classification of single-family loans discharged in Chapter 7 bankruptcy as TDRs. Prior to the third quarter of 2012, we did not classify loans discharged in Chapter 7 bankruptcy as TDRs (unless they were already classified as such for other reasons) and we measured those loans collectively for impairment. In the third quarter of 2012, we classified all such loans as TDRs and measured them for impairment on an individual basis. This change represents the correction of an error that was not material to our previously reported financial statements. At September 30, 2012, the majority of these loans were not seriously delinquent and, in many cases, the borrower was continuing to make timely payments. The Segment Earnings provision for credit losses in the third quarter of 2011 reflected a decline in the volume of early stage delinquencies and seriously delinquent loans, while the provision for credit losses in the nine months ended September 30, 2011 compared to 2010 reflected declines in the rate at which delinquent loans transition into serious delinquency. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 72 basis points for both the nine months ended September 30, 2012 and 2011. Charge-offs, net of recoveries, associated with single-family loans were $9.1 billion and $9.3 billion in the nine months ended September 30, 2012 and 2011, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, charge-offs, and our non-performing assets.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.37% and 3.58% as of September 30, 2012 and December 31, 2011, respectively, and declined during the nine months ended September 30, 2012 primarily due to a slowdown in new serious delinquencies, and the impact of our loss mitigation efforts, including short sales. Our serious delinquency rate remains high compared to the rates we experienced in years prior to 2009, due to the continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers in

33	Freddie Mac

processing large volumes of problem loans including adjusting their processes to accommodate changes in servicing standards, such as those dictated by legislative or regulatory authorities. In addition, our serious delinquency rate was higher than it otherwise would have been due to the decline in the size of our single-family credit guarantee portfolio during the nine months ended September 30, 2012 because this rate is calculated on a smaller number of loans at the end of the period.

REO operations income (expense) for the Single-family Guarantee segment was $40 million for the third quarter of 2012, as compared to $(226) million during the third quarter of 2011 and $(98) million in the nine months ended September 30, 2012 compared to $(518) million for the nine months ended September 30, 2011. The decline in expense for the 2012 periods was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties as well as lower write-downs of single-family REO inventory. Recoveries on REO properties also declined during the three and nine months ended September 30, 2012, compared to the same periods of 2011. Lower recoveries on REO properties were primarily due to lower REO disposition volume, reduced recoveries from mortgage insurers, and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.

Our REO inventory (measured in number of properties) declined 16% from December 31, 2011 to September 30, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. Although there was an improvement in REO disposition severity during the nine months ended September 30, 2012, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. Likewise, the cumulative declines in property values have negatively impacted the proceeds and loss severity associated with our short sale transactions. We believe the volume of our single-family REO acquisitions during the nine months ended September 30, 2012 was less than it otherwise would have been due to: (a) the length of the foreclosure process, particularly in states that require a judicial foreclosure process; and (b) resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. In addition, our loss mitigation efforts, including short sales, are affecting our REO acquisition volumes. As a result of these efforts, fewer loans are being resolved through foreclosure and subsequent REO sales.

34	Freddie Mac

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$334	$314	$982	$897
(Provision) benefit for credit losses	40	37	81	110
Non-interest income (loss):
Management and guarantee income	38	32	107	90
Net impairment of available-for-sale securities recognized in earnings	(29)	(27)	(64)	(344)
Gains (losses) on sale of mortgage loans	110	46	202	286
Gains (losses) on mortgage loans recorded at fair value	205	(142)	326	(123)
Other non-interest income (loss)	77	12	305	55

Total non-interest income (loss)	401	(79)	876	(36)

Non-interest expense:
Administrative expenses	(63)	(57)	(176)	(163)
REO operations income (expense)	9	5	6	13
Other non-interest expense	(9)	(15)	(107)	(56)

Total non-interest expense	(63)	(67)	(277)	(206)

Segment Earnings before income tax benefit (expense)	712	205	1,662	765
Income tax benefit (expense)	(2)	—	(10)	(1)

Segment Earnings, net of taxes	710	205	1,652	764
Total other comprehensive income (loss), net of taxes	686	(1,301)	1,430	46

Comprehensive income	$1,396	$(1,096)	$3,082	$810

Key metrics:
Balances and Volume:
Average balance of Multifamily loan portfolio	$80,627	$82,128	$81,665	$83,875
Average balance of Multifamily guarantee portfolio	$45,060	$31,283	$41,024	$28,566
Average balance of Multifamily investment securities portfolio	$53,989	$60,868	$55,926	$61,873
Multifamily new loan purchase and other guarantee commitment volume	$6,810	$4,888	$19,222	$12,449
Multifamily units financed from new volume activity	109,080	80,929	302,474	207,821
Multifamily Other Guarantee Transaction issuance	$3,239	$2,096	$11,687	$8,688
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.99%	0.87%	0.95%	0.82%
Average Management and guarantee fee rate, in bps (annualized)(2)	34.1	41.5	36.2	43.5
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.45%	0.77%	0.45%	0.77%
Non-credit-enhanced loans, at period end	0.18%	0.18%	0.18%	0.18%
Total delinquency rate, at period end(3)	0.27%	0.33%	0.27%	0.33%
Allowance for loan losses and reserve for guarantee losses, at period end	$453	$656	$453	$656
Allowance for loan losses and reserve for guarantee losses, in bps	35.8	57.6	35.8	57.6
Credit losses (gains), in bps (annualized)(4)	(1.7)	4.0	0.6	5.3
REO inventory, at net carrying value	$43	$91	$43	$91
REO inventory, at period end (number of properties)	6	20	6	20

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(3)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(4)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

Segment Earnings for our Multifamily segment increased to $0.7 billion and $1.7 billion for the three and nine months ended September 30, 2012, respectively, compared to $0.2 billion and $0.8 billion for the three and nine months ended September 30, 2011, respectively. The improvements in the 2012 periods were primarily due to increased gains on mortgage loans recorded at fair value in the three and nine months ended September 30, 2012 compared to the same periods in 2011. Segment Earnings were also higher in the nine months ended September 30, 2012 compared to the 2011 period due to lower impairments of available-for-sale securities and improvement in other non-interest income during 2012.

35	Freddie Mac

Comprehensive income for our Multifamily segment was $1.4 billion and $3.1 billion for the three and nine months ended September 30, 2012 respectively, consisting of: (a) Segment Earnings of $0.7 billion and $1.7 billion, respectively; and (b) $0.7 billion and $1.4 billion, respectively, of total other comprehensive income (loss), which was mainly attributable to favorable changes in fair value of available-for-sale securities during the three and nine month ended September 30, 2012. This increase was driven by favorable non-interest rate-related market spread movements in 2012.

Our multifamily loan purchase and guarantee volume increased to $6.8 billion for the third quarter of 2012, compared to $4.9 billion for the third quarter of 2011, representing an increase of 39%. We expect an increase in our purchase and guarantee volumes for the full-year of 2012 when compared to 2011 levels since demand for multifamily financing remains strong as historically low interest rates combined with positive multifamily market fundamentals are encouraging borrower interest. We completed Other Guarantee Transactions of $3.2 billion and $11.7 billion in UPB of multifamily loans in the three and nine months ended September 30, 2012, respectively, as compared to $2.1 billion and $8.7 billion in the three and nine months ended September 30, 2011, respectively. The UPB of the total multifamily portfolio increased slightly to $179.5 billion at September 30, 2012 from $176.7 billion at December 31, 2011. During the first nine months of 2012, increased issuances of new guarantees were partially offset by higher liquidations of our multifamily investment securities and multifamily loan portfolios.
Segment Earnings net interest income increased by $85 million, or 9%, to $982 million, in the nine months ended September 30, 2012 from $897 million in the nine months ended September 30, 2011, primarily due to the cumulative effect of new business volumes since 2008, which have higher yields relative to allocated funding costs. Net interest yield was 95 and 82 basis points for the nine months ended September 30, 2012 and 2011, respectively.

Segment Earnings non-interest income (loss) was $401 million and $(79) million for the three months ended September 30, 2012 and 2011, respectively, and was $876 million and $(36) million in the nine months ended September 30, 2012 and 2011, respectively. The improvement during the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily driven by gains recognized on mortgage loans recorded at fair value in the three and nine months ended September 30, 2012, compared to losses during the same period in 2011. Higher gains on mortgage loan fair values in the nine months ended September 30, 2012, reflect favorable market spread movements and higher amounts of loans held for subsequent securitization as compared to the same period in 2011. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates. Segment Earnings non-interest income also benefitted in the three and nine months ended September 30, 2012 from gains on the disposition of certain previously-impaired available-for-sale securities as compared to disposition losses on such securities during the comparable 2011 periods due to improved market pricing and overall improvement in the market for CMBS.

Our Multifamily Segment Earnings management and guarantee income increased 19% in the nine months ended September 30, 2012, compared to same period in 2011, reflecting the effect of an increased volume of Other Guarantee Transactions in recent periods. The average management and guarantee fee rate on our guarantee portfolio declined to 36.2 basis points for the nine months ended September 30, 2012 from 43.5 basis points for the nine months ended September 30, 2011, reflecting the effect of an increased volume of Other Guarantee Transactions, which have lower credit risk associated with our guarantee (and thus we receive a lower rate) relative to other issued guarantees because these transactions contain significant levels of credit enhancement through subordination.

Our Multifamily segment recognized a benefit for credit losses of $40 million and $81 million in the three and nine months ended September 30, 2012, respectively, compared to a benefit for credit losses of $37 million and $110 million in the three and nine months ended September 30, 2011, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $453 million and $545 million as of September 30, 2012 and December 31, 2011, respectively. The decline in our loan loss reserves during the first nine months of 2012 was primarily caused by a decrease in our general reserve, which is the portion of our reserves associated with loans that are collectively evaluated for impairment, based on improvement in the expected performance of the related loans.

As a result of underwriting standards and practices, which we believe are prudent, and positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong. Our portfolio performance continued to experience minimal credit losses due to low foreclosure activity and an increase in net operating income of the underlying multifamily properties in most regional areas. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.6 and 5.3 basis points in the nine months ended September 30, 2012 and 2011, respectively. The delinquency rate for loans in the multifamily mortgage portfolio was 0.27% and 0.22%, as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, more than half of the multifamily

36	Freddie Mac

loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees. We expect our multifamily delinquency rate to remain low in the near term. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates and credit enhancements on multifamily loans. For further information on delinquencies, including geographical and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at September 30, 2012. These short-term assets related to our consolidated VIEs increased by $1.8 billion from December 31, 2011 to September 30, 2012, primarily due to an increase in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $7.8 billion and $28.4 billion of cash and cash equivalents, no federal funds sold, and $24.8 billion and $12.0 billion of securities purchased under agreements to resell at September 30, 2012 and December 31, 2011, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. Excluding amounts related to our consolidated VIEs, we held on average $18.1 billion and $22.1 billion of cash and cash equivalents and $29.4 billion and $25.1 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2012, respectively.

For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”

Investments in Securities

The table below provides detail regarding our investments in securities as of September 30, 2012 and December 31, 2011. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

37	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	September 30, 2012	December 31, 2011
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$63,680	$81,092
Fannie Mae	16,537	20,322
Ginnie Mae	219	249
CMBS	52,375	55,663
Subprime	26,820	27,999
Option ARM	5,624	5,865
Alt-A and other	11,002	10,879
Obligations of states and political subdivisions	6,527	7,824
Manufactured housing	720	766

Total available-for-sale mortgage-related securities	183,504	210,659

Total investments in available-for-sale securities	183,504	210,659

Trading:
Mortgage-related securities:
Freddie Mac(1)	11,501	16,047
Fannie Mae	11,398	15,165
Ginnie Mae	140	156
Other	148	164

Total trading mortgage-related securities	23,187	31,532

Non-mortgage-related securities:
Asset-backed securities	543	302
Treasury bills	—	100
Treasury notes	21,554	24,712
FDIC-guaranteed corporate medium-term notes	1,312	2,184

Total trading non-mortgage-related securities	23,409	27,298

Total investments in trading securities	46,596	58,830

Total investments in securities	$230,100	$269,489

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities classified as trading of $23.4 billion and $27.3 billion as of September 30, 2012 and December 31, 2011, respectively. While balances of these securities may fluctuate from period to period, we continue to meet required liquidity and contingency levels.

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

38	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2012			December 31, 2011
	Fixed Rate	Variable Rate (1)	Total	Fixed Rate	Variable Rate (1)	Total
	(in millions)
Freddie Mac mortgage-related securities: (2)
Single-family	$55,123	$8,461	$63,584	$72,795	$9,753	$82,548
Multifamily	683	1,643	2,326	1,216	1,792	3,008

Total Freddie Mac mortgage-related securities	55,806	10,104	65,910	74,011	11,545	85,556

Non-Freddie Mac mortgage-related securities:
Agency securities: (3)
Fannie Mae:
Single-family	12,165	13,226	25,391	16,543	15,998	32,541
Multifamily	36	63	99	52	76	128
Ginnie Mae:
Single-family	217	94	311	253	104	357
Multifamily	15	—	15	16	—	16

Total Non-Freddie Mac agency securities	12,433	13,383	25,816	16,864	16,178	33,042

Non-agency mortgage-related securities:
Single-family: (4)
Subprime	322	45,188	45,510	336	48,696	49,032
Option ARM	—	12,477	12,477	—	13,949	13,949
Alt-A and other	1,876	13,438	15,314	2,128	14,662	16,790
CMBS	18,257	30,921	49,178	19,735	34,375	54,110
Obligations of states and political subdivisions (5)	6,338	20	6,358	7,771	22	7,793
Manufactured housing	758	128	886	831	129	960

Total non-agency mortgage-related securities (6)	27,551	102,172	129,723	30,801	111,833	142,634

Total UPB of mortgage-related securities	$95,790	$125,659	221,449	$121,676	$139,556	261,232

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(12,919)			(12,363)
Net unrealized (losses) on mortgage-related securities, pre-tax			(1,839)			(6,678)

Total carrying value of mortgage-related securities			$206,691			$242,191

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of housing revenue bonds. Approximately 37% of these securities held at both September 30, 2012 and December 31, 2011, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% of total non-agency mortgage-related securities held at both September 30, 2012 and December 31, 2011, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

39	Freddie Mac

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

T able 18 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2012		December 31, 2011
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$18,972	$20,688	$24,283	$26,193
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	2,168	—	2,863
Principal-only securities(3)	2,638	2,532	3,569	3,344
Inverse floating-rate securities(4)	3,515	5,029	4,839	6,826
Other Structured Securities	66,601	73,058	85,907	93,805

Total agency securities	91,726	103,475	118,598	133,031
Non-agency securities(5)	129,723	103,216	142,634	109,160

Total mortgage-related securities	$221,449	$206,691	$261,232	$242,191

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes fair values of $3 million and $2 million of interest-only securities at September 30, 2012 and December 31, 2011, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $261.2 billion at December 31, 2011 to $221.4 billion at September 30, 2012, while the fair value of these investments decreased from $242.2 billion at December 31, 2011 to $206.7 billion at September 30, 2012. The reduction in UPB resulted from liquidations and reduced purchase activities, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for the three and nine months ended September 30, 2012 and 2011. This activity includes purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

40	Freddie Mac

Table 19 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$5	$1	$10	$73
Non-agency mortgage-related securities purchased for Other Guarantee Transactions	3,240	2,088	11,673	8,600

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	3,245	2,089	11,683	8,673

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	1,550	—	4,750
Variable-rate	—	927	50	1,155

Total agency securities	—	2,477	50	5,905

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	—	—	10	14
Variable-rate	23	6	58	52

Total non-agency mortgage-related securities	23	6	68	66

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	23	2,483	118	5,971

Total non-Freddie Mac mortgage-related securities purchased	$3,268	$4,572	$11,801	$14,644

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$21,649	$23,607	$34,115	$84,590
Variable-rate	1,317	587	4,452	3,591
Multifamily:
Fixed-rate	—	125	39	176
Variable-rate	—	52	—	117

Total Freddie Mac mortgage-related securities purchased	$22,966	$24,371	$38,606	$88,474

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.

During the three months ended September 30, 2012, our purchases of Freddie Mac mortgage-related securities primarily related to our securitization of mortgage loans that we had purchased for cash, and our retention of the PCs created from such securitizations. Our purchases during the three and nine months ended September 30, 2011 reflected in “Table 19 — Mortgage-Related Securities Purchase Activity” are attributed primarily to dollar roll transactions, primarily used to support the market and pricing of our PCs. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of comprehensive income. These transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. For more information, see “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in this Form 10-Q and “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — Any decline in the price performance of or demand for our PCs could have an adverse effect on the volume and profitability of our new single-family guarantee business” in our 2011 Annual Report.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At September 30, 2012, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $15.0 billion, compared to $20.1 billion at December 31, 2011. The decrease was primarily due to fair value gains related to: (a) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity; (b) the impact of spread tightening on our CMBS; and (c) the impact of declining interest rates. We believe the unrealized losses related to these securities at September 30, 2012 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

41	Freddie Mac

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

42	Freddie Mac

T able 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics (1)

	As of
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(dollars in millions)
UPB:
Subprime first lien (2)	$45,166	$46,306	$47,478	$48,644	$49,794
Option ARM	12,477	12,958	13,508	13,949	14,351
Alt-A (3)	13,055	13,471	13,885	14,260	14,643
Gross unrealized losses, pre-tax: (4)
Subprime first lien (2)	$10,464	$12,810	$12,661	$13,401	$14,132
Option ARM	2,502	2,997	2,909	3,169	3,216
Alt-A (3)	1,488	2,082	2,094	2,612	2,468
Present value of expected future credit losses: (5)
Subprime first lien (2)	$7,129	$6,571	$7,325	$6,746	$5,414
Option ARM	3,442	3,296	3,908	4,251	4,434
Alt-A (3)	1,699	1,956	2,237	2,235	2,204
Collateral delinquency rate: (6)
Subprime first lien (2)	39%	40%	42%	42%	42%
Option ARM	40	42	43	44	44
Alt-A (3)	24	24	25	25	25
Average credit enhancement: (7)
Subprime first lien (2)	17%	19%	20%	21%	22%
Option ARM	4	5	6	7	8
Alt-A (3)	5	5	6	7	7
Cumulative collateral loss: (8)
Subprime first lien (2)	25%	24%	23%	22%	21%
Option ARM	20	19	18	17	16
Alt-A (3)	10	9	9	8	8

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of the present value of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance, overcollateralization and other forms of credit enhancement.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our non-agency mortgage-related securities increased to $13.1 billion at September 30, 2012 from $12.8 billion at June 30, 2012. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The increase in the present value of expected future credit losses was primarily driven by higher estimated defaults on certain of our investments in subprime mortgage-related securities, partially offset by improvements in forecasted home prices over the expected life of our available-for-sale securities.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three and nine months ended September 30, 2012, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

43	Freddie Mac

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans (1)

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,149	$1,180	$1,175	$1,159	$1,287
Principal cash shortfalls	4	7	6	7	6
Option ARM:
Principal repayments	$269	$300	$272	$298	$318
Principal cash shortfalls	211	234	169	103	109
Alt-A and other:
Principal repayments	$393	$405	$374	$385	$425
Principal cash shortfalls	101	106	97	80	81

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $2.5 billion on impaired non-agency mortgage-related securities, including $327 million and $941 million related to the three and nine months ended September 30, 2012, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be significantly less than the fair value declines experienced on these securities.

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
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(in millions)
Subprime:(1)
2006 & 2007	$159	$51	$433	$472	$29
Other years	1	7	8	8	2

Total subprime	160	58	441	480	31

Option ARM:
2006 & 2007	62	18	32	40	15
Other years	—	—	16	19	4

Total option ARM	62	18	48	59	19

Alt-A:
2006 & 2007	—	—	16	22	29
Other years	—	1	36	21	10

Total Alt-A	—	1	52	43	39

Other loans	—	1	5	3	41

Total subprime, option ARM, Alt-A and other loans	222	78	546	585	130
CMBS	45	19	16	8	27
Manufactured housing	—	1	2	2	4

Total available-for-sale mortgage-related securities	$267	$98	$564	$595	$161

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $267 million and $929 million during the three and nine months ended September 30, 2012, respectively, compared to $161 million and $1.7 billion during the three and nine months ended September 30, 2011, respectively. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual securities increased during the periods. These impairments include $222 million and $846 million related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and nine months ended September 30, 2012, respectively, compared to

44	Freddie Mac

$130 million and $1.4 billion during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2011, we recognized the unrealized fair value losses of $27 million and $181 million related to certain investments in CMBS as a net impairment of available-for-sale securities recognized in earnings because we had the intent to sell these securities prior to the recovery of the unrealized losses. We did not recognize any net impairment of available-for-sale securities in earnings during the three months ended September 30, 2012 as a result of an intent to sell available-for-sale securities prior to the recovery of the unrealized losses. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at September 30, 2012. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2012 and have recorded these unrealized losses in AOCI.

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

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the three and nine months ended September 30, 2012 and 2011. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support expected to be available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Impacts related to changes in interest rates may also affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. The lengthening of the foreclosure timelines that has occurred in recent years can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the uncertainty of the housing and economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

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

45	Freddie Mac

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

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at September 30, 2012 based on their ratings as of September 30, 2012, as well as those held at December 31, 2011 based on their ratings as of December 31, 2011 using the lowest rating available for each security.

46	Freddie Mac

T able 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of September 30, 2012	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage (1)
	(dollars in millions)
Subprime loans:
AAA-rated	$345	1%	$345	$(26)	$18
Other investment grade	2,233	5	2,202	(153)	370
Below investment grade (2)	42,932	94	34,667	(10,287)	1,515

Total	$45,510	100%	$37,214	$(10,466)	$1,903

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	38	—	38	(3)	38
Below investment grade (2)	12,439	100	8,055	(2,499)	14

Total	$12,477	100%	$8,093	$(2,502)	$52

Alt-A and other loans:
AAA-rated	$68	—%	$68	$(3)	$6
Other investment grade	2,071	14	2,084	(191)	273
Below investment grade (2)	13,175	86	10,268	(1,417)	1,932

Total	$15,314	100%	$12,420	$(1,611)	$2,211

CMBS:
AAA-rated	$24,190	49%	$24,223	$(6)	$41
Other investment grade	22,131	45	22,084	(106)	1,581
Below investment grade (2)	2,857	6	2,710	(259)	1,690

Total	$49,178	100%	$49,017	$(371)	$3,312

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,603	20%	$24,636	$(35)	$65
Other investment grade	26,473	22	26,408	(453)	2,262
Below investment grade (2)	71,403	58	55,700	(14,462)	5,151

Total	$122,479	100%	$106,744	$(14,950)	$7,478

Total investments in mortgage-related securities	$221,449
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	55%

Credit Ratings as of December 31, 2011
Subprime loans:
AAA-rated	$1,000	2%	$1,000	$(115)	$23
Other investment grade	2,643	5	2,643	(399)	383
Below investment grade (2)	45,389	93	37,704	(12,894)	1,641

Total	$49,032	100%	$41,347	$(13,408)	$2,047

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	76	1	76	(8)	76
Below investment grade (2)	13,873	99	8,943	(3,161)	39

Total	$13,949	100%	$9,019	$(3,169)	$115

Alt-A and other loans:
AAA-rated	$350	2%	$348	$(20)	$6
Other investment grade	2,237	13	2,260	(371)	310
Below investment grade (2)	14,203	85	11,053	(2,421)	2,139

Total	$16,790	100%	$13,661	$(2,812)	$2,455

CMBS:
AAA-rated	$25,499	47%	$25,540	$(22)	$42
Other investment grade	25,421	47	25,394	(346)	1,585
Below investment grade (2)	3,190	6	2,851	(180)	1,697

Total	$54,110	100%	$53,785	$(548)	$3,324

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,849	20%	$26,888	$(157)	$71
Other investment grade	30,377	23	30,373	(1,124)	2,354
Below investment grade (2)	76,655	57	60,551	(18,656)	5,516

Total	$133,881	100%	$117,812	$(19,937)	$7,941

Total investments in mortgage-related securities	$261,232
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

47	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets declined to $1.72 trillion as of September 30, 2012, from $1.82 trillion as of December 31, 2011. This decline reflects that the amount of single-family loan liquidations during the period exceeded new loan purchase and guarantee activity, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and a decline in our competitive position compared to other market participants. Most of these loans are securitized (e.g., held in PC trusts). The unsecuritized loans generally consist of loans held for investment purposes, loans awaiting securitization, or delinquent or modified loans that we removed from PC trusts.

The UPB of unsecuritized single-family mortgage loans declined by $26.3 billion to $145.4 billion at September 30, 2012, from $171.7 billion at December 31, 2011, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitizations of loans through our PC cash auction process.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $63.5 billion, or 3.8%, of these loans as of September 30, 2012 were seriously delinquent, as compared to $72.4 billion, or 4.2%, as of December 31, 2011. This decline was primarily due to a slowdown in new serious delinquencies, and the impact of our loss mitigation efforts, including short sales. The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $80.3 billion at September 30, 2012 and $82.3 billion at December 31, 2011. This decline is primarily the result of principal repayments on our loans held for investment during the period, which were partially offset by an increase in the balance of loans held for sale or securitization. Our principal multifamily business activity involves purchasing and aggregating loans for securitization. We expect to continue our securitization activity since it provides liquidity for the multifamily market, supports affordability for multifamily rental housing, and helps us to manage credit risk.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $33.8 billion and $39.5 billion at September 30, 2012 and December 31, 2011, respectively, including $33.3 billion and $38.9 billion, respectively, related to single-family loans. At September 30, 2012 and December 31, 2011, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.9% and 2.1%, respectively, and as a percentage of the UPB associated with our non-performing loans were 25.2% and 32.0%, respectively. Our loan loss reserves declined during the nine months ended September 30, 2012 primarily due to continued high levels of charge-offs that exceeded the amount of our provision for credit losses during the period. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

The table below summarizes the amount of mortgages we purchased and the amount of guarantees we issued in the applicable periods. This activity consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

48	Freddie Mac

Table 24 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances (1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$68,083	62%	$42,743	56%	$185,757	59%	$145,986	60%
20-year amortizing fixed-rate	7,414	7	3,880	5	22,084	7	13,910	6
15-year amortizing fixed-rate	22,931	21	16,385	22	74,667	24	51,496	21
Adjustable-rate (2)	4,319	4	8,150	11	13,783	4	20,016	8
FHA/VA and other governmental	94	<1	121	<1	273	<1	325	<1

Total single-family (3)	102,841	94	71,279	94	296,564	94	231,733	95

Multifamily	6,810	6	4,888	6	19,222	6	12,449	5

Total mortgage loan purchases and other guarantee commitment issuances (4)	$109,651	100%	$76,167	100%	$315,786	100%	$244,182	100%

Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements (5)	13%		10%		11%		8%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the nine months ended September 30, 2012 or 2011.
(3)	Includes $21.9 billion and $20.1 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Includes issuances of other guarantee commitments on single-family loans of $5.3 billion and $3.9 billion and issuances of other guarantee commitments on multifamily loans of $1.7 billion and $0.5 billion during the nine months ended September 30, 2012 and 2011, respectively.
(5)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets in derivative assets, net and derivative liabilities, net. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities, even where a master netting agreement is in effect. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for more information about collateral held and posted and “NOTE 10: DERIVATIVES” for additional information regarding our derivatives.

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of September 30, 2012. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

49	Freddie Mac

Table 25 — Derivative Fair Values and Maturities

	September 30, 2012
	Notional or Contractual Amount (2)		Fair Value (1)
		Total Fair Value (3)	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$258,820	$14,912	$98	$1,092	$4,204	$9,518
Weighted average fixed rate (4)			1.43%	1.06%	1.97%	2.77%
Forward-starting swaps (5)	12,610	1,340	—	—	1	1,339
Weighted average fixed rate (4)			—%	—%	0.75%	3.54%

Total receive-fixed	271,430	16,252	98	1,092	4,205	10,857

Basis (floating to floating)	2,300	6	—	—	6	—
Pay-fixed:
Swaps	265,144	(32,364)	(72)	(2,575)	(5,352)	(24,365)
Weighted average fixed rate (4)			1.01%	3.21%	3.04%	3.54%
Forward-starting swaps (5)	14,920	(1,742)	—	—	—	(1,742)
Weighted average fixed rate (4)			—%	—%	—%	3.16%

Total pay-fixed	280,064	(34,106)	(72)	(2,575)	(5,352)	(26,107)

Total interest-rate swaps	553,794	(17,848)	26	(1,483)	(1,141)	(15,250)

Option-based:
Call swaptions
Purchased	38,900	7,916	1,643	3,692	310	2,271
Written	6,195	(795)	—	(795)	—	—
Put swaptions
Purchased	47,950	316	2	15	38	261
Other option-based derivatives (6)	35,992	2,430	—	—	—	2,430

Total option-based	129,037	9,867	1,645	2,912	348	4,962

Futures	41,423	(19)	(19)	—	—	—
Foreign-currency swaps	1,139	40	34	6	—	—
Commitments	15,953	100	100	—	—	—
Swap guarantee derivatives	3,620	(36)	—	(1)	(1)	(34)

Subtotal	744,966	(7,896)	$1,786	$1,434	$(794)	$(10,322)

Credit derivatives	8,934	(3)

Subtotal	753,900	(7,899)
Derivative interest receivable (payable), net		(998)
Trade/settle receivable (payable), net		—
Derivative cash collateral (held) posted, net		9,375

Total	$753,900	$478

(1)	Fair value is categorized based on the period from September 30, 2012 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Excludes $534 million of non-cash collateral held. See endnote (5) to “Table 33 — Derivative Counterparty Credit Exposure” for information about non-cash collateral held or posted.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of September 30, 2012.
(6)	Primarily includes purchased interest-rate caps and floors.

At September 30, 2012, the net fair value of our total derivative portfolio was $478 million, as compared to $(317) million at December 31, 2011. The increase in the net fair value of derivatives reflects a change in the mix of our derivatives whereby our holdings of receive-fixed swaps increased relative to pay-fixed swaps as we rebalanced our portfolio during a period of steadily declining interest rates and increased our issuances of debt with longer-term maturities. See “NOTE 10: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at September 30, 2012 and December 31, 2011, as well as derivative collateral posted and held.

50	Freddie Mac

The table below summarizes the changes in derivative fair values.

Table 26 — Changes in Derivative Fair Values

	Nine Months Ended September 30,
	2012(1)	2011(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(8,662)	$(6,560)
Net change in:
Commitments	156	(87)
Credit derivatives	1	(12)
Swap guarantee derivatives	1	—
Other derivatives:(3)
Changes in fair value	141	(3,778)
Fair value of new contracts entered into during the period(4)	5	604
Contracts realized or otherwise settled during the period	459	406

Ending balance, at September 30 — Net asset (liability)	$(7,899)	$(9,427)

(1)	Refer to “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of September 30, 2012.
(2)	At September 30, 2011, fair value in this table excludes derivative interest receivable or (payable), net of $(1.3) billion, trade/settle receivable or (payable), net of $6 million, and derivative cash collateral posted, net of $10.7 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee. The balance of our REO, net, declined to $4.5 billion at September 30, 2012, from $5.7 billion at December 31, 2011. We believe the volume of our single-family REO acquisitions during the first nine months of 2012 was less than it otherwise would have been due to the lengthening of the foreclosure timeline, particularly in states that require a judicial foreclosure process and, in part, to resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. The lower acquisition rate, coupled with high disposition levels and our loss mitigation efforts, including short sale transactions, led to a lower REO property inventory level at September 30, 2012 compared to December 31, 2011. We expect that the length of the foreclosure timeline will continue to remain above historical levels, and may further increase. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. To the extent a large volume of loans completes the foreclosure process in a short period of time, the resulting increase in the inventory of homes for sale could have a negative impact on home prices. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

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

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets increased to $11.7 billion as of September 30, 2012 from $10.5 billion as of December 31, 2011 primarily due to an increase in servicer receivables resulting from an increase in the proceeds of mortgage loans paid off by borrowers at the end of the quarter that had not yet been remitted to us. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

51	Freddie Mac

Total Debt, Net

Total debt, net on our consolidated balance sheets consists of: (a) debt securities of consolidated trusts held by third parties; and (b) other debt.

•

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

•

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES” for information about our other debt.

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

Table 27 — Freddie Mac Mortgage-Related Securities (1)

	September 30, 2012			December 31, 2011
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,050,806	$—	$1,050,806	$1,123,105	$—	$1,123,105
20-year amortizing fixed-rate	77,000	—	77,000	68,584	—	68,584
15-year amortizing fixed-rate	265,845	—	265,845	252,563	—	252,563
Adjustable-rate (2)	69,209	—	69,209	69,402	—	69,402
Interest-only (3)	45,370	—	45,370	59,007	—	59,007
FHA/VA and other governmental	3,169	—	3,169	3,267	—	3,267

Total single-family	1,511,399	—	1,511,399	1,575,928	—	1,575,928

Multifamily	—	4,251	4,251	—	4,496	4,496

Total single-family and multifamily	1,511,399	4,251	1,515,650	1,575,928	4,496	1,580,424

Other Guarantee Transactions:
Non-HFA bonds: (4)
Single-family	10,990	3,501	14,491	12,877	3,838	16,715
Multifamily	—	31,125	31,125	—	19,682	19,682

Total Non-HFA bonds	10,990	34,626	45,616	12,877	23,520	36,397

HFA Bonds: (5)
Single-family	—	5,467	5,467	—	6,118	6,118
Multifamily	—	900	900	—	966	966

Total HFA bonds	—	6,367	6,367	—	7,084	7,084

Total Other Guarantee Transactions	10,990	40,993	51,983	12,877	30,604	43,481

REMICs and Other Structured Securities backed by Ginnie Mae certificates (6)	—	678	678	—	779	779

Total Freddie Mac Mortgage-Related Securities	$1,522,389	$45,922	$1,568,311	$1,588,805	$35,879	$1,624,684

Less: Repurchased Freddie Mac Mortgage- Related Securities (7)	(118,299)			(136,329)

Total UPB of debt securities of consolidated trusts held by third parties	$1,404,090			$1,452,476

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.
(2)	Includes $1.1 billion and $1.2 billion in UPB of option ARM mortgage loans as of September 30, 2012 and December 31, 2011, respectively. See endnote (5) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $6.6 billion and $7.3 billion in UPB of securities backed by option ARM mortgage loans at September 30, 2012 and December 31, 2011, respectively.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

52	Freddie Mac

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 92% at both September 30, 2012 and December 31, 2011. Freddie Mac single-family mortgage-related securities that we issued during the nine months ended September 30, 2012 were backed by a significant proportion of refinance mortgages. During the nine months ended September 30, 2012, the outstanding UPB of Freddie Mac mortgage-related securities issued by consolidated trusts declined approximately 4.2%, as the volume of our new issuances was less than the volume of liquidations of these securities. The outstanding UPB of multifamily Other Guarantee Transactions, excluding HFA-related securities, increased to $31.1 billion as of September 30, 2012 from $19.7 billion as of December 31, 2011, due to multifamily loan securitization activity.

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,443,223	$1,484,416	$1,452,476	$1,517,001
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	69,276	37,821	197,302	136,129
20-year amortizing fixed-rate	8,728	3,600	23,815	12,990
15-year amortizing fixed-rate	23,947	17,252	77,547	52,766
Adjustable-rate	4,230	8,179	13,815	20,041
Interest-only	—	—	—	152
FHA/VA	—	—	—	160
Debt securities of consolidated trusts retained by us at issuance	(15,991)	(100)	(27,432)	(6,758)

Net issuances of debt securities of consolidated trusts	90,190	66,752	285,047	215,480
Reissuances of debt securities of consolidated trusts previously held by us (2)	3,013	16,765	25,665	53,318

Total issuances to third parties of debt securities of consolidated trusts	93,203	83,517	310,712	268,798
Extinguishments, net (3)	(132,336)	(96,958)	(359,098)	(314,824)

Ending balance of debt securities of consolidated trusts held by third parties	$1,404,090	$1,470,975	$1,404,090	$1,470,975

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of September 30, 2012 and 2011.

During the three months ended September 30, 2012, compared to the first half of 2012, our purchases of Freddie Mac mortgage-related securities increased primarily related to our securitization of mortgage loans that we had purchased for cash, and our retention of the PCs created from such securitizations.

In the third quarter of 2012, we corrected an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interests issued by the trusts, but did not consolidate the trusts in prior periods. In “Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts,” extinguishments, net for the three and nine months ended September 30, 2012 include $4.4 billion related to the consolidation of these REMIC trusts related to the correction of the error. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation ” for more information.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $6.1 billion as of September 30, 2012 from $6.0 billion as of December 31, 2011 primarily due to an increase in: (a) accrued estimated losses on unsettled foreclosure alternative transactions at quarter end primarily related to an increase in short sale activity; and (b) real estate services payable relating to estimated taxes and insurance on REO properties held in inventory at quarter end. See “NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS” for additional information.

53	Freddie Mac

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 29 — Changes in Total Equity (Deficit)

	Three Months Ended					Nine Months Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011	9/30/2012
	(in millions)
Beginning balance	$1,086	$(18)	$(146)	$(5,991)	$(1,478)	$(146)
Net income (loss)	2,928	3,020	577	619	(4,422)	6,525
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	2,599	(238)	1,147	701	(80)	3,508
Changes in unrealized gains (losses) related to cash flow hedge relationships	102	107	111	118	124	320
Changes in defined benefit plans	1	3	(46)	68	2	(42)

Comprehensive income (loss)	5,630	2,892	1,789	1,506	(4,376)	10,311
Capital draw funded by Treasury	—	19	146	5,992	1,479	165
Senior preferred stock dividends declared	(1,809)	(1,809)	(1,807)	(1,655)	(1,618)	(5,425)
Other	—	2	—	2	2	2

Total equity (deficit)/Net worth	$4,907	$1,086	$(18)	$(146)	$(5,991)	$4,907

Aggregate draws under the Purchase Agreement (as of period end) (1)	$71,336	$71,336	$71,317	$71,171	$65,179	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$21,946	$20,137	$18,328	$16,521	$14,866	$21,946
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	31%	28%	26%	23%	23%	31%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. We paid cash dividends to Treasury of $5.4 billion during the nine months ended September 30, 2012.

Net unrealized losses on our available-for-sale securities in AOCI decreased by $3.5 billion during the nine months ended September 30, 2012. The decrease was primarily due to fair value gains related to: (a) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity; (b) the impact of spread tightening on our CMBS; and (c) the impact of declining interest rates. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $320 million during the nine months ended September 30, 2012, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in this Form 10-Q and our 2011 Annual Report for additional information regarding these and other risks.

Credit Risk

We are subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations to us. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment.

Institutional Credit Risk

Our exposure to single-family mortgage seller/servicers remained high during the nine months ended September 30, 2012 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or service for us. We rely on our single-family seller/servicers to perform loan workout

54	Freddie Mac

activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. The financial condition of the mortgage insurance industry remained weak during the first nine months of 2012, and the substantial majority of our mortgage insurance exposure is concentrated with five counterparties, certain of which are under significant financial stress. In addition, our exposure to derivatives counterparties remains highly concentrated as compared to historical levels. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

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

See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2011 Annual Report and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for information about efforts to mitigate our losses on our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information on credit risk associated with our investments in mortgage-related securities, including higher-risk components and impairment charges we recognized in the three and nine months ended September 30, 2012 related to these investments. For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 76% of our single-family purchase volume during the nine months ended September 30, 2012. Wells Fargo Bank, N.A. and U.S. Bank, N.A. accounted for 28% and 12%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the first nine months of 2012.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB and/or make us whole for any credit losses realized with respect to the loan, after consideration of other recoveries, if any. As part of our expansion of HARP, and at the direction of FHFA, we have agreed not to require lenders to provide us with certain representations and

55	Freddie Mac

warranties that they would ordinarily be required to commit to in selling loans to us. As a result, we may face greater exposure to credit and other losses on these HARP loans. For more information on HARP, see “Mortgage Credit Risk —

Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Home Affordable Refinance Program and Relief Refinance Mortgage Initiative.”

On September 11, 2012, FHFA announced that Freddie Mac and Fannie Mae are launching a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. This represents a significant change in the way we do business with our seller/servicers. The objective of the new framework, developed at the direction of FHFA, is to clarify lenders’ repurchase exposure and liability on future deliveries of mortgage loans to Freddie Mac and Fannie Mae, which may encourage increased lending activity by seller/servicers in the future. However, we may face greater exposure to credit and other losses under this new framework since it relieves repurchase obligations in many cases, such as for loans that perform for 36 consecutive months. The new framework does not affect existing seller/servicer obligations under their contracts with us. For additional information, see “LEGISLATIVE AND REGULATORY MATTERS — New Representation and Warranty Framework.”

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. Some of our seller/servicers have failed to fully perform their repurchase obligations in a timely manner, and to a lesser extent, certain others have failed to perform their obligations due to their weakened financial capacity. The table below provides a summary of our repurchase request activity for the nine months ended September  30, 2012 and 2011.

Table 30 — Repurchase Request Activity(1)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Beginning balance	$2,716	$3,807
New requests issued	7,127	7,276
Requests collected(2)	(2,849)	(3,564)
Requests cancelled(3)	(4,025)	(4,743)
Other(4)	(33)	(49)

Ending balance	$2,936	$2,727

(1)	Amounts are based on the UPB of the loans associated with the repurchase requests.
(2)	Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated settlements, and other alternative remedies.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or rescinded through a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

As shown in the table above, the UPB of loans subject to open repurchase requests increased to approximately $2.9 billion as of September 30, 2012 from $2.7 billion as of December 31, 2011 because the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 42% and 39% of the repurchase requests outstanding at September 30, 2012 and December 31, 2011, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of September 30, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.5 billion, and approximately 60% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at September 30, 2012 and December 31, 2011, approximately $1.2 billion at both dates were issued due to mortgage insurance rescission or mortgage insurance claim denial. Our actual credit losses will be higher if the mortgage insurance coverage is not reinstated or we fail to collect on these repurchase requests.

56	Freddie Mac

During 2010 and 2009, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As of September 30, 2012, loans totaling $131.9 billion in UPB, representing 8.0% of our single-family credit guarantee portfolio, were subject to such negotiated agreements. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that it had “suspended certain future repurchase agreements with seller/servicers concerning their repurchase obligations pending the outcome” of a review by Freddie Mac of its loan sampling methodology. Since the issuance of this memorandum, FHFA conducted their review of our evaluation process and provided us with guidelines for future repurchase-related agreements, under which larger agreements will generally need to be reviewed and approved by FHFA. We did not enter into any agreements with seller/servicers concerning release of their repurchase obligations during 2011 or the first nine months of 2012 (in the ordinary course of business, however, we sometimes rescind certain repurchase requests through the contractual appeals process).

During the first half of 2012, we revised our loan sampling methodology, which expanded the coverage of our loan reviews as compared to our prior sampling methodology. We expect that these changes in our loan sampling methodology will increase our repurchase request volumes with our seller/servicers.

We meet with our larger seller/servicers with deficiencies identified during our performing loan sampling to help ensure they make appropriate changes to their underwriting processes. In addition, for all of our largest seller/servicers, we actively manage the current quality of loan originations by providing monthly written and oral communications regarding loan defect rates and the drivers of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action. Our contracts with a number of our larger seller/servicers give us the right to levy certain compensatory fees when mortgage loans delivered to us fail to meet our aggregate loan quality metrics.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. Such differences are reflected in our allowance for loan losses and impact the amount of the provision for credit losses that we record during a given period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at September 30, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans as of September 30, 2012, and together serviced approximately 38% of our single-family mortgage loans. Because we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers to change their processes for compliance with regulations in each jurisdiction. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” in our 2011 Annual Report and “LEGISLATIVE AND REGULATORY MATTERS — Developments Concerning Single-Family Servicing Practices.”

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. We significantly revised our monitoring program for servicer performance during 2011. As discussed above, we have announced changes to our monitoring program in order to provide for the assessment of certain fees to compensate us for deficiencies in servicer performance. These fees are recorded in other income within our consolidated statements of comprehensive income. These fees were not significant to our consolidated financial statements for the third quarter of 2012.

In recent periods, a number of our servicers who specialize in servicing troubled loans have experienced rapid growth in their servicing portfolios, including an increase in troubled loans they service for Freddie Mac. Although the ability of these servicers to service troubled loans may benefit us by reducing our credit losses, the rapid expansion of their servicing

57	Freddie Mac

portfolios could expose us to increased risks in the event that it results in operational strains that adversely affect their servicing performance or weakens their financial strength.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of September 30, 2012. In March 2010, we entered into an agreement with GMAC, under which GMAC made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. We continued to purchase loans from GMAC after January 1, 2009; Ally Bank (a subsidiary of Ally Financial Inc.) is liable for breaches of representations and warranties with respect to these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about the GMAC bankruptcy. For more information on the March 2010 agreement with GMAC, see “MD&A — RISK MANAGEMENT — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” in our 2011 Annual Report.

Multifamily Mortgage Seller/Servicers

A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily mortgage servicers and our multifamily sellers. As of September 30, 2012, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio excluding Other Guarantee Transactions, and together serviced approximately 41% of this portfolio. We acquire a significant portion of our multifamily purchase volume from several large sellers. For the nine months ended September 30, 2012, our top multifamily seller, CBRE Capital Markets, Inc., accounted for 23% of our multifamily purchase and guarantee issuance volume. Our top 10 multifamily sellers represented an aggregate of approximately 81% of our multifamily purchase and guarantee issuance volume for the nine months ended September 30, 2012.

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

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to outstanding and unpaid claims. We believe that many of our mortgage insurers are not sufficiently capitalized to withstand the stress of the current weak economic environment. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. As a result of these and other factors, we reduced our estimates of recovery associated with the expected amount of our claims for several insurers in determining our allowance for loan losses associated with our single-family loans or receivables from these mortgage insurers on our consolidated balance sheets at September 30, 2012 and December 31, 2011.

The table below summarizes our exposure to mortgage insurers as of September 30, 2012. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance, and, as of September 30, 2012, we had primary mortgage insurance coverage on loans that represent approximately 11% of the UPB of our single-family credit guarantee portfolio.

58	Freddie Mac

Table 31 — Mortgage Insurance by Counterparty

			As of September 30, 2012
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Primary Insurance(2)	Pool Insurance(2)	Coverage Outstanding(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B–	Negative	$44.3	$18.1	$11.7
Radian Guaranty Inc.	B–	Negative	36.5	6.0	10.1
United Guaranty Residential Insurance Co.	BBB	Stable	30.4	0.2	7.5
Genworth Mortgage Insurance Corporation	B	Negative	27.2	0.7	6.8
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	19.7	0.7	4.9
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	16.3	1.4	4.1
Triad Guaranty Insurance Corp (Triad)(6)	Not Rated	N/A	7.0	0.3	1.8
CMG Mortgage Insurance Co.	BBB	Negative	2.8	<0.1	0.7
Essent Guaranty, Inc.	Not Rated	N/A	2.9	—	0.7

Total			$187.1	$27.4	$48.3

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of October 24, 2012. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under policies of both primary and pool insurance. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	In January 2012, RMIC began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $1.5 billion and $2.0 billion during the nine months ended September 30, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $0.7 billion and $1.0 billion as of September 30, 2012 and December 31, 2011, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 29% during the nine months ended September 30, 2012, primarily due to prepayments and other liquidation events. We have not purchased pool insurance on single-family loans since March 2008 and have reached the maximum limit of recovery on certain pool insurance policies.

In July 2012, MGIC requested a waiver from us to use a new subsidiary to write new Freddie Mac-eligible insurance business in seven additional states (we had earlier provided MGIC with a waiver to use the subsidiary in certain other states). We have temporarily agreed to this request subject to certain conditions. We have occasionally provided similar waivers to various of our mortgage insurer counterparties in the past, including MGIC, and may continue to do so, as we deem appropriate.

We and MGIC are involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. We believe that our pool insurance policies with MGIC provide us with the right to obtain recoveries for losses up to the aggregate limit indicated in the table above. However, MGIC’s interpretation of these policies would result in claims coverage approximately $0.5 billion lower than the amount of coverage outstanding set forth in the table above. We are in discussions with MGIC regarding a potential settlement of this litigation. Any such settlement is subject to approval by FHFA and our Board of Directors. For more information, see “NOTE 17: LEGAL CONTINGENCIES — Mortgage Guaranty Insurance Corporation.”

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

59	Freddie Mac

In addition to Triad, RMIC, and PMI, we believe that certain other of our mortgage insurance counterparties lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. In the future, we believe our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

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

Table 32 — Bond Insurance by Counterparty

			As of September 30, 2012
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$4.1	45%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1.7	19
MBIA Insurance Corp.	B–	Negative	1.1	13
National Public Finance Guarantee Corp.	BBB	Negative	1.1	12
Assured Guaranty Municipal Corp.	AA–	Stable	0.9	10
Syncora Guarantee Inc. (Syncora)(3)	CC	Developing	0.1	1
Radian Guaranty Inc.	B–	Negative	<0.1	<1

Total			$9.0	100%

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of October 24, 2012. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora are currently operating under regulatory supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from several of our bond insurers, including Ambac and FGIC, due to adverse developments concerning these companies. FGIC is currently not paying any of its claims. Ambac, which has not paid claims since March 2010, recently began paying a portion of its claims in cash. For information about recent developments concerning FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers”. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations concerning our non-agency mortgage-related securities at September 30, 2012 and December 31, 2011. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of September 30, 2012 and December 31, 2011, including amounts related to our consolidated VIEs, there were $62.3 billion and $68.5 billion, respectively, of cash and securities purchased under agreements to resell invested in financial

60	Freddie Mac

instruments with institutional counterparties or deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

Derivative Counterparties

We use exchange-traded derivatives and OTC derivatives and are exposed to institutional credit risk with respect to both types of derivatives. We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and maintenance margin with our clearing firm in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives lessens our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives, on the other hand, expose us to institutional credit risk to individual counterparties because transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it would be an asset reported as derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount in most cases) as necessary to satisfy its net obligation to us under the master agreement.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. On June 21, 2012, Moody’s downgraded the credit ratings of several banks, which resulted in a change in the collateral posting threshold for two counterparties and a reduction of certain activities with others. A large number of our OTC derivative counterparties had credit ratings of A+, A, or A– as of October 24, 2012. We generally require counterparties with such credit ratings to post collateral if our net exposure to them on derivative contracts exceeds $1 million. One OTC derivative counterparty had a credit rating of BBB+ for which we require full collateralization. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase.

The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At September 30, 2012, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2012, which includes both cash collateral held and posted by us, net.

61	Freddie Mac

Table 33 — Derivative Counterparty Credit Exposure

	As of September 30, 2012
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	4	$37,369	$—	$—	5.4	$10 million or less
A+	4	97,012	1,253	11	5.9	$1 million or less
A	5	348,990	403	—	6.2	$1 million or less
A–	4	148,414	38	30	5.9	$1 million or less
BBB+	1	42,643	—	—	6.2	$ —

Subtotal(7)	18	674,428	1,694	41	6.0
Futures and clearinghouse-settled derivatives		42,973	40	40
Commitments		15,953	149	149
Swap guarantee derivatives		3,620	—	—
Other derivatives(8)		16,926	1	1

Total derivatives		$753,900	$1,884	$231

	As of December 31, 2011
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	5	$73,277	$536	$19	5.0	$10 million or less
A+	6	337,013	2,538	1	5.8	$1 million or less
A	5	208,416	12	51	6.2	$1 million or less
A–	2	89,284	—	—	5.5	$1 million or less

Subtotal(7)	18	707,990	3,086	71	5.8
Futures and clearinghouse-settled derivatives		43,831	8	8
Commitments		14,318	38	38
Swap guarantee derivatives		3,621	—	—
Other derivatives(8)		18,489	1	1

Total derivatives		$788,249	$3,133	$118

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At September 30, 2012 and December 31, 2011, $534 million and $0 million, respectively, of non-cash collateral had been posted to us. We regularly review the market values of the securities pledged to us to minimize our exposure to loss. Furthermore, we reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives had defaulted simultaneously on September 30, 2012, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $41 million. Our similar exposure as of December 31, 2011 was $71 million. Two counterparties each accounted for greater than 10% and collectively accounted for 93% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, and other derivatives at September 30, 2012.

62	Freddie Mac

These counterparties were Credit Suisse International and Royal Bank of Scotland, both of which were rated “A–” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of October 24, 2012.

Approximately 98% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at September 30, 2012 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $149 million and $38 million at September 30, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

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

As of September 30, 2012, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

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

63	Freddie Mac

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

As part of our quality control process, we review the underwriting documentation for a sample of loans we have purchased for compliance with our contractual standards. In recent years, we have worked actively with our seller/servicers to improve loan underwriting quality. As a result, we have observed improved quality control results for loans funded during 2011 as compared to 2010. As of September 30, 2012, the average aggregate deficiency rate across all seller/servicers for loans funded during 2011 and 2010 was approximately 5% and 13%, respectively. These rates may change in the future as our seller/servicers may appeal our findings. The most common underwriting deficiencies found in the review of loans funded during 2011 were related to insufficient income and inadequate or missing documentation to support borrower qualification. The next most common deficiency was inaccurate data entered into Loan Prospector, our automated underwriting system. We give our seller/servicers an opportunity to appeal ineligible loan determinations in response to our request for the repurchase of the loan. Starting in late 2011, we began to require certain of our larger seller/servicers to maintain ineligible loan rates below a certain stated threshold (generally 5%), with financial consequences for non-compliance, as part of the renewals of our contracts with them. We expect these changes in seller/servicer contracts to positively impact ineligible loan rates in the future.

For loans with identified underwriting deficiencies, we may require immediate repurchase or allow performing loans to remain in our portfolio subject to our continued right to issue a repurchase request to the seller/servicers at a later date. Our right to request repurchase by seller/servicers is intended to protect us against deficiencies in underwriting by our seller/servicers. While this protection is intended to reduce our mortgage credit risk, it increases our institutional credit risk exposure to seller/servicers. See “Institutional Credit Risk — Single-Family Mortgage Seller/Servicers” for further information on recent changes in our loan reviews for quality control as well as expected repurchase request activity. On September 11, 2012, FHFA announced that Freddie Mac and Fannie Mae are launching a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — New Representation and Warranty Framework.”

Conditions in the mortgage market improved in many geographical areas, but continued to remain challenging during the nine months ended September 30, 2012. Most single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home

64	Freddie Mac

values that began in 2006 and the ongoing weak employment environment. As of September 30, 2012 and December 31, 2011, the serious delinquency rate for loans originated in 2005 through 2008 in our single-family credit guarantee portfolio was 9.38% and 8.75%, respectively, whereas the serious delinquency rate for loans originated after 2008 was 0.37% and 0.30%, respectively. Our serious delinquency rates remained high in the first nine months of 2012 compared to the rates we experienced in years prior to 2009, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans also remained at high levels during the first nine months of 2012.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $150,000 and $151,000 at September 30, 2012 and December 31, 2011, respectively. We purchased or guaranteed approximately 491,000 and 339,000 single-family loans totaling $102.8 billion and $71.3 billion of UPB during the third quarters of 2012 and 2011, respectively, and 1,415,000 and 1,101,000 single-family loans totaling $296.6 billion and $231.7 billion during the first nine months of 2012 and 2011, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Our guarantees related to second-lien mortgage loans in the single-family credit guarantee portfolio are insignificant. Approximately 96% and 95% of the single-family mortgages we purchased in the three and nine months ended September 30, 2012, were fixed-rate amortizing mortgages, based on UPB.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 9% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012. Mortgages originated after 2008, including HARP loans, represented 60% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012, and the composition of that portfolio continues to grow.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during the first nine months of 2012. Approximately 79% and 82% of the single-family mortgages we purchased in the three and nine months ended September 30, 2012, respectively, were refinance mortgages, and approximately 30% and 27%, respectively, of these refinance mortgages were HARP loans, based on UPB.

The tables below provide additional characteristics of single-family mortgage loans purchased during the three and nine months ended September 30, 2012 and 2011, and of our single-family credit guarantee portfolio at September 30, 2012 and December 31, 2011.

65	Freddie Mac

Table 34 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the Three Months Ended September 30,		Purchases During the Nine Months Ended September 30,
	2012	2011	2012	2011
Original LTV Ratio Range(2)(3)
60% and below	28%	27%	30%	30%
Above 60% to 70%	17	15	17	17
Above 70% to 80%	41	47	41	44
Above 80% to 90%	7	6	6	5
Above 90% to 100%	7	5	6	4
Above 100%	<1	<1	<1	<1

Total	100%	100%	100%	100%

Weighted average original LTV ratio	69%	69%	68%	68%

Credit Score(2)(4)
740 and above	77%	73%	77%	73%
700 to 739	16	18	16	18
660 to 699	6	7	6	7
620 to 659	1	2	1	2
Less than 620	<1	<1	<1	<1

Total	100%	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages	739	740	740	742
All other mortgages	762	757	763	757
Total mortgages	755	753	756	753

Loan Purpose
Purchase	21%	33%	18%	25%
Cash-out refinance	13	16	14	18
Other refinance(5)	66	51	68	57

Total	100%	100%	100%	100%

Property Type
Detached/townhome(6)	94%	94%	94%	94%
Condo/Co-op	6	6	6	6

Total	100%	100%	100%	100%

Occupancy Type
Primary residence	90%	91%	91%	91%
Second/vacation home	4	4	4	4
Investment	6	5	5	5

Total	100%	100%	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.
(2)	Excludes mortgage loans acquired under our relief refinance initiative, unless otherwise noted. See “Table 37 — Single-Family Relief Refinance Loans” for further information on the LTV ratios of these loans.
(3)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of borrowers’ creditworthiness at September 30, 2012.
(5)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(6)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the nine months ended September 30, 2012 and 2011, was $472 million and $282 million, respectively.

66	Freddie Mac

Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	September 30, 2012	December 31, 2011
Original LTV Ratio Range(3)
60% and below	22%	23%
Above 60% to 70%	15	16
Above 70% to 80%	40	42
Above 80% to 90%	10	9
Above 90% to 100%	9	8
Above 100%	4	2

Total	100%	100%

Weighted average original LTV ratio	73%	72%
Estimated Current LTV Ratio Range(4)
60 % and below	27%	25%
Above 60% to 70%	14	12
Above 70% to 80%	20	18
Above 80% to 90%	13	15
Above 90% to 100%	9	10
Above 100% to 110%	5	6
Above 110% to 120%	3	4
Above 120%	9	10

Total	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(5)	83%	79%
All other mortgages	75%	80%
Total mortgages	77%	80%
Credit Score(6)
740 and above	56%	55%
700 to 739	21	21
660 to 699	14	14
620 to 659	6	7
Less than 620	3	3

Total	100%	100%

Weighted average credit score:
Relief refinance mortgages(5)	742	744
All other mortgages	736	734
Total mortgages	737	735
Loan Purpose
Purchase	27%	30%
Cash-out refinance	25	27
Other refinance(7)	48	43

Total	100%	100%

Property Type
Detached/townhome(8)	92%	92%
Condo/Co-op	8	8

Total	100%	100%

Occupancy Type
Primary residence	90%	91%
Second/vacation home	5	5
Investment	5	4

Total	100%	100%

(1)	Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion and $2 billion at September 30, 2012 and December 31, 2011, respectively, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(4)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(5)	Relief refinance mortgages of all LTV ratios comprised approximately 16% and 11% of our single-family credit guarantee portfolio by UPB as of September 30, 2012 and December 31, 2011, respectively.
(6)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of borrowers’ creditworthiness at September 30, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at September 30, 2012.
(7)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(8)	Includes manufactured housing and homes within planned unit development communities.

67	Freddie Mac

As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase, particularly for loans with LTV ratios above 80%. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. The proportion of loans we purchased with original LTV ratios over 100% increased from approximately 5% of our single-family mortgage purchases (including HARP loans) in the nine months ended September 30, 2011 to 13% of our single-family mortgage purchases in the nine months ended September 30, 2012 due to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers with higher LTV ratios to refinance. Significant gains in home prices in most areas of the U.S. during the first nine months of 2012 led to improved current LTV ratios of the loans in our portfolio as of September 30, 2012. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 17% and 20% at September 30, 2012 and December 31, 2011, respectively, and the serious delinquency rate for these loans was 12.9% and 12.8%, respectively. We estimate that as of September 30, 2012 and December 31, 2011, approximately 45% and 49%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. In recent years, loans with current LTV ratios greater than 100% have contributed disproportionately to our credit losses.

A second-lien mortgage reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both September 30, 2012 and December 31, 2011, approximately 15% of the loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. However, borrowers are free to obtain second-lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $11.8 billion and $11.1 billion at September 30, 2012 and December 31, 2011, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of single-family mortgage loans.

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

For purposes of presentation within this Form 10-Q and elsewhere in our reporting, we have categorized loans that have been modified under HAMP as fixed-rate loans, notwithstanding the rate adjustment provision of HAMP. Our HAMP loan modifications typically result in an initial below-market interest rate that after five years gradually adjusts to a new rate that is fixed for the remaining life of the loan. While HAMP loans have a rate adjustment provision, the future rates of the loans are determined at the time of modification rather than at a subsequent date.

68	Freddie Mac

The following paragraphs provide information on the interest-only, option ARM, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 3% and 4% of the UPB of our single-family credit guarantee portfolio at September 30, 2012 and December 31, 2011, respectively. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent periods as many borrowers have refinanced or received loan modifications whereby they are required to begin payment of principal.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both September 30, 2012 and December 31, 2011, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $6.6 billion and $7.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at September 30, 2012 and December 31, 2011, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $21.9 billion and $20.1 billion of conforming jumbo loans during the nine months ended September 30, 2012 and 2011, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of September 30, 2012 and December 31, 2011 was $52.8 billion and $49.8 billion, respectively, or 3% of the UPB of our single-family credit guarantee portfolio at both dates. The average size of these loans was approximately $534,000 and $545,000 at September 30, 2012 and December 31, 2011, respectively. For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments” in our 2011 Annual Report for further information on the conforming loan limits.

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

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.1 billion and $2.3 billion of security collateral underlying our Other Guarantee Transactions at September 30, 2012 and December 31, 2011, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

69	Freddie Mac

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At September 30, 2012 and December 31, 2011, we held $45.5 billion and $49.0 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements, and 6% and 7% of these securities were investment grade at September 30, 2012 and December 31, 2011, respectively. The credit performance of loans underlying these securities has deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $78.7 billion as of September 30, 2012 from $94.3 billion as of December 31, 2011. The UPB of our Alt-A loans declined in the first nine months of 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. As of September 30, 2012, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 715. Although Alt-A mortgage loans comprised approximately 5% of our single-family credit guarantee portfolio as of September 30, 2012, these loans represented approximately 23% and 24% of our credit losses during the three and nine months ended September 30, 2012, respectively.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2012, we purchased approximately $20.3 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $5.0 billion during the nine months ended September 30, 2012.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At September 30, 2012 and December 31, 2011, we held investments of $15.3 billion and $16.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans and 14% and 15%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities has deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

70	Freddie Mac

Table 36 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of September 30, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$351.2	102%	7.5%	8.0%
Categories (individual characteristics):
Alt-A	78.7	102	10.9	11.6
Interest-only(5)	55.5	114	0.2	16.9
Option ARM(6)	7.6	110	7.5	17.3
Original LTV ratio greater than 90%, non-HARP mortgages(7)	99.4	102	9.1	8.0
Original LTV ratio greater than 90%, HARP mortgages(7)	105.8	108	0.2	1.1
Lower FICO scores at origination (less than 620)(7)	52.0	91	14.7	12.4

	As of December 31, 2011
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$342.9	105%	7.2%	9.3%
Categories (individual characteristics):
Alt-A	94.3	107	8.8	11.9
Interest-only(5)	72.0	120	0.2	17.6
Option ARM(6)	8.4	119	5.5	20.5
Original LTV ratio greater than 90%, non-HARP mortgages(7)	107.9	108	8.1	8.5
Original LTV ratio greater than 90%, HARP mortgages(7)	59.3	104	0.1	1.3
Lower FICO scores at origination (less than 620)(7)	55.6	93	13.4	12.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	See endnote (4) to “Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio at period end that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	When an interest-only loan is modified to require repayment of principal, we reclassify the loan to its new amortizing-product category. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(7)	See endnotes (3) and (4) to “Table 34 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our presentation of FICO scores, respectively.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. Except for HARP loans with LTV ratios greater than 90%, we have purchased a limited amount of loans in the higher-risk categories presented above since the beginning of 2009, and have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans originated in 2005 to 2008 within our single-family credit guarantee portfolio, which have a higher composition of loans with higher-risk characteristics, continues to decline primarily due to repayments and other liquidations, including completed foreclosure alternatives and foreclosure transfers. We currently expect that, over time, the replacement (other than through relief refinance activity) of the 2005 to 2008 vintages should positively impact the serious delinquency rates and credit-related expenses of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring remains slow, primarily due to low demands for new purchase mortgage originations and a lengthy foreclosure process in many states. For the first nine months of 2012, loans originated in 2005 through 2008 in our single-family credit guarantee portfolio comprised approximately 88% of our credit losses.

Loans within one or more of the higher-risk categories presented in the table above comprised approximately 21% and 20% of our single-family credit guarantee portfolio as of September 30, 2012 and December 31, 2011, respectively. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics increased to $351.2 billion as of September 30, 2012 from $342.9 billion as of December 31, 2011. This increase was due to increased purchases of loans with original LTV ratios greater than 90% due to significant HARP activity in the first nine months of 2012. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 8.0% as of September 30, 2012 from 9.3% as of December 31, 2011.

71	Freddie Mac

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

At September 30, 2012 and December 31, 2011, our credit-enhanced mortgages represented 13% and 14%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.

We recognized recoveries from credit enhancements (excluding reimbursements for our expenses) of $1.0 billion and $1.3 billion that reduced our charge-offs of single-family loans during the nine months ended September 30, 2012 and 2011, respectively. These recoveries were almost entirely associated with our primary and pool mortgage insurance policies. We recognized additional recoveries associated with credit enhancements that reduced our single-family REO operations expenses by $88 million and $263 million for the nine months ended September 30, 2012 and 2011, respectively. The declines in our recoveries in the 2012 periods compared to the 2011 periods were primarily due to the effect of the weakened financial condition of several of our mortgage insurance counterparties, some of which have instituted plans of deferred payment obligation on our claims. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

During the first nine months of 2012 and 2011, the percentage of our single-family loan purchases with credit enhancement coverage was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Since 2009, we have been purchasing significant amounts of HARP loans. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property.

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

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (e.g., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Our single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2011 Annual Report for a general description of our loan workouts. During the first nine months of 2012, we began to permit the transfer of servicing for certain groups of loans that were deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future to increase loan workout activities on problem loans.

72	Freddie Mac

Loan workouts are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the additional credit losses that likely would be incurred in a REO sale. While we incur costs in the short term to execute our loan workout initiatives, we believe that, overall, these initiatives could reduce our ultimate credit losses over the long term. During the nine months ended September 30, 2012, we helped approximately 126,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 81,000 foreclosures. HAMP and our new non-HAMP standard loan modification are important components of our loan workout program and have many similar features, including the initial incentive fees paid to servicers upon completion of a modification.

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

Home Affordable Modification Program

HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months. After the final trial-period payment is received by our servicer and the borrower has provided necessary documentation, the borrower and servicer will enter into the modification. We bear the costs of these activities, including the cost of any monthly payment reductions. HAMP is available for loans originated on or before January 1, 2009.

As of September 30, 2012, approximately 10,000 loans were in HAMP trial periods. Based on information provided by the MHA Program administrator, our servicers had completed approximately 210,000 loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2012, compared to approximately 181,000 cumulative HAMP completions as of December 31, 2011.

As of September 30, 2012, the borrower’s monthly payment was reduced on average by an estimated $537, which amounts to an average of $6,444 per year, and a total of $1.35 billion in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

Approximately 25% of our loans in the HAMP trial period as of September 30, 2012 have been in the trial period for more than the minimum duration of three months. Based on information provided by the MHA Program administrator, the average length of the trial period for loans in the program as of September 30, 2012 was five months. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other loan workout activities. For information about the percentage of completed loan modifications that remained current, see “Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

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

73	Freddie Mac

On July 31, 2012, FHFA announced that, after analysis of the new HAMP incentives available to the GSEs for the use of principal reduction, FHFA concluded that the anticipated benefits do not outweigh the costs and risks, and that it would not direct us to implement the new principal reduction alternative under HAMP.

The costs we incur related to HAMP have been, and will likely continue to be, significant. We incurred $43 million and $142 million of servicer incentive expenses during the three and nine months ended September 30, 2012, respectively, as compared to $46 million and $146 million of such expenses during the three and nine months ended September 30, 2011 respectively. We also incur borrower incentives which are included within our provision for credit losses on our consolidated statements of operations. We have the potential to incur additional servicer incentives as well as borrower incentive expenses as long as the borrower remains current on a loan modified under HAMP. See “MD&A — RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” in our 2011 Annual Report for additional information about the costs associated with HAMP.

Non-HAMP Standard Modifications

As part of the servicing alignment initiative, we implemented a new non-HAMP standard loan modification initiative. Our servicers began offering standard modification trial period plans with effective dates on or after October 1, 2011. This standard modification fully replaced our previous non-HAMP modification initiative beginning January 1, 2012. The standard modification requires a three-month trial period (our previous non-HAMP modification program did not require a trial period). As of September 30, 2012, approximately 18,000 borrowers having loans with aggregate UPB of $3.5 billion had completed this type of modification, and approximately 15,000 borrowers were in the modification trial period. Our completed modification volume during the first nine months of 2012, was below what otherwise would be expected, as servicers completed the transition to the new standard modification initiative and borrowers completed the trial period. However, we expect to complete a significant number of these non-HAMP standard loan modifications in the future and the costs we incur related to these modifications will likely be significant. While we incur costs in the short-term to execute our non-HAMP standard modifications, we believe that, overall, our non-HAMP standard modifications could reduce our ultimate credit losses over the long-term.

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

A number of FHFA-directed changes to HARP were announced in late 2011, and we began purchasing HARP loans under the expanded program in January 2012. These revisions to HARP will help to reduce our exposure to credit risk to the extent that HARP refinancing strengthens the borrowers’ potential to repay their mortgages and, in some cases, reduces the payments under their mortgages. These revisions to HARP could also reduce our credit losses to the extent that the revised program contributes to bringing stability to the housing market. However, we may face greater exposure to credit and other losses on these HARP loans because we are not requiring lenders to provide us with certain representations and warranties on the refinanced HARP loans.

In July 2012, we announced changes to broaden the number of loans eligible for reduced representations and warranties by the seller on relief refinance mortgages with LTV ratios of 80% or less beginning January 1, 2013. In September 2012, we announced further changes to our relief refinance process that are intended to reduce the seller/servicers’ operational complexities associated with originating these loans. We also announced that we would permit earlier implementation of these changes. Some of the loans subject to expanded eligibility were eligible for sale in September 2012, while other changes to expanded eligibility will be effective for mortgages with applications received after November 18, 2012. These changes are intended to allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. As of September 30, 2012, there were approximately $52 billion in UPB of HARP loans in our single-family credit guarantee portfolio with reduced representations and warranties.

74	Freddie Mac

The volume of our purchases of HARP loans more than doubled during the first nine months of 2012, compared to the first nine months of 2011. However, the volume of our HARP and other relief refinance loan purchases has been impacted by the ability of individual lenders, mortgage insurers, and other market participants to modify their processes to accommodate the recent changes in program requirements. There can be no assurance that the benefits from the revised program will exceed our costs.

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

Due to the impact of HARP and other refinance initiatives of Freddie Mac and Fannie Mae, we could experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments.

The table below presents the composition of our purchases of relief refinance single-family loans during the nine months ended September 30, 2012 and 2011, and ending balances of such loans in our portfolio as of September 30, 2012 and December 31, 2011.

Table 37 — Single-Family Relief Refinance Loans(1)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Amount	Number of Loans	Percent(2)	Amount	Number of Loans	Percent(2)
	(dollars in millions)
Relief refinance mortgages:
80% and below LTV ratio	$25,356	173,550	10.4%	$30,024	188,402	17.1%
Above 80% to 100% LTV ratio	27,494	140,856	11.2	20,500	96,959	11.7
Above 100% to 125% LTV ratio	22,356	108,162	9.1	10,728	47,598	6.1
Above 125% LTV ratio	15,253	73,000	6.2	—	—	—

Total relief refinance mortgages	$90,459	495,568	36.9%	$61,252	332,959	34.9%

Total refinance loan volume(3)	$244,815	1,173,371	100%	$175,182	843,001	100%

	As of September 30, 2012			As of December 31, 2011
	Amount	Number of Loans	Serious Delinquency Rate	Amount	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Relief refinance mortgages:
80% and below LTV ratio	$110,544	727,467	0.30%	$100,861	621,720	0.23%
Above 80% to 100% LTV ratio	94,380	461,932	1.00	74,132	345,865	0.92
Above 100% to 125% LTV ratio	46,339	217,656	1.25	25,538	113,760	1.46
Above 125% LTV ratio	15,179	72,946	0.10	—	—	—

Total relief refinance mortgages	$266,442	1,480,001	0.65%	$200,531	1,081,345	0.58%

(1)	Consists of all single-family refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions. Prior period amounts have been revised to conform to current period presentation.
(2)	Based on UPB.
(3)	Consists of relief refinance mortgages and other refinance mortgages.

Relief refinance mortgages comprised approximately 37% and 35% of our total refinance volume in the nine months ended September 30, 2012 and 2011, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) represented approximately 22% and 13% of our total single-family credit guarantee portfolio purchases during the nine months ended September 30, 2012 and 2011, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 16% and 11% of the UPB in our total single-family credit guarantee portfolio at September 30, 2012 and December 31, 2011, respectively.

75	Freddie Mac

Loan Workout Volumes and Modification Performance

The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the three and nine months ended September 30, 2012 and 2011.

Table 38 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	17	$3	1,140	$206	501	$91	3,463	$615
with term extension	1,316	34	3,765	711	2,957	273	13,573	2,507
with reduction of contractual interest rate and, in certain cases, term extension	10,590	1,481	14,456	3,166	28,529	4,830	57,205	12,737
with rate reduction, term extension and principal forbearance	8,941	2,988	4,558	1,214	17,696	5,611	15,885	4,239

Total loan modifications(3)	20,864	4,506	23,919	5,297	49,683	10,805	90,126	20,098
Repayment plans(4)	7,099	1,006	8,333	1,194	26,386	3,754	25,413	3,637
Forbearance agreements(5)	2,190	405	4,262	859	10,584	2,107	15,649	3,088

Total home retention actions	30,153	5,917	36,514	7,350	86,653	16,666	131,188	26,823

Foreclosure alternatives:
Short sale	14,055	3,140	11,580	2,662	38,388	8,610	33,095	7,665
Deed in lieu of foreclosure transactions	328	59	164	28	771	134	393	68

Total foreclosure alternatives	14,383	3,199	11,744	2,690	39,159	8,744	33,488	7,733

Total single-family loan workouts	44,536	$9,116	48,258	$10,040	125,812	$25,410	164,676	$34,556

Seriously delinquent loan additions	76,104		93,850		232,823		279,309

Single-family foreclosures(6)	26,039		30,786		81,043		92,012

Seriously delinquent loans, at period end	369,595		413,859		369,595		413,859

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 16,713 and 20,733 borrowers as of September 30, 2012 and 2011, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced declines in loan modifications in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Our completed modification volume during the first six months of 2012 was below what otherwise would be expected, as servicers completed the transition to the non-HAMP standard modification initiative and borrowers completed the trial period. To a lesser extent, the decline in loan modifications is also due to improved payment performance of loans originated in recent years, which has resulted in a reduction in the volume of loans transitioning to serious delinquency and a reduction in our inventory of problem loans. The volume of our non-HAMP standard modifications, however, increased in the third quarter of 2012 compared to the second quarter of 2012.

Foreclosure alternative volume increased 16.9% during the first nine months of 2012, compared to the first nine months of 2011, and we expect the volume of foreclosure alternatives to remain high in the remainder of 2012 primarily because we offer incentives to servicers to complete short sales instead of foreclosures. A short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through foreclosures and subsequent property sales from our REO inventory. In large part, the benefit of a short sale arises from the avoidance or reduction of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property, legal fees, commissions, and other selling expenses of traditional real estate

76	Freddie Mac

transactions. We also benefit from deed in lieu of foreclosure transactions, as these transactions expedite the process by which we acquire properties from defaulted borrowers and allow us to avoid costs we would otherwise incur to acquire such properties pursuant to foreclosures.

As discussed in “Servicing Alignment Initiative” below, in August 2012, we announced changes to our servicing guidelines provided to our seller/servicers that are designed to help more distressed borrowers avoid foreclosure through short sales and deed in lieu of foreclosure transactions. These new guidelines became effective November 1, 2012, and represent a significant change from our previous process. Our new standard short sale process changes many of the operational procedures required to complete a transaction, including: (a) expanding the eligibility for borrowers to qualify for these transactions; (b) delegating the authority to complete these transactions to our seller/servicers in most cases; and (c) providing for a standardized and simplified method for seller/servicers to value the property and evaluate the transaction on a more timely basis. We believe that these changes will lead to increases in short sales and to a lesser extent, deed in lieu of foreclosure transactions, in the future.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $73 billion as of September 30, 2012 from $69 billion as of December 31, 2011. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.3% and 2.9% of our single-family credit guarantee portfolio as of September 30, 2012 and December 31, 2011, respectively. For the nine months ended September 30, 2012, approximately 55% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 118% at September 30, 2012. The serious delinquency rate on these loans was 16.9% as of September 30, 2012.

77	Freddie Mac

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010
Time since modification-
3 to 5 months	89%	89%	89%	86%	87%	86%	85%	82%
6 to 8 months		84	85	84	82	83	82	81
9 to 11 months			81	81	82	79	78	78
12 to 14 months				78	79	80	76	76
15 to 17 months					75	77	76	73
18 to 20 months						74	74	74
21 to 23 months							71	72
24 to 26 months								70

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010
Time since modification-
3 to 5 months	84%	72%	78%	73%	76%	78%	80%	77%
6 to 8 months		64	69	70	67	69	71	74
9 to 11 months			62	64	67	63	66	68
12 to 14 months				59	62	64	61	64
15 to 17 months					57	60	63	61
18 to 20 months						57	60	62
21 to 23 months							56	60
24 to 26 months								57

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010	3Q 2010
Time since modification-
3 to 5 months	87%	85%	86%	81%	83%	83%	82%	80%
6 to 8 months		80	80	79	77	77	76	78
9 to 11 months			75	75	76	73	72	74
12 to 14 months				71	73	73	68	71
15 to 17 months					69	70	69	68
18 to 20 months						67	67	69
21 to 23 months							64	67
24 to 26 months								64

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in the foreclosure process and loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

The redefault rate is the percentage of our modified loans that have become seriously delinquent (i.e., three months or more delinquent or in foreclosure), transitioned to REO, or completed a loss-producing foreclosure alternative. As of September 30, 2012, the redefault rate for all of our single-family loan modifications (including those under HAMP) completed during the first half of 2012, and full years of 2011, 2010 and 2009 was 5%, 17%, 25%, and 53%, respectively. Many of the borrowers that received modifications in 2009 were negatively affected by worsening economic conditions after their modification, including high unemployment rates during the last several years. As of September 30, 2012, the redefault rate for loans modified under HAMP during the first half of 2012, and full years of 2011, 2010, and 2009 was approximately 4%, 13%, 21%, and 23%, respectively. We believe the redefault rate for loans modified in the last three years, including those modified under HAMP, is likely to increase, particularly if the housing and economic environment remains challenging.

Approximately $44 billion in UPB of our completed HAMP loan modifications at September 30, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. As a result, many borrowers that received HAMP modifications in recent years may redefault due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the modified loan.

78	Freddie Mac

Servicing Alignment Initiative

During 2011, we completed the initial implementation of the FHFA-directed servicing alignment initiative, under which we and Fannie Mae are aligning certain standards for servicing non-performing loans owned or guaranteed by the companies. We believe that the servicing alignment initiative will ultimately: (a) change, among other things, the way servicers communicate and work with troubled borrowers; (b) bring greater consistency and accountability to the servicing industry; and (c) help more distressed homeowners avoid foreclosure. We have provided standards to our servicers under this initiative that require they initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers and for processing foreclosures. These standards are expected to result in greater alignment of servicer processes for both HAMP and most non-HAMP workouts.

Under these new servicing standards, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We also assess compensatory fees from servicers if they do not achieve a minimum performance benchmark with respect to servicing delinquent loans. Incentive fees paid to servicers and compensatory fees received from servicers are recorded in other expenses and other income, respectively, within our consolidated statements of comprehensive income. These incentives may result in our payment of increased fees to our seller/servicers, the cost of which may be at least partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required. These fees were not significant to our consolidated financial statements for the third quarter of 2012.

As part of the servicing alignment initiative, we announced a new standard short sale process, aligned with Fannie Mae, in August of 2012 designed to help more struggling borrowers use short sales to avoid foreclosure. This new process became effective November 1, 2012, and represents a significant change from our previous process.

Credit Performance

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent as long as the borrower is less than three monthly payments past due under the modified terms. Single-family loans for which the borrower is subject to a forbearance agreement or a repayment plan will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

Our single-family delinquency rates include all single-family loans that we own, that back Freddie Mac securities, and that are covered by our other guarantee commitments, except Freddie Mac financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds due to the credit enhancements provided on them by the U.S. government.

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

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, process requirements of HAMP and the servicing alignment initiative, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. As a result, we believe our single-family serious delinquency rates were higher in the first nine months of 2012 than they otherwise would have been.

Many of the seriously delinquent loans that remained in our single-family credit guarantee portfolio at September 30, 2012 have been delinquent for a considerable period of time, particularly in states with a judicial foreclosure process. These loans are more challenging to resolve as many of these borrowers are not eligible for modifications and are in geographic

79	Freddie Mac

areas where the foreclosure process is subject to judicial review or has lengthened. As of September 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 70%, respectively. As of September 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans located in states with a judicial foreclosure process that have been delinquent for more than one year was 61% and 57%, respectively, and the percentage of such loans delinquent for more than two years was 35% and 27%, respectively. As of September 30, 2012 and December 31, 2011, the percentage of seriously delinquent loans located in states with a non-judicial foreclosure process that have been delinquent for more than one year was 36% and 35%, respectively, and the percentage of such loans delinquent for more than two years was 14% and 11%, respectively.

The table below presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 40 — Single-Family Serious Delinquency Rates

	As of
	September 30, 2012		December 31, 2011
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate
Single-family:
Non-credit-enhanced	87%	2.71%	86%	2.84%
Credit-enhanced(1)	13	7.62	14	8.03

Total single-family credit guarantee portfolio(2)	100%	3.37	100%	3.58

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of September 30, 2012 and December 31, 2011, approximately 70% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined to 3.37% as of September 30, 2012, from 3.58% as of December 31, 2011. Our serious delinquency rate remains high compared to the rates in years prior to 2009 due to continued weakness in home prices, persistently high unemployment, extended foreclosure timelines, and continued challenges faced by servicers in processing large volumes of problem loans. In addition, our serious delinquency rate was higher than it otherwise would have been, due to the decline in the size of our single-family credit guarantee portfolio during the first nine months of 2012, because this rate is calculated on a smaller number of loans at the end of the period.

Serious delinquency rates for interest-only and option ARM products, which together represented approximately 3% of our total single-family credit guarantee portfolio at September 30, 2012, were 16.9% and 17.3%, respectively, as compared with 17.6% and 20.5% at December 31, 2011, respectively. Serious delinquency rates of single-family 30-year, fixed rate amortizing loans, a more traditional mortgage product, were approximately 3.8% and 3.9% at September 30, 2012 and December 31, 2011, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. In certain states, our single-family serious delinquency rates have remained persistently high. As of September 30, 2012, single-family loans in Arizona, California, Florida, and Nevada comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 5.4%. As of September 30, 2012, seriously delinquent loans in the states of Florida, California, New York, New Jersey, and Illinois collectively comprised approximately 47% of the seriously delinquent loans in our single-family credit guarantee portfolio. During the first nine months of 2012, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years. In addition, those borrowers are more susceptible to the declines in home prices and weak economic conditions since 2006 than those homeowners that have built up equity in their homes over a longer period of time.

80	Freddie Mac

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada	$32	$388	$420	85%	5.2%	5.4%
All other states	47	1,186	1,233	74	2.8	2.8
Year of origination:
2012	—	245	245	77	—	<0.1
2011	—	247	247	68	—	0.2
2010	—	262	262	69	<0.1	0.5
2009	<1	232	232	70	0.2	0.8
2008	6	82	88	89	6.4	6.5
2007	24	107	131	109	13.4	12.2
2006	21	76	97	107	12.1	11.3
2005	15	96	111	91	6.7	7.0
2004 and prior	13	227	240	58	3.1	3.1

	As of September 30, 2011
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada	$40	$413	$453	93%	4.3%	6.2%
All other states	59	1,272	1,331	75	2.4	2.8
Year of origination:
2011	—	171	171	70	—	<0.1
2010	—	347	347	70	<0.1	0.2
2009	<1	348	348	72	0.1	0.4
2008	8	123	131	91	3.9	5.2
2007	30	146	176	112	9.3	11.2
2006	27	104	131	111	8.5	10.5
2005	18	133	151	95	4.6	6.2
2004 and prior	16	313	329	60	2.3	2.6

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada	$1,456	$3,601	$5,057	$2,077	$3,869	$5,946
All other states	717	3,455	4,172	787	3,039	3,826
Year of origination:
2012	—	1	1	N/A	N/A	N/A
2011	—	29	29	—	<1	<1
2010	—	115	115	—	37	37
2009	<1	170	170	<1	126	126
2008	79	757	836	74	678	752
2007	813	2,505	3,318	1,139	2,395	3,534
2006	776	1,607	2,383	1,018	1,735	2,753
2005	425	1,140	1,565	551	1,177	1,728
2004 and prior	80	732	812	82	760	842

(1)	See endnote (4) to “Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

81	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of September 30, 2012 and December  31, 2011.

Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	September 30, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.1%	0.7%	13.5%	0.9%	23.0%	2.6%	18.2%	13.6%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	11.8	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.1	<0.1	17.0	<0.1	25.6	0.1	11.0	14.3
Interest-only(5)	<0.1	14.1	<0.1	21.2	0.1	34.6	0.1	0.5	28.7
Other(6)	<0.1	4.1	<0.1	6.6	0.1	13.3	0.1	4.7	5.7

Total FICO scores < 620	1.3	7.1	0.7	13.4	1.1	23.3	3.1	14.7	12.4

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.1	5.4	1.4	9.5	1.8	18.8	5.3	13.1	9.9
15- year amortizing fixed-rate	0.6	2.4	<0.1	5.5	<0.1	10.3	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.2	0.1	11.4	0.1	23.4	0.3	2.5	11.3
Interest-only(5)	<0.1	10.8	0.1	17.7	0.2	30.4	0.3	0.5	25.2
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	5.5	<0.1	1.8	4.3

Total FICO scores of 620 to 659	2.8	4.6	1.6	9.6	2.1	19.5	6.5	10.2	9.1

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	38.6	1.1	17.6	2.8	10.6	9.6	66.8	3.2	2.7
15- year amortizing fixed-rate	14.4	0.4	1.0	1.0	0.3	2.8	15.7	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.7	0.6	15.0	4.3	0.6	3.7
Interest-only(5)	0.4	4.0	0.7	9.7	1.8	20.8	2.9	0.2	15.5
Other(6)	<0.1	1.7	<0.1	1.5	0.1	2.3	0.1	0.6	1.9

Total FICO scores >= 660	56.4	0.9	20.0	3.0	13.4	10.9	89.8	2.2	2.4

Total FICO scores not available	0.4	5.2	0.1	11.8	0.1	23.4	0.6	6.2	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	41.9	1.6	19.7	3.9	13.4	11.9	75.0	4.7	3.8
15- year amortizing fixed-rate	15.2	0.6	1.0	1.3	0.3	3.5	16.5	0.1	0.7
ARMs/adjustable rate(4)	3.2	1.7	0.8	5.9	0.7	16.7	4.7	1.1	4.6
Interest-only(5)	0.5	4.7	0.8	10.8	2.1	22.2	3.4	0.2	16.9
Other(6)	0.1	9.4	0.1	7.0	0.2	9.8	0.4	7.5	8.8

Total single-family credit guarantee portfolio(7)	60.9%	1.3%	22.4%	4.0%	16.7%	12.9%	100.0%	3.3%	3.4%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.1%	10.7%	0.3%	18.3%	0.6%	14.4%	10.7%
Northeast	0.5	10.0	0.2	19.8	0.2	30.0	0.9	16.0	15.8
Southeast	0.2	7.9	0.2	13.7	0.3	28.4	0.7	15.4	14.9
Southwest	0.2	5.1	0.1	10.8	<0.1	18.2	0.3	10.2	7.4
West	0.2	4.7	0.1	9.9	0.3	18.2	0.6	17.5	10.7

Total FICO scores < 620	1.3	7.1	0.7	13.4	1.1	23.3	3.1	14.7	12.4

FICO scores of 620 to 659:
North Central	0.4	3.9	0.4	8.0	0.4	14.6	1.2	9.8	7.7
Northeast	0.9	6.4	0.4	14.1	0.4	25.5	1.7	10.5	11.2
Southeast	0.5	5.3	0.3	10.0	0.6	24.2	1.4	10.5	11.6
Southwest	0.5	3.2	0.2	7.5	0.1	13.9	0.8	6.6	4.8
West	0.5	3.3	0.3	7.8	0.6	16.4	1.4	13.6	8.8

Total FICO scores of 620 to 659	2.8	4.6	1.6	9.6	2.1	19.5	6.5	10.2	9.1

FICO scores >=660:
North Central	9.3	0.7	4.3	2.3	2.5	7.2	16.1	1.8	1.8
Northeast	15.7	1.1	5.2	4.5	1.9	13.9	22.8	1.9	2.5
Southeast	8.1	1.2	3.6	3.2	3.2	14.6	14.9	2.4	3.9
Southwest	7.9	0.6	2.2	2.1	0.3	5.9	10.4	1.0	1.0
West	15.4	0.5	4.7	2.4	5.5	9.7	25.6	3.3	2.5

Total FICO scores >= 660	56.4	0.9	20.0	3.0	13.4	10.9	89.8	2.2	2.4

Total FICO scores not available	0.4	5.2	0.1	11.8	0.1	23.4	0.6	6.2	8.9

All FICO scores:
North Central	10.1	1.0	4.8	3.2	3.1	9.2	18.0	2.9	2.6
Northeast	17.0	1.8	5.8	6.0	2.6	17.2	25.4	3.1	3.7
Southeast	8.9	1.9	4.1	4.4	4.1	17.0	17.1	3.8	5.2
Southwest	8.7	1.1	2.6	3.2	0.4	9.1	11.7	2.0	1.7
West	16.2	0.8	5.1	2.9	6.5	10.8	27.8	4.2	3.1

Total single-family credit guarantee portfolio(7)	60.9%	1.3%	22.4%	4.0%	16.7%	12.9%	100.0%	3.3%	3.4%

82	Freddie Mac

	As of December 31, 2011
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	8.1%	0.8%	13.4%	1.0%	23.7%	2.7%	16.6%	14.2%
15- year amortizing fixed-rate	0.2	4.2	<0.1	10.1	<0.1	17.6	0.2	1.2	4.7
ARMs/adjustable rate(4)	0.1	10.8	<0.1	17.2	<0.1	25.4	0.1	9.8	15.4
Interest only(5)	<0.1	16.0	<0.1	22.4	0.1	34.9	0.1	0.4	30.3
Other(6)	<0.1	3.6	<0.1	7.4	0.1	14.1	0.1	4.2	5.6

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.5	8.9	2.0	18.4	5.5	11.5	10.1
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.1	<0.1	15.1	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.7	0.1	23.6	0.3	2.0	12.6
Interest only(5)	<0.1	10.4	0.1	18.6	0.3	31.7	0.4	0.3	27.2
Other(6)	<0.1	2.8	<0.1	4.8	<0.1	5.5	<0.1	1.4	4.5

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	34.6	1.0	20.3	2.4	12.4	9.2	67.3	2.7	2.8
15- year amortizing fixed-rate	13.1	0.4	1.0	1.1	0.2	6.0	14.3	0.1	0.5
ARMs/adjustable rate(4)	2.5	1.1	0.8	4.3	0.8	14.8	4.1	0.5	4.5
Interest only(5)	0.4	3.7	0.7	9.2	2.5	20.7	3.6	0.2	16.2
Other(6)	<0.1	2.0	<0.1	2.0	0.1	2.0	0.1	0.5	2.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.7	1.6	22.5	3.4	15.6	11.5	75.8	4.1	3.9
15- year amortizing fixed-rate	13.8	0.6	1.1	1.5	0.2	7.3	15.1	0.1	0.7
ARMs/adjustable rate(4)	2.7	1.8	1.0	5.5	0.9	16.4	4.6	1.0	5.5
Interest only(5)	0.5	4.4	0.8	10.5	2.8	22.2	4.1	0.2	17.6
Other(6)	0.1	8.9	0.1	8.4	0.2	8.4	0.4	6.8	8.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

By Region(8)
FICO scores < 620:
North Central	0.2%	6.3%	0.2%	11.7%	0.2%	20.1%	0.6%	13.4%	12.0%
Northeast	0.4	9.3	0.2	19.0	0.3	28.9	0.9	14.3	14.9
Southeast	0.2	7.9	0.2	13.9	0.3	29.5	0.7	13.9	15.9
Southwest	0.2	5.1	0.1	11.0	0.1	19.5	0.4	9.4	8.0
West	0.2	4.6	0.1	9.1	0.3	19.5	0.6	16.2	11.8

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
North Central	0.5	4.0	0.3	8.2	0.5	15.1	1.3	8.7	8.4
Northeast	0.8	5.8	0.5	12.9	0.4	23.3	1.7	9.1	10.3
Southeast	0.5	5.2	0.3	9.5	0.6	24.1	1.4	9.1	12.2
Southwest	0.5	3.1	0.3	7.0	0.1	13.6	0.9	5.9	5.1
West	0.4	3.1	0.3	6.8	0.8	17.6	1.5	12.0	10.0

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of >=660:
North Central	8.5	0.7	4.7	2.3	2.8	7.4	16.0	1.6	2.0
Northeast	14.9	1.0	5.7	3.9	2.0	12.6	22.6	1.6	2.3
Southeast	7.1	1.2	3.9	2.8	3.8	14.4	14.8	2.1	4.2
Southwest	7.4	0.6	2.7	2.0	0.4	6.2	10.5	0.9	1.1
West	12.7	0.5	5.8	1.7	7.0	10.1	25.5	2.9	3.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
North Central	9.1	1.0	5.3	3.2	3.6	9.5	18.0	2.6	2.9
Northeast	16.1	1.6	6.4	5.3	2.7	15.8	25.2	2.7	3.4
Southeast	7.9	1.8	4.4	4.0	4.7	16.8	17.0	3.4	5.5
Southwest	8.2	1.1	3.2	3.1	0.6	9.4	12.0	1.8	1.8
West	13.5	0.7	6.2	2.1	8.1	11.3	27.8	3.8	3.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

(1)	The current LTV ratios are our estimates. See endnote (4) to “Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio”.
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (6) to “Table 35 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

83	Freddie Mac

The table below presents foreclosure and short sale rate information for loans in our single-family credit guarantee portfolio based on year of origination.

T able 43 — Single-Family Credit Guarantee Portfolio by Year of Loan Origination

	As of September 30, 2012		As of December 31, 2011
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)
2012	15%	—%	N/A	N/A
2011	15	0.03	14%	—%
2010	16	0.16	19	0.05
2009	14	0.30	18	0.17

Combined - 2009 to 2012	60	0.15	51	0.08

2008	5	3.01	7	2.23
2007	8	9.22	10	7.49
2006	6	8.26	7	6.95
2005	7	4.86	8	4.07

Combined - 2005 to 2008	26	6.51	32	5.35

2004 and prior(2)	14	1.16	17	1.04

Total	100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to September 30, 2012 and December 31, 2011, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.
(2)	The foreclosure and short sale rate presented for loans originated in 2004 and prior represents the rate associated with loans originated in 2000 through 2004.

HARP loans represented 9% of the UPB of our single-family credit guarantee portfolio as of September 30, 2012. Including HARP loans, the UPB of loans originated after 2008 comprised 60% of our portfolio as of September 30, 2012. At September 30, 2012, approximately 26% of our single-family credit guarantee portfolio consisted of mortgage loans originated from 2005 through 2008. Loans originated from 2005 through 2008 have experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this serious delinquency performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products.

Multifamily Mortgage Credit Risk

To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) underwriting standards and processes we believe to be prudent; (b) selling significant portions of credit risk through subordination in our Other Guarantee Transactions; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the DSCR, LTV ratio, geographic location, and loan maturity.

The table below provides certain attributes of our multifamily mortgage portfolio at September 30, 2012 and December 31, 2011.

84	Freddie Mac

Table 44 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(dollars in billions)
Original LTV ratio(2)
Below 75%	$85.3	$78.8	0.11%	0.10%
75% to 80%	33.7	30.9	0.22	0.08
Above 80%	6.2	6.4	2.75	2.34

Total	$125.2	$116.1	0.27%	0.22%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates
2012	$1.6	$3.0	1.57%	1.35%
2013	3.5	5.6	—	—
2014	6.9	7.6	0.69	0.03
2015	10.3	11.0	0.19	0.17
2016	13.6	13.5	0.01	0.06
Beyond 2016	89.3	75.4	0.28	0.25

Total	$125.2	$116.1	0.27%	0.22%

Year of Acquisition or Guarantee(3)
2004 and prior	$10.4	$12.4	0.26%	0.40%
2005	6.7	7.2	0.56	0.20
2006	10.1	10.8	0.27	0.25
2007	19.3	19.8	0.96	0.74
2008	18.0	20.6	0.34	0.09
2009	12.8	13.8	—	—
2010	12.2	12.7	—	—
2011	17.4	18.8	—	—
2012	18.3	N/A	—	N/A

Total	$125.2	$116.1	0.27%	0.22%

Current Loan Size
Above $25 million	$46.3	$42.8	0.12%	0.06%
Above $5 million to $25 million	69.6	64.0	0.36	0.31
$5 million and below	9.3	9.3	0.38	0.31

Total	$125.2	$116.1	0.27%	0.22%

Legal Structure
Unsecuritized loans	$80.3	$82.3	0.16%	0.10%
Non-consolidated Freddie Mac mortgage-related securities	35.4	24.2	0.49	0.64
Other guarantee commitments	9.5	9.6	0.40	0.18

Total	$125.2	$116.1	0.27%	0.22%

Credit Enhancement
Credit-enhanced	$42.7	$31.6	0.45%	0.52%
Non-credit-enhanced	82.5	84.5	0.18	0.11

Total	$125.2	$116.1	0.27%	0.22%

(1)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded in the LTV ratio calculation. We do not permit second lien financing with third-parties on our multifamily loans without our prior consent.
(3)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be amortizing, full or partial interest-only, fixed or variable rate. Our multifamily loans generally have balloon maturities ranging from five to ten years. As of both September 30, 2012 and December 31, 2011, approximately 85% of the multifamily loans on our consolidated balance sheets had fixed interest rates while the remaining loans had variable interest rates. Fixed-rate loans may create less credit risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise is eliminated.

85	Freddie Mac

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk of default, but it does indicate our potential exposure to a given default.

Our primary business strategy in the multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization. Our most significant multifamily securitization activity involves our guarantee of the senior tranches of these securitizations in Other Guarantee Transactions. This securitization program attracts private capital to the market and transfers significant credit risk to third-party investors. The subordinate tranches, including the mezzanine tranches, that we do not guarantee, provide credit loss protection to the senior classes that we do guarantee. Subordinated classes are allocated credit losses prior to the senior classes. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.

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

In certain cases, we may provide short-term loan extensions of up to 12 months for certain borrowers. Modifications of loans (including short-term loan extensions) are performed in an effort to minimize our losses. During the first nine months of 2012, we modified unsecuritized multifamily loans totaling $288 million in UPB, compared with $315 million during the first nine months of 2011. Multifamily unsecuritized loan modifications in the first nine months of 2012 included: (a) $74 million in UPB for short-term loan extensions; and (b) $214 million in UPB for other loan modifications. Where we have granted a concession to borrowers experiencing financial difficulties, we account for these loans as TDRs. When we execute a modification classified as a TDR, the loan is then classified as nonperforming for the life of the loan regardless of its future delinquency status. At September 30, 2012 and December 31, 2011, we had $793 million and $893 million, respectively, in UPB of multifamily loans classified as TDRs on our consolidated balance sheets.

Delinquencies

Our multifamily delinquency rates include all multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by HFA bonds due to the credit enhancement provided by the U.S. government. We report multifamily delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms.

Our multifamily mortgage portfolio delinquency rate was 0.27% at September 30, 2012 and 0.22% at December 31, 2011. Our delinquency rate for credit-enhanced loans was 0.45% and 0.52% at September 30, 2012 and December 31, 2011, respectively, and for non-credit-enhanced loans was 0.18% and 0.11% at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, more than one-half of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.

Our delinquency rates have remained low compared to other industry participants, which we believe to be, in part, the result of our prudent underwriting standards and practices versus those used by others in the industry. Our delinquency rates for multifamily loans are positively affected to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications, including short-term extensions, or entering into a forbearance agreement. Recent market data continues to reflect positive multifamily market fundamentals, such as improving vacancy rates and effective rents. As a result we expect our multifamily delinquency rate to remain relatively low in the near term. For further information regarding the loans in our multifamily mortgage portfolio, including regional geographic composition and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

86	Freddie Mac

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due during the three and nine months ended September 30, 2012.

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

Table 45 — Non-Performing Assets(1)

	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:(2)
Less than three monthly payments past due	$64,432	$44,440	$42,156
Seriously delinquent	22,321	11,639	10,509
Multifamily TDRs(3)	793	893	1,045

Total TDRs	87,546	56,972	53,710
Other seriously delinquent single-family loans(4)	43,218	63,205	65,179
Other multifamily loans(5)	1,638	1,819	1,853

Total non-performing mortgage loans — on balance sheet	132,402	121,996	120,742

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,135	1,230	1,237
Multifamily loans	461	246	294

Total non-performing mortgage loans — off-balance sheet	1,596	1,476	1,531

Real estate owned, net	4,502	5,680	5,630

Total non-performing assets	$138,500	$129,152	$127,903

Loan loss reserves as a percentage of our non-performing mortgage loans	25.2%	32.0%	32.5%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.6%	6.8%	6.6%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as TDRs for other reasons), regardless of the borrowers’ payment status. As a result, we newly classified loans representing approximately $19.5 billion in UPB as TDRs. The majority of these loans were not seriously delinquent as of September 30, 2012. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” for further information about our TDR classification of loans discharged in Chapter 7 bankruptcy.
(3)	As of September 30, 2012, approximately $779 million in UPB of these loans were current.
(4)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(5)	Of this amount, $1.5 billion, $1.8 billion, and $1.7 billion of UPB were current at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

The amount of non-performing assets increased to $138.5 billion as of September 30, 2012, from $129.2 billion as of December 31, 2011, primarily due to our recognition of loans discharged in Chapter 7 bankruptcy as TDRs (unless they were already classified as TDR for other reasons), regardless of the borrowers’ payment status in the third quarter of 2012. This increase in TDR loans during the third quarter of 2012 was partially offset by the continued high levels of foreclosure transfers, short sales, and REO dispositions during 2012. The UPB of loans categorized as TDRs increased to $87.5 billion at September 30, 2012 from $57.0 billion at December 31, 2011. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification trial periods and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report, and “NOTE 5: INDIVIDUALLY IMPAIRED

87	Freddie Mac

AND NON-PERFORMING LOANS” for information about TDRs, including our implementation of an amendment to the accounting guidance on classification of loans as TDRs in the third quarter of 2011 and the correction of an error in our implementation of this guidance in the third quarter of 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the fourth quarter of 2012.

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 46 — REO Activity by Region(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(number of properties)
REO Inventory
Beginning property inventory	53,282	60,618	60,555	72,093
Properties acquired by region:
Northeast	2,001	1,705	5,688	5,111
Southeast	5,425	6,475	18,416	16,340
North Central	7,075	6,527	21,450	19,307
Southwest	2,607	3,274	7,922	9,775
West	3,196	6,404	10,668	23,360

Total properties acquired	20,304	24,385	64,144	73,893

Properties disposed by region:
Northeast	(1,887)	(1,914)	(5,765)	(7,002)
Southeast	(6,619)	(5,921)	(19,964)	(22,675)
North Central	(6,813)	(5,870)	(21,108)	(19,963)
Southwest	(2,945)	(3,116)	(9,477)	(10,135)
West	(4,403)	(8,566)	(17,466)	(26,595)

Total properties disposed	(22,667)	(25,387)	(73,780)	(86,370)

Ending property inventory	50,919	59,616	50,919	59,616

(1)	See endnote (8) to “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

Our REO inventory (measured in number of properties) declined 16% from December 31, 2011 to September 30, 2012 as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions. We believe our single-family REO acquisition volume during the first nine months of 2012 has been less than it otherwise would have been due to the length of the single-family foreclosure timeline, particularly in states that require a judicial foreclosure process and, in part, to resource constraints on foreclosure activities for five larger servicers involved in a recent settlement with a coalition of state attorneys general and federal agencies. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. In addition, our loss mitigation efforts, including short sales, are affecting our REO acquisition volumes. As a result of these efforts, fewer loans are being resolved through foreclosure and subsequent REO sales.

The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years, and may further increase, due to temporary suspensions, delays, legislative and regulatory developments, changes in servicing practices, and other factors. During the nine months ended September 30, 2012 and 2011, respectively, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 603 days and 490 days, respectively, which included: (a) an average of 760 days and 602 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 461 days and 445 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. We continue to experience significant variability in the average time for foreclosure by state. For example, during the nine months ended September 30, 2012, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 384 days in both Michigan and Alabama to 1,008 days in Florida. As of September 30, 2012, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 4.31% and 2.39%, respectively, compared to 4.47% and 2.74%, respectively, as of December 31, 2011.

We expect the pace of our REO acquisitions will continue to be affected for the remainder of 2012 by the length of the foreclosure process, particularly in states with a judicial foreclosure process. However, we expect the volume of our REO

88	Freddie Mac

acquisitions will likely remain elevated, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. Our single-family REO acquisitions during the first nine months of 2012 were most significant in the states of Florida, Illinois, Michigan, California and Georgia, which collectively represented 42% of total REO acquisitions based on the number of properties. The states with the most properties in our REO inventory as of September 30, 2012 were Michigan and Illinois, and each of these states comprised 12% of total REO property inventory, based on the number of properties.

The percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 3% and 5%, respectively, at September 30, 2012 and was 7% on a combined basis. The percentage of our REO acquisitions in the nine months ended September 30, 2012 that had been financed by either of these loan types represented approximately 24% of our total REO acquisitions, based on loan amount prior to acquisition.

A significant portion of our REO acquisitions are: (a) located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property; (b) occupied and we have either retained the tenant under an existing lease or begun the process of eviction; (c) not being actively marketed because we are readying the property for sale and determining the listing price; or (d) involved in litigation or other legal and regulatory issues concerning the property. All of these factors resulted in an increase in the aging of our inventory. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property. As of September 30, 2012 and December 31, 2011, approximately 55% and 56%, respectively, of our REO properties were then not marketable due to the above conditions. As of September 30, 2012 and December 31, 2011, approximately 17% and 16%, respectively, of our REO properties were subject to executed sales contracts and were awaiting settlement. Though it varied significantly in different states, the average holding period of our single-family REO properties was little changed during the first nine months of 2012. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our single-family REO dispositions was 201 days during both the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.1% and 7.1%, respectively. Although we continue to actively market available properties, a high percentage of properties remain unavailable for marketing or await settlement under existing sales contracts.

We also have a variety of alternative methods and tools for REO sales that we employ, as appropriate, including auction sales, bulk sales, and financing options. Our aggregate REO sales through these methods represented an insignificant portion of our REO dispositions during the first nine months of 2012. In June 2012, we implemented a streamlined bulk sale process and expect to see increased sales of our REO properties in this channel in the remainder of 2012; however, the volume of our bulk sales is likely to remain modest relative to individual property sales. We also developed and implemented a new financing option during the third quarter of 2012 for both owner-occupied and investor purchases of REO properties in Florida and Georgia. Although this program did not significantly impact our results for the third quarter of 2012, we expect to expand this program nationally in 2013 and we believe that it will help reduce our REO inventory in the future.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

89	Freddie Mac

Table 47 — Credit Loss Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(dollars in millions)
REO
REO balances, net:
Single-family	$4,459	$5,539	$4,459	$5,539
Multifamily	43	91	43	91

Total	$4,502	$5,630	$4,502	$5,630

REO operations (income) expense:
Single-family	$(40)	$226	$98	$518
Multifamily	(9)	(5)	(6)	(13)

Total	$(49)	$221	$92	$505

Charge-offs
Single-family:
Charge-offs, gross(1) (including $3.5 billion, $3.7 billion, $10.4 billion, and $11.0 billion relating to loan loss reserves, respectively)	$3,522	$3,823	$10,677	$11,347
Recoveries(2)	(546)	(609)	(1,546)	(2,093)

Single-family, net	$2,976	$3,214	$9,131	$9,254

Multifamily:
Charge-offs, gross(1) (including $3 million, $8 million, $11 million, and $49 million relating to loan loss reserves, respectively)	$3	$16	$11	$57
Recoveries(2)	—	—	—	—

Multifamily, net	$3	$16	$11	$57

Total Charge-offs:
Charge-offs, gross(1) (including $3.5 billion, $3.7 billion, $10.4 billion, and $11.1 billion relating to loan loss reserves, respectively)	$3,525	$3,839	$10,688	$11,404
Recoveries(2)	(546)	(609)	(1,546)	(2,093)

Total Charge-offs, net	$2,979	$3,230	$9,142	$9,311

Credit Losses(3)
Single-family	$2,936	$3,440	$9,229	$9,772
Multifamily	(6)	11	5	44

Total	$2,930	$3,451	$9,234	$9,816

Total (in bps)(4)	64.8	72.1	67.0	68.0

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three and nine months ended September 30, 2012 were $3.5 billion and $10.7 billion, respectively, compared to $3.8 billion and $11.3 billion for the three and nine months ended September 30, 2011, respectively. These charge-offs were associated with approximately $7.2 billion and $21.4 billion, in UPB of loans for the three and nine months ended September 30, 2012, respectively, and $8.0 billion and $23.7 billion for the three and nine months ended September 30, 2011, respectively. Our net charge-offs and credit losses in the first nine months of 2012 remained elevated, but were less than they otherwise would have been because of the suppression of loan and collateral resolution activity due to the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process. We expect our charge-offs and credit losses to remain high for the fourth quarter of 2012 and into 2013 due to the large number of single-family non-performing loans that will likely be resolved and because market conditions, such as home prices, continue to remain weak.

90	Freddie Mac

Our credit losses during the first nine months of 2012 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 55% of our total credit losses in both the three and nine months ended September 30, 2012. Loans originated in 2005 through 2008 comprised approximately 26% of our single-family credit guarantee portfolio, based on UPB at September 30, 2012, however, these loans accounted for approximately 88% of our credit losses during the nine months ended September 30, 2012. Due to declines in property values since 2006, we continued to experience high REO disposition severity ratios on sales of our REO inventory and similarly high rates of loss associated with short sale transactions. In addition, although Alt-A loans comprised approximately 5% of our single-family credit guarantee portfolio at September 30, 2012, these loans accounted for approximately 24% of our credit losses during the nine months ended September 30, 2012. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report for additional information on our accounting policies for loan loss reserves and TDR loans, including our implementation of changes to the accounting guidance related to the classification of loans as TDRs. In recent periods, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined. As of September 30, 2012 and December 31, 2011, the recorded investment of individually impaired single-family mortgage loans was $88.6 billion and $60.0 billion, respectively, and the loan loss reserves associated with these loans were $18.5 billion and $15.1 billion, respectively. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our TDR loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses and charge-off activity.

The table below summarizes our allowance for loan loss activity for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

Table 48 — Single-Family Impaired Loans with Specific Reserve Recorded

	# of Loans	Amount
		(in millions)
TDRs (recorded investment):
TDRs, at December 31, 2011	252,749	$53,494
New additions(1)	209,506	32,671
Repayments	(4,646)	(1,013)
Loss events(2)	(11,805)	(2,385)

TDRs, at September 30, 2012	445,804	82,767
Other (recorded investment), at September 30, 2012(3)	21,514	1,987

Total impaired loans with specific reserve, at September 30, 2012	467,318	84,754

Allowance for loan losses of individually impaired single-family loans, at September 30, 2012		(18,501)

Net investment, at September 30, 2012		$66,253

(1)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs. The majority of these loans were not seriously delinquent as of September 30, 2012.
(2)	Consists of foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.
(3)	Consists of loans impaired upon purchase, which experienced further deterioration in borrower credit.

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

91	Freddie Mac

Table 49 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
September 30, 2012	$6,479	39.2 bps	$6,085	36.8 bps
June 30, 2012	$7,131	42.2 bps	$6,713	39.7 bps
March 31, 2012	$8,568	49.6 bps	$8,095	46.8 bps
December 31, 2011	$8,328	47.7 bps	$7,842	44.9 bps
September 30, 2011	$8,824	49.5 bps	$8,229	46.1 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating effect on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

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

In the first half of 2012, we introduced a new compensation program for employees to help mitigate the uncertainty surrounding compensation. Under the program, the majority of employees have a more predictable income, as the program generally reduces the amount of compensation that is subject to variability. In the second and third quarters of 2012, employee turnover was lower than in the corresponding quarters of 2011. Should we experience significant turnover in key areas, we may need to exercise strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. The use of outside firms and consultants could increase our operational risk in the near term as consultants become accustomed to new roles and responsibilities.

On July 16, 2012, our new Executive Vice President — General Counsel and Corporate Secretary joined Freddie Mac.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. As of September 30, 2012, we had two material weaknesses in our internal control over financial reporting causing us to conclude that our disclosure controls and procedures were not effective as of September 30, 2012, at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”

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

92	Freddie Mac

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

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

Throughout the three months ended September 30, 2012, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. Furthermore, the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

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

Actions of Treasury and FHFA

Since our entry into conservatorship, Treasury and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we have received from Treasury, has enabled us to access debt funding on terms sufficient for our needs.

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The August 17, 2012 amendment to the Purchase Agreement did not affect this funding commitment. The Purchase Agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. If we do not have a capital surplus (i.e., positive net worth) at the end of 2012, then the amount of funding available after 2012 will be

93	Freddie Mac

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

As of September 30, 2012, our cumulative draws related to deficits in equity during 2010 to 2012 totaled $20.6 billion.

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs. The costs of our debt funding could also increase and its availability could decrease in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. At September 30, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2011 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Through December 31, 2012, the senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year. As of September 30, 2012, our annual cash dividend obligation to Treasury on the senior preferred stock, based on the 10% rate, is $7.2 billion. On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement, that, among other items, changed our dividend payments on the senior preferred stock. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. Over the long term, we will not be able to build or retain any net worth surplus, due to the net worth sweep dividend provisions. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth.

We paid dividends of $1.8 billion in cash on the senior preferred stock in September 2012 at the direction of our Conservator. Through September 30, 2012, we have paid aggregate cash dividends to Treasury of $21.9 billion, an amount equal to 31% of our aggregate draws received under the Purchase Agreement. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. However, Treasury waived the fee for all quarters of 2011 and 2012, and the amendment to the Purchase Agreement noted above suspends this fee for each quarter commencing after January 1, 2013 for as long as the new dividend provisions under this amendment are applicable.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

For more information on the changes to the Purchase Agreement, see “LEGISLATIVE AND REGULATORY MATTERS — Amendment to the Purchase Agreement.”

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three and nine months ended September 30, 2012, which, we believe, is due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 22% of outstanding other debt at September 30, 2012 as compared to 24% at December 31, 2011. Beginning in the fourth quarter of 2011, we started issuing a higher percentage of debt with longer-term maturities. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

94	Freddie Mac

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $780.0 billion on January 1, 2013. As of September 30, 2012, we estimate that the par value of our aggregate indebtedness totaled $570.3 billion, which was approximately $304.5 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2012 and 2011.

Table 50 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$72,291	$115,723	$214,374	$323,769
Medium-term notes — non-callable(2)	—	—	—	450

Total other short-term debt	72,291	115,723	214,374	324,219

Other long-term debt:
Medium-term notes — callable	21,543	52,965	66,416	124,012
Medium-term notes — non-callable	5,983	18,408	18,264	66,065
U.S. dollar Reference Notes® securities — non-callable	8,500	15,000	40,500	33,000

Total other long-term debt	36,026	86,373	125,180	223,077

Total other debt issued	$108,317	$202,096	$339,554	$547,296

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $0 billion and $0.5 billion of medium-term notes — non-callable issued for the nine months ended September 30, 2012 and 2011, respectively, which were related to debt exchanges. No such debt exchanges were included in the three month periods.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three and nine months ended September 30, 2012 and 2011.

Table 51 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Repurchases of outstanding €Reference Notes® securities	$—	$259	$—	$259
Repurchases of outstanding medium-term notes	—	3,915	1,747	7,683
Calls of callable medium-term notes	14,763	59,080	95,770	144,612
Exchanges of medium-term notes	—	—	—	450

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of October 24, 2012.

95	Freddie Mac

Table 52 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6
Outlook	Negative (for senior long-term debt and subordinated debt)	Negative (for senior long-term debt and subordinated debt)	Negative (for AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

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

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $56.0 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2012. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2012, our non-mortgage-related securities consisted of FDIC-guaranteed corporate medium-term notes, asset-backed securities, and Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

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

Cash Flows

Our cash and cash equivalents decreased $20.7 billion to $7.8 billion during the nine months ended September 30, 2012 and decreased $18.8 billion to $18.2 billion during the nine months ended September 30, 2011. Cash flows provided by operating activities during the nine months ended September 30, 2012 and 2011 were $6.2 billion and $9.4 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the nine months ended September 30, 2012 and 2011 were $357.4 billion and $263.6 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the nine months ended September 30, 2012 and 2011 were $384.2 billion and $291.8 billion,

96	Freddie Mac

respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties. In addition, during the nine months ended September 30, 2012, our net repayments of other debt were $95.4 billion.

Capital Resources

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2011 Annual Report for additional information on mandatory receivership.

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement that, among other items, replaced the fixed dividend rate with a net worth sweep dividend beginning in the first quarter of 2013. The amendment effectively ends the circular practice of taking draws from Treasury to pay dividends to Treasury, thereby helping to preserve remaining funding available to us under the Purchase Agreement. In addition, as a result of the third amendment to the Purchase Agreement, the periodic commitment fee will be suspended beginning in the first quarter of 2013. For more information on the changes to the Purchase Agreement, see “LEGISLATIVE AND REGULATORY MATTERS — Amendment to the Purchase Agreement.”

In future periods, we may continue to experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — We may request additional draws under the Purchase Agreement in future periods.”

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Dividend Obligation on the Senior Preferred Stock,” “BUSINESS — Executive Summary — Government Support for Our Business” and “RISK FACTORS” in our 2011 Annual Report.

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding the fair value hierarchy, fair value measurements, and our validation processes, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2011 Annual Report.

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

The table below summarizes our assets and liabilities measured at fair value on a recurring basis on our consolidated balance sheets at September 30, 2012 and December 31, 2011.

97	Freddie Mac

Table 53 — Summary of Assets and Liabilities Measured at Fair Value on a Recurring Basis on Our Consolidated Balance Sheets

	September 30, 2012		December 31, 2011
	Total GAAP Recurring Fair Value	Percentage in Level 3	Total GAAP Recurring Fair Value	Percentage in Level 3
	(dollars in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value	$183,504	31%	$210,659	28%
Trading, at fair value	46,596	5	58,830	4
Mortgage loans:
Held-for-sale, at fair value	12,845	100	9,710	100
Derivative assets, net(1)	765	—	118	—
Other assets:
Guarantee asset, at fair value	915	100	752	100
All other, at fair value	129	100	151	100

Total assets carried at fair value on a recurring basis(1)	$244,754	27	$280,220	23

Liabilities:
Debt securities recorded at fair value	$2,168	100%	$3,015	—%
Derivative liabilities, net(1)	287	—	435	—

Total liabilities carried at fair value on a recurring basis(1)	$2,455	6	$3,450	—

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Level 3 Recurring Fair Value Measurements

At September 30, 2012 and December 31, 2011, we measured and recorded at fair value on a recurring basis, assets of $72.3 billion and $72.5 billion, respectively, or approximately 27% and 23% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at September 30, 2012 primarily consisted of non-agency mortgage-related securities. At September 30, 2012 and December 31, 2011, we also measured and recorded at fair value on a recurring basis, Level 3 liabilities of $2.2 billion and $0.1 billion, or 6% and less than 1%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities at September 30, 2012 primarily consisted of foreign-currency denominated and certain other debt securities recorded at fair value.

See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

98	Freddie Mac

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

See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets” for additional information regarding the valuation of our assets and liabilities.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 16: FAIR VALUE DISCLOSURES — Table 16.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” in this Form 10-Q and our 2011 Annual Report, and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2011 Annual Report for information concerning the risks associated with these models.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for the nine months ended September 30, 2012 and 2011.

Table 54 — Summary of Change in the Fair Value of Net Assets

	Nine Months Ended September 30,
	2012	2011
	(in billions)
Beginning balance	$(78.4)	$(58.6)
Changes in fair value of net assets, before capital transactions	21.4	(7.0)
Capital transactions:
Dividends and share issuances, net(1)	(5.3)	(2.9)

Ending balance	$(62.3)	$(68.5)

(1)	Includes the funds received from Treasury of $0.2 billion and $2.0 billion for the nine months ended September 30, 2012 and 2011, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the nine months ended September 30, 2012, the fair value of net assets, before capital transactions, increased by $21.4 billion, compared to a $7.0 billion decrease during the nine months ended September 30, 2011. The increase in the fair value of net assets, before capital transactions, during the nine months ended September 30, 2012 was primarily due to an increase in the fair value of our single-family mortgage loans as the result of continued improvement in realized and expected home prices and improvement in the overall credit environment coupled with high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our agency securities, multifamily securities, and unsecuritized loans. These benefits were offset by a decrease of $13.8 billion in the fair value of our single-family mortgage loans as the result of the adoption of an amendment to the guidance pertaining to fair value measurements and disclosures in the first quarter of 2012. See “NOTE 16: FAIR VALUE DISCLOSURES — Consolidated Fair Value Balance Sheets” for additional details.

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified as a part of a troubled debt restructuring), the fair value of the guarantee obligation is then measured using our internal credit models or third-party market pricing. See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed — Mortgage Loans — Single-Family Loans” for additional details.

99	Freddie Mac

During the nine months ended September 30, 2011, the decrease in the fair value of net assets, before capital transactions, was primarily due to a decrease in the fair value of our single-family loans due to a decline in seasonally adjusted home prices and a continued weak credit environment, as well as unrealized losses from the widening of OAS levels on our non-agency mortgage-related securities and CMBS securities. The decrease in fair value was partially offset by a tightening of OAS levels on our agency securities and high estimated core spread income.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction, and may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $69.3 billion and $56.9 billion, at September 30, 2012 and December 31, 2011, respectively, which consisted of approximately: (a) $36.3 billion and $25.1 billion of multifamily non-consolidated Freddie Mac mortgage-related securities; (b) $9.6 billion and $10.7 billion of single-family non-consolidated Freddie Mac mortgage-related securities; (c) $9.8 billion and $10.0 billion of multifamily other guarantee commitments; and (d) $13.6 billion and $11.1 billion of single-family other guarantee commitments. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $303.5 billion and $271.8 billion, in notional value at September 30, 2012 and December 31, 2011, respectively. For information on these and other off-balance sheet arrangements, see “OFF-BALANCE SHEET ARRANGEMENTS” in our 2011 Annual Report and “NOTE 9: FINANCIAL GUARANTEES.”

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

Our critical accounting policies and estimates relate to: (a) allowances for loan losses and reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting guidance, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2011 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2011 Annual Report.

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

100	Freddie Mac

mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” sections of this Form 10-Q and our 2011 Annual Report, and:

•

the actions FHFA, Treasury, the Federal Reserve, the SEC, HUD, the Administration, Congress, and our management may take, including actions related to implementing FHFA’s strategic plan for Freddie Mac and Fannie Mae’s conservatorships and the 2012 conservatorship scorecard;

•

the effect of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock, and the warrant on our business, including payment of our dividend obligation on the senior preferred stock;

•

our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•

changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership, regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions that require us to support non-mortgage market initiatives, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•

changes in the regulation of the mortgage, housing finance, and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal, state, or local level;

•	actions against mortgage servicers, mortgage insurers, and other mortgage industry participants by federal or state authorities;

•

the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in HAMP, HARP, the non-HAMP standard loan modification initiative, and the new short sale initiative), and the effect of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

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

101	Freddie Mac

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

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential effect on the market for our securities resulting from any purchases or sales by any large investor, including the Federal Reserve, of Freddie Mac debt or mortgage-related securities;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

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

102	Freddie Mac

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

Increases to Guarantee Fees

Two increases in guarantee fees have occurred or been announced in recent months, and FHFA has recently proposed additional adjustments to guarantee fees.

Effective April 1, 2012, at the direction of FHFA, the guarantee fee on single-family residential mortgages sold to Freddie Mac was increased by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this legislated increase are being remitted to Treasury to fund the payroll tax cut. We pay the fees to Treasury on a quarterly basis.

On August 31, 2012, FHFA announced that it has directed Freddie Mac and Fannie Mae to further increase guarantee fees on single-family mortgages by an average of 10 basis points. The announcement stated that the changes to the guarantee fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms. The announcement stated that the increase in guarantee fees will:

•	Make more uniform the guarantee fees that Freddie Mac and Fannie Mae charge lenders who deliver large volumes of loans as compared to those who deliver smaller volumes; and

•	Reduce cross-subsidies between higher-risk and lower-risk mortgages by increasing guarantee fees on loans with maturities longer than fifteen years more than on shorter-maturity loans.

For commitments on loans purchased for cash, the increase in guarantee fees was effective starting on November 1, 2012. For settlements of loans exchanged for mortgage-related securities, the increase in guarantee fees will be effective starting on December 1, 2012.

103	Freddie Mac

We generally report guarantee fees in our GAAP consolidated statements of comprehensive income as follows:

•

Guarantee fees related to mortgage loans held by our consolidated trusts are reported in net interest income. This includes the fees attributable to the legislated 10 basis point increase that was effective April 1, 2012.

•	The remittance of the additional fees to Treasury attributable to the legislated 10 basis point increase that was effective April 1, 2012 is reported in non-interest expense.

In September 2012, FHFA also requested public comment on a proposed approach under which we and Fannie Mae would adjust the guarantee fees charged on single-family mortgages in states where costs related to foreclosure practices are statistically higher than the national average. FHFA stated that it expects to direct us and Fannie Mae to implement the pricing adjustments in 2013.

Amendment to the Purchase Agreement

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement. The principal changes, which are consistent with FHFA’s strategic plan for the Freddie Mac and Fannie Mae conservatorships, are as follows:

•

Replacement of the fixed dividend rate with a net worth sweep dividend. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter exceeds zero. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. This amendment to the Purchase Agreement effectively ends the circular practice of Treasury advancing funds to us simply to pay dividends back to Treasury.

•

Accelerated wind-down of the mortgage-related investments portfolio. The UPB of our mortgage-related investments portfolio will not be allowed to exceed: (a) $650 billion on December 31, 2012; or (b) on December 31 of each year thereafter, 85% of the aggregate amount of the UPB we were permitted to own as of December 31 of the immediately preceding calendar year, until the portfolio reaches $250 billion.

•

Submission of annual risk management plan to Treasury. Not later than December 15, 2012, and not later than December 15 of each year thereafter during conservatorship, we are required to deliver a risk management plan to Treasury setting out our strategy for reducing our enterprise-wide risk profile and the actions we will take to reduce the financial and operational risk associated with each of our reportable business segments.

•

Suspension of periodic commitment fee. For each quarter commencing January 1, 2013, and for as long as the revised dividend provisions under the amendment remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable.

•

Allowance of non-ordinary course asset and property sales with less than $250 million in fair market value. We will no longer be required to obtain prior written consent from Treasury for the disposition of assets and properties having a fair market value less than $250 million outside the normal course of business.

New Representation and Warranty Framework

On September 11, 2012, FHFA announced that Freddie Mac and Fannie Mae are launching a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework, developed at the direction of FHFA, is to clarify lenders’ repurchase exposure and liability on future deliveries of mortgage loans to Freddie Mac and Fannie Mae. The new representation and warranty framework does not affect loans sold to Freddie Mac or Fannie Mae prior to January 1, 2013, nor does it affect our seller/servicers’ obligations to service loans in accordance with our mortgage servicing standards. Under this new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment requirements. For example:

•	Representation and warranty relief will be provided for loans with 36 months of consecutive, on-time payments; and

•	HARP loans will be eligible for representation and warranty relief after an on-time payment history of 12 months following the acquisition date.

104	Freddie Mac

Freddie Mac will continue to work with lenders to resolve contractual claims on loans delivered prior to January 1, 2013. Under the new framework, FHFA has directed Freddie Mac and Fannie Mae to:

•	Conduct quality control reviews earlier in the loan process, generally between 30 to 120 days after loan purchase;

•	Establish consistent timelines for lenders to submit requested loan files for review;

•	Evaluate loan files on a more comprehensive basis to ensure a focus on identifying significant deficiencies;

•	Leverage data from the tools used by Freddie Mac and Fannie Mae to enable earlier identification of potentially defective loans; and

•	Make available more transparent appeals processes for lenders to appeal repurchase requests.

The improvements to the representation and warranty process are key elements of the seller-servicer contract harmonization project that supports FHFA’s strategic plan for the Freddie Mac and Fannie Mae conservatorships announced earlier this year. We continue our efforts on the contract harmonization project. For example, on October 3, 2012, we announced, pursuant to a directive by FHFA, changes to requirements in certain areas related to servicing. These changes align our and Fannie Mae’s requirements in these areas.

Legislation Related to Reforming Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae.

A number of bills were introduced in Congress in 2011 relating to reforming Freddie Mac, Fannie Mae, and the secondary mortgage market. We cannot predict whether or when any of the bills discussed therein might be enacted. We expect additional bills relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress during the next several quarters.

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

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the following:

•

The Consumer Financial Protection Bureau, or CFPB, proposed during August and September several rules required by the Dodd-Frank Act, including rules that would amend certain mortgage servicing requirements, integrate mortgage disclosure documents and expand protections for high-cost mortgages under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the CFPB has proposed a rule to revise permissible compensation for mortgage loan originators. We anticipate that the CFPB will finalize several of these proposed rules during the first quarter of 2013. If the rules are adopted as proposed, certain provisions may have a significant effect

105	Freddie Mac

on the current regulatory framework for both mortgage origination and servicing. Implementation of certain of the proposed requirements may present operational burdens for Freddie Mac. In addition, certain of the proposed requirements may have an impact on our refinance initiatives and on the prepayment speed of future securitizations.

•

Earlier this year, the Commodity Futures Trading Commission and the SEC adopted joint final rules that defined certain swap-related terms, including “swap” and “major swap participant.” In general, if Freddie Mac were to meet the major swap participant criteria, we would be required to register with the Commodity Futures Trading Commission, and become subject to significant regulatory requirements, including those relating to reporting, recordkeeping and business conduct standards. We have evaluated the provisions in these rulemakings and have concluded that Freddie Mac currently does not meet the criteria to be a major swap participant. The Commissions’ adoption of the final rules defining “swap” has also triggered the compliance dates for certain other swap rules that have been adopted by the Commodity Futures Trading Commission and the SEC, such as more extensive trading relationship documentation, real-time public reporting of swap transactions and mandatory clearing for certain types of swaps. Meeting the requirements of these final rules may increase Freddie Mac’s administrative and compliance costs.

•

On October 5, 2012, FHFA proposed a rule that would require Freddie Mac, Fannie Mae and the FHLBs to conduct annual stress tests. The rule would implement Section 165(i)(2) of the Dodd-Frank Act. If adopted as proposed, the rule would require Freddie Mac to conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic and financial conditions, including baseline, adverse, and severely adverse conditions. In general, each annual stress test would be based on Freddie Mac’s financial data as of September 30, and would be reported to FHFA and the Federal Reserve by January 5 of the following year. In addition, the rule would require Freddie Mac to disclose publicly a summary of the results of each stress test within 90 days of the annual regulatory submission.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2011 Annual Report.

Developments Concerning Single-Family Servicing Practices

There have been a number of legislative and regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below and in “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices” in our 2011 Annual Report. Recent developments include new rules proposed or enacted in a number of states that would affect the foreclosure process. For example, on July 11, 2012, the Governor of California signed into law a package of foreclosure prevention bills that will likely slow foreclosures in California, and impose stricter rules on mortgage servicers. In addition, as discussed above, in September 2012, the CFPB proposed a number of changes to certain federal mortgage servicing regulations. A number of these changes are similar to those contained in the California foreclosure prevention law. In addition, it is possible that these changes could slow foreclosures generally and result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers or directly on Freddie Mac as a result of these developments could expose us to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so.

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

106	Freddie Mac

by the federal banking regulators in June 2000. Among other provisions, the advisory bulletin requires that we classify a single-family loan as “loss” when the loan is no more than 180 days delinquent. The advisory bulletin specifies that, once a loan is classified as “loss,” we generally are required to charge off the portion of the loan balance that exceeds the fair value of the property, less cost to sell. The advisory bulletin also specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loan loss reserves or as a reduction in REO operations expenses. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. Our historical experience shows that a significant number of single-family loans that are 180 days or more delinquent will subsequently return to a current payment status either under the original loan’s terms or after a modification is completed. We are currently assessing the operational and accounting impacts of this advisory bulletin and have not yet determined when or how we will implement this bulletin or its impact on our consolidated financial statements. We are also awaiting additional guidance from FHFA that we expect will have a significant impact on how and when we implement this bulletin.

Bank Regulatory Guidance on Accounting for Loans Discharged in Chapter 7 Bankruptcy

Recently issued regulatory guidance effectively changed industry practice to require single-family mortgage loans discharged in Chapter 7 bankruptcy to be classified as nonperforming, regardless of delinquency status or payment history. As a result of this guidance, in the third quarter of 2012, we changed our accounting treatment for single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as such for other reasons). In the third quarter of 2012, Office of the Comptroller of the Currency-regulated entities charged off such loans to the fair value of their underlying collateral. We understand that the bank regulating institutions expect to issue further interpretive guidance on the measurement of these impairments in the fourth quarter of 2012.

We continue to provide reserves for these loans based on the present value of expected future cash flows, as allowed under GAAP, rather than based on the fair value of the underlying collateral, as we believe that, based on our historical data, the present value of expected future cash flows most accurately measures our expected credit losses on these loans. We estimate that changing our accounting practices to write-down these loans to the fair value of the underlying collateral rather than based on the present value of expected future cash flows would result in a significant increase in our provision for credit losses.

Eminent Domain

On August 8, 2012, FHFA issued a notice indicating its concern with the proposed use of eminent domain to restructure performing home loans and inviting public input. FHFA indicated that action may be necessary on its part to avoid a risk to safe and sound operations at Freddie Mac and Fannie Mae and to avoid taxpayer expense. At this time, we are unaware of what actions FHFA may take.

Proposed Affordable Housing Goals for 2012 to 2014 and Results for 2011

On June 11, 2012, FHFA published in the Federal Register a proposed rule for public comment that would establish new affordable housing goals for 2012 to 2014 for Freddie Mac and Fannie Mae. FHFA is proposing to continue with the existing structure of the housing goals, including the market-based approach that was adopted for 2010 and 2011, with new benchmark levels in place through 2014. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals” in our 2011 Annual Report.

FHFA’s proposed affordable housing goals for Freddie Mac for 2012 to 2014 are set forth below.

Table 55 — Proposed Affordable Housing Goals for 2012 to 2014

	Goals for 2012	Goals for 2013	Goals for 2014
Single-family purchase money goals (benchmark levels):
Low-income	20%	20%	20%
Very low-income	7%	7%	7%
Low-income areas(1)	TBD	TBD	TBD
Low-income areas subgoal	11%	11%	11%
Single-family refinance low-income goal (benchmark level)	21%	21%	21%
Multifamily low-income goal (in units)	191,000	203,000	181,000
Multifamily low-income subgoal (in units)	32,000	31,000	27,000

(1)	FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the most recent year for which such data are available.

107	Freddie Mac

In October 2012, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2011, and determined that we achieved the single-family low-income refinance goal and both multifamily goals. Our performance on the goals, as determined by FHFA, is set forth below.

Table 56 — Affordable Housing Goals and Results for 2011

	Goals for 2011	Market Level for 2011(1)	Results for 2011
Single-family purchase money goals (benchmark levels):
Low-income	27%	26.5%	23.3%
Very low-income	8%	8.0%	6.6%
Low-income areas(2)	24%	22.0%	19.2%
Low-income areas subgoal	13%	11.4%	9.2%
Single-family refinance low-income goal (benchmark level)	21%	21.5%	23.4%
Multifamily low-income goal (in units)	161,250	N/A	229,001
Multifamily low-income subgoal (in units)	21,000	N/A	35,471

(1)	Determined by FHFA based on its analysis of market data for 2011.
(2)	FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the most recent year for which such data are available. For 2011, FHFA set the benchmark level for the low-income areas goal at 24%.

FHFA has informed us that, given that Freddie Mac continues to operate under conservatorship, FHFA will not require housing plans for goals that Freddie Mac did not achieve in 2011.

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

108	Freddie Mac

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

Duration Gap and PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and nine months ended September 30, 2012 and 2011. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.

Our PMVS-L (50 basis points) exposure at September 30, 2012 was $358 million, primarily driven by our duration exposure. The PMVS-L at September 30, 2012 declined compared to December 31, 2011 primarily due to a decline in our convexity exposure. On an average basis for the three and nine months ended September 30, 2012, our PMVS-L (50 basis points) was $215 million and $198 million, respectively, which was primarily driven by our negative convexity exposure on our mortgage assets.

To improve the accuracy of our models, we make changes to the underlying assumptions or modeling techniques on a periodic basis. During the third quarter of 2012, we made assumption changes related to our prepayment model for non-HARP eligible loans underlying our securities. In addition, we enhanced our process used to estimate duration and convexity of our unsecuritized single-family loans by incorporating additional loan characteristics. The impact of incorporating additional loan characteristics increased our duration, which resulted in an estimated $560 million impact on PMVS-L and a two month impact on duration gap at implementation and would not have had a materially different impact on either item at December 31, 2011 if implemented at that time. As these changes extended the duration of our assets, we increased the use of derivatives to hedge our overall exposure.

109	Freddie Mac

Table 57 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
September 30, 2012				$109	$358	$810
December 31, 2011				$7	$465	$1,349

	Three Months Ended September 30,
	2012			2011
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.6)	$52	$215	(0.1)	$21	$304
Minimum	(2.4)	$1	$—	(0.8)	$—	$—
Maximum	0.6	$116	$661	0.5	$77	$514
Standard deviation	0.6	$35	$159	0.3	$18	$136

	Nine Months Ended September 30,
	2012			2011
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.2)	$29	$198	(0.1)	$22	$390
Minimum	(2.4)	$1	$—	(1.0)	$—	$—
Maximum	0.6	$116	$661	0.6	$77	$721
Standard deviation	0.5	$28	$105	0.3	$15	$121

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(0.3) billion at September 30, 2012, a decline of $1.7 billion from December 31, 2011. The decline was primarily driven by an increase in our issuance of longer-term debt beginning in the fourth quarter of 2011, which decreased our reliance on derivatives. In addition, the continued decline in interest rates decreased the duration of our hedged assets, which resulted in requiring fewer derivatives to hedge our portfolio.

Table 58 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
September 30, 2012	$632	$358	$(274)
December 31, 2011	$2,470	$465	$(2,005)

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

110	Freddie Mac

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012, at a reasonable level of assurance due to the two material weaknesses in our internal control over financial reporting discussed below.

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

•

The second material weakness, which was identified during our evaluation as of December 31, 2011, relates to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from elevated levels of employee turnover. We are finding it difficult to retain and engage critical employees and attract people with the skills and experience we need. We have been able to leverage succession plans and reassign responsibilities to maintain sound internal control over financial reporting in most areas. However, as a result of elevated levels of employee turnover, in the fourth quarter of 2011 we experienced a significant increase in the number of control breakdowns within certain areas of our information technology division, specifically within groups responsible for information change management and information security. During our evaluation as of December 31, 2011, we identified deficiencies in the following areas: (a) approval and monitoring of changes to certain technology applications and infrastructure; (b) monitoring of select privileged user activities; and (c) monitoring user activities performed on certain technology hardware systems. These control breakdowns could have affected applications which support our financial reporting processes. Elevated levels of employee turnover contributed to ineffective management oversight of controls in these areas resulting in these deficiencies. We believe that these issues aggregate to a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2012

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to have concerns about staffing inadequacies, management depth, employee turnover and low employee engagement which may affect our execution capabilities, cause delays in the implementation of critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities. While employee turnover in the second and third quarters of 2012 was lower than in the corresponding quarters of 2011, we expect ongoing uncertainty regarding the future role of the GSEs and other factors will continue to affect our employees in a variety of ways and may contribute to periods of elevated employee turnover or low employee engagement.

William H. McDavid, our new Executive Vice President — General Counsel and Corporate Secretary, joined Freddie Mac on July 16, 2012.

Mitigating Actions Related to the Material Weaknesses in Internal Control Over Financial Reporting

As described under “Evaluation of Disclosure Controls and Procedures,” we have two material weaknesses in internal control over financial reporting as of September 30, 2012 that we have not remediated.

111	Freddie Mac

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

We have performed the following mitigating actions regarding the material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, resulting from increased levels of employee turnover:

•	Reviewed potential unauthorized changes to applications supporting our financial statements for proper approvals.

•	Reviewed and approved user access capabilities for applications supporting our financial reporting processes.

•	Maintained effective business process controls over financial reporting.

•	Filled the vacant positions or reassigned responsibilities within the information change management and information security monitoring groups.

•	Took select actions targeted to reduce employee attrition in key control areas.

•	Continued to explore various strategic arrangements with outside firms to provide operational capability and staffing for these functions, if needed.

•	Assessed staffing requirements to ensure appropriate staffing over information security controls.

•	Evaluated automation capabilities for the identification and resolution of potential unauthorized system changes.

•	Initiated training for IT individuals who execute or manage change management and security controls.

•	Developed cross-training programs within this area to mitigate the risk to the internal control environment should we continue to experience high levels of employee turnover.

•	Updated our policies and procedures to document control processes.

In view of our mitigating actions related to these material weaknesses, we believe that our interim consolidated financial statements for the quarter ended September 30, 2012 have been prepared in conformity with GAAP.

112	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

113	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$15,838	$19,140	$50,112	$58,986
Unsecuritized	2,108	2,282	6,644	6,890

Total mortgage loans	17,946	21,422	56,756	65,876
Investments in securities	2,522	3,150	8,237	9,708
Other	26	8	60	60

Total interest income	20,494	24,580	65,053	75,644

Interest expense
Debt securities of consolidated trusts	(13,584)	(16,715)	(43,462)	(51,379)
Other debt	(2,493)	(3,072)	(7,969)	(9,970)

Total interest expense	(16,077)	(19,787)	(51,431)	(61,349)
Expense related to derivatives	(148)	(180)	(467)	(581)

Net interest income	4,269	4,613	13,155	13,714
Provision for credit losses	(610)	(3,606)	(2,590)	(8,124)

Net interest income after provision for credit losses	3,659	1,007	10,565	5,590

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(34)	(310)	(39)	(212)
Gains (losses) on retirement of other debt	11	19	(55)	34
Gains (losses) on debt recorded at fair value	(10)	133	35	15
Derivative gains (losses)	(488)	(4,752)	(2,426)	(8,986)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(332)	(459)	(942)	(1,743)
Portion of other-than-temporary impairment recognized in AOCI	65	298	13	37

Net impairment of available-for-sale securities recognized in earnings	(267)	(161)	(929)	(1,706)
Other gains (losses) on investment securities recognized in earnings	(330)	(541)	(974)	(452)
Other income	558	814	1,561	1,400

Non-interest income (loss)	(560)	(4,798)	(2,827)	(9,907)

Non-interest expense
Salaries and employee benefits	(202)	(212)	(605)	(638)
Professional services	(93)	(73)	(245)	(193)
Occupancy expense	(15)	(14)	(43)	(44)
Other administrative expenses	(91)	(82)	(246)	(251)

Total administrative expenses	(401)	(381)	(1,139)	(1,126)
Real estate owned operations income (expense)	49	(221)	(92)	(505)
Other expenses	(121)	(85)	(374)	(299)

Non-interest expense	(473)	(687)	(1,605)	(1,930)

Income (loss) before income tax benefit	2,626	(4,478)	6,133	(6,247)
Income tax benefit	302	56	392	362

Net income (loss)	2,928	(4,422)	6,525	(5,885)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,599	(80)	3,508	2,764
Changes in unrealized gains (losses) related to cash flow hedge relationships	102	124	320	391
Changes in defined benefit plans	1	2	(42)	(6)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,702	46	3,786	3,149

Comprehensive income (loss)	$5,630	$(4,376)	$10,311	$(2,736)

Net income (loss)	$2,928	$(4,422)	$6,525	$(5,885)
Preferred stock dividends	(1,809)	(1,618)	(5,421)	(4,840)

Net income (loss) attributable to common stockholders	$1,119	$(6,040)	$1,104	$(10,725)

Net income (loss) per common share:
Basic	$0.35	$(1.86)	$0.34	$(3.30)
Diluted	$0.35	$(1.86)	$0.34	$(3.30)
Weighted average common shares outstanding (in thousands):
Basic	3,239,477	3,244,496	3,240,241	3,245,473
Diluted	3,239,477	3,244,496	3,240,241	3,245,473

The accompanying notes are an integral part of these consolidated financial statements.

114	Freddie Mac

FREDDIE MAC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions,
	except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $2, respectively, related to our consolidated VIEs)	$7,783	$28,442
Restricted cash and cash equivalents (includes $8,427 and $27,675, respectively, related to our consolidated VIEs)	8,759	28,063
Federal funds sold and securities purchased under agreements to resell (includes $21,000 and $0, respectively, related to our consolidated VIEs)	45,805	12,044
Investments in securities:
Available-for-sale, at fair value (includes $149 and $204, respectively, pledged as collateral that may be repledged)	183,504	210,659
Trading, at fair value	46,596	58,830

Total investments in securities	230,100	269,489
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $5,788 and $8,351, respectively)	1,505,576	1,564,131
Unsecuritized (net of allowances for loan losses of $27,729 and $30,912, respectively)	179,914	207,418

Total held-for-investment mortgage loans, net	1,685,490	1,771,549
Held-for-sale, at fair value (includes $12,845 and $9,710 at fair value, respectively)	12,845	9,710

Total mortgage loans, net	1,698,335	1,781,259
Accrued interest receivable (includes $5,631 and $6,242, respectively, related to our consolidated VIEs)	7,174	8,062
Derivative assets, net	765	118
Real estate owned, net (includes $43 and $60, respectively, related to our consolidated VIEs)	4,502	5,680
Deferred tax assets, net	1,551	3,546
Other assets (Note 18) (includes $7,310 and $6,083, respectively, related to our consolidated VIEs)	11,729	10,513

Total assets	$2,016,503	$2,147,216

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $5,362 and $5,943, respectively, related to our consolidated VIEs)	$7,528	$8,898
Debt, net:
Debt securities of consolidated trusts held by third parties	1,432,632	1,471,437
Other debt (includes $2,168 and $3,015 at fair value, respectively)	565,036	660,546

Total debt, net	1,997,668	2,131,983
Derivative liabilities, net	287	435
Other liabilities (Note 18) (includes $2 and $3, respectively, related to our consolidated VIEs)	6,113	6,046

Total liabilities	2,011,596	2,147,362

Commitments and contingencies (Notes 9, 10, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,171
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,033,623 shares and 649,725,302 shares outstanding, respectively	—	—
Additional paid-in capital	1	3
Retained earnings (accumulated deficit)	(73,445)	(74,525)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $8,047 and $10,334, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(2,705)	(6,213)
Cash flow hedge relationships	(1,410)	(1,730)
Defined benefit plans	(94)	(52)

Total AOCI, net of taxes	(4,209)	(7,995)
Treasury stock, at cost, 75,830,263 shares and 76,138,584 shares, respectively	(3,885)	(3,909)

Total equity (deficit)	4,907	(146)

Total liabilities and equity (deficit)	$2,016,503	$2,147,216

The accompanying notes are an integral part of these consolidated financial statements.

115	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding
	Senior Preferred Stock	Preferred Stock	Common Stock	Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	(in millions)
Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$(401)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(5,885)	—	—	(5,885)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	3,149	—	3,149

Comprehensive income (loss)	—	—	—	—	—	—	—	(5,885)	3,149	—	(2,736)
Increase in liquidation preference	—	—	—	1,979	—	—	—	—	—	—	1,979
Stock-based compensation	—	—	—	—	—	—	9	—	—	—	9
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(43)	—	—	43	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,840)	—	—	(4,840)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	(3)

Ending balance at September 30, 2011	1	464	650	$66,179	$14,109	$—	$2	$(73,489)	$(8,882)	$(3,910)	$(5,991)

Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,525	—	—	6,525
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	3,786	—	3,786

Comprehensive income	—	—	—	—	—	—	—	6,525	3,786	—	10,311
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,425)	—	—	(5,425)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)

Ending balance at September 30, 2012	1	464	650	$72,336	$14,109	$—	$1	$(73,445)	$(4,209)	$(3,885)	$4,907

The accompanying notes are an integral part of these consolidated financial statements.

116	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$6,525	$(5,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative (gains) losses	(504)	5,117
Asset related amortization - premiums, discounts, and basis adjustments	3,120	1,201
Debt related amortization - premiums and discounts on certain debt securities and basis adjustments	(3,857)	(686)
Net discounts paid on retirements of other debt	(723)	(627)
Net premiums received from issuance of debt securities of consolidated trusts	2,937	2,955
Losses on extinguishment of debt securities of consolidated trusts and other debt	94	178
Provision for credit losses	2,590	8,124
Losses on investment activity	1,051	1,537
Gains on debt recorded at fair value	(35)	(15)
Deferred income tax benefit	(47)	(46)
Purchases of held-for-sale mortgage loans	(16,882)	(9,553)
Sales of mortgage loans acquired as held-for-sale	14,553	10,283
Repayments of mortgage loans acquired as held-for-sale	45	29
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(941)	(882)
Change in:
Accrued interest receivable	888	386
Accrued interest payable	(1,285)	(1,461)
Income taxes payable	(287)	(315)
Other, net	(1,069)	(942)

Net cash provided by operating activities	6,173	9,398

Cash flows from investing activities
Purchases of trading securities	(23,816)	(36,143)
Proceeds from sales of trading securities	11,795	28,742
Proceeds from maturities of trading securities	22,389	11,835
Purchases of available-for-sale securities	(2,823)	(9,548)
Proceeds from sales of available-for-sale securities	1,523	2,390
Proceeds from maturities of available-for-sale securities	29,143	25,742
Purchases of held-for-investment mortgage loans	(52,153)	(27,515)
Repayments of mortgage loans acquired as held-for-investment	377,453	245,323
Decrease (increase) in restricted cash	19,304	(17,584)
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	8,719	9,875
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(33,761)	35,928
Derivative premiums and terminations and swap collateral, net	(393)	(5,445)

Net cash provided by investing activities	357,380	263,600

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	71,290	67,248
Repayments of debt securities of consolidated trusts held by third parties	(354,829)	(316,458)
Proceeds from issuance of other debt	546,877	799,561
Repayments of other debt	(642,281)	(839,290)
Increase in liquidation preference of senior preferred stock	165	1,979
Payment of cash dividends on senior preferred stock	(5,425)	(4,840)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(10)	(37)

Net cash used in financing activities	(384,212)	(291,836)

Net decrease in cash and cash equivalents	(20,659)	(18,838)
Cash and cash equivalents at beginning of period	28,442	37,012

Cash and cash equivalents at end of period	$7,783	$18,174

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$57,962	$64,837
Net derivative interest carry	3,007	3,352
Income taxes	(58)	(1)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	250,738	206,328
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	250,738	206,328
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to consolidation of variable interest entities for which we are the primary beneficiary	(4,407)	—

The accompanying notes are an integral part of these consolidated financial statements.

117	Freddie Mac

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

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator. On March 8, 2012, FHFA instituted a scorecard for use by both us and Fannie Mae that establishes objectives, performance targets and measures for 2012, and provides the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives laid out in the 2012 conservatorship scorecard. Based on our charter, other legislation, public statements from FHFA and Treasury officials, and other guidance and directives from our Conservator, we have a variety of different, and potentially competing, objectives. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

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

118	Freddie Mac

the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements.

We recorded the cumulative effect of certain miscellaneous errors related to previously reported periods as corrections in the three and nine months ended September 30, 2012. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ended December 31, 2012, or to the trend of earnings. The impact to earnings, net of taxes, of the errors corrected during the three and nine months ended September 30, 2012 was $704 million and $564 million, respectively.

As of September 30, 2012, we classified loans discharged in Chapter 7 bankruptcy as TDRs. Prior to the third quarter of 2012, these loans were not classified as TDRs (unless they were already classified as such for other reasons) and we measured those loans collectively for impairment. As a result of this change, loans representing $19.5 billion in UPB were newly classified as TDRs and have been individually measured for impairment regardless of the loan’s payment status. The overall effect on our loan loss reserves as of September 30, 2012, was an increase of $0.2 billion, reflecting the additional provision for credit losses recorded in the third quarter of 2012 related to these loans. This change represents the correction of an error that was not material to our previously reported consolidated financial statements. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NONPERFORMING LOANS” for additional information on loans where the borrowers’ debts have been discharged in Chapter 7 bankruptcy.

During the third quarter of 2012, we corrected an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interests issued by the trusts, but did not consolidate the trusts in prior periods. We consolidated these trusts during the third quarter of 2012 by derecognizing our investments in these entities, which totaled $4.4 billion, and recognizing the assets and liabilities of the consolidated entities at their fair values. This correction also reduced other income by $106 million during the third quarter of 2012. The correction of this error was not material to our consolidated financial statements.

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

119	Freddie Mac

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

120	Freddie Mac

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

121	Freddie Mac

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

Since the report was delivered, the temporary high-cost area limits expired. In addition, as discussed below, two increases in guarantee fees have occurred or been announced in recent months and our mortgage-related investments portfolio has been reduced. We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this law directs FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Under the law, the proceeds from this increase are being remitted to Treasury to fund the payroll tax cut, rather than retained by the companies. Effective April 1, 2012, at the direction of FHFA, the guarantee fee on single-family residential mortgages sold to Freddie Mac and Fannie Mae was increased by 10 basis points.

On August 31, 2012, FHFA announced that it has directed Freddie Mac and Fannie Mae to further increase guarantee fees on single-family mortgages by an average of 10 basis points. The announcement stated that the changes to the guarantee fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms. The announcement stated that the increase in guarantee fees will:

•	Make more uniform the guarantee fees that Freddie Mac and Fannie Mae charge lenders who deliver large volumes of loans as compared to those who deliver smaller volumes; and

•	Reduce cross-subsidies between higher-risk and lower-risk mortgages by increasing guarantee fees on loans with maturities longer than fifteen years more than on shorter-maturity loans.

For commitments on loans purchased for cash, the increase in guarantee fees was effective starting on November 1, 2012. For settlements of loans exchanged for mortgage-related securities, the increase in guarantee fees will be effective starting on December 1, 2012.

Amendment to the Purchase Agreement

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement. The principal changes, which are consistent with FHFA’s strategic plan for the Freddie Mac and Fannie Mae conservatorships, are as follows:

•

Replacement of the fixed dividend rate with a net worth sweep dividend. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter exceeds zero. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. This amendment to the Purchase Agreement effectively ends the circular practice of Treasury advancing funds to us to pay dividends back to Treasury.

•

Accelerated wind-down of the mortgage-related investments portfolio. The UPB of our mortgage-related investments portfolio will not be allowed to exceed: (a) $650 billion on December 31, 2012; or (b) on December 31 of each year thereafter, 85% of the aggregate amount of the UPB we were permitted to own as of December 31 of the immediately preceding calendar year, until the portfolio reaches $250 billion.

122	Freddie Mac

•

Submission of annual risk management plan to Treasury. Not later than December 15, 2012, and not later than December 15 of each year thereafter during conservatorship, we are required to deliver a risk management plan to Treasury setting out our strategy for reducing our enterprise-wide risk profile and the actions we will take to reduce the financial and operational risk associated with each of our reportable business segments.

•

Suspension of periodic commitment fee. For each quarter commencing January 1, 2013, and for as long as the revised dividend provisions under the amendment remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable.

•

Allowance of non-ordinary course asset and property sales with less than $250 million in fair market value. We will no longer be required to obtain prior written consent from Treasury for the disposition of assets and properties outside the normal course of business having a fair market value less than $250 million.

Impact of the Purchase Agreement and FHFA Regulation and Other Restrictions on the Mortgage-Related Investments Portfolio

The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, may not exceed $650 billion at December 31, 2012 and was $568 billion at September 30, 2012. The annual 15% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we received from the government during the three months ended September 30, 2012 include the following:

•	In September 2012 we paid dividends of $1.8 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement.

Through September 2012, we paid $21.9 billion in cash dividends in the aggregate on the senior preferred stock. Continued cash payment of senior preferred dividends will have an adverse impact on our future financial condition and net worth.

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

123	Freddie Mac

consolidate on our balance sheet the assets and liabilities of these trusts. In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE, as discussed below.

VIEs for which We are the Primary Beneficiary

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” in our 2011 Annual Report for information on the nature of single-family PC trusts, REMICs and Other Structured Securities, and Other Guarantee Transactions.

Single-family PC Trusts

Our single-family PC trusts issue pass-through securities that represent undivided beneficial interests in pools of mortgages held by these trusts. At September 30, 2012 and December 31, 2011, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion and $1.6 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

REMICs and Other Structured Securities

REMICs and Other Structured Securities are mortgage-related securities that we issue to third parties. We do not consolidate these securities unless we hold substantially all of the beneficial interests in the trust and are therefore considered to be the primary beneficiary. We have investments in certain REMIC trusts where we held substantially all the outstanding beneficial interests in the trusts in prior periods, but did not consolidate the trusts in those periods. We began consolidating these trusts during the third quarter of 2012 by derecognizing our investments in these entities, which totaled approximately $4.4 billion, and recognizing the assets and liabilities of the consolidated entities at their fair values.

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

Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of certain Other Guarantee Transactions with underlying assets totaling $11.0 billion and $12.9 billion at September 30, 2012 and December 31, 2011, respectively. For those Other Guarantee Transactions that we do consolidate, the investors in these securities have recourse only to the assets of those VIEs.

124	Freddie Mac

Consolidated VIEs

The table below represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	September 30, 2012	December 31, 2011
	(in millions)
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	8,427	27,675
Federal funds sold and securities purchased under agreements to resell	21,000	—
Mortgage loans held-for-investment by consolidated trusts	1,505,576	1,564,131
Accrued interest receivable	5,631	6,242
Real estate owned, net	43	60
Other assets	7,310	6,083

Total assets of consolidated VIEs	$1,547,988	$1,604,193

Accrued interest payable	$5,362	$5,943
Debt securities of consolidated trusts held by third parties	1,432,632	1,471,437
Other liabilities	2	3

Total liabilities of consolidated VIEs	$1,437,996	$1,477,383

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

125	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	September 30, 2012
		Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)		Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$64	$—	$—	$—	$—
Restricted cash and cash equivalents	—	24	—	23	187
Investments in securities:
Available-for-sale, at fair value	—	63,680	113,297	—	—
Trading, at fair value	543	11,501	11,678	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	67,416	—
Held-for-sale	—	—	—	12,845	—
Accrued interest receivable	—	355	373	328	6
Derivative assets, net	—	—	—	—	1
Other assets	—	556	—	534	428
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(41)
Other liabilities	—	(659)	—	(30)	(673)
Maximum Exposure to Loss	$607	$46,302	$134,922	$81,146	$11,034
Total Assets of Non-Consolidated VIEs(4)	$3,074	$53,550	$799,230	$136,313	$25,228

	December 31, 2011
		Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)		Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$447	$—	$—	$—	$—
Restricted cash and cash equivalents	—	53	—	33	167
Investments in securities:
Available-for-sale, at fair value	—	81,092	121,743	—	—
Trading, at fair value	302	16,047	15,473	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	72,295	—
Held-for-sale	—	—	—	9,710	—
Accrued interest receivable	—	471	420	353	6
Derivative assets, net	—	—	—	—	1
Other assets	—	432	1	375	434
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(42)
Other liabilities	—	(585)	—	(39)	(675)
Maximum Exposure to Loss	$749	$36,438	$153,620	$82,766	$11,198
Total Assets of Non-Consolidated VIEs(4)	$16,748	$41,740	$921,219	$134,145	$25,616

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss includes accrued interest receivable associated with these loans.
(4)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

Asset-Backed Investment Trusts
At September 30, 2012 and December 31, 2011, we had investments in 17 and 11 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary, respectively. Our investments in these asset-backed investment trusts as of September 30, 2012 were made during 2012. At both September 30, 2012 and December 31, 2011, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic

126	Freddie Mac

performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report. Our investments in these trusts totaled $0.6 billion and $0.7 billion at September 30, 2012 and December 31, 2011, respectively, and are included as cash and cash equivalents, available-for-sale securities, or trading securities on our consolidated balance sheets. At both September 30, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

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

Our investments in these non-Freddie Mac securities at September 30, 2012 were made between 1994 and 2012. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of September 30, 2012 or December 31, 2011. At both September 30, 2012 and December 31, 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase loans made to various multifamily real estate entities. We primarily purchase such loans for securitization. The loans we acquire usually are, at origination, equal to 80% or less of the value of the related underlying property. The remaining 20% of value is typically funded through equity contributions by the partners or members of the borrower entity. In a few cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders.

We held more than 6,000 and 7,000 unsecuritized multifamily loans at September 30, 2012 and December 31, 2011, respectively. The UPB of our investments in these loans was $80.3 billion and $82.3 billion as of September 30, 2012 and December 31, 2011, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both September 30, 2012 and December 31, 2011, the amount of unsecuritized multifamily loans for which we could be

127	Freddie Mac

considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs primarily includes certain of our other mortgage-related guarantees and other guarantee commitments that we account for as derivatives.

At September 30, 2012 and December 31, 2011, we were the primary beneficiary of two and one, respectively, real estate entities that invest in multifamily property, related to credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See “Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary” for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our other variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

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

The table below summarizes the types of loans on our consolidated balance sheets as of September 30, 2012 and December 31, 2011.

128	Freddie Mac

Table 4.1 — Mortgage Loans

	September 30, 2012			December 31, 2011
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family: (1)
Fixed-rate
Amortizing	$130,267	$1,365,467	$1,495,734	$153,177	$1,418,751	$1,571,928
Interest-only	2,693	10,278	12,971	3,184	14,758	17,942

Total fixed-rate	132,960	1,375,745	1,508,705	156,361	1,433,509	1,589,870

Adjustable-rate
Amortizing	2,910	67,887	70,797	3,428	68,362	71,790
Interest-only	8,256	34,285	42,541	10,376	43,655	54,031

Total adjustable-rate	11,166	102,172	113,338	13,804	112,017	125,821

Other Guarantee Transactions	—	10,941	10,941	—	12,776	12,776
FHA/VA and other governmental	1,306	3,152	4,458	1,494	3,254	4,748

Total single-family	145,432	1,492,010	1,637,442	171,659	1,561,556	1,733,215

Multifamily: (1)
Fixed-rate	68,192	—	68,192	69,647	—	69,647
Adjustable-rate	12,073	—	12,073	12,661	—	12,661
Other governmental	3	—	3	3	—	3

Total multifamily	80,268	—	80,268	82,311	—	82,311

Total UPB of mortgage loans	225,700	1,492,010	1,717,710	253,970	1,561,556	1,815,526

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,611)	19,354	13,743	(6,125)	10,926	4,801
Fair value adjustments on loans held-for-sale (2)	399	—	399	195	—	195
Allowance for loan losses on mortgage loans held-for-investment	(27,729)	(5,788)	(33,517)	(30,912)	(8,351)	(39,263)

Total mortgage loans, net	$192,759	$1,505,576	$1,698,335	$217,128	$1,564,131	$1,781,259

Mortgage loans, net:
Held-for-investment	$179,914	$1,505,576	$1,685,490	$207,418	$1,564,131	$1,771,549
Held-for-sale	12,845	—	12,845	9,710	—	9,710

Total mortgage loans, net	$192,759	$1,505,576	$1,698,335	$217,128	$1,564,131	$1,781,259

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.

During the three months ended September 30, 2012 and 2011, we purchased $101.6 billion and $69.9 billion, respectively, in UPB of single-family mortgage loans and $0.3 billion and $0.7 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. During the nine months ended September 30, 2012 and 2011, we purchased $291.2 billion and $227.9 billion, respectively, in UPB of single-family mortgage loans and $0.7 billion and $2.3 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have any reclassifications of mortgage loans into held-for-sale during the three and nine months ended September 30, 2012. We did not sell any held-for-investment loans during the three and nine months ended September 30, 2012.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both September 30, 2012 and December 31, 2011, approximately 15% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information

129	Freddie Mac

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

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of September 30, 2012				As of December 31, 2011
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$679,505	$320,606	$202,611	$1,202,722	$641,698	$383,320	$247,468	$1,272,486
15-year amortizing fixed-rate (3)	246,780	17,591	4,982	269,353	238,287	18,280	2,966	259,533
Adjustable-rate(4)	49,879	10,947	5,886	66,712	43,728	13,826	9,180	66,734
Alt-A, interest-only, and option ARM(5)	27,992	25,028	59,376	112,396	30,589	29,251	79,418	139,258

Total single-family loans	$1,004,156	$374,172	$272,855	1,651,183	$954,302	$444,677	$339,032	1,738,011

Multifamily loans				67,824				72,801

Total recorded investment of held-for-investment loans				$1,719,007				$1,810,812

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on either: (a) the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price for purchase mortgages; or (b) a third-party appraisal for refinance mortgages. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 12.9% and 12.8% as of September 30, 2012 and December 31, 2011, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts gradually after five years to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for presentation even though they have a rate adjustment provision, because the future rates are determined at the time of the modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. Modified loans within the Alt-A category remain as such, even though the borrower may have provided full documentation of assets and income to complete the modification. Modified loans within the option ARM category remain as such even though the modified loan no longer provides for optional payment provisions.

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

130	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$28,849	$6,258	$191	$35,298	$29,283	$8,948	$159	$38,390
Provision (benefit) for credit losses	(837)	1,485	2	650	1,597	2,051	(5)	3,643
Charge-offs (2)	(3,190)	(259)	(3)	(3,452)	(3,446)	(275)	(2)	(3,723)
Recoveries(2)	496	50	—	546	549	60	—	609
Transfers, net(3)	2,003	(1,746)	(1)	256	2,259	(2,088)	(2)	169

Ending balance	$27,321	$5,788	$189	$33,298	$30,242	$8,696	$150	$39,088

Multifamily:
Beginning balance	$449	$—	$47	$496	$636	$—	$69	$705
Provision (benefit) for credit losses	(39)	—	(1)	(40)	(22)	—	(15)	(37)
Charge-offs(2)	(2)	—	(1)	(3)	(8)	—	—	(8)
Transfers, net	—	—	—	—	—	—	(4)	(4)

Ending balance	$408	$—	$45	$453	$606	$—	$50	$656

Total:
Beginning balance	$29,298	$6,258	$238	$35,794	$29,919	$8,948	$228	$39,095
Provision (benefit) for credit losses	(876)	1,485	1	610	1,575	2,051	(20)	3,606
Charge-offs(2)	(3,192)	(259)	(4)	(3,455)	(3,454)	(275)	(2)	(3,731)
Recoveries(2)	496	50	—	546	549	60	—	609
Transfers, net(3)	2,003	(1,746)	(1)	256	2,259	(2,088)	(6)	165

Ending balance	$27,729	$5,788	$234	$33,751	$30,848	$8,696	$200	$39,744

	Nine Months Ended September 30,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$30,406	$8,351	$159	$38,916	$27,317	$11,644	$137	$39,098
Provision (benefit) for credit losses	(1,725)	4,352	44	2,671	2,322	5,885	27	8,234
Charge-offs(2)	(9,689)	(734)	(9)	(10,432)	(10,320)	(712)	(6)	(11,038)
Recoveries(2)	1,451	95	—	1,546	1,986	107	—	2,093
Transfers, net(3)	6,878	(6,276)	(5)	597	8,937	(8,228)	(8)	701

Ending balance	$27,321	$5,788	$189	$33,298	$30,242	$8,696	$150	$39,088

Multifamily:
Beginning balance	$506	$—	$39	$545	$730	$—	$98	$828
Provision (benefit) for credit losses	(88)	—	7	(81)	(75)	—	(35)	(110)
Charge-offs(2)	(10)	—	(1)	(11)	(49)	—	—	(49)
Transfers, net	—	—	—	—	—	—	(13)	(13)

Ending balance	$408	$—	$45	$453	$606	$—	$50	$656

Total:
Beginning balance	$30,912	$8,351	$198	$39,461	$28,047	$11,644	$235	$39,926
Provision (benefit) for credit losses	(1,813)	4,352	51	2,590	2,247	5,885	(8)	8,124
Charge-offs(2)	(9,699)	(734)	(10)	(10,443)	(10,369)	(712)	(6)	(11,087)
Recoveries(2)	1,451	95	—	1,546	1,986	107	—	2,093
Transfers, net(3)	6,878	(6,276)	(5)	597	8,937	(8,228)	(21)	688

Ending balance	$27,729	$5,788	$234	$33,751	$30,848	$8,696	$200	$39,744

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.86%				2.06%

(1)	Loans associated with our reserve for guarantee losses are those that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $70 million and $108 million for the three months ended September 30, 2012 and 2011, respectively, and $245 million and $317 million for the nine months ended September 30, 2012 and 2011, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	Consists of: (a) approximately $1.8 billion and $2.1 billion during the three months ended September 30, 2012 and 2011, respectively, and $6.3 billion and $8.2 billion during the nine months ended September 30, 2012 and 2011, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $262 million and $256 million during the three months ended September 30, 2012 and 2011, respectively, and $592 million and $879 million during the nine months ended September 30, 2012 and 2011, respectively, attributable to recapitalization of past due interest on modified mortgage loans; (c) $0 million and $81 million during the three months ended September 30, 2012 and 2011, respectively, and $0 million and $214 million during the nine months ended September 30, 2012 and 2011, respectively, related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for estimated credit losses; and (d) $5 million and $6 million during the three months ended September 30, 2012 and 2011, respectively, and $6 million and $54 million during the nine months ended September 30, 2012 and 2011, respectively of other transfers.

131	Freddie Mac

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	September 30, 2012			December 31, 2011
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,562,584	$65,413	$1,627,997	$1,677,974	$70,131	$1,748,105
Individually evaluated	88,599	2,411	91,010	60,037	2,670	62,707

Total recorded investment	1,651,183	67,824	1,719,007	1,738,011	72,801	1,810,812

Ending balance of the allowance for loan losses:
Collectively evaluated	(14,608)	(176)	(14,784)	(23,657)	(260)	(23,917)
Individually evaluated	(18,501)	(232)	(18,733)	(15,100)	(246)	(15,346)

Total ending balance of the allowance	(33,109)	(408)	(33,517)	(38,757)	(506)	(39,263)

Net investment in mortgage loans	$1,618,074	$67,416	$1,685,490	$1,699,254	$72,295	$1,771,549

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.4% and 13.0% of the recorded investment in such loans at September 30, 2012 and December 31, 2011, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.4% and 0.5% of the recorded investment in such loans as of September 30, 2012 and December 31, 2011, respectively.

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

132	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in millions)
Single-family:
Primary mortgage insurance	$187,151	$198,007	$46,287	$48,741
Lender recourse and indemnifications	8,147	8,798	7,989	8,453
Pool insurance (3)	19,039	26,754	1,993	2,210
HFA indemnification(4)	7,104	8,637	3,323	3,323
Subordination(5)	3,038	3,281	537	647
Other credit enhancements	68	133	68	99

Total	$224,547	$245,610	$60,197	$63,473

Multifamily:
HFA indemnification(4)	$1,188	$1,331	$699	$699
Subordination(5)	34,960	23,636	5,538	3,359
Other credit enhancements	8,179	8,334	2,582	2,554

Total	$44,327	$33,301	$8,819	$6,612

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $14.4 billion and $16.6 billion in UPB of single-family loans underlying Other Guarantee Transactions as of September 30, 2012 and December 31, 2011, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end, including amounts for certain policies that allow for cross collateralization, which represents duplicate coverage in certain cases. Prior period amounts have been revised to conform to current period presentation. Excludes approximately $8.4 billion and $13.5 billion in UPB at September 30, 2012 and December 31, 2011, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts provide insurance on a group of mortgage loans up to a stated aggregate loss limit. We have not purchased pool insurance on single-family loans since March 2008. We also reached the maximum limit of recovery on certain pool insurance contracts. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.5 billion and $4.7 billion as of September 30, 2012 and December 31, 2011, respectively.

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

133	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at September 30, 2012				For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in millions)
Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate (2)	$6,412	$2,994	$—	$2,994	$3,009	$86	$3,052	$247
15-year amortizing fixed-rate (2)	55	22	—	22	21	1	21	5
Adjustable rate (3)	13	7	—	7	6	—	6	—
Alt-A, interest-only, and option ARM (4)	1,795	822	—	822	826	16	836	45

Total with no specific allowance recorded	8,275	3,845	—	3,845	3,862	103	3,915	297

With specific allowance recorded: (5)
20 and 30-year or more, amortizing fixed-rate (2)	52,370	51,289	(12,390)	38,899	50,471	447	47,731	1,091
15-year amortizing fixed-rate (2)	397	383	(42)	341	361	4	350	12
Adjustable rate (3)	336	325	(62)	263	300	3	282	6
Alt-A, interest-only, and option ARM (4)	13,540	13,230	(3,797)	9,433	12,973	87	12,480	219
Loans with borrowers in bankruptcy (6)	19,506	19,527	(2,210)	17,317	19,376	200	6,459	67

Total with specific allowance recorded	86,149	84,754	(18,501)	66,253	83,481	741	67,302	1,395

Combined single-family:
20 and 30-year or more, amortizing fixed-rate (2)	58,782	54,283	(12,390)	41,893	53,480	533	50,783	1,338
15-year amortizing fixed-rate (2)	452	405	(42)	363	382	5	371	17
Adjustable rate (3)	349	332	(62)	270	306	3	288	6
Alt-A, interest-only, and option ARM (4)	15,335	14,052	(3,797)	10,255	13,799	103	13,316	264
Loans with borrowers in bankruptcy (6)	19,506	19,527	(2,210)	17,317	19,376	200	6,459	67

Total single-family (7)	$94,424	$88,599	$(18,501)	$70,098	$87,343	$844	$71,217	$1,692

Multifamily —
With no specific allowance recorded (8)	$1,052	$1,040	$—	$1,040	$1,044	$14	$1,296	$46
With specific allowance recorded	1,379	1,371	(232)	1,139	1,372	18	1,509	53

Total multifamily	$2,431	$2,411	$(232)	$2,179	$2,416	$32	$2,805	$99

Total single-family and multifamily	$96,855	$91,010	$(18,733)	$72,277	$89,759	$876	$74,022	$1,791

	Balance at December 31, 2011				For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in millions)
Single-family —
With no specific allowance recorded (1):
20 and 30-year or more, amortizing fixed-rate (2)	$7,073	$3,200	$—	$3,200	$3,332	$84	$3,406	$256
15-year amortizing fixed-rate (2)	57	23	—	23	44	2	45	5
Adjustable rate (3)	13	6	—	6	7	—	7	—
Alt-A, interest-only, and option ARM (4)	1,987	881	—	881	932	16	967	55

Total with no specific allowance recorded	9,130	4,110	—	4,110	4,315	102	4,425	316

With specific allowance recorded: (5)
20 and 30-year or more, amortizing fixed-rate (2)	44,672	43,533	(11,253)	32,280	40,035	268	33,172	596
15-year amortizing fixed-rate (2)	367	347	(43)	304	337	4	208	8
Adjustable rate (3)	280	268	(59)	209	234	2	139	3
Alt-A, interest-only, and option ARM (4)	12,103	11,779	(3,745)	8,034	10,766	58	8,763	110

Total with specific allowance recorded	57,422	55,927	(15,100)	40,827	51,372	332	42,282	717

Combined single-family:
20 and 30-year or more, amortizing fixed-rate (2)	51,745	46,733	(11,253)	35,480	43,367	351	36,578	852
15-year amortizing fixed-rate (2)	424	370	(43)	327	381	6	253	13
Adjustable rate (3)	293	274	(59)	215	241	2	146	3
Alt-A, interest-only, and option ARM (4)	14,090	12,660	(3,745)	8,915	11,698	75	9,730	165

Total single-family (7)	$66,552	$60,037	$(15,100)	$44,937	$55,687	$434	$46,707	$1,033

Multifamily —
With no specific allowance recorded (8)	$1,049	$1,044	$—	$1,044	$1,145	$15	$1,316	$46
With specific allowance recorded	1,644	1,626	(246)	1,380	1,733	22	1,931	63

Total multifamily	$2,693	$2,670	$(246)	$2,424	$2,878	$37	$3,247	$109

Total single-family and multifamily	$69,245	$62,707	$(15,346)	$47,361	$58,565	$471	$49,954	$1,142

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(5)	Consists primarily of mortgage loans classified as TDRs.
(6)	Represents single-family loans where the borrowers’ debts have been discharged in Chapter 7 bankruptcy but the loans were not already classified as TDR for other reasons prior to September 30, 2012. During the third quarter of 2012, we recognized $0.2 billion of provision for credit losses associated with these loans above the $2.0 billion that was previously provided for on these loans when the loans were collectively measured for impairment. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information.
(7)	As of September 30, 2012 and December 31, 2011 includes $86.1 billion and $57.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.3 billion and $9.1 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (1) for additional information.
(8)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

134	Freddie Mac

Interest income foregone on individually impaired loans was $0.6 billion and $1.7 billion for the three and nine months ended September 30, 2012, respectively, compared to $0.4 billion and $1.1 billion for the three and nine months ended September 30, 2011, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	September 30, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,127,840	$23,967	$8,101	$42,814	$1,202,722	$42,664
15-year amortizing fixed-rate(2)	266,360	1,448	327	1,218	269,353	1,211
Adjustable-rate(3)	64,311	676	216	1,509	66,712	1,505
Alt-A, interest-only, and option ARM(4)	88,742	4,013	1,681	17,960	112,396	17,928

Total single-family	1,547,253	30,104	10,325	63,501	1,651,183	63,308

Total multifamily	67,676	20	3	125	67,824	1,651

Total single-family and multifamily	$1,614,929	$30,124	$10,328	$63,626	$1,719,007	$64,959

	December 31, 2011
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,191,809	$24,964	$9,006	$46,707	$1,272,486	$46,600
15-year amortizing fixed-rate(2)	256,306	1,499	361	1,367	259,533	1,361
Adjustable-rate(3)	63,929	724	239	1,842	66,734	1,838
Alt-A, interest-only, and option ARM(4)	109,967	4,617	2,172	22,502	139,258	22,473

Total single-family	1,622,011	31,804	11,778	72,418	1,738,011	72,272

Total multifamily	72,715	2	15	69	72,801	1,882

Total single-family and multifamily	$1,694,726	$31,806	$11,793	$72,487	$1,810,812	$74,154

(1)	Based on recorded investment in the loan. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of September 30, 2012, there were $2.0 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $6.7 billion and $23.4 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three and nine months ended September 30, 2012, respectively, compared to $9.5 billion and $34.8 billion during the three and nine months ended September 30, 2011, respectively.

135	Freddie Mac

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	September 30, 2012	December 31, 2011
Single-family:
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	2.66%	2.80%
Total number of seriously delinquent loans	249,823	273,184
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	7.14%	7.56%
Total number of seriously delinquent loans	101,513	120,622
Other Guarantee Transactions:(2)
Serious delinquency rate	10.60%	10.54%
Total number of seriously delinquent loans	18,259	20,328
Total single-family:
Serious delinquency rate	3.37%	3.58%
Total number of seriously delinquent loans	369,595	414,134
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.18%	0.11%
UPB of delinquent loans (in millions)	$145	$93
Credit-enhanced portfolio:
Delinquency rate	0.45%	0.52%
UPB of delinquent loans (in millions)	$196	$166
Total Multifamily:
Delinquency rate	0.27%	0.22%
UPB of delinquent loans (in millions)	$341	$259

(1)	Single-family mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

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

In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as such for other reasons), regardless of the borrowers’ payment status. As a result, we classified loans representing approximately $19.5 billion in UPB as TDRs. At September 30, 2012, the majority of these TDR loans were not seriously delinquent and, in many cases, the borrowers were continuing to make timely payments.

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

136	Freddie Mac

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

In the case of borrowers considered for modifications, our servicers typically obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reduction; (b) term extension; and (c) principal forbearance. Principal forbearance is when a portion of the principal is made non-interest-bearing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans. During the three and nine months ended September 30, 2012, approximately 73% and 72%, of completed modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 20% and 21%, respectively, involved principal forbearance in addition to interest rate reductions and term extensions. During the three and nine months ended September 30, 2012, the average term extension was 145 and 124 months and the average interest rate reduction was 2.1% and 2.5%, respectively, on completed modifications classified as TDRs.

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

TDR Activity and Performance

The table below provides additional information about both our single-family and multifamily TDR activity during the three and nine months ended September 30, 2012, based on the original category of the loan before the loan was classified as a TDR. Our presentation of TDR activity includes all loans that were newly classified as a TDR during the respective period. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent activity would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.4 — TDR Activity, by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(in millions, except for number of loans)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate	19,214	$3,432	48,595	$8,869	54,778	$9,717	84,790	$16,374
15-year amortizing fixed-rate	949	92	3,724	360	3,014	284	5,358	544
Adjustable-rate(2)	478	90	1,789	347	1,487	282	2,714	550
Alt-A, interest-only, and option ARM	4,311	1,099	13,503	3,554	12,967	3,299	26,154	7,040
Loans with borrowers in bankruptcy(3)	145,637	20,011	—	—	145,637	20,011	—	—

Total Single-family	170,589	24,724	67,611	13,130	217,883	33,593	119,016	24,508

Multifamily	—	—	6	82	14	117	17	196

Total	170,589	$24,724	67,617	$13,212	217,897	$33,710	119,033	$24,704

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the three months ended September 30, 2012 and 2011, was $24.7 billion and $12.8 billion, respectively, and was $33.5 billion and $23.8 billion during the nine months ended September 30, 2012 and 2011, respectively.
(2)	Includes balloon/reset mortgage loans.
(3)	Consists of single-family loans where the borrowers’ debts have been discharged in Chapter 7 bankruptcy but the loans were not already classified as TDR for other reasons prior to September 30, 2012. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information.

137	Freddie Mac

The measurement of impairment for single-family TDRs is based on the excess of our recorded investment in the loan over the present value of the loan’s expected future cash flows. For multifamily loans, we use an estimate of the fair value of the loan’s collateral rather than the present value of expected future cash flows to determine the amount of impairment. Generally, restructurings of single-family loans that are TDRs have a higher allowance for loan losses than restructurings that are not considered TDRs because TDRs involve a concession being granted to the borrower. Our process for determining the appropriate allowance for loan losses for both single-family and multifamily loans considers the impact that our loss mitigation activities, such as loan restructurings, have on probabilities of default. For single-family loans evaluated individually and collectively for impairment that have been modified, the probability of default is affected by the incidence of redefault that we have experienced on similar loans that have completed a modification. For multifamily loans, the incidence of redefault on loans that have been modified does not directly affect the allowance for loan losses as our multifamily loans are generally evaluated individually for impairment based on the fair value of the underlying collateral. The process for determining the appropriate allowance for loan losses for multifamily loans evaluated collectively for impairment considers the incidence of redefault on loans that have completed a modification.

The table below presents the volume of payment defaults of our TDR modifications based on the original category of the loan before restructuring. Modified loans within the Alt-A category continue to remain in that category, even though the borrower may have provided full documentation of assets and income before completing the modification. Modified loans within the option ARM category continue to remain in that category even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during the nine months ended September 30, 2012 resulted in a modified loan with a fixed interest rate. Approximately $44.0 billion in UPB of our completed HAMP loan modifications at September 30, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. The table below reflects only performance of completed modifications and excludes loans subject to other loss mitigation activity that were classified as TDRs.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(in millions, except number of loans modified)
Single-family
20 and 30-year or more, amortizing fixed-rate	3,323	$596	6,235	$1,158	12,360	$2,280	17,584	$3,302
15-year amortizing fixed-rate	143	14	233	24	580	59	643	67
Adjustable-rate	78	16	131	27	278	60	376	79
Alt-A, interest-only, and option ARM	629	166	1,508	399	2,517	665	4,543	1,204

Total single-family	4,173	$792	8,107	$1,608	15,735	$3,064	23,146	$4,652

Multifamily	—	$—	7	$18	1	$5	7	$18

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification event during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure. We only include payment defaults for a single loan once during each quarter; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent period.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of September 30, 2012.

During the nine months ended September 30, 2012, there were 2,828 loans where we engaged in other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $429 million that returned to a current payment status, and then subsequently became two months delinquent. In addition, during the nine months ended September 30, 2012, there were 4,153 loans with other loss mitigation activities initially classified as TDRs, with a post-TDR recorded investment of $694 million that subsequently completed a loss event, such as a short sale or a foreclosure transfer. During the three months ended September 30, 2012, there were 5,883 loans with a recorded investment of $972 million that were initially classified as TDRs and the borrowers’ debts were discharged in Chapter 7 bankruptcy and the loan subsequently experienced a loss event.

138	Freddie Mac

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

Table 6.1 — REO

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance — REO, gross	$5,171	$6,533	$6,244	$7,908
Additions	1,861	2,346	5,741	7,207
Dispositions	(2,195)	(2,623)	(7,148)	(8,859)

Ending balance — REO, gross	4,837	6,256	4,837	6,256

Beginning balance, valuation allowance	(362)	(601)	(564)	(840)
Change in valuation allowance	27	(25)	229	214

Ending balance, valuation allowance	(335)	(626)	(335)	(626)

Ending balance — REO, net	$4,502	$5,630	$4,502	$5,630

The REO balance, net at September 30, 2012 and December 31, 2011 associated with single-family properties was $4.5 billion and $5.5 billion, respectively, and the balance associated with multifamily properties was $43 million and $133 million, respectively. The North Central region represented approximately 35% and 27% of our single-family REO additions during the three months ended September 30, 2012 and 2011, respectively, based on the number of properties, and the Southeast region represented approximately 27% of our single-family REO additions during both of these periods. Our single-family REO inventory consisted of 50,913 properties and 60,535 properties at September 30, 2012 and December 31, 2011, respectively. The pace of our REO acquisitions slowed beginning in the fourth quarter of 2010 due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.

Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized gains (losses) of $230 million and $(25) million on REO dispositions during the three months ended September 30, 2012 and 2011, respectively, and $491 million and $(199) million on REO dispositions during the nine months ended September 30, 2012 and 2011, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $9 million and $127 million during the three months ended September 30, 2012 and 2011, respectively, and $(15) million and $283 million during the nine months ended September 30, 2012 and 2011, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the nine months ended September 30, 2012 and 2011 was $5.2 billion and $6.6 billion, respectively.

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At September 30, 2012 and December 31, 2011, all available-for-sale securities are mortgage-related securities.

139	Freddie Mac

Table 7.1 — Available-For-Sale Securities

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$58,445	$5,263	$(28)	$63,680
Fannie Mae	15,319	1,219	(1)	16,537
Ginnie Mae	192	27	—	219
CMBS	48,894	3,852	(371)	52,375
Subprime	37,214	72	(10,466)	26,820
Option ARM	8,093	33	(2,502)	5,624
Alt-A and other	12,418	195	(1,611)	11,002
Obligations of states and political subdivisions	6,350	180	(3)	6,527
Manufactured housing	740	16	(36)	720

Total available-for-sale securities	$187,665	$10,857	$(15,018)	$183,504

December 31, 2011
Available-for-sale securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Fannie Mae	19,023	1,303	(4)	20,322
Ginnie Mae	219	30	—	249
CMBS	53,637	2,574	(548)	55,663
Subprime	41,347	60	(13,408)	27,999
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766

Total available-for-sale securities	$220,217	$10,557	$(20,115)	$210,659

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

140	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
September 30, 2012	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$598	$—	$(3)	$(3)	$1,813	$—	$(25)	$(25)	$2,411	$—	$(28)	$(28)
Fannie Mae	50	—	—	—	25	—	(1)	(1)	75	—	(1)	(1)
CMBS	615	—	(10)	(10)	3,349	(141)	(220)	(361)	3,964	(141)	(230)	(371)
Subprime	65	(9)	—	(9)	26,148	(8,117)	(2,340)	(10,457)	26,213	(8,126)	(2,340)	(10,466)
Option ARM	—	—	—	—	5,353	(2,385)	(117)	(2,502)	5,353	(2,385)	(117)	(2,502)
Alt-A and other	46	(2)	—	(2)	8,879	(1,273)	(336)	(1,609)	8,925	(1,275)	(336)	(1,611)
Obligations of states and political subdivisions	7	—	—	—	71	—	(3)	(3)	78	—	(3)	(3)
Manufactured housing	56	(1)	—	(1)	268	(29)	(6)	(35)	324	(30)	(6)	(36)

Total available-for-sale securities in a gross unrealized loss position	$1,437	$(12)	$(13)	$(25)	$45,906	$(11,945)	$(3,048)	$(14,993)	$47,343	$(11,957)	$(3,061)	$(15,018)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2011	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$2,196	$—	$(4)	$(4)	$1,884	$—	$(44)	$(44)	$4,080	$—	$(48)	$(48)
Fannie Mae	1,144	—	(2)	(2)	14	—	(2)	(2)	1,158	—	(4)	(4)
CMBS	997	(20)	(41)	(61)	3,573	(9)	(478)	(487)	4,570	(29)	(519)	(548)
Subprime	8	(1)	—	(1)	27,742	(10,785)	(2,622)	(13,407)	27,750	(10,786)	(2,622)	(13,408)
Option ARM	95	(13)	—	(13)	5,743	(3,067)	(89)	(3,156)	5,838	(3,080)	(89)	(3,169)
Alt-A and other	1,197	(114)	(4)	(118)	9,070	(2,088)	(606)	(2,694)	10,267	(2,202)	(610)	(2,812)
Obligations of states and political subdivisions	292	—	(6)	(6)	2,157	—	(60)	(60)	2,449	—	(66)	(66)
Manufactured housing	197	(5)	—	(5)	345	(44)	(11)	(55)	542	(49)	(11)	(60)

Total available-for-sale securities in a gross unrealized loss position	$6,126	$(153)	$(57)	$(210)	$50,528	$(15,993)	$(3,912)	$(19,905)	$56,654	$(16,146)	$(3,969)	$(20,115)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At September 30, 2012, total gross unrealized losses on available-for-sale securities were $15.0 billion. The gross unrealized losses relate to 1,189 individual lots representing 1,132 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

We conduct quarterly reviews to evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of its unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized in AOCI. The credit component represents the amount by which the present value of expected future cash flows to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that we expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

141	Freddie Mac

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, includes amounts related to certain securities where we have previously recognized other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of non-credit losses in AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

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

•

loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, delinquency status, and FICO score at origination, requires assumptions about future home prices and interest rates, and employs internal default models and prepayment assumptions. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property; and

•

security loss modeling combining the modeled performance of the underlying collateral relative to its current and projected credit enhancements to determine the expected cash flows for each evaluated security.

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

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts from bond insurers. In the case of bond insurers, we consider factors that affect the bond insurers’ financial

142	Freddie Mac

performance and ability to pay their obligations. We consider loan level information including estimated current LTV ratios, FICO scores at origination, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. For additional information regarding bond insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”

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

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	September 30, 2012
	Subprime First Lien(2)	Option ARM	Alt-A(1)
			Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$1,137	$108	$754	$464	$2,057
Weighted average collateral defaults(3)	34%	32%	8%	43%	24%
Weighted average collateral severities(4)	54%	46%	41%	44%	32%
Weighted average voluntary prepayment rates(5)	6%	8%	24%	8%	9%
Average credit enhancement(6)	43%	10%	14%	17%	14%
2005:
UPB	$5,335	$2,603	$1,077	$762	$3,702
Weighted average collateral defaults(3)	54%	51%	21%	53%	36%
Weighted average collateral severities(4)	65%	53%	47%	50%	41%
Weighted average voluntary prepayment rates(5)	4%	7%	16%	6%	8%
Average credit enhancement(6)	51%	8%	1%	23%	3%
2006:
UPB	$18,548	$5,891	$488	$996	$1,083
Weighted average collateral defaults(3)	65%	66%	32%	59%	47%
Weighted average collateral severities(4)	70%	60%	54%	58%	49%
Weighted average voluntary prepayment rates(5)	5%	6%	15%	8%	7%
Average credit enhancement(6)	11%	(1)%	4%	(4)%	(1)%
2007:
UPB	$20,146	$3,875	$150	$1,246	$276
Weighted average collateral defaults(3)	63%	55%	49%	56%	54%
Weighted average collateral severities(4)	71%	59%	63%	57%	57%
Weighted average voluntary prepayment rates(5)	5%	7%	13%	9%	7%
Average credit enhancement(6)	13%	9%	6%	(12)%	—%
Total:
UPB	$45,166	$12,477	$2,469	$3,468	$7,118
Weighted average collateral defaults(3)	62%	59%	21%	54%	35%
Weighted average collateral severities(4)	70%	58%	50%	55%	42%
Weighted average voluntary prepayment rates(5)	5%	6%	18%	8%	8%
Average credit enhancement(6)	17%	4%	6%	2%	6%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own; divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any. The level of credit enhancement, including those securities with negative values, has been considered in our assessment of other-than temporary impairment.

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

143	Freddie Mac

Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2012.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2012. We do not intend to sell the remaining CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Bond Insurance
We rely on bond insurance to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which: (a) it is likely a principal and interest shortfall will occur; and (b) there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Available-for-sale securities:
CMBS(1)	$(45)	$(27)	$(80)	$(345)
Subprime	(160)	(31)	(659)	(835)
Option ARM	(62)	(19)	(128)	(365)
Alt-A and other	—	(80)	(59)	(152)
Manufactured housing	—	(4)	(3)	(9)

Total other-than-temporary impairments on available-for-sale securities	$(267)	$(161)	$(929)	$(1,706)

(1)	Includes $27 million and $181 million of other-than-temporary impairments recognized in earnings for the three and nine months ended September 30, 2011, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

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

144	Freddie Mac

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

Nine Months Ended September 30, 2012
(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	88
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	841
Reductions:
Amounts related to securities which were sold, written off or matured	(976)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(185)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$15,741

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$—	$—	$34	$77
Fannie Mae	—	—	13	14
CMBS	—	—	82	—
Option ARM	—	—	3	—
Obligations of states and political subdivisions	8	6	9	10

Total mortgage-related securities gross realized gains	8	6	141	101

Gross realized gains	8	6	141	101

Gross realized losses
Mortgage related securities:(1)
CMBS	—	—	—	(80)

Total mortgage-related securities gross realized losses	—	—	—	(80)

Gross realized losses	—	—	—	(80)

Net realized gains (losses)	$8	$6	$141	$21

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

145	Freddie Mac

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

September 30, 2012	Amortized Cost	Fair Value
	(in millions)
Available-for-sale securities:
Due within 1 year or less	$90	$91
Due after 1 through 5 years	1,831	1,959
Due after 5 through 10 years	2,527	2,673
Due after 10 years	183,217	178,781

Total available-for-sale securities	$187,665	$183,504

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.

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

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Beginning balance	$(6,213)	$(9,678)
Net unrealized holding gains(1)	2,996	1,669
Net reclassification adjustment for net realized losses(2)(3)	512	1,095

Ending balance	$(2,705)	$(6,914)

(1)	Net of tax expense of $1.6 billion and $899 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of tax benefit of $276 million and $589 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of comprehensive income as impairment losses on available-for-sale securities of $604 million and $1.1 billion, net of taxes, for the nine months ended September 30, 2012 and 2011, respectively.

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	September 30, 2012	December 31, 2011
	(in millions)
Mortgage-related securities:
Freddie Mac	$11,501	$16,047
Fannie Mae	11,398	15,165
Ginnie Mae	140	156
Other	148	164

Total mortgage-related securities	23,187	31,532

Non-mortgage-related securities:
Asset-backed securities	543	302
Treasury bills	—	100
Treasury notes	21,554	24,712
FDIC-guaranteed corporate medium-term notes	1,312	2,184

Total non-mortgage-related securities	23,409	27,298

Total fair value of trading securities	$46,596	$58,830

146	Freddie Mac

Trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were at a net premium (i.e., have higher net fair value than UPB) as of September 30, 2012.

For the three months ended September 30, 2012 and 2011, we recorded net unrealized gains (losses) on trading securities held at those dates of $(0.4) billion and $(0.6) billion, respectively. For the nine months ended September 30, 2012 and 2011, we recorded net unrealized gains (losses) on trading securities held at those dates of $(1.2) billion and $(0.5) billion, respectively.

Total trading securities include $1.4 billion and $1.9 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of September 30, 2012 and December 31, 2011. Gains (losses) on trading securities on our consolidated statements of comprehensive income include gains (losses) of $(33) million and $(122) million, respectively, related to these hybrid financial securities for the three and nine months ended September 30, 2012. Gains (losses) on trading securities include gains (losses) of $(13) million and $(42) million related to these trading securities for the three and nine months ended September 30, 2011, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us related to derivative instruments of $1.2 billion and $3.2 billion at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, we had $534 million and $0 million, respectively, of collateral in the form of securities pledged to and held by us under these master agreements. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. Also, at September 30, 2012 and December 31, 2011, we had $4.5 billion and $0 billion, respectively, of securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at September 30, 2012 and December 31, 2011 was $226 million and $246 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of September 30, 2012, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

147	Freddie Mac

Table 7.10 — Collateral in the Form of Securities Pledged

	September 30, 2012	December 31, 2011
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,387	$10,293
Available-for-sale securities	149	204
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	80	88

Total securities pledged	$10,616	$10,585

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At September 30, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

The remaining $75 million and $25 million of collateral posted with the ability of the secured party to repledge at September 30, 2012 and December 31, 2011, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At September 30, 2012 and December 31, 2011, we pledged securities, without the ability of the secured party to repledge, of $80 million and $88 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At September 30, 2012, we pledged $10.6 billion of collateral in the form of cash and cash equivalents, of which $10.6 billion related to our derivative agreements as we had $10.7 billion of such derivatives in a net loss position. At December 31, 2011, we pledged $12.7 billion of collateral in the form of cash and cash equivalents, of which $12.6 billion related to our derivative agreements as we had $12.7 billion of such derivatives in a net loss position. The remaining $62 million and $133 million was posted at clearinghouses in connection with our securities transactions at September 30, 2012 and December 31, 2011, respectively.

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, “indebtedness” does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Amendment to the Purchase Agreement” for information regarding changes to the restrictions on the amount of mortgage-related securities that we may own.

Our debt cap under the Purchase Agreement is $874.8 billion in 2012 and will decline to $780.0 billion on January 1, 2013. As of September 30, 2012, we estimate that the par value of our aggregate indebtedness totaled $570.3 billion, which was approximately $304.5 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

148	Freddie Mac

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended September 30,		Nine Months Ended September 30,		Balance, Net (1)
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
	(in millions)				(in millions)
Other debt:
Short-term debt	$47	$70	$130	$280	$122,213	$161,399
Long-term debt:
Senior debt	2,437	2,995	7,816	9,665	442,443	498,779
Subordinated debt	9	7	23	25	380	368

Total long-term debt	2,446	3,002	7,839	9,690	442,823	499,147

Total other debt	2,493	3,072	7,969	9,970	565,036	660,546
Debt securities of consolidated trusts held by third parties	13,584	16,715	43,462	51,379	1,432,632	1,471,437

Total debt, net	$16,077	$19,787	$51,431	$61,349	$1,997,668	$2,131,983

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $0 billion and $0.2 billion, respectively, of other short-term debt, and $2.2 billion and $2.8 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at September 30, 2012 and December 31, 2011.

During the three months ended September 30, 2012 and 2011, we recognized fair value gains (losses) of $(10) million and $134 million, respectively, on our foreign-currency denominated debt, of which $(15) million and $146 million, respectively, are gains (losses) related to foreign-currency translation. During the nine months ended September 30, 2012 and 2011, we recognized fair value gains (losses) of $35 million and $16 million, respectively, on our foreign-currency denominated debt, of which $21 million and $(17) million, respectively, are gains (losses) related to foreign-currency translation.

Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either September 30, 2012 or December 31, 2011.

Table 8.2 — Other Debt

	September 30, 2012			December 31, 2011
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$122,254	$122,213	0.15%	$161,193	$161,149	0.11%
Medium-term notes	—	—	—	250	250	0.24

Total other short-term debt	122,254	122,213	0.15	161,443	161,399	0.11
Other long-term debt:
Original maturities on or before December 31,
2012	33,610	33,612	1.47%	127,798	127,776	1.79%
2013	120,361	120,278	1.61	142,943	142,759	1.46
2014	84,958	84,810	1.82	87,453	87,267	1.91
2015	48,317	48,274	2.08	33,897	33,870	2.89
2016	38,423	38,373	3.27	45,526	45,473	3.21
Thereafter	122,397	117,476	2.85	75,254	62,002	4.58

Total other long-term debt(3)	448,066	442,823	2.16	512,871	499,147	2.27

Total other debt	$570,320	$565,036		$674,314	$660,546

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $99.1 billion and $121.4 billion at September 30, 2012 and December 31, 2011, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Other Guarantee Transactions).

149	Freddie Mac

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties(1)

	September 30, 2012				December 31, 2011
	Contractual Maturity(2)	UPB	Balance, Net(3)	Weighted Average Coupon(2)	Contractual Maturity(2)	UPB	Balance, Net(3)	Weighted Average Coupon(2)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate	2012-2048	$976,653	$996,439	4.66%	2012-2048	$1,034,680	$1,047,556	4.92%
20-year fixed-rate	2012-2032	73,273	75,231	4.21	2012-2032	67,323	68,502	4.53
15-year fixed-rate	2012-2027	253,978	259,524	3.73	2012-2027	242,077	246,023	4.09
Adjustable-rate	2013-2042	63,374	64,542	2.94	2012-2047	60,544	61,395	3.18
Interest-only(4)	2026-2041	35,061	35,118	4.48	2026-2041	45,807	45,884	4.91
FHA/VA	2012-2041	1,751	1,778	5.66	2012-2041	2,045	2,077	5.67

Total debt securities of consolidated trusts held by third parties(5)		$1,404,090	$1,432,632			$1,452,476	$1,471,437

(1)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
(2)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(3)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 3.62% and 4.22% as of September 30, 2012 and December 31, 2011, respectively.

Lines of Credit

At both September 30, 2012 and December 31, 2011, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at September 30, 2012 or December 31, 2011. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

NOTE 9: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three and nine months ended September 30, 2012, we issued approximately $106.2 billion and $312.5 billion, respectively, compared to $66.9 billion and $222.3 billion for the three and nine months ended September 30, 2011, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds).

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

150	Freddie Mac

Table 9.1 — Financial Guarantees

	September 30, 2012			December 31, 2011
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$45,922	$384	41	$35,879	$300	42
Other guarantee commitments	23,355	517	37	21,064	487	37
Derivative instruments	11,106	835	33	37,737	2,977	34
Servicing-related premium guarantees	184	—	5	151	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

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

Our single-family securities issued in resecuritizations of our PCs and other previously issued REMICs and Other Structured Securities are not consolidated unless we hold substantially all of the beneficial interests of the trust and are therefore considered the primary beneficiary of the trust. Our resecuritizations of PCs and other previously issued REMICs and Structured Securities do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral. The securities issued in these resecuritizations consist of single-class and multiclass securities backed by PCs, REMICs, interest-only strips, and principal-only strips. Since these resecuritizations do not increase our credit-risk, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of multifamily PCs and certain Other Guarantee Transactions issued to non-consolidated securitization trusts. In addition to our guarantee obligation, we recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $234 million and $198 million at September 30, 2012, and December 31, 2011, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.

During the three and nine months ended September 30, 2012, we issued approximately $3.2 billion and $11.7 billion, respectively, compared to $2.1 billion and $8.8 billion for the three and nine months ended September 30, 2011, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the nine months ended September 30, 2012 and 2011, we issued and guaranteed $5.3 billion and $3.9 billion, respectively, in UPB of long-term standby commitments. These other guarantee commitments totaled $11.9 billion and $8.6 billion of UPB at September 30, 2012 and December 31, 2011, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion in UPB at both September 30, 2012 and December 31, 2011. In addition, as of September 30, 2012, and December 31, 2011, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $1.9 billion, and $2.9 billion, respectively.

151	Freddie Mac

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not significant at September 30, 2012 and December 31, 2011.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at September 30, 2012 and December 31, 2011.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at September 30, 2012 and December 31, 2011.

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

152	Freddie Mac

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

153	Freddie Mac

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

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At September 30, 2012			At December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$271,430	$16,295	$(43)	$211,808	$12,998	$(108)
Pay-fixed	280,064	48	(34,154)	289,335	19	(34,507)
Basis (floating to floating)	2,300	6	—	2,750	5	(7)

Total interest-rate swaps	553,794	16,349	(34,197)	503,893	13,022	(34,622)
Option-based:
Call swaptions
Purchased	38,900	7,916	—	76,275	12,975	—
Written	6,195	—	(795)	27,525	—	(2,932)
Put Swaptions
Purchased	47,950	316	—	70,375	638	—
Written	—	—	—	500	—	(2)
Other option-based derivatives(3)	35,992	2,431	(1)	38,549	2,256	(2)

Total option-based	129,037	10,663	(796)	213,224	15,869	(2,936)
Futures	41,423	—	(19)	41,281	5	—
Foreign-currency swaps	1,139	57	(17)	1,722	106	(9)
Commitments	15,953	149	(49)	14,318	38	(94)
Credit derivatives	8,934	1	(4)	10,190	1	(5)
Swap guarantee derivatives	3,620	—	(36)	3,621	—	(37)

Total derivatives not designated as hedging instruments	753,900	27,219	(35,118)	788,249	29,041	(37,703)
Netting adjustments(4)		(26,454)	34,831		(28,923)	37,268

Total derivative portfolio, net	$753,900	$765	$(287)	$788,249	$118	$(435)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net. Excludes $534 million and $0 million of non-cash collateral held at September 30, 2012 and December 31, 2011, respectively.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $0 million, respectively, at September 30, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.0) billion and $(1.1) billion at September 30, 2012 and December 31, 2011, respectively, which was mainly related to interest-rate swaps that we have entered into.

154	Freddie Mac

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at September 30, 2012 and December 31, 2011 was $1.2 billion and $3.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at September 30, 2012 and December 31, 2011 was $10.6 billion and $12.6 billion, respectively. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities, even where a master netting agreement is in effect. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for more information about collateral held and posted. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2012, was $10.7 billion for which we posted collateral of $10.6 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012, we would be required to post an additional $0.1 billion of collateral to our counterparties.

At September 30, 2012 and December 31, 2011, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

155	Freddie Mac

Table 10.2 — Gains and Losses on Derivatives

	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships(1)(2)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Closed cash flow hedges(3)	$(151)	$(185)	$(474)	$(583)

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(5)	Derivative Gains (Losses)(4)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(7)	$3	$(22)	$(37)
U.S. dollar denominated	1,123	10,811	3,994	12,168

Total receive-fixed swaps	1,116	10,814	3,972	12,131
Pay-fixed	(1,056)	(19,086)	(5,217)	(22,430)
Basis (floating to floating)	2	(6)	9	(5)

Total interest-rate swaps	62	(8,278)	(1,236)	(10,304)

Option based:
Call swaptions
Purchased	197	8,210	1,541	9,552
Written	(6)	(1,959)	(83)	(2,117)
Put swaptions
Purchased	(23)	(1,025)	(245)	(1,502)
Written	—	1	6	8
Other option-based derivatives(6)	29	660	177	741

Total option-based	197	5,887	1,396	6,682

Futures	(55)	(33)	16	(173)
Foreign-currency swaps	12	(141)	(35)	15
Commitments	190	(917)	362	(1,338)
Credit derivatives	—	(2)	—	(1)
Swap guarantee derivatives	1	1	4	3

Subtotal	407	(3,483)	507	(5,116)

Accrual of periodic settlements:(7)
Receive-fixed interest-rate swaps(8)	940	997	2,583	3,309
Pay-fixed interest-rate swaps	(1,835)	(2,276)	(5,521)	(7,208)
Foreign-currency swaps	—	7	4	17
Other	—	3	1	12

Total accrual of periodic settlements	(895)	(1,269)	(2,933)	(3,870)

Total	$(488)	$(4,752)	$(2,426)	$(8,986)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	No amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing).
(3)	Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(4)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(5)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(8)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At September 30, 2012 and December 31, 2011, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in “Table 10.3 — AOCI Related to Cash Flow Hedge Relationships,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.4 billion and $1.8 billion at September 30, 2012 and 2011, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated

156	Freddie Mac

as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $344 million, net of taxes, of the $1.4 billion of cash flow hedge losses in AOCI at September 30, 2012 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 22 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at September 30, 2012 will be reclassified to earnings over the next five and ten years, respectively.

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

Table 10.3 — AOCI Related to Cash Flow Hedge Relationships

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Beginning balance(1)	$(1,730)	$(2,239)
Net reclassifications of losses to earnings(2)	320	391

Ending balance(1)	$(1,410)	$(1,848)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $154 million and $192 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

No cash was received from Treasury under the Purchase Agreement during the third quarter of 2012 due to our positive net worth at June 30, 2012. At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.2 billion as of September 30, 2012 and December 31, 2011, respectively. See “NOTE 14: REGULATORY CAPITAL” for additional information.

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement that, among other items, replaced the fixed dividend rate on our senior preferred stock with a net worth sweep dividend beginning in the first quarter of 2013. For more information on the changes to the Purchase Agreement, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Amendment to the Purchase Agreement.”

Stock-Based Compensation

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the nine months ended September 30, 2012, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During the nine months ended September 30, 2012, restrictions lapsed on 460,846 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2011 Annual Report.

For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at September 30, 2012 and 2011 were out of the money and excluded from the computation of dilutive potential common shares for the nine months ended September 30, 2012 and 2011, respectively. The weighted average common shares

157	Freddie Mac

outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.

Dividends Declared During 2012

No common dividends have been declared in 2012. In March 2012, June 2012, and September 2012, we paid dividends of $1.8 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2012.

NOTE 12: INCOME TAXES

Income Tax Benefit

For the three months ended September 30, 2012 and 2011, we reported an income tax benefit of $302 million and $56 million, respectively, resulting in effective tax rates of (11.5)% and 1.3%, respectively. For the nine months ended September 30, 2012 and 2011, we reported an income tax benefit of $392 million and $362 million, respectively, resulting in effective tax rates of (6.4)% and 5.8%, respectively. For the three and nine months ended September 30, 2012, the increase in the income tax benefit and the change in the effective tax rate compared to the comparable periods of 2011 is primarily due to the decrease in the valuation allowance as a result of the reversal of certain temporary unrecognized tax benefits and the amortization of net deferred losses on pre-2008 closed cash flow hedges, offset by alternative minimum tax.

Deferred Tax Assets, Net

Our valuation allowance decreased by $2.1 billion to $33.5 billion during the nine months ended September 30, 2012 primarily due to a decrease in deferred tax assets. After consideration of the valuation allowance, we had a net deferred tax asset of $1.6 billion, primarily representing the tax effect of unrealized losses on our available-for-sale securities. We continue to be in a tax loss carryforward position.

IRS Examinations and Unrecognized Tax Benefits

We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. A Tax Court trial date was scheduled for November 13, 2012; however, on June 7, 2012 the Tax Court granted a joint motion for continuance in order for both parties to explore settlement options. We believe appropriate reserves have been provided for settlement on reasonable terms related to questions of timing and potential penalties raised by the IRS during examinations of the 1998 to 2007 tax years regarding our tax accounting method for certain hedging transactions. We have had ongoing settlement discussions with the IRS regarding the litigation, and based on those discussions we believe that we could settle the dispute within the next twelve months on terms that would not exceed our current tax reserves.

The IRS is currently auditing our income tax returns for tax years 2008 through 2011. Although the audit has not concluded, on July 25, 2012 the IRS advised us that they would not challenge certain deductions in those years. As a result, certain temporary unrecognized tax benefits decreased by $367 million in the third quarter of 2012. The change in unrecognized tax benefits had a positive impact on the effective tax rate due to the reversal of the valuation allowance established against the deferred tax asset created by the uncertain tax position. This favorable impact was offset by a $101 million tax expense related to the establishment of a valuation allowance against credits that had been carried forward. A valuation allowance was not previously recorded against this amount because the unrecognized tax benefits were used as a source of taxable income in our realization assessment of our net deferred tax assets. We believe appropriate reserves have been provided for all income tax uncertainties.

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

158	Freddie Mac

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

159	Freddie Mac

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

•  Investments in short-term asset-backed securities

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

•  Adjustments for security performance

•  Credit losses on all single-family assets

•  Expected net float income or expense on the single-family credit guarantee portfolio

•  Deferred tax asset valuation allowance

•  Allocated debt costs, administrative expenses and taxes

Multifamily	The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although we hold multifamily mortgage loans and non-agency CMBS that we purchased for investment, our purchases of such multifamily mortgage loans for investment have declined significantly since 2010, and our purchases of CMBS have declined significantly since 2008. The only CMBS that we have purchased since 2008 have been senior, mezzanine, and interest-only tranches related to certain of our securitization transactions, and these purchases have not been significant. Our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. We guarantee the senior tranches of these securitizations in Other Guarantee Transactions. Our Multifamily segment also issues Other Structured Securities, but does not issue REMIC securities. Our Multifamily segment also enters into other guarantee commitments for multifamily HFA bonds and housing revenue bonds held by third parties. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of CMBS and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.

•  Multifamily mortgage loans held-for-sale and associated securitization activities

•  Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment

•  Allocated debt costs, administrative expenses and taxes

•  Other guarantee commitments on multifamily HFA bonds and housing revenue bonds

•  LIHTC and valuation allowance

•  Deferred tax asset valuation allowance

All Other	The All Other category consists of material corporate-level expenses that are: (a) infrequent in nature; and (b) based on management decisions outside the control of the management of our reportable segments.	• Tax settlements, as applicable • Legal settlements, as applicable • The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

160	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that, effective January 1, 2010, are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•

We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of September 30, 2012, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $2.8 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up or buy-down fees.

•

We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of September 30, 2012, the unamortized balance of such fees was $1.6 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

161	Freddie Mac

The table below presents Segment Earnings by segment.

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$2,472	$(1,079)	$6,568	$1,068
Single-family Guarantee	(163)	(3,545)	(1,597)	(7,751)
Multifamily	710	205	1,652	764
All Other	(91)	(3)	(98)	34

Total Segment Earnings (loss), net of taxes	2,928	(4,422)	6,525	(5,885)

Net income (loss)	$2,928	$(4,422)	$6,525	$(5,885)

Comprehensive income (loss) of segments:
Investments	$4,487	$268	$8,945	$4,174
Single-family Guarantee	(162)	(3,545)	(1,618)	(7,754)
Multifamily	1,396	(1,096)	3,082	810
All Other	(91)	(3)	(98)	34

Comprehensive income (loss) of segments	5,630	(4,376)	10,311	(2,736)

Comprehensive income (loss)	$5,630	$(4,376)	$10,311	$(2,736)

162	Freddie Mac

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$1,368	$(61)	$334	$—	$1,641	$2,437	$191	$2,628	$4,269
(Provision) benefit for credit losses	—	(931)	40	—	(891)	281	—	281	(610)
Non-interest income (loss):
Management and guarantee income(3)	—	1,108	38	—	1,146	(906)	(189)	(1,095)	51
Net impairment of available-for-sale securities recognized in earnings	(180)	—	(29)	—	(209)	(58)	—	(58)	(267)
Derivative gains (losses)	557	—	2	—	559	(1,047)	—	(1,047)	(488)
Gains (losses) on trading securities	(364)	—	26	—	(338)	—	—	—	(338)
Gains (losses) on sale of mortgage loans	7	—	110	—	117	—	—	—	117
Gains (losses) on mortgage loans recorded at fair value	105	—	205	—	310	—	—	—	310
Other non-interest income (loss)	494	219	49	—	762	(707)	—	(707)	55
Non-interest expense:
Administrative expenses	(110)	(228)	(63)	—	(401)	—	—	—	(401)
REO operations income (expense)	—	40	9	—	49	—	—	—	49
Other non-interest expense	(1)	(111)	(9)	—	(121)	—	—	—	(121)
Segment adjustments(2)	191	(189)	—	—	2	—	(2)	(2)	—
Income tax (expense) benefit	405	(10)	(2)	(91)	302	—	—	—	302

Net income (loss)	2,472	(163)	710	(91)	2,928	—	—	—	2,928
Total other comprehensive income (loss), net of taxes	2,015	1	686	—	2,702	—	—	—	2,702

Comprehensive income (loss)	$4,487	$(162)	$1,396	$(91)	$5,630	$—	$—	$—	$5,630

	Nine Months Ended September 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Incomes
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (loss), Net of Taxes	Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$4,690	$(94)	$982	$—	$5,578	$7,067	$510	$7,577	$13,155
(Provision) benefit for credit losses	—	(3,577)	81	—	(3,496)	906	—	906	(2,590)
Non-interest income (loss):
Management and guarantee income(3)	—	3,145	107	—	3,252	(2,530)	(577)	(3,107)	145
Net impairment of available-for-sale securities recognized in earnings	(690)	—	(64)	—	(754)	(175)	—	(175)	(929)
Derivative gains (losses)	993	—	6	—	999	(3,425)	—	(3,425)	(2,426)
Gains (losses) on trading securities	(1,175)	—	60	—	(1,115)	—	—	—	(1,115)
Gains (losses) on sale of mortgage loans	(1)	—	202	—	201	—	—	—	201
Gains (losses) on mortgage loans recorded at fair value	324	—	326	—	650	—	—	—	650
Other non-interest income (loss)	1,680	571	239	—	2,490	(1,843)	—	(1,843)	647
Non-interest expense:
Administrative expenses	(310)	(653)	(176)	—	(1,139)	—	—	—	(1,139)
REO operations income (expense)	—	(98)	6	—	(92)	—	—	—	(92)
Other non-interest expense	(1)	(266)	(107)	—	(374)	—	—	—	(374)
Segment adjustments(2)	510	(577)	—	—	(67)	—	67	67	—
Income tax (expense) benefit	548	(48)	(10)	(98)	392	—	—	—	392

Net income (loss)	6,568	(1,597)	1,652	(98)	6,525	—	—	—	6,525
Total other comprehensive income (loss), net of taxes	2,377	(21)	1,430	—	3,786	—	—	—	3,786

Comprehensive income (loss)	$8,945	$(1,618)	$3,082	$(98)	$10,311	$—	$—	$—	$10,311

163	Freddie Mac

	Three Months Ended September 30, 2011
						Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$1,905	$(98)	$314	$—	$2,121	$2,355	$137	$2,492	$4,613
(Provision) benefit for credit losses	—	(4,008)	37	—	(3,971)	365	—	365	(3,606)
Non-interest income (loss):
Management and guarantee income(3)	—	913	32	—	945	(741)	(161)	(902)	43
Net impairment of available-for-sale securities recognized in earnings	(116)	—	(27)	—	(143)	(18)	—	(18)	(161)
Derivative gains (losses)	(3,144)	—	(1)	—	(3,145)	(1,607)	—	(1,607)	(4,752)
Gains (losses) on trading securities	(525)	—	(22)	—	(547)	—	—	—	(547)
Gains (losses) on sale of mortgage loans	—	—	46	—	46	—	—	—	46
Gains (losses) on mortgage loans recorded at fair value	358	—	(142)	—	216	—	—	—	216
Other non-interest income (loss)	345	331	35	—	711	(354)	—	(354)	357
Non-interest expense:
Administrative expenses	(97)	(227)	(57)	—	(381)	—	—	—	(381)
REO operations income (expense)	—	(226)	5	—	(221)	—	—	—	(221)
Other non-interest expense	(1)	(69)	(15)	—	(85)	—	—	—	(85)
Segment adjustments(2)	137	(161)	—	—	(24)	—	24	24	—
Income tax (expense) benefit	59	—	—	(3)	56	—	—	—	56

Net income (loss)	(1,079)	(3,545)	205	(3)	(4,422)	—	—	—	(4,422)
Total other comprehensive income (loss), net of taxes	1,347	—	(1,301)	—	46	—	—	—	46

Comprehensive income (loss)	$268	$(3,545)	$(1,096)	$(3)	$(4,376)	$—	$—	$—	$(4,376)

	Nine Months Ended September 30, 2011
						Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (loss), Net of Taxes	Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$5,384	$(28)	$897	$—	$6,253	$6,995	$466	$7,461	$13,714
(Provision) benefit for credit losses	—	(9,178)	110	—	(9,068)	944	—	944	(8,124)
Non-interest income (loss):
Management and guarantee income(3)	—	2,631	90	—	2,721	(2,110)	(489)	(2,599)	122
Net impairment of available-for-sale securities recognized in earnings	(1,284)	—	(344)	—	(1,628)	(78)	—	(78)	(1,706)
Derivative gains (losses)	(4,197)	—	3	—	(4,194)	(4,792)	—	(4,792)	(8,986)
Gains (losses) on trading securities	(503)	—	30	—	(473)	—	—	—	(473)
Gains (losses) on sale of mortgage loans	16	—	286	—	302	—	—	—	302
Gains (losses) on mortgage loans recorded at fair value	442	—	(123)	—	319	—	—	—	319
Other non-interest income (loss)	702	750	22	—	1,474	(959)	—	(959)	515
Non-interest expense:
Administrative expenses	(293)	(670)	(163)	—	(1,126)	—	—	—	(1,126)
REO operations income (expense)	—	(518)	13	—	(505)	—	—	—	(505)
Other non-interest expense	(2)	(241)	(56)	—	(299)	—	—	—	(299)
Segment adjustments(2)	466	(489)	—	—	(23)	—	23	23	—
Income tax (expense) benefit	337	(8)	(1)	34	362	—	—	—	362

Net income (loss)	1,068	(7,751)	764	34	(5,885)	—	—	—	(5,885)
Total other comprehensive income (loss), net of taxes	3,106	(3)	46	—	3,149	—	—	—	3,149

Comprehensive income (loss)	$4,174	$(7,754)	$810	$34	$(2,736)	$—	$—	$—	$(2,736)

(1)	See “NOTE 14: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2011 Annual Report for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

164	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended September 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Comprehensive income (loss) of segments:
Investments	$2,472	$1,913	$102	$—	$2,015	$4,487
Single-family Guarantee	(163)	—	—	1	1	(162)
Multifamily	710	686	—	—	686	1,396
All Other	(91)	—	—	—	—	(91)

Total per consolidated statements of comprehensive income	$2,928	$2,599	$102	$1	$2,702	$5,630

	Nine Months Ended September 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Comprehensive income (loss) of segments:
Investments	$6,568	$2,074	$320	$(17)	$2,377	$8,945
Single-family Guarantee	(1,597)	—	—	(21)	(21)	(1,618)
Multifamily	1,652	1,434	—	(4)	1,430	3,082
All Other	(98)	—	—	—	—	(98)

Total per consolidated statements of comprehensive income	$6,525	$3,508	$320	$(42)	$3,786	$10,311

	Three Months Ended September 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$(1,079)	$1,221	$124	$2	$1,347	$268
Single-family Guarantee	(3,545)	—	—	—	—	(3,545)
Multifamily	205	(1,301)	—	—	(1,301)	(1,096)
All Other	(3)	—	—	—	—	(3)

Total per consolidated statements of comprehensive income	$(4,422)	$(80)	$124	$2	$46	$(4,376)

	Nine Months Ended September 30, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$1,068	$2,718	$390	$(2)	$3,106	$4,174
Single-family Guarantee	(7,751)	—	—	(3)	(3)	(7,754)
Multifamily	764	46	1	(1)	46	810
All Other	34	—	—	—	—	34

Total per consolidated statements of comprehensive income	$(5,885)	$2,764	$391	$(6)	$3,149	$(2,736)

165	Freddie Mac

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

Table 14.1 — Net Worth and Minimum Capital

	September 30, 2012	December 31, 2011
	(in millions)
GAAP net worth(1)	$4,907	$(146)
Core capital (deficit)(2)(3)	$(63,220)	$(64,322)
Less: Minimum capital requirement(2)	22,329	24,405

Minimum capital surplus (deficit)(2)	$(85,549)	$(88,727)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for September 30, 2012 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

At September 30, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of September 30, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $1.8 billion on the senior preferred stock in cash in March 2012, June 2012, and September 2012 at the direction of the Conservator.

166	Freddie Mac

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both September 30, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2011 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2012		December 31, 2011		Percent of Credit Losses(1) Nine Months Ended September 30,
	Percentage of Portfolio (2)	Serious Delinquency Rate	Percentage of Portfolio (2)	Serious Delinquency Rate	2012	2011
Year of Origination
2012	15%	<0.1%	N/A	N/A	<1%	N/A
2011	15	0.2	14%	0.1%	<1	—%
2010	16	0.5	19	0.3	1	<1
2009	14	0.8	18	0.5	2	1
2008	5	6.5	7	5.7	9	8
2007	8	12.2	10	11.6	36	36
2006	6	11.3	7	10.8	26	28
2005	7	7.0	8	6.5	17	18
2004 and prior	14	3.1	17	2.8	9	9

Total	100%	3.4%	100%	3.6%	100%	100%

Region (3)
West	28%	3.1%	28%	3.6%	44%	54%
Northeast	25	3.7	25	3.4	8	7
North Central	18	2.6	18	2.9	20	15
Southeast	17	5.2	17	5.5	24	20
Southwest	12	1.7	12	1.8	4	4

Total	100%	3.4%	100%	3.6%	100%	100%

State (4)
California	16%	2.7%	16%	3.4%	25%	30%
Florida	6	10.3	6	10.9	16	12
Illinois	5	4.3	5	4.7	9	4
Georgia	3	2.9	3	3.3	4	4
Michigan	3	2.0	3	2.3	3	5
Arizona	2	2.9	2	4.3	8	12
Nevada	1	8.6	1	9.8	6	7
All other	64	2.8	64	2.8	29	26

Total	100%	3.4%	100%	3.6%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are those with the highest percentage of credit losses during the nine months ended September 30, 2012. Our top seven states based on the highest percentage of UPB as of September 30, 2012 are: California (16%), Florida (6%), Illinois (5.0%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of September 30, 2012.

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

167	Freddie Mac

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

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio (1)

	Percentage of Portfolio (1)		Serious Delinquency Rate
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Interest-only	3%	4%	16.9%	17.6%
Option ARM (2)	<1	<1	17.3	20.5
Alt-A (3)	5	5	11.6	11.9
Original LTV ratio greater than 90% (4)	13	10	5.3	6.7
Lower FICO scores at origination (less than 620)	3	3	12.4	12.9

(1)	Based on UPB.
(2)	Loans within the option ARM category continue to remain in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(4)	Based on our first lien exposure on the property. The LTV ratio considers the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default. Includes HARP loans. Our purchases of HARP loans are required as part of our participation in the MHA Program.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 17% and 20% at September 30, 2012 and December 31, 2011, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.9% and 12.8% as of September 30, 2012 and December 31, 2011, respectively. Loans originated in the years of 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 26% of our single-family credit guarantee portfolio, based on UPB at September 30, 2012, and these loans accounted for approximately 88% and 90% of our credit losses during the nine months ended September 30, 2012 and 2011, respectively.

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

168	Freddie Mac

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

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	September 30, 2012		December 31, 2011
	UPB	Delinquency Rate (1)	UPB	Delinquency Rate (1)
	(in billions)
State (2)
California	$21.3	0.24%	$20.2	0.02%
Texas	15.5	0.46	14.0	0.46
New York	10.2	0.09	9.6	—
Florida	8.2	0.04	7.1	0.05
Maryland	6.5	—	5.7	—
Virginia	6.5	—	6.3	—
All other states	57.0	0.36	53.2	0.35

Total	$125.2	0.27%	$116.1	0.22%

Region (3)
Northeast	$35.2	0.05%	$33.1	0.01%
West	31.9	0.21	29.9	0.07
Southwest	24.7	0.51	22.4	0.44
Southeast	22.9	0.40	20.7	0.65
North Central	10.5	0.37	10.0	0.01

Total	$125.2	0.27%	$116.1	0.22%

Category (4)
Original LTV ratio greater than 80%	$6.2	2.75%	$6.4	2.34%
Original DSCR below 1.10	2.7	3.18	2.8	2.58
Non-credit enhanced loans	82.5	0.18	84.5	0.11

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest geographic concentration by UPB at September 30, 2012.
(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

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

Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Credit enhancement can significantly reduce our exposure to a potential credit loss. As of September 30, 2012, more than one-half of the multifamily loans that were two monthly payments or more past due, based on UPB, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit enhancements on multifamily loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 3% and 5% at September 30, 2012 and December 31, 2011, respectively, and our estimate of the current average DSCR for these loans was 1.0 and 1.1, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 3% and 5% at September 30, 2012 and December 31, 2011, respectively, and the average current LTV ratio of these loans was 109% and 107%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the

169	Freddie Mac

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

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 76% of our single-family purchase volume during the nine months ended September 30, 2012. Wells Fargo Bank, N.A. and U.S. Bank, N.A., accounted for 28% and 12%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2012. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of September 30, 2012 and December 31, 2011, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion and $2.7 billion, and approximately 42% and 39% of these requests, respectively, were outstanding for four months or more since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures included repurchase requests for which appeals were pending). As of September 30, 2012, two of our largest seller/servicers had aggregate repurchase requests outstanding, based on UPB, of $1.5 billion, and approximately 60% of these requests were outstanding for four months or more since issuance of the initial request. During the three and nine months ended September 30, 2012, we recovered amounts that covered losses with respect to $0.8 billion and $2.7 billion, respectively, of UPB on loans subject to our repurchase requests.

On September 11, 2012, FHFA announced that Freddie Mac and Fannie Mae are launching a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework, developed at the direction of FHFA, is to clarify lenders’ repurchase exposure and liability on future deliveries of mortgage loans to Freddie Mac and Fannie Mae. The new representation and warranty framework does not affect loans sold

170	Freddie Mac

to Freddie Mac or Fannie Mae prior to January 1, 2013. Under this new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment requirements. For example:

•	Representation and warranty relief will be provided for loans with 36 months of consecutive, on-time payments; and

•	HARP loans will be eligible for representation and warranty relief after an on-time payment history of 12 months following the acquisition date.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of September 30, 2012. In connection with the bankruptcy filing, the bankruptcy court approved a package of servicing assurances designed to provide comfort that GMAC will continue to maintain the existing quality of its servicing during the bankruptcy case, and that we will have the right to transfer our loans to another servicer in the event that GMAC fails to meet certain servicing quality criteria. The primary purpose of the bankruptcy is to effect the sale and transfer of the GMAC origination and servicing platform, including servicing rights with respect to Freddie Mac loans, free and clear of liens and claims in an auction sale supervised by the bankruptcy court. Ocwen Loan Servicing, LLC was the successful bidder for the servicing rights with respect to Freddie Mac loans in an auction held on October 23, 2012. The transfer of servicing is subject to the consent of Freddie Mac and other parties.

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

The ultimate amounts of recovery payments we receive from seller/servicers may be significantly less than the amount of our estimates of potential exposure to losses related to their obligations. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of September 30, 2012 and December 31, 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2011 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at September 30, 2012 and December 31, 2011; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans, as of September 30, 2012 and together serviced approximately 38% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of September 30, 2012 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 41% of this portfolio.

171	Freddie Mac

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As of September 30, 2012, these insurers provided coverage, with maximum loss limits of $48.3 billion, for $214.5 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or “MGIC”), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., and PMI Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 85% of our overall mortgage insurance coverage at September 30, 2012. Certain of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s. The remaining counterparties, including the top five counterparties, are rated BBB or below as of October 24, 2012, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

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

We received proceeds of $1.5 billion and $2.0 billion during the nine months ended September 30, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.5 billion and $1.8 billion as of September 30, 2012 and December 31, 2011, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.7 billion and $1.0 billion as of September 30, 2012, and December 31, 2011, respectively.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At September 30, 2012, the remaining contractual limit for reimbursement of losses under such policies was $9.0 billion. At September 30, 2012, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., National Public Finance Guarantee Corp., and Assured Guaranty Municipal Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. On June 28, 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. On September 27, 2012, the Superintendent of Financial Services filed a proposed plan of rehabilitation for FGIC. A hearing on the plan is currently scheduled for December 18, 2012. FGIC is currently not paying any claims. In addition, if a bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2012 and 2011 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers would be able to pay our future claims on expected credit losses on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of September 30, 2012 and December 31, 2011, including amounts related to our consolidated VIEs, there were $62.3 billion and $68.5 billion, respectively, of cash and securities purchased under agreements to resell invested in financial

172	Freddie Mac

instruments with institutional counterparties or deposited with the Federal Reserve Bank. As of September 30, 2012, these included:

•	$1.1 billion of cash equivalents invested in three counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale;

•	$42.8 billion of securities purchased under agreements to resell with ten counterparties that had short-term S&P ratings of A-1;

•	$3.0 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2; and

•	$14.6 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $41 million and $71 million at September 30, 2012 and December 31, 2011, respectively. In the event that all of our counterparties for these derivatives

173	Freddie Mac

were to have defaulted simultaneously on September 30, 2012, our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $41 million. Two counterparties each accounted for greater than 10% and collectively accounted for 93% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, and other derivatives at September 30, 2012. These counterparties were Credit Suisse International and Royal Bank of Scotland, both of which were rated “A–” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of October 24, 2012.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $149 million and $38 million at September 30, 2012 and December 31, 2011, respectively. These commitments are uncollateralized. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

Fair Value Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements based on observable inputs other than quoted prices in active markets for identical assets or liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of September 30, 2012 and December 31, 2011.

174	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$61,856	$1,824	$—	$63,680
Fannie Mae	—	16,364	173	—	16,537
Ginnie Mae	—	202	17	—	219
CMBS	—	48,946	3,429	—	52,375
Subprime	—	—	26,820	—	26,820
Option ARM	—	—	5,624	—	5,624
Alt-A and other	—	—	11,002	—	11,002
Obligations of states and political subdivisions	—	—	6,527	—	6,527
Manufactured housing	—	—	720	—	720

Total available-for-sale securities, at fair value	—	127,368	56,136	—	183,504
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,902	1,599	—	11,501
Fannie Mae	—	10,925	473	—	11,398
Ginnie Mae	—	33	107	—	140
Other	—	116	32	—	148

Total mortgage-related securities	—	20,976	2,211	—	23,187
Non-mortgage-related securities:
Asset-backed securities	—	543	—	—	543
Treasury bills	—	—	—	—	—
Treasury notes	21,554	—	—	—	21,554
FDIC-guaranteed corporate medium-term notes	—	1,312	—	—	1,312

Total non-mortgage-related securities	21,554	1,855	—	—	23,409

Total trading securities, at fair value	21,554	22,831	2,211	—	46,596

Total investments in securities	21,554	150,199	58,347	—	230,100
Mortgage loans:
Held-for-sale, at fair value	—	—	12,845	—	12,845
Derivative assets, net:
Interest-rate swaps	33	16,302	14	—	16,349
Option-based derivatives	—	10,663	—	—	10,663
Other	—	206	1	—	207

Subtotal, before netting adjustments	33	27,171	15	—	27,219
Netting adjustments(1)	—	—	—	(26,454)	(26,454)

Total derivative assets, net	33	27,171	15	(26,454)	765
Other assets:
Guarantee asset, at fair value	—	—	915	—	915
All other, at fair value	—	—	129	—	129

Total other assets	—	—	1,044	—	1,044

Total assets carried at fair value on a recurring basis	$21,587	$177,370	$72,251	$(26,454)	$244,754

Liabilities:
Debt securities recorded at fair value	$—	$—	$2,168	$—	$2,168
Derivative liabilities, net:
Interest-rate swaps	6	34,191	—	—	34,197
Option-based derivatives	—	795	1	—	796
Other	19	65	41	—	125

Subtotal, before netting adjustments	25	35,051	42	—	35,118
Netting adjustments(1)	—	—	—	(34,831)	(34,831)

Total derivative liabilities, net	25	35,051	42	(34,831)	287
Total liabilities carried at fair value on a recurring basis	$25	$35,051	$2,210	$(34,831)	$2,455

175	Freddie Mac

	Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$79,044	$2,048	$—	$81,092
Fannie Mae	—	20,150	172	—	20,322
Ginnie Mae	—	237	12	—	249
CMBS	—	51,907	3,756	—	55,663
Subprime	—	—	27,999	—	27,999
Option ARM	—	—	5,865	—	5,865
Alt-A and other	—	11	10,868	—	10,879
Obligations of states and political subdivisions	—	—	7,824	—	7,824
Manufactured housing	—	—	766	—	766

Total available-for-sale securities, at fair value	—	151,349	59,310	—	210,659
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,181	1,866	—	16,047
Fannie Mae	—	14,627	538	—	15,165
Ginnie Mae	—	134	22	—	156
Other	—	74	90	—	164

Total mortgage-related securities	—	29,016	2,516	—	31,532
Non-mortgage-related securities:
Asset-backed securities	—	302	—	—	302
Treasury bills	100	—	—	—	100
Treasury notes	24,712	—	—	—	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184	—	—	2,184

Total non-mortgage-related securities	24,812	2,486	—	—	27,298

Total trading securities, at fair value	24,812	31,502	2,516	—	58,830

Total investments in securities	24,812	182,851	61,826	—	269,489
Mortgage loans:
Held-for-sale, at fair value	—	—	9,710	—	9,710
Derivative assets, net:
Interest-rate swaps	—	12,976	46	—	13,022
Option-based derivatives	1	15,868	—	—	15,869
Other	5	110	35	—	150

Subtotal, before netting adjustments	6	28,954	81	—	29,041
Netting adjustments(1)	—	—	—	(28,923)	(28,923)

Total derivative assets, net	6	28,954	81	(28,923)	118
Other assets:
Guarantee asset, at fair value	—	—	752	—	752
All other, at fair value	—	—	151	—	151

Total other assets	—	—	903	—	903

Total assets carried at fair value on a recurring basis	$24,818	$211,805	$72,520	$(28,923)	$280,220

Liabilities:
Debt securities recorded at fair value	$—	$3,015	$—	$—	$3,015
Derivative liabilities, net:
Interest-rate swaps	—	34,601	21	—	34,622
Option-based derivatives	1	2,934	1	—	2,936
Other	—	103	42	—	145

Subtotal, before netting adjustments	1	37,638	64	—	37,703
Netting adjustments(1)	—	—	—	(37,268)	(37,268)

Total derivative liabilities, net	1	37,638	64	(37,268)	435

Total liabilities carried at fair value on a recurring basis	$1	$40,653	$64	$(37,268)	$3,450

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $0 million, respectively, at September 30, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.0) billion and $(1.1) billion at September 30, 2012 and December 31, 2011, respectively, which was mainly related to interest rate swaps that we have entered into.

176	Freddie Mac

Changes in Fair Value Levels

We monitor the availability of observable market data to: (a) assess the appropriate classification of financial instruments within the fair value hierarchy; and (b) transfer assets and liabilities between Level 1, Level 2, and Level 3 accordingly. Observable market data includes, but is not limited to, quoted prices and market transactions. Changes in economic conditions or the volume and level of activity in a market generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, 2 or 3.

For the three months ended September 30, 2012, we had no transfers between Level 1 and Level 2 assets or liabilities. For the nine months ended September 30, 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 and 2011. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three and nine months ended September 30, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

177	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended September 30, 2012
		Realized and unrealized gains (losses)
	Balance, June 30, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, September 30, 2012	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,833	$—	$8	$8	$—	$—	$—	$(17)	$—	$—	$1,824	$—
Fannie Mae	179	—	2	2	—	—	—	(8)	—	—	173	—
Ginnie Mae	18	—	—	—	—	—	—	(1)	—	—	17	—
CMBS	3,702	—	78	78	—	—	—	(4)	—	(347)	3,429	—
Subprime	25,778	(160)	2,360	2,200	—	—	—	(1,158)	—	—	26,820	(160)
Option ARM	5,428	(62)	523	461	—	—	—	(265)	—	—	5,624	(62)
Alt-A and other	10,733	—	702	702	—	—	—	(433)	—	—	11,002	—
Obligations of states and political subdivisions	7,308	7	20	27	—	—	(281)	(527)	—	—	6,527	—
Manufactured housing	726	—	22	22	—	—	—	(28)	—	—	720	—

Total available-for-sale mortgage-related securities	55,705	(215)	3,715	3,500	—	—	(281)	(2,441)	—	(347)	56,136	(222)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,419	(105)	—	(105)	—	—	—	(76)	361	—	1,599	(105)
Fannie Mae	374	(13)	—	(13)	—	—	—	(23)	135	—	473	(13)
Ginnie Mae	111	—	—	—	—	—	—	(4)	—	—	107	—
Other	58	—	—	—	—	21	—	(2)	—	(45)	32	—

Total trading mortgage- related securities	1,962	(118)	—	(118)	—	21	—	(105)	496	(45)	2,211	(118)
Mortgage loans:
Held-for-sale, at fair value	10,120	427	—	427	6,420	—	(4,108)	(14)	—	—	12,845	294
Other assets:
Guarantee asset(8)	862	(1)	—	(1)	—	76	—	(22)	—	—	915	(1)
All other	139	(10)	—	(10)	—	—	—	—	—	—	129	(10)

Total other assets	1,001	(11)	—	(11)	—	76	—	(22)	—	—	1,044	(11)

		Realized and unrealized (gains) losses
	Balance, June 30, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, September 30, 2012	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Debt securities recorded at fair value	$2,158	$10	$—	$10	$—	$—	$—	$—	$—	$—	$2,168	$10
Net derivatives(9)	20	7	—	7	—	—	—	—	—	—	27	—
Other liabilities:
All other, at fair value	1	(1)	—	(1)	—	—	—	—	—	—	—	(1)

178	Freddie Mac

	Nine Months Ended September 30, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, September 30, 2012	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$19	$19	$—	$—	$—	$(123)	$—	$(120)	$1,824	$—
Fannie Mae	172	—	2	2	—	—	—	(22)	21	—	173	—
Ginnie Mae	12	—	—	—	—	—	—	(3)	8	—	17	—
CMBS	3,756	76	(44)	32	—	—	(330)	(29)	—	—	3,429	—
Subprime	27,999	(659)	2,953	2,294	—	—	—	(3,473)	—	—	26,820	(659)
Option ARM	5,865	(124)	684	560	—	—	(15)	(786)	—	—	5,624	(128)
Alt-A and other	10,868	(59)	1,364	1,305	—	—	—	(1,182)	11	—	11,002	(59)
Obligation of states and political subdivisions	7,824	9	135	144	—	—	(289)	(1,152)	—	—	6,527	—
Manufactured housing	766	(3)	34	31	—	—	—	(77)	—	—	720	(3)

Total available-for-sale mortgage-related securities	59,310	(760)	5,147	4,387	—	—	(634)	(6,847)	40	(120)	56,136	(849)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(338)	—	(338)	25	50	(76)	(205)	417	(140)	1,599	(339)
Fannie Mae	538	(106)	—	(106)	(5)	—	5	(71)	168	(56)	473	(106)
Ginnie Mae	22	1	—	1	—	—	—	(14)	98	—	107	1
Other	90	—	—	—	9	21	(10)	(3)	—	(75)	32	—

Total trading mortgage-related securities	2,516	(443)	—	(443)	29	71	(81)	(293)	683	(271)	2,211	(444)
Mortgage loans:
Held-for-sale, at fair value	9,710	851	—	851	16,882	—	(14,553)	(45)	—	—	12,845	391
Other assets:
Guarantee asset(8)	752	(11)	—	(11)	—	232	—	(58)	—	—	915	(11)
All other	151	(22)	—	(22)	—	—	—	—	—	—	129	(22)

Total other assets	903	(33)	—	(33)	—	232	—	(58)	—	—	1,044	(33)

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Balance, September 30, 2012	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Debt securities recorded at fair value	$—	$(35)	$—	$(35)	$—	$—	$—	$(812)	$3,015	$—	$2,168	$(24)
Net derivatives(9)	(17)	15	—	15	—	—	—	(4)	—	33	27	2

179	Freddie Mac

	Three Months Ended September 30, 2011
		Realized and unrealized gains (losses)
	Balance, June 30, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3	Balance, September 30, 2011	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,983	$—	$28	$28	$101	$—	$—	$(14)	$(63)	$2,035	$—
Fannie Mae	187	—	(2)	(2)	246	—	—	(9)	—	422	—
Ginnie Mae	14	—	—	—	—	—	—	(1)	—	13	—
CMBS	3,207	—	273	273	—	—	—	(3)	—	3,477	—
Subprime	30,491	(31)	(348)	(379)	—	—	—	(1,224)	—	28,888	(31)
Option ARM	6,591	(19)	(128)	(147)	—	—	—	(276)	—	6,168	(19)
Alt-A and other	12,197	(80)	(294)	(374)	—	—	—	(391)	—	11,432	(80)
Obligations of states and political subdivisions	8,560	9	253	262	—	—	(413)	(277)	—	8,132	—
Manufactured housing	844	(4)	5	1	—	—	—	(29)	—	816	(4)

Total available-for-sale mortgage-related securities	64,074	(125)	(213)	(338)	347	—	(413)	(2,224)	(63)	61,383	(134)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,622	(637)	—	(637)	69	—	—	(58)	102	2,098	(638)
Fannie Mae	843	(268)	—	(268)	—	—	—	(13)	59	621	(268)
Ginnie Mae	26	—	—	—	—	—	—	(2)	—	24	—
Other	18	(1)	—	(1)	—	5	(3)	(1)	—	18	(1)

Total trading mortgage-related securities	3,509	(906)	—	(906)	69	5	(3)	(74)	161	2,761	(907)
Mortgage loans:
Held-for-sale, at fair value	4,463	261	—	261	4,119	—	(2,561)	(7)	—	6,275	170
Net derivatives(9)	(319)	534	—	534	—	(23)	—	(118)	—	74	279
Other assets:
Guarantee asset(8)	667	(27)	—	(27)	—	48	—	(14)	—	674	(27)
All other	181	(2)	—	(2)	—	—	—	—	—	179	(2)

Total other assets	848	(29)	—	(29)	—	48	—	(14)	—	853	(29)

		Realized and unrealized (gains) losses
	Balance, June 30, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3	Balance, September 30, 2011	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Other liabilities:
All other	$1	$3	$—	$3	$—	$—	$—	$—	$—	$4	$3

180	Freddie Mac

	Nine Months Ended September 30, 2011
		Realized and unrealized gains (losses)
	Balance, January 1, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3	Balance, September 30, 2011	Unrealized gains (losses) still held(7)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$67	$67	$101	$—	$—	$(71)	$(99)	$2,035	$—
Fannie Mae	212	—	—	—	246	—	—	(31)	(5)	422	—
Ginnie Mae	16	—	—	—	—	—	—	(3)	—	13	—
CMBS	3,115	—	385	385	—	—	—	(23)	—	3,477	—
Subprime	33,861	(835)	(33)	(868)	—	—	—	(4,105)	—	28,888	(835)
Option ARM	6,889	(365)	640	275	—	—	—	(996)	—	6,168	(365)
Alt-A and other	13,155	(152)	(238)	(390)	—	—	—	(1,333)	—	11,432	(152)
Obligations of states and political subdivisions	9,377	13	495	508	—	—	(608)	(1,145)	—	8,132	—
Manufactured housing	897	(9)	17	8	—	—	—	(89)	—	816	(9)

Total available-for-sale mortgage-related securities	69,559	(1,348)	1,333	(15)	347	—	(608)	(7,796)	(104)	61,383	(1,361)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(629)	—	(629)	451	—	(55)	(155)	187	2,098	(630)
Fannie Mae	854	(270)	—	(270)	56	—	—	(30)	11	621	(270)
Ginnie Mae	27	—	—	—	—	—	—	(3)	—	24	—
Other	20	(2)	—	(2)	—	6	(3)	(3)	—	18	(2)

Total trading mortgage-related securities	3,200	(901)	—	(901)	507	6	(58)	(191)	198	2,761	(902)
Mortgage loans:
Held-for-sale, at fair value	6,413	621	—	621	9,553	—	(10,283)	(29)	—	6,275	203
Net derivatives(9)	(691)	927	—	927	—	(45)	—	(119)	2	74	378
Other assets:
Guarantee asset(8)	541	(22)	—	(22)	—	193	—	(38)	—	674	(22)
All other	235	(56)	—	(56)	—	—	—	—	—	179	(56)

Total other assets	776	(78)	—	(78)	—	193	—	(38)	—	853	(78)

		Realized and unrealized (gains) losses
	Balance, January 1, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net(5)	Net transfers in and/or out of Level 3	Balance, September 30, 2011	Unrealized (gains) losses still held(7)
	(in millions)
Liabilities
Other liabilities:
All other	$—	$4	$—	$4	$—	$—	$—	$—	$—	$4	$4

(1)	Changes in fair value for available-for-sale investment securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfers out of Level 3 during the three and nine months ended September 30, 2012 as well as transfers into Level 3 for the three months ended September 30, 2012 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the nine months ended September 30, 2012 consist primarily of foreign-currency denominated debt due to a decline in observable market activity.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2012 and 2011, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those guarantee asset amounts still recorded on our balance sheet. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

181	Freddie Mac

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.

The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at September 30, 2012				Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,139	$1,139	$—	$—	$1,380	$1,380
REO, net(2)	—	—	831	831	—	—	3,146	3,146

Total assets measured at fair value on a non-recurring basis	$—	$—	$1,970	$1,970	$—	$—	$4,526	$4,526

	Total Gains (Losses)(3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(18)	$(23)	$(54)	$(32)
REO, net(2)	(18)	(115)	(14)	(162)

Total gains (losses)	$(36)	$(138)	$(68)	$(194)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.8 billion, less estimated costs to sell of $54 million (or approximately $0.7 billion) at September 30, 2012. The carrying amount of REO, net was written down to fair value of $3.1 billion, less estimated costs to sell of $221 million (or approximately $2.9 billion) at December 31, 2011.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2012 and 2011, respectively.

Valuation Processes and Controls Over Fair Value Measurement

We have control processes designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that our valuation approaches are consistently applied and the assumptions and inputs are reasonable. Our control processes provide a framework that ensures a segregation of duties and oversight of our fair value methodologies, techniques, validation procedures, and results.

Groups within our Finance division, independent of our trading and investing function, execute and validate the valuation processes and are responsible for determining the fair values of the majority of our financial assets and liabilities. In determining fair value, we consider the credit risk of our counterparties in estimating the fair values of our assets and our own credit risk in estimating the fair values of our liabilities. The fair values determined by our Finance division are further verified by an independent group within our Enterprise Risk Management (ERM) division.

The validation procedures performed by ERM are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual settlement prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, and relative value and yield comparisons using our proprietary models. Thresholds are

182	Freddie Mac

set for each product category by ERM to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional validation procedures, including supplemental analytics and/or follow up discussions with the third-party provider. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These reviews are risk-based and cover all product categories, and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.

In addition to performing the validation procedures noted above, ERM provides independent risk governance over all valuation processes by establishing and maintaining corporate-wide valuation control policies. ERM also independently reviews key judgments, methodologies, and valuation techniques to ensure compliance with its established policies.

Our Valuation & Finance Model Committee (“Valuation Committee”), which includes representation from our business areas, ERM, and Finance divisions, provides senior management’s governance over valuation processes, methodologies, controls and fair value measurements. Identified exceptions are reviewed and resolved through the verification process and the fair value measurements used in the financial statements are approved at the Valuation Committee.

Where models are employed to assist in the measurement and verification of fair values, changes made to those models during the period are reviewed and approved according to the corporate model change governance process, which specifies that all material changes be reviewed at the Valuation Committee. Inputs used by models are regularly updated for changes in the underlying data, assumptions, valuation inputs, and market conditions, and are subject to the valuation controls noted above.

Use of Third-Party Pricing Data in Fair Value Measurement

As discussed in the sections that follow, many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; or (b) industry-standard modeling, such as a discounted cash flow model. The prices provided by the pricing services and dealers reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the pricing services and dealers are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes discussions with our vendors at least annually and often more frequently. We believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical procedures, ensure that the prices used in our financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use in pricing our assets and liabilities. The price quotes we receive are non-binding both to us and to our counterparties.

In many cases, we receive prices from third-party pricing services or dealers and use those prices without adjustment, and the significant inputs used to develop the prices are not reasonably available to us. For a large majority of the assets and liabilities we value using pricing services and dealers, we obtain prices from multiple external sources and use the median of the prices to measure fair value. This technique is referred to below as “median of external sources.” The significant inputs used in the fair value measurement of assets and liabilities that are valued using the median of external sources pricing technique are the third-party prices. Significant increases (decreases) in any of the third-party prices in isolation may result in a significantly higher (lower) fair value measurement. In limited circumstances, we may be able to receive pricing information from only a single external source. This technique is referred to below as “single external source.”

In limited circumstances, we receive prices or pricing-related data that we adjust or use as an input to our models or other valuation techniques to measure fair value, as described in “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Derivative Assets, Net and Derivative Liabilities, Net.” In other limited circumstances, we receive prices from a third-party provider and use those prices without adjustment, but the inputs used by the third-party provider to develop the prices are reasonably available to us, as described in “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Sale” and “Other Assets and Other Liabilities.”

183	Freddie Mac

Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

We categorize assets and liabilities that we measure and report at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation techniques used to derive the fair value and our judgment regarding the observability of the related inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the fair value hierarchy; and, for those measurements classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs and a description of any interrelationships between those unobservable inputs. Although the sensitivities of the unobservable inputs are generally discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs. For example, the most common interrelationship that impacts the majority of our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.

Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

Investments in Securities

Mortgage-Related Securities

Agency Securities

Agency securities, both trading and available-for-sale, consist of mortgage-related securities issued and guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae. The valuation techniques for agency securities vary depending on the type of security.

Fixed-rate single-class securities are valued using observable prices for similar securities in the TBA market. The observable TBA prices vary based on agency, term, coupon, and settlement date. In addition, we may adjust the TBA price accordingly based on matrices we receive from external dealers for securities with specific collateral characteristics if we observe those collateral characteristics to be trading at a premium or discount to the TBA price. Significant inputs used in this technique are the TBA prices and the security characteristics mentioned above. These securities have observable market pricing and are classified as Level 2.

Adjustable-rate single-class securities and the majority of multiclass securities are valued using the median of external sources. For certain multiclass securities, we are able to receive prices from only a single external source. Adjustable-rate single-class securities and the multiclass securities valued using these techniques generally have observable market prices and are classified as Level 2. However, certain multiclass securities valued using these techniques are classified as Level 3 when there is a low volume or level of activity in the market for those securities.

Certain multiclass securities for which we are not able to obtain external prices due to limited relevant market activity are valued using a discounted cash flow technique. Under this technique, securities are valued by starting with a third-party market price for a similar security within our portfolio. Then we use our proprietary prepayment and interest rate models to calculate an OAS for the similar security, which is used to determine the net present value of the projected cash flows for the security to be valued. The significant unobservable input used in the fair value measurement of these securities is the OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement. These securities are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

Certain complex multiclass securities for which current cash flow information is not readily available are valued using a risk-metric pricing technique. Under this technique, securities are valued by starting with a prior period price and adjusting that price for market changes in certain key risk metrics such as key rate durations. If necessary, our judgment is applied to adjust the price based on specific security characteristics. The significant unobservable inputs used in the fair value measurement of these securities are the key risk metrics. Significant increases (decreases) in key rate durations in isolation would result in a significantly lower (higher) fair value measurement. These securities are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

184	Freddie Mac

Commercial Mortgage-Backed Securities

The majority of our CMBS are valued using the median of external sources. For a small number of CMBS, we are able to receive prices from only a single external source. CMBS valued using these techniques generally have observable market pricing and are classified as Level 2. However, certain CMBS valued using these techniques are classified as Level 3 when there is a low volume or level of activity in the market for those securities.

Certain CMBS, primarily military housing revenue bonds, are valued using a risk-metric pricing technique, similar to that described above for agency securities. The significant unobservable inputs used in the fair value measurement of these CMBS securities are the key risk metrics. Significant increases (decreases) in key rate durations in isolation would result in a significantly lower (higher) fair value measurement. These securities are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related); Obligations of States and Political Subdivisions; and Manufactured Housing

Subprime, option ARM, and Alt-A and other securities consist of non-agency mortgage-related securities backed by subprime, option ARM, and/or Alt-A and other collateral. Obligations of states and political subdivisions consist primarily of housing revenue bonds. Manufactured housing securities consist of non-agency mortgage-related securities backed by loans on manufactured housing properties. These types of securities are all valued based on the median of external sources and are classified as Level 3 due to the low volume and level of activity in the markets for these securities.

Non-Mortgage-Related Securities

Asset-Backed Securities

Asset-backed securities consist primarily of private-label non-mortgage-related securities. These securities are valued using the median of external sources. These securities have observable market pricing and are classified as Level 2.

Treasury Bills and Treasury Notes

Treasury bills and Treasury notes are valued using quoted prices in active markets for identical assets and are classified as Level 1.

FDIC-Guaranteed Corporate Medium-Term Notes

FDIC-guaranteed corporate medium-term notes are securities that are guaranteed by the FDIC and therefore are considered to have the credit risk of a U.S. federal agency. These securities are valued using the median of external sources. These securities have observable market pricing and are classified as Level 2.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale consist of multifamily mortgage loans with the fair value option elected and are measured at fair value on a recurring basis. Mortgage loans, held-for-sale are primarily valued using market prices from a third-party pricing service that uses a discounted cash flow technique. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on pricing data obtained from purchases and sales of similar mortgage loans, adjusted based on the mortgage loan’s current LTV ratio and DSCR. The significant unobservable inputs used in the fair value measurement of these loans are the current LTV ratio and DSCR. Significant increases (decreases) in the current LTV ratio in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the DSCR in isolation would result in a significantly higher (lower) fair value measurement. These loans are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

Mortgage Loans, Held-for-Investment

Mortgage loans, held-for-investment are measured at fair value on a non-recurring basis and represent multifamily mortgage loans that have been written down to the fair value of the underlying collateral due to impairment. The underlying collateral is primarily valued using either an income capitalization technique or third-party appraisals.

Under the income capitalization technique, the collateral is valued by discounting the present value of future cash flows by applying an overall capitalization rate to the forecasted net operating income. The significant unobservable input used in

185	Freddie Mac

the fair value measurement of these loans is the capitalization rate, which is determined through analysis of the DSCR. Significant increases (decreases) in the capitalization rate in isolation would result in a significantly lower (higher) fair value measurement.

Under the third-party appraisal technique, we use the prices provided by third-party appraisers without adjustment. The third-party appraisers consider the physical condition of the property and use comparable sales and other market data in determining the appraised value.

Impaired multifamily mortgage loans held-for-investment are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

Derivative Assets, Net and Derivative Liabilities, Net

Derivative assets and derivative liabilities consist of interest-rate swaps, option-based derivatives, and other derivatives, such as exchange-traded futures, foreign-currency swaps, and certain forward purchase and sale commitments.

Interest-Rate Swaps

Interest-rate swaps consist of receive-fixed, pay-fixed, and basis swaps. The majority of our interest-rate swaps are valued using a discounted cash flow technique. Under this technique, interest-rate swaps are valued by using the appropriate yield curves to discount the expected cash flows of both the fixed and variable rate components of the swap contracts. The significant inputs used in the fair value measurement of these derivatives are market-based interest rates. These derivatives are classified as Level 2 as the significant inputs used in the fair value measurement are observable in active markets. Certain interest rate swaps that are exchange traded are classified in Level 1.

Option-Based Derivatives

Option-based derivatives consist of interest rate caps, interest rate floors, call swaptions, and put swaptions. We value the majority of our option-based derivatives using our option-pricing models. Dealer-supplied interest rate volatility matrices are a key input into these models. Within each matrix, prices are provided for a range of option terms, swap terms, and strikes. Our models then interpolate to determine the volatility for each instrument and use that volatility as an input to the option-pricing model. These derivatives are classified as Level 2 as the significant inputs used are observable in active markets.

Other Derivatives

Other derivatives consist of exchange-traded futures, foreign-currency swaps, and certain forward purchase and sale commitments.

Exchange-traded futures are valued using quoted prices in active markets for identical assets or liabilities and are classified as Level 1.

Foreign-currency swaps are valued using a discounted cash flow technique. Under this technique, foreign-currency swaps are valued using yield curves derived from observable market data to calculate and discount the expected cash flows for the swap contracts. The significant inputs used in the fair value measurement of these derivatives are market-based interest rates and foreign currency exchange rates. These derivatives are classified as Level 2 as the significant inputs used in the fair value measurement are observable in active markets.

Certain purchase and sale commitments are also considered to be derivatives and are valued using the same techniques we use to value the underlying instruments we are committing to purchase or sell. These instruments generally have observable market pricing and are classified as Level 2. Valuation techniques for commitments to purchase or sell investment securities and to extinguish or issue debt securities of consolidated trusts are further discussed in “Investments in Securities.” Valuation techniques for commitments to purchase single-family mortgage loans are further discussed in “Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed — Mortgage Loans.”

Other Assets and Other Liabilities

Other assets consist of our guarantee asset related to guarantees issued to unconsolidated securitization trusts and mortgage servicing rights. Other liabilities, from time to time, consist of mortgage servicing rights.

186	Freddie Mac

Guarantee Asset

Our guarantee asset is primarily related to our multifamily guarantees. The multifamily guarantee asset is valued using a discounted cash flow technique. Under this technique, the present value of future cash flows related to our management and guarantee fee is discounted based on the current OAS-to-benchmark interest rates for new guarantees, which are driven by changes in our estimates of credit risk and changes in the credit profile of the multifamily guarantee portfolio. The significant unobservable input used in the fair value measurement of the guarantee asset is the OAS-to-benchmark rates. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement. The guarantee asset is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

All Other Assets and Liabilities

All other assets and, from time to time, other liabilities consist primarily of mortgage servicing rights. Mortgage servicing rights are valued using a discounted cash flow technique by a third-party vendor that specializes in valuing and brokering sales of mortgage servicing rights. Under this technique, the cash flows from the mortgage servicing rights are discounted based on estimated prepayment rates, estimated costs to service both performing and non-performing loans, and estimated servicing income per loan (including ancillary income). The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are the estimates of prepayment rates, costs to service per loan, and servicing income per loan. Significant increases (decreases) in cost to service per loan, and prepayment rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in servicing income per loan in isolation would result in a significantly higher (lower) fair value measurement. Mortgage servicing rights are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

REO, Net

REO, net consists primarily of single-family REO. REO, net is initially measured at its fair value less costs to sell, and is subsequently measured at the lower of cost or fair value less costs to sell. REO, net is valued using an internal model. Under this technique, our internal model uses actual disposition prices on REO for the past three months to determine the average sales proceeds per property at the state level expressed as a fixed percentage based on the ratio of the disposition price to the UPB of the associated loan immediately prior to our acquisition of the property. This fixed percentage is then applied to the individual property to determine its fair value. Certain adjustments, such as state-level adjustments, are made to the estimated fair value, as applicable. The significant unobservable input used in the fair value measurement of REO, net is the historical average sales proceeds per property by state. Significant increases (decreases) in the historical average sales proceeds per property by state in isolation would result in a significantly higher (lower) fair value measurement. REO, net is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

Debt Securities Recorded at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and certain other debt securities. Foreign-currency denominated debt instruments and certain other debt securities are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 3 due to the low volume and level of activity in the market for these types of debt instruments. See “Fair Value Option — Debt” for additional information.

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) as of September 30, 2012.

187	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,490	Risk metric	Effective duration(2)	1.3 - 1.3 years	1.3 years
		334	Other

Total Freddie Mac	$63,680	1,824
Fannie Mae		83	Median of external sources	External pricing sources	$104.2 - $105.9	$105.6
		67	Single external source	External pricing source	$115.7 - $115.7	$115.7
		23	Other

Total Fannie Mae	16,537	173
Ginnie Mae		9	Discounted cash flows
		8	Median of external sources

Total Ginnie Mae	219	17
CMBS		2,408	Single external source	External pricing source	$97.1 - $97.1	$97.1
		1,021	Risk metric	Effective duration(2)	9.8 - 16.1 years	14.3 years

Total CMBS	52,375	3,429
Subprime, option ARM, and Alt-A:
Subprime		25,142	Median of external sources	External pricing sources	$53.8 - $64.6	$58.5
		1,678	Other

Total subprime	26,820	26,820
Option ARM		5,620	Median of external sources	External pricing sources	$41.1 - $49.4	$45.2
		4	Other

Total option ARM	5,624	5,624
Alt-A and other		8,945	Median of external sources	External pricing sources	$67.7 - $75.4	$71.7
		2,057	Other

Total Alt-A and other	11,002	11,002
Obligations of states and political subdivisions		6,456	Median of external sources	External pricing sources	$102.3 - $103.2	$102.8
		71	Other

Total obligations of states and political subdivisions	6,527	6,527
Manufactured housing		706	Median of external sources	External pricing sources	$78.6 - $84.8	$81.6
		14	Other

Total manufactured housing	720	720

Total available-for-sale mortgage- related securities	183,504	56,136
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,238	Discounted cash flows	OAS	(39,652) - 8,120 bps	503 bps
		361	Other

Total Freddie Mac	11,501	1,599
Fannie Mae		347	Discounted cash flows	OAS	(184) - 6,715 bps	745 bps
		126	Other

Total Fannie Mae	11,398	473
Ginnie Mae		90	Median of external sources	External pricing sources	$103.4 - $104.8	$104.1
		17	Other

Total Ginnie Mae	140	107
Other		23	Discounted cash flows
		8	Median of external sources
		1	Other

	148	32

Total trading mortgage-related securities	23,187	2,211

Total investments in securities	$206,691	$58,347

188	Freddie Mac

	September 30, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Mortgage loans:
Held-for-sale, at fair value	$12,845	$12,845	Discounted cash flows	DSCR	1.25 - 5.01	1.94
				Current LTV	22% - 86%	71%
Other assets:
Guarantee asset, at fair value		770	Discounted cash flows	OAS	0 - 324 bps	53 bps
		145	Other

Total guarantee asset, at fair value	915	915
All other, at fair value		125	Discounted cash flows	Prepayment rate(3)	7.45% - 39.38%	20.99%
				Servicing income per loan	0.19% - 0.51%	0.25%
				Cost to service per loan	$73 - $355	$137
		4	Other

Total all other, at fair value	129	129

Total other assets	1,044	1,044
Liabilities
Debt securities recorded at fair value		1,169	Median of external sources	External pricing sources	$102.2 - $102.8	$102.6
		999	Single external source	External pricing source	$99.9 - $99.9	$99.9

Total debt securities recorded at fair value	2,168	2,168
Net derivatives	(478)	27	Other

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.
(3)	Represents the effective borrower prepayment and modeled foreclosure rate based upon the principal balance weighted expected life, derived from our prepayment model.

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis using unobservable inputs (Level 3) as of September 30, 2012.

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	September 30, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$708	Income capitalization	Capitalization rates(2)	5% - 9%	7%
		431	Third-party appraisal	Property value	$4 million - $43 million	$21 million

Total held-for-investment	$1,139	1,139
REO, net		828	Internal model(3)	Historical average sale proceeds per property by state(4)	$37,918 - $263,856	$105,285
		3	Other

Total REO, net	831	831

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(3)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(4)	Represents the average of three months of REO sales proceeds by state.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in the table below present our estimates of the fair value of our financial assets and liabilities at September 30, 2012 and December 31, 2011. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport

189	Freddie Mac

to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

Table 16.6 — Consolidated Fair Value Balance Sheets

	September 30, 2012						December 31, 2011
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$7.8	$7.0	$0.8	$—	$—	$7.8	$28.4	$28.4
Restricted cash and cash equivalents	8.8	8.8	—	—	—	8.8	28.1	28.1
Federal funds sold and securities purchased under agreements to resell	45.8	—	45.8	—	—	45.8	12.0	12.0
Investments in securities:
Available-for-sale, at fair value	183.5	—	127.4	56.1	—	183.5	210.7	210.7
Trading, at fair value	46.6	21.6	22.8	2.2	—	46.6	58.8	58.8

Total investments in securities	230.1	21.6	150.2	58.3	—	230.1	269.5	269.5

Mortgage loans:
Mortgage loans held by consolidated trusts	1,505.6	—	1,121.8	441.7	—	1,563.5	1,564.2	1,598.2
Unsecuritized mortgage loans	192.7	—	15.0	157.7	—	172.7	217.1	205.9

Total mortgage loans	1,698.3	—	1,136.8	599.4	—	1,736.2	1,781.3	1,804.1
Derivative assets, net	0.8	—	27.2	—	(26.4)	0.8	0.1	0.1
Other assets	24.9	—	0.9	24.0	—	24.9	27.8	28.5

Total assets	$2,016.5	$37.4	$1,361.7	$681.7	$(26.4)	$2,054.4	$2,147.2	$2,170.7

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,432.6	$—	$1,513.1	$2.6	$—	$1,515.7	$1,471.4	$1,552.5
Other debt	565.1	—	565.6	19.5	—	585.1	660.6	681.2

Total debt, net	1,997.7	—	2,078.7	22.1	—	2,100.8	2,132.0	2,233.7
Derivative liabilities, net	0.3	—	35.1	—	(34.8)	0.3	0.4	0.4
Other liabilities	13.6	0.3	7.5	7.8	—	15.6	14.9	15.0

Total liabilities	2,011.6	0.3	2,121.3	29.9	(34.8)	2,116.7	2,147.3	2,249.1

Net assets
Senior preferred stockholders	72.3	—	—	72.3	—	72.3	72.2	72.2
Preferred stockholders	14.1	—	0.4	—	—	0.4	14.1	0.6
Common stockholders	(81.5)	—	—	(135.0)	—	(135.0)	(86.4)	(151.2)

Total net assets	4.9	—	0.4	(62.7)	—	(62.3)	(0.1)	(78.4)

Total liabilities and net assets	$2,016.5	$0.3	$2,121.7	$(32.8)	$(34.8)	$2,054.4	$2,147.2	$2,170.7

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

The fair value of certain financial instruments is based on our current principal market as of the dates presented. As new markets evolve, our principal market may change. The use of different assumptions and methodologies to determine the fair values of certain financial instruments, including the use of different principal markets, could have a material impact on the fair value of net assets presented on our consolidated fair value balance sheets.

We report certain assets and liabilities that are not financial instruments, such as property and equipment and REO, as well as certain financial instruments that are not covered by the disclosure requirements in the accounting guidance for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that

190	Freddie Mac

are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed

The following is a description of the valuation techniques we use for items measured at fair value either only at inception or only on our fair value balance sheet, the significant inputs used in those techniques (if applicable), and our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the valuation hierarchy. Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

Cash and Cash Equivalents (including Restricted Cash and Cash Equivalents)

Cash and cash equivalents (including restricted cash and cash equivalents) largely consist of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Cash and restricted cash are classified as Level 1. Cash equivalents (including restricted cash equivalents) are primarily classified as Level 2 because we use observable inputs other than quoted prices in active markets for identical assets to determine the fair value measurement. However, cash equivalents (including restricted cash equivalents) for which we can obtain quoted prices in active markets for identical assets are classified as Level 1.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities and federal funds sold. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Federal funds sold and securities purchased under agreements to resell are classified as Level 2 because these assets have observable market pricing, but quoted prices for identical assets are not available.

Mortgage Loans

Single-family and certain multifamily mortgage loans are classified as held-for-investment and recorded at amortized cost. Other multifamily mortgage loans that are held for investment are recorded at the fair value of the underlying collateral upon impairment. Multifamily held-for-sale mortgage loans are recorded at fair value due to the election of the fair value option.

Single-Family Loans

Determination of Principal Market

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. As of September 30, 2012, we determined that the principal market is the whole loan market for loans that are four or more months delinquent, loans that are in foreclosure, loans that have completed a HAMP loan modification, and loans that have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months. The total UPB of loans where the whole loan market is the principal market was approximately $111.9 billion as of September 30, 2012. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of September 30, 2012.

191	Freddie Mac

Whole Loan Market as Principal Market

Loans where we determine that the principal market is the whole loan market are valued using the median of external sources. Under the median of external sources technique, prices for single-family loans are obtained from multiple dealers. These dealers reference market activity for deeply delinquent and modified loans, where available, and use internal models and their judgment to determine default rates, severity rates, home prices, and risk premiums. Single-family mortgage loans valued using this technique are classified as Level 3 due to the low volume and level of activity in this market.

GSE Securitization Market as Principal Market

Loans where we determine that the principal market is the GSE securitization market are valued using the build-up technique. Under the build-up technique, the fair value of single-family mortgage loans is based on the estimate of the price we would receive if we were to securitize the loans. These loans are valued by starting with benchmark security pricing for actively traded mortgage-related securities with similar characteristics; adding in the value of our management and guarantee fee, which is the compensation we receive for performing our management and guarantee activities; and subtracting the value of the credit obligation related to performing our guarantee.

The security price is based on benchmark security pricing for similar actively traded mortgage-related securities, adjusted as necessary based on security characteristics. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued as debt to third parties. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Investments in Securities.”

The management and guarantee fee is valued by estimating the present value of the additional cash flows related to our management and guarantee fee. The management and guarantee fees for the majority of our loans are valued using third-party dealer prices on hypothetical interest-only securities based on collateral characteristics from our single-family credit guarantee portfolio. For loans where third-party market data is not readily available, we use a discounted cash flow approach, leveraging the dealer prices received for the majority of our loans and including only those cash flows related to our management and guarantee fee.

The credit obligation related to performing our guarantee is valued by estimating the fair value of the related credit and other costs (such as general and administrative expenses) and benefits (such as credit enhancements) inherent in our guarantee obligation. For loans that qualify for purchase under current underwriting standards (used for the majority of our single-family loans, but accounts for a small share of the overall fair value of the guarantee obligation), we use the delivery and guarantee fees that we charge under our current market pricing as a market observation. For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment (used for less than half of the guaranteed loans, but accounts for the largest share of the overall fair value of the guarantee obligation).

Single-family mortgage loans that qualify for purchase under current underwriting standards are classified as Level 2 as the significant inputs used for the valuation of these loans, such as security pricing, our externally published credit pricing matrices, and third-party prices used in valuing the management and guarantee fee, are observable, while the unobservable inputs, such as general and administrative expenses and credit enhancements, are not significant to the fair value measurement. Single-family mortgage loans that do not qualify for purchase under current underwriting standards are classified as Level 3 as the credit cost is based on our internal credit models which use unobservable inputs that are significant to the fair value measurement.

HARP Loans

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified), the fair value of the guarantee obligation is then measured using: (a) our internal credit models; or (b) the median of external sources, if the loan’s principal market has changed to the whole loan market.

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $10.5 billion as of September 30, 2012. The total fair value of the loans in our

192	Freddie Mac

portfolio that reflects the pricing afforded to HARP loans as of September 30, 2012 as presented in our consolidated fair value balance sheets is $144.7 billion.

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily mortgage loans, see “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Sale” and “— Mortgage Loans, Held-for-Investment,” respectively. Non-impaired multifamily mortgage loans are valued using the same technique as held-for-sale multifamily mortgage loans.

Other Assets

Most of our other assets, such as property and equipment, are not financial instruments required to be valued at fair value under the accounting guidance for disclosures about the fair value of financial instruments. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets.

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

Other assets are classified primarily as Level 2 or Level 3 depending on whether the valuation technique uses unobservable inputs that are significant to the fair value measurement.

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

For debt securities of consolidated trusts, the valuation techniques we use are similar to the techniques we use to value our investments in agency securities for GAAP purposes. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Investments in Securities — Agency Securities” for additional information regarding the valuation techniques we use.

Other debt includes short-term zero-coupon discount notes, callable debt, and non-callable debt. Short-term zero-coupon discount notes are valued using yield analysis. Under this technique, the debt instruments are valued using published yield matrices which are based on the days to maturity of the debt and converted into a price. Significant inputs used in this technique are the published yield matrices. Short-term zero-coupon discount notes are classified as Level 2 as the significant inputs used are observable in active markets. Other debt securities, including both callable and non-callable debt, are valued using a single external source or median of external sources, respectively. These debt securities generally have observable market pricing and are classified as Level 2. However, certain other debt securities are classified as Level 3 when there is a low volume or level of activity in the market for those types of debt securities.

193	Freddie Mac

Other debt also includes foreign-currency denominated debt and certain other debt securities for which we elected the fair value option and which we report at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Debt Securities Recorded at Fair Value” for additional information.

Other Liabilities

Other liabilities consist of accrued interest payable on debt securities, the guarantee obligation for guarantees issued to unconsolidated entities, the reserve for guarantee losses for guarantees issued to unconsolidated entities, servicer advanced interest payable and certain other servicer liabilities, accounts payable and accrued expenses, payables related to securities, and other miscellaneous liabilities. We believe the carrying amount of these liabilities is a reasonable approximation of their fair value, except for the guarantee obligation for guarantees issued to unconsolidated entities. The technique for estimating the fair value of our guarantee obligation is described in the “Mortgage Loans — Single-Family Loans” section above.

As discussed in “Other Assets,” other liabilities may include a deferred tax liability adjusted for fair value balance sheet purposes.

Other liabilities are classified primarily as Level 2 or Level 3 depending on whether the valuation technique uses unobservable inputs that are significant to the fair value measurement.

Net Assets Attributable to Senior Preferred Stockholders

Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets, which is the same as the carrying value in our GAAP consolidated balance sheets, and does not reflect fair value. As the senior preferred stock is restricted as to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets. Our senior preferred stock is classified as Level 3 because the valuation is based on unobservable inputs.

Net Assets Attributable to Preferred Stockholders

Preferred stock is valued using a market-based approach incorporating quoted dealer prices. These securities have observable market pricing and are classified as Level 2.

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and total liabilities reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders and the fair value attributable to preferred stockholders. Our net assets attributable to common stockholders is classified as Level 3 because the valuation is based on unobservable inputs.

Fair Value Option

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale mortgage loans, and certain debt.

Investments in Securities

We elected the fair value option for certain mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2011 Annual Report for additional information about the measurement and recognition of interest income on investments in securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option.

194	Freddie Mac

Multifamily Held-For-Sale Mortgage Loans

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

Debt

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation. Fair value changes for debt are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2011 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

The table below presents the fair value and unpaid principal balance related to certain items for which we have elected the fair value option at September 30, 2012 and December 31, 2011.

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	As of
	September 30, 2012		December 31, 2011
	Long-Term Debt Securities	Multifamily Held-For-Sale Mortgage Loans	Long-Term Debt Securities	Multifamily Held-For-Sale Mortgage Loans
	(dollars in millions)
Fair value	$2,168	$12,845	$3,015	$9,710
Unpaid principal balance	2,139	12,446	2,972	9,515

Difference	$29	$399	$43	$195

Changes in Fair Value under the Fair Value Option Election

The table below presents fair value gains and losses, including changes attributable to instrument-specific credit risk, for debt securities for which we have elected the fair value option for the three and nine months ended September 30, 2012 and 2011.

For multifamily held-for-sale mortgage loans, we recorded $427 million and $851 million from the change in fair value in other income in our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012, respectively. We recorded $261 million and $621 million from the change in fair value in other income in our consolidated statements of comprehensive income for the three and nine months ended September 30, 2011, respectively. Multifamily held-for-sale mortgage loans are not included in the table below because we determined that the changes in fair value attributable to instrument-specific credit risk were not material given that these loans were generally originated within the past 12 months and have not seen a change in their credit characteristics.

195	Freddie Mac

Table 16.8 — Composition of Changes in Fair Value for Debt Securities with Fair Value Option Elected

	Debt Securities Gains (Losses)(1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in millions)
Changes in instrument-specific credit risk	$(5)	$(4)	$(21)	$(6)
Other changes in fair value	(5)	137	56	21

Fair value gains (losses), net	$(10)	$133	$35	$15

(1)	Fair value changes for debt are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income.

For debt recorded at fair value, the change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

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

During the nine months ended September 30, 2012, we paid approximately $5 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed motions to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants moved to dismiss the second amended complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss. On March 28, 2012, the plaintiff filed its third amended complaint, which included allegations based on a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On April 26, 2012, defendants filed motions to dismiss the third amended complaint. The Court denied the motions on May 25, 2012. All defendants have filed answers to the third amended complaint. Discovery is ongoing.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible

196	Freddie Mac

loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that the parties have not fully briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiffs claimed that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and sought unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 20, 2007 through September 7, 2008. Defendants filed motions to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice the defendants’ motions to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 18, 2011. On October 13, 2011, the defendants filed motions to dismiss the second amended consolidated complaint. On February 17, 2012, the plaintiffs served a motion seeking leave to file a third amended consolidated complaint based on the non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On September 24, 2012, the Court granted with prejudice defendants’ motions to dismiss plaintiffs’ second amended complaint in its entirety, denied plaintiffs’ motion to file a third amended complaint, and directed that the case be closed. Judgment was entered in favor of the defendants on September 27, 2012. Plaintiffs filed a notice of appeal on October 26, 2012.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation in the event plaintiffs’ appeal is granted and the case is remanded to the district court; and the fact that the parties have not briefed and the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Freddie Mac, Fannie Mae, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Freddie Mac and Fannie Mae committed unfair business practices in violation of California law by advising seller/servicers that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE, program cannot take priority over a mortgage to be sold to Freddie Mac or Fannie Mae. The lawsuit contends that the PACE programs create liens superior to such mortgages and that FHFA was engaged in rulemaking when it issued a directive to Freddie Mac and Fannie Mae affirming that they could not purchase mortgages involving properties subject to PACE liens where those liens purported to have priority over the mortgage lien. The lawsuit further alleges that, in doing so, FHFA violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA, by not following required rulemaking procedures. The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper.

The County of Placer intervened in the lawsuit and, in addition, the lawsuit has been consolidated with two similar complaints filed in the U.S. District Court for the Northern District of California against Freddie Mac, Fannie Mae, FHFA, and others by the County of Sonoma and the City of Palm Desert. Freddie Mac, Fannie Mae, FHFA, and others were also named as defendants in two other similar cases, one filed in the U.S. District Court for the Northern District of Florida by Leon County and the Leon County Energy Improvement District, and the other filed in the U.S. District Court for the Eastern District of New York by the Town of Babylon.

The cases filed in Florida and New York were dismissed and an appeal of the Florida case is pending in the U.S. Court of Appeals for the Eleventh Circuit. On October 24, 2012, the U.S. Court of Appeals for the Second Circuit denied the appeal filed by the Town of Babylon in the New York action. The U.S. District Court for the Northern District of California dismissed the claims against Freddie Mac on August 26, 2011, but allowed the NEPA and APA claims against FHFA to go forward. During the course of the litigation, the U.S. District Court for the Northern District of California entered a

197	Freddie Mac

preliminary injunction requiring FHFA to provide a notice and comment period with regard to its directives to Freddie Mac and Fannie Mae concerning energy liens. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking seeking comment on whether the restriction on purchasing mortgage loans secured by properties with outstanding first-lien PACE obligations should be maintained. On August 9, 2012, the U.S. District Court for the Northern District of California granted summary judgment against FHFA and found that FHFA had failed to comply with required notice and comment procedures set forth in the APA in directing Freddie Mac and Fannie Mae concerning energy liens. On October 16, 2012, the U.S. District Court for the Northern District of California entered judgment and directed that FHFA complete the notice and comment process, and publish a Final Rule, no later than May 14, 2013; the Court also directed that FHFA submit a status report to the Court by January 18, 2013. FHFA has appealed the entry of summary judgment against it.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that appeals are still pending.

Related Third Party Litigation and Indemnification Requests

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

On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby vs. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that certain former Freddie Mac officers made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. After a period of dormancy, the Court closed the case by administrative order on June 5, 2012.

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

After the Court dismissed, without prejudice, the plaintiffs’ consolidated complaint, amended consolidated complaint, and second consolidated complaint, the plaintiffs filed a third amended consolidated complaint against PricewaterhouseCoopers LLP, Syron and Piszel, omitting Cook and the underwriter defendants, on November 14, 2010. On January 11, 2011, the Court granted the remaining defendants’ motion to dismiss the complaint with respect to PricewaterhouseCoopers LLP, but denied the motion with respect to Syron and Piszel. On April 4, 2011, Piszel filed a motion for partial judgment on the pleadings. The Court granted that motion on April 28, 2011. The plaintiffs moved for class certification, which motion was ultimately denied by the Court. On May 31, 2012, the U.S. Court of Appeals for the Second Circuit denied plaintiffs’ motion for leave to appeal the denial of class certification. In August 2012, plaintiffs sought leave to file another motion for class certification, which request the Court denied on September 25, 2012.

198	Freddie Mac

Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the underwriting agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the inherent uncertainty of litigation and the fact that plaintiffs may appeal the denial of class certification. Absent the certification of a specified class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

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

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan of liquidation and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. The plan and disclosure statement were subsequently modified several times, and the plan was confirmed by the court on December 6, 2011. The plan leaves open for subsequent determination whether our claim relating to losses incurred on short-term lending transactions with certain Lehman Entities will be accorded priority status. The Lehman estate has set aside $1.2 billion to be available for payment of our claim in full if, after litigation or settlement, this claim is allowed as a priority claim. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would be entitled to receive an estimated distribution of approximately 21% (or approximately $250 million) over the next three years. Freddie Mac’s total $2.1 billion in claims also includes an $868 million claim relating to Lehman’s repurchase obligations. The plan does not adjudge or allow this claim, and instead permits claims allowance proceedings to continue. To the extent this claim is allowed, it will be treated as a general unsecured claim, for which Freddie Mac would ultimately receive a distribution of approximately 19.9% of the allowed amount. Finally, the plan entitles Freddie Mac to a distribution of approximately 39% (or about $6.4 million) payable over the next three years on our allowed claim exceeding $16 million relating to losses on derivative transactions.

Taylor, Bean & Whitaker and Ocala Funding, LLC Bankruptcies

On August 24, 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In 2011, with the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. See “NOTE 18: LEGAL CONTINGENCIES” in our 2011 Annual Report for information on the settlement.

On July 20, 2012, Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In connection with the bankruptcy filing, Ocala also filed a motion seeking an examination of and subsequent document discovery from Freddie Mac and FHFA, asserting that it has “viable, legitimate and valuable causes of action against Freddie Mac” to recover approximately $805 million of funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts maintained by TBW. In its filings, Ocala also indicated that it wishes to use the examination to obtain information relating to whether it may have other claims against

199	Freddie Mac

Freddie Mac relating to TBW’s fraudulent conduct prior to the TBW bankruptcy. Ocala intends to distribute any monies recovered from Freddie Mac among its creditors, including various banks and the FDIC.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds, but we are unable at this time to estimate our potential recovery, if any, thereunder. Discovery is proceeding.

IRS Litigation

In 2010 and 2011, we received Statutory Notices from the IRS assessing a total of $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. We paid the tax assessed in the Statutory Notices for the years 2006 to 2007 of $36 million in 2012 and will seek a refund through the administrative process, which could include filing suit in District Court. A Tax Court trial date was scheduled for November 13, 2012; however, on May 31, 2012, counsels for the IRS and Freddie Mac filed a joint motion for continuance in order to explore settlement options. The motion was granted by the Tax Court on June 7, 2012, suspending the trial date until further notice. We believe appropriate reserves have been provided for settlement on reasonable terms. For information on this matter, see “NOTE 12: INCOME TAXES.”

Lawsuits Involving Real Estate Transfer Taxes

Several lawsuits have been filed against Freddie Mac, Fannie Mae, and FHFA (as Conservator) in Michigan challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Similar lawsuits were filed in 18 other states and the District of Columbia after we received the unfavorable ruling in Michigan on March 23, 2012, which is discussed below. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. We were also a defendant in a second similar lawsuit in the District of Columbia. However, this lawsuit was dismissed with prejudice in August 2012.

On June 20, 2011, Oakland County (Michigan) and the Oakland County Treasurer filed a lawsuit against Freddie Mac and Fannie Mae in the U.S. District Court for the Eastern District of Michigan alleging that the enterprises failed to pay real estate transfer taxes on transfers of real property in Oakland County where the enterprises were the grantors. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae. On November 10, 2011, Genesee County (Michigan) and the Genesee County Treasurer filed a class action lawsuit in the same court on behalf of itself and the other 82 Michigan counties raising similar claims against FHFA (as Conservator), Freddie Mac, and Fannie Mae. The Court later certified the class, with two Michigan counties opting out. The Michigan Department of Attorney General and the Michigan Department of Treasury intervened in both actions against the defendants. In both actions, FHFA, Freddie Mac and Fannie Mae asserted that they were not liable for the transfer taxes based on federal statutory tax exemptions applicable to each. On March 23, 2012, the Court granted summary judgment against FHFA (as Conservator), Freddie Mac, and Fannie Mae in both actions, determining that the statutory exemptions did not exempt them from Michigan’s state and county transfer tax. The plaintiffs in both cases subsequently filed amended complaints to cover purportedly taxable transactions where Freddie Mac and Fannie Mae received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. FHFA (as Conservator), Freddie Mac, and Fannie Mae filed an appeal to the U.S. Court of Appeals for the Sixth Circuit and have requested that the District Court stay the actions pending resolution of the appeal. The District Court has not yet ruled on the defendants’ motion for a stay, nor has it addressed the amount of damages the plaintiffs contend are owed in either case.

On or about June 22, 2011, Curtis Hertel (individually and as Register of Deeds of Ingham County, Michigan) filed suit in Michigan state court against Freddie Mac, Fannie Mae and others alleging, among other things, that the defendants failed to pay real estate transfer taxes on transfers of real property in Ingham County where the enterprises were the grantors and grantees. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae, and the Michigan Department of Attorney General and the Michigan Department of Treasury intervened against the defendants. The defendants removed the case to the U.S. District Court for the Western District of Michigan and then filed motions to dismiss and/or for summary judgment. The Court dismissed plaintiff Hertel from the case concluding that Hertel was not a proper plaintiff. On September 18, 2012, the

200	Freddie Mac

Court ruled in favor of Freddie Mac, Fannie Mae and FHFA on their motion to dismiss and/or for summary judgment as to the claims asserted by the Michigan Department of Attorney General and the Michigan Department of Treasury, finding Freddie Mac and Fannie Mae exempt from the Michigan transfer taxes.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operation. In addition, we are unable to reasonably estimate the possible loss or range of possible loss with respect to these lawsuits due to the following factors, among others: (a) none of the plaintiffs have demanded a stated amount of damages they believe are due; (b) with respect to the Oakland County and Genesee County lawsuits, the scope of permissible claims has not yet been determined and discovery regarding the amount of damages is still in the early stages; and (c) with respect to the other lawsuits, discovery regarding the amount of damages has not yet begun.

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

On June 8, 2012, Freddie Mac and MGIC each filed motions to dismiss, stay, or transfer the other party’s lawsuit. FHFA subsequently filed a motion to dismiss MGIC’s lawsuit in Wisconsin. On June 14, 2012, Freddie Mac’s complaint in the Virginia Court was amended to add FHFA as a co-plaintiff. On July 5, 2012, MGIC’s motion was granted in part and denied in part by the Virginia court. The Virginia court’s order provides for transfer of the case to the Wisconsin court, but stays execution of the order and all proceedings in the case pending a further order from the Virginia court after a decision by the Wisconsin court concerning whether it has jurisdiction to hear MGIC’s case against us and FHFA.

On June 28, 2012, MGIC filed a motion in the Virginia court to dismiss Freddie Mac’s amended complaint. Further action on this motion was stayed by the Virginia court in its order of July 5, 2012.

NOTE 18: SIGNIFICANT COMPONENTS OF OTHER ASSETS AND OTHER LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

Table 18.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(in millions)
Other assets:
Guarantee asset	$915	$752
Accounts and other receivables	9,382	8,350
All other	1,432	1,411

Total other assets	$11,729	$10,513

Other liabilities:
Guarantee obligation	$901	$787
Servicer liabilities	3,440	3,600
Accounts payable and accrued expenses	1,043	845
All other	729	814

Total other liabilities	$6,113	$6,046

201	Freddie Mac

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

We may request additional draws under the Purchase Agreement in future periods.

We may request additional draws under the Purchase Agreement in future periods. The need for any such future draws will be determined by a variety of factors that could adversely affect our net worth or our ability to generate comprehensive income, including the following:

•

how long and to what extent the U.S. economy and housing market, including home prices, remain weak, which could increase credit expenses and cause additional other-than-temporary impairments of the non-agency mortgage-related securities we hold;

•	foreclosure prevention and other loss mitigation efforts, and foreclosure processing delays, which could increase our expenses;

•	competitiveness with other mortgage market participants, including Fannie Mae;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI;

•

the size and timing of future increases in guarantee fees directed by FHFA, and whether we will be required to remit any such fees to Treasury (as is the case with the fee increases related to the Temporary Payroll Tax Cut Continuation Act of 2011);

•	required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities;

•	adverse changes in our funding costs or limitations in our access to public debt markets;

•	establishment of additional valuation allowances for our remaining net deferred tax asset;

•	changes in accounting practices or guidance;

•	effects of the MHA Program and other government initiatives, including any future requirements to reduce the principal amount of loans;

•	losses resulting from control failures, including any control failures because of our inability to retain staff;

•	limitations on our ability to develop new products or enter into new lines of business;

•	introduction of additional public mission-related initiatives that may adversely impact our financial results; or

•	changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.

Through the fourth quarter of 2012, we must pay cash dividends to Treasury on the senior preferred stock at an annual rate of 10%. In past periods, this fixed-rate dividend obligation substantially contributed to draws under the Purchase Agreement. However, on August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into a third amendment to the Purchase Agreement. Under the third amendment, the current fixed dividend rate will be replaced with a net worth sweep dividend beginning in the first quarter of 2013. This effectively ends the circular practice of Treasury advancing funds to us to pay dividends back to Treasury. As a result, beginning in 2013, the need for future draws will not be driven by the dividend obligation. The third amendment also suspended the periodic commitment fee, beginning in the first

202	Freddie Mac

quarter of 2013. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth.

The third amendment permits us to retain a capital reserve amount. However, the amount of this permitted reserve will decline from $3 billion in 2013 to zero in 2018. We will be required to pay dividends to the extent that our net worth exceeds the permitted capital reserve. Accordingly, over the long term, we will not be able to build or retain any net worth surplus, due to the net worth sweep dividend provisions. Thus, over the long term, our need for draws will be driven by factors such as those noted above that can adversely affect our net worth and our ability to generate comprehensive income. Over the long-term, our future profits will effectively be distributed to Treasury. Therefore, the holders of our common stock and non-senior preferred stock will not receive benefits that would otherwise flow from any such future profits.

Under the Purchase Agreement, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. Although additional draws under the Purchase Agreement will allow us to remain solvent and avoid mandatory receivership, they will also increase the liquidation preference of the senior preferred stock, which was $72.3 billion as of September 30, 2012. In addition, draws we take for deficits in our net worth after 2012 will reduce the amount of available funding remaining under the Purchase Agreement. Additional draws and corresponding increases in the already substantial liquidation preference, along with limited flexibility to redeem the senior preferred stock, may add to the uncertainty regarding our long-term financial sustainability. This may also cause further negative publicity about our company.

For more information on the Purchase Agreement, including the third amendment, see “MD&A — LEGISLATIVE AND REGULATORY MATTERS — Amendment to the Purchase Agreement” in this Form 10-Q and “BUSINESS — Conservatorship and Related Matters” in our 2011 Annual Report.

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

No stock options were exercised during the three months ended September 30, 2012, and all remaining restrictions on restricted stock units lapsed during the first quarter of 2012.

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

203	Freddie Mac

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

204	Freddie Mac

ITEM 5. OTHER INFORMATION

Item Not Reported Under Form 8-K

Freddie Mac has adopted, with the approval of FHFA, a 2012 Executive Management Compensation Program Recapture and Forfeiture Agreement (the “2012 Recapture Agreement”) for Freddie Mac executives in the following positions: chief executive officer; chief operating officer; chief financial officer; executive vice presidents; and senior vice presidents (each, a “Covered Officer”), unless an executive’s participation as a Covered Officer is specifically excluded in a separate agreement. A Covered Officer’s agreement to the 2012 Recapture Agreement is a condition of his or her participation in either the 2012 Executive Management Compensation Program for Virginia-Based Covered Officers or the 2012 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (together, the “2012 EMCP”).

The 2012 Recapture Agreement sets forth terms and conditions pursuant to which a Covered Officer’s compensation under the 2012 EMCP may be recaptured and/or forfeited. The 2012 Recapture Agreement applies to Deferred Salary (as defined in the 2012 EMCP) earned, paid or to be paid pursuant to the terms of the 2012 EMCP and any determination of a Forfeiture Event (as defined in the 2012 Recapture Agreement) that occurs on or after January 1, 2012. The Deferred Salary and the period during which it is subject to recapture and/or forfeiture vary depending on which Forfeiture Event has occurred.

The 2012 Recapture Agreement provides for the recapture and/or forfeiture of specified compensation if, after providing the requisite notice under the agreement, Freddie Mac’s Board of Directors determines that any Forfeiture Event has occurred. The Forfeiture Events and the compensation subject to recapture and /or forfeiture are described below.

1)	Forfeiture Event: The Covered Officer has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements (including without limitation, statements of earnings, revenues, or gains) or any other materially inaccurate performance measure.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary in excess of the amounts that the Board of Directors determines likely would have been otherwise earned using accurate measures during the two years prior to the Forfeiture Event.

2)	Forfeiture Events:

a)	The Covered Officer’s employment is terminated because the Covered Officer is either convicted of, or pleads guilty or nolo contendere to, a felony;

b)	Subsequent to termination of employment:

i)	the Covered Officer is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination; and

ii)	within one year of such conviction or plea, the Board of Directors determines in good faith that such conduct is materially harmful to the business or reputation of Freddie Mac.

c)	The Covered Officer’s employment is terminated because, or within two years of the Covered Officer’s termination of employment, the Board of Directors determines in good faith that, the Covered Officer engaged in any willful (as defined in the 2012 Recapture Agreement) misconduct in the performance of his or her duties with Freddie Mac that is materially harmful to the business or reputation of Freddie Mac.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary earned by the Covered Officer during the two years prior to the date that the Covered Officer is terminated, any Deferred Salary that is scheduled to be paid to the Covered Officer within two years after termination of employment and any cash payment made or to be made to the Covered Officer as consideration for any release of claims agreement between the Covered Officer and Freddie Mac.

205	Freddie Mac

3)	Forfeiture Event: The Covered Officer’s employment is terminated because, in carrying out his or her duties, the Covered Officer engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or within two years after the Covered Officer’s termination of employment, the Board of Directors determines in good faith that the Covered Officer, prior to his or her termination of employment, engaged in conduct that constitutes gross neglect or gross misconduct and that such actions resulted in material harm to Freddie Mac.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary paid to the Covered Officer at the time of termination or subsequent to the date of termination, including any cash payment made to the Covered Officer as consideration for any release of claims agreement between the Covered Officer and Freddie Mac.

4)	Forfeiture Event: The Covered Officer has violated a post-termination non-competition covenant set forth in the Restrictive Covenant and Confidentiality Agreement between the Covered Officer and Freddie Mac in effect when a payment of Deferred Salary is scheduled to be made.

Compensation Subject to Recapture and/or Forfeiture: 50% of the Deferred Salary paid to the Covered Officer during the 12 months immediately preceding the violation and 100% of all Deferred Salary unpaid at the time of such violation.

Under the 2012 Recapture Agreement, the Board of Directors has discretion to determine the appropriate dollar amount to be recaptured from and/or forfeited by the Covered Officer, if any, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the Covered Officer had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.

Copies of the form of the 2012 Recapture Agreement, the 2012 Executive Management Compensation Program for Virginia-Based Covered Officers and the 2012 Executive Management Compensation Program for Non-Virginia-Based Covered Officers are filed as exhibits to this Form 10-Q.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

206	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer

Date: November 6, 2012

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2012

207	Freddie Mac

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

208	Freddie Mac

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

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

209	Freddie Mac

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

Fixed-rate mortgage — Refers to a mortgage originated at a specific rate of interest that remains constant over the life of the loan. For purposes of presentation in this report and elsewhere in our reporting, we have categorized loans that have been modified under HAMP as fixed-rate loans, notwithstanding the rate adjustment provision of HAMP.

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

HFA — State or local Housing Finance Agency

210	Freddie Mac

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

LTV ratio — Loan-to-value ratio — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us, generally excluding any second-lien mortgages (unless we own or guarantee the second lien).

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

211	Freddie Mac

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

Net worth sweep dividend — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our net worth at the end of the immediately preceding fiscal quarter exceeds zero. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend payment shall accrue or be payable for that quarter.

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

PCs — Participation Certificates — Securities that we issue as part of a securitization transaction. Typically we purchase mortgage loans from parties who sell mortgage loans, place a pool of loans into a PC trust and issue PCs from that trust. The PCs are generally transferred to the seller of the mortgage loans in consideration of the loans or are sold to third-party investors if we purchased the mortgage loans for cash.

212	Freddie Mac

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

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, and August 17, 2012.

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

213	Freddie Mac

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

Subprime — Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Notwithstanding our historical characterizations of the single family credit guarantee portfolio, certain security collateral underlying our Other Guarantee Transactions has been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.

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

Treasury — U.S. Department of the Treasury

UPB — Unpaid principal balance

USDA — U.S. Department of Agriculture

VA — U.S. Department of Veterans Affairs

214	Freddie Mac

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

Warrant — Refers to the warrant we issued to Treasury on September 7, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.

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

215	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012
10.1	Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008)
10.2	Third Amendment dated as of August 17, 2012 to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 17, 2012)
10.3	2012 Executive Management Compensation Program Recapture and Forfeiture Agreement
10.4	2012 Executive Management Compensation Program for Virginia-Based Covered Officers
10.5	2012 Executive Management Compensation Program for Non-Virginia-Based Covered Officers
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema(1)
101.CAL	XBRL Taxonomy Extension Calculation(1)
101.LAB	XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
101.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1	Freddie Mac