Form 10-K
period 2012-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2013-02-28
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 001-34139

Federal Home Loan Mortgage Corporation

(Exact name of registrant as specified in its charter)

Freddie Mac

Federally chartered	8200 Jones Branch Drive	52-0904874	(703) 903-2000
corporation	McLean, Virginia 22102-3110	(I.R.S. Employer	(Registrant’s telephone number,
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)	including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Voting Common Stock, no par value per share (OTCQB: FMCC)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCI)

5% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKK)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCG)

5.1% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCH)

5.79% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCK)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCL)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCM)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCN)

5.81% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCO)

6% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCP)

Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCJ)

5.7% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKP)

Variable Rate, Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCS)

6.42% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCT)

5.9% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKO)

5.57% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKM)

5.66% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKN)

6.02% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKL)

6.55% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKI)

Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKJ)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $162.5 million.

As of February 15, 2013, there were 650,038,674 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iv	Freddie Mac

PART I

This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: the “BUSINESS — Forward-Looking Statements” and “RISK FACTORS” sections of this Form 10-K.

Throughout this Form 10-K, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 1. BUSINESS

Conservatorship and Government Support for Our Business

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

In March 2012, FHFA instituted the 2012 conservatorship scorecard, or the Conservatorship Scorecard, for use by both us and Fannie Mae that established business objectives and performance targets and measures, and provided the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives in FHFA’s directives. See “Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” and “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis” for further information.

Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecard), our charter, other legislation, and public statements from FHFA and Treasury officials. Our business objectives have changed considerably since we entered into conservatorship and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. However, these changes to our business objectives and strategies may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities.

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. FHFA stated that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, which is described below, as well as with the leading congressional proposals previously introduced. FHFA’s plan provides lawmakers and the

1	Freddie Mac

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

Based on our Net Worth Amount at December 31, 2012, our dividend obligation to Treasury in March 2013 will be $5.8 billion. On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into an amendment to the Purchase Agreement that, among other items, replaced the fixed 10% dividend rate on the senior preferred stock with a net worth sweep dividend beginning in the first quarter of 2013. Under the net worth sweep dividend provisions, we are required to pay dividends to the extent that our Net Worth Amount exceeds a permitted capital reserve amount (established at $3 billion for 2013 and declining to zero in 2018). This amendment effectively ends the circular practice of taking draws from Treasury to pay dividends to Treasury, thereby helping to preserve remaining funding available to us under the Purchase Agreement. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Purchase Agreement” for more information.

The aggregate liquidation preference of the senior preferred stock was $72.3 billion and $72.2 billion at December 31, 2012, and 2011, respectively. Beginning January 1, 2013, the remaining funding commitment from Treasury under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws. For a discussion of factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods.”

For more information on our current business objectives, see “Executive Summary — Our Primary Business Objectives.” For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “Conservatorship and Related Matters” and “Treasury Agreements.”

Executive Summary

You should read this Executive Summary in conjunction with our MD&A and consolidated financial statements and related notes for the year ended December 31, 2012.

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

2	Freddie Mac

foreclosures. We believe our actions are helping communities across the country by providing America’s families with access to mortgage funding at low rates while helping distressed borrowers keep their homes and avoid foreclosure, where feasible.

Summary of Financial Results

During 2012, we observed certain signs of improvement in the housing market, which contributed positively to our financial results. Our comprehensive income for the year ended December 31, 2012 was $16.0 billion, consisting of $11.0 billion of net income and $5.1 billion of total other comprehensive income. By comparison, our comprehensive income (loss) for the year ended December 31, 2011 was $(1.2) billion, consisting of $(5.3) billion of net income (loss) and $4.0 billion of total other comprehensive income.

Our total equity was $8.8 billion at December 31, 2012, reflecting our total equity balance of $4.9 billion at September 30, 2012, comprehensive income of $5.7 billion for the fourth quarter of 2012 and our dividend payment of $1.8 billion on our senior preferred stock in December 2012. As a result of our positive net worth at December 31, 2012, no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2012.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator, including the Conservatorship Scorecard. See “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis” for further information.

Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•

Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage, which historically has represented the foundation of the mortgage market.

•

Our support provides lenders with a constant source of liquidity for conforming mortgage products. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during 2012 and 2011.

•

Our consistent market presence provides assurance to our customers that there will be a buyer for their conforming loans that meet our credit standards. We believe this liquidity provides our customers with confidence to continue lending in difficult environments.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have withdrawn.

During 2012 and 2011, we purchased or issued other guarantee commitments for $426.8 billion and $320.8 billion in UPB of single-family conforming mortgage loans, representing approximately 2.0 million and 1.5 million homes, respectively.

Borrowers typically pay a lower interest rate on loans acquired or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are able to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. In December 2012, we estimated that borrowers were paying an average of 43 basis points less on these conforming loans than on non-conforming loans. These estimates were based on data provided by HSH Associates, a third-party provider of mortgage market data.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. In 2012, we continued to introduce new initiatives designed to help eligible borrowers keep their homes and avoid foreclosure. Since 2009, we have helped more than 785,000 borrowers experiencing hardship complete a loan workout.

3	Freddie Mac

Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. We implemented a number of changes to HARP in late 2011 and 2012. These changes allowed more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. Our purchases of HARP loans increased to $86.9 billion in 2012, compared to $39.7 billion in 2011. We have purchased HARP loans provided to nearly 915,000 borrowers since the initiative began in 2009, including more than 434,000 borrowers during 2012.

Under our loan workout programs, our servicers contact borrowers and attempt to help borrowers experiencing hardship stay in their homes or avoid foreclosure. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible. Under HAMP and the non-HAMP standard modification, borrowers are required to complete a trial period before the loan modification becomes effective. Based on information provided by the MHA Program administrator, our servicers had completed approximately 217,209 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2012. As of December 31, 2012, approximately 24,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification. Our new non-HAMP standard loan modification initiative was implemented for all servicers beginning on January 1, 2012. Our completed modification volume during the first half of 2012 was below what otherwise would be expected, as servicers completed the transition to the non-HAMP standard modification initiative; however, the volume of our non-HAMP standard modifications increased in the second half of 2012 compared to the first half of 2012. See “Our Business Segments — Single-Family Guarantee Segment” for more information about loss mitigation activities and our efforts to provide credit availability, including through HAMP, and our relief refinance mortgage initiative, which includes HARP.

Short sale activity increased in 2012 compared to 2011. Short sale activity as a percentage of the combined total of short sales and foreclosure transfers increased from 27% in 2011 to 33% in 2012, primarily resulting from our increased focus on this foreclosure alternative. At the direction of FHFA, and as part of the servicing alignment initiative, we announced a new standard short sale process during the third quarter of 2012 designed to help more struggling borrowers use short sales to avoid foreclosure. We believe this new process may lead to an increase in short sales in 2013.

The table below presents our single-family loan workout activities for the last five quarters.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	12/31/2012	09/30/2012	06/30/2012	03/31/2012	12/31/2011
	(number of loans)
Loan modifications	19,898	20,864	15,142	13,677	19,048
Repayment plans	6,964	7,099	8,712	10,575	8,008
Forbearance agreements(2)	2,442	2,190	4,738	3,656	3,867
Short sales and deed in lieu of foreclosure transactions	13,849	14,383	12,531	12,245	12,675

Total single-family loan workouts	43,153	44,536	41,123	40,153	43,598

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

Minimizing Our Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the lengthy foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

4	Freddie Mac

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue foreclosure alternatives (e.g., short sales) before considering foreclosure.

During 2012, we continued to implement the FHFA-directed servicing alignment initiative, under which we and Fannie Mae are aligning certain standards for servicing non-performing loans owned or guaranteed by the companies. We have provided standards to our servicers under this initiative that require them to initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers and for processing foreclosures. Under these new servicing standards, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We also assess compensatory fees from servicers if they do not achieve minimum performance benchmarks with respect to servicing delinquent loans, including foreclosure timelines.

Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships since the level of recovery (if a loan reperforms) may often be much higher than with foreclosure or foreclosure alternatives. In cases where these alternatives are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through property sales from our REO inventory. In large part, the benefit of short sales arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property. The foreclosure process is a lengthy one in many jurisdictions with significant associated costs to complete, including, in times of declining home values, foregone recovery we might receive from an earlier sale.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB and/or to make us whole for losses realized with respect to the loan, after consideration of other recoveries, if any. The amount we expect to collect on outstanding repurchase requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by the seller/servicers reimbursing us for realized credit losses. Some of these requests also may be rescinded in the course of the contractual appeals process. As of December 31, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.0 billion, and approximately 41% of these requests were outstanding for more than four months since issuance of our initial repurchase request (this figure includes repurchase requests for which appeals were pending). Of the total amount of repurchase requests outstanding at December 31, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. Beginning in 2012, we made revisions to our selection approach for these loans that expanded the coverage of our loan reviews. Certain of these changes are designed to increase our loss recoveries. We expect that the changes made to our loan review process will increase our repurchase request volumes with our seller/servicers in the future.

We, together with Fannie Mae, also launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae and, under the new framework, lenders will be relieved of certain repurchase obligations in specific cases, such as for loans that perform for 36 consecutive months (subject to certain exclusions). As a result, if we are unable to identify breaches in representations and warranties timely, we may face greater exposure to credit and other losses under this new framework, as our ability to seek recovery or repurchase from the seller is more limited. The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. For more information, see “Our Business

5	Freddie Mac

Segments — Single-Family Guarantee Segment — New Representation and Warranty Framework” and “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers.”

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is generally required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. Although we received payments under primary and other mortgage insurance of $2.0 billion and $2.5 billion in 2012 and 2011, respectively, which helped to mitigate our credit losses, many of our mortgage insurers remain financially weak. As a result, we expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. We believe that certain other of our mortgage insurance counterparties lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for information about credit enhancements of our single-family credit guarantee portfolio.

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

We continue efforts that we believe will create value for the industry by building the infrastructure for a future housing finance system. These efforts include the implementation of the UMDP, which provides us with the ability to collect additional data that we believe will improve our risk management practices. In the first quarter of 2012, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. The implementation of the portal was effective for mortgages with application dates after November 30, 2011 that were delivered to us after March 18, 2012. In the second quarter of 2012, we implemented the ULDD, which provides for the efficient collection and use of consistent information about loan terms, collateral, and borrowers. The implementation of ULDD was effective for mortgages with application dates after November 30, 2011 that were delivered to us after July 22, 2012, with a transition period allowing for optional usage of ULDD for mortgages delivered to us between April 23, 2012 and July 22, 2012.

We are also working with FHFA and others to develop a plan for the design and development of a securitization platform that can be used in a future secondary mortgage market. In October 2012, FHFA released a white paper for industry comment that described a proposed framework for a new securitization platform and a model pooling and servicing agreement. FHFA has stated that it anticipates that Freddie Mac and Fannie Mae will each maintain its own distinct securitization operations and continue to issue its own securities.

We are continuing to work with FHFA and Fannie Mae to develop recommendations to align certain of the terms of the contracts we and Fannie Mae use with our respective single-family seller/servicers, as well as certain practices we follow in managing our remedies and our respective business relationships with these companies. In October 2012, we announced, pursuant to a directive by FHFA, changes to requirements in certain areas related to loan servicing, including a process and criteria for evaluating servicer performance. These changes align our and Fannie Mae’s requirements in these areas. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers” for additional information.

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

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 to 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in credit quality of loans we have purchased since 2008 (excluding HARP and other relief refinance mortgages) is primarily the result of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.

Underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages

6	Freddie Mac

generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where the borrowers’ payments under their mortgages are reduced, thereby strengthening the borrowers’ potential to make their mortgage payments. Relief refinance mortgages of all LTV ratios comprised approximately 18% and 11% of the UPB in our total single-family credit guarantee portfolio at December 31, 2012 and 2011, respectively.

HARP loans represented 11% and 6% of the UPB of our single-family credit guarantee portfolio as of December 31, 2012 and 2011, respectively. Mortgages originated after 2008, including HARP loans, represented 63% and 51% of the UPB of our single-family credit guarantee portfolio as of December 31, 2012 and 2011, respectively, while the single-family loans originated from 2005 through 2008 represented 24% and 32% of this portfolio at these dates, respectively.

Approximately 96% and 92% of the single-family mortgages we purchased in 2012 and 2011, respectively, were fixed-rate, first lien amortizing mortgages, based on UPB. Approximately 82% and 78% of the single-family mortgages we purchased in 2012 and 2011, respectively, were refinance mortgages, and approximately 24% and 16%, respectively, of these refinance mortgages were HARP loans, based on UPB. HARP loans comprised approximately 20% and 12% of our single-family purchase volume in 2012 and 2011, respectively.

Due to our participation in HARP, we purchase a significant number of loans that have original LTV ratios over 100%. The proportion of loans we purchased with LTV ratios over 100% increased from approximately 4% of our single-family mortgage purchases (including HARP loans) in 2011 to 12% of our single-family mortgage purchases in 2012. This increase was mainly due to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers (whose loans we already hold in our single-family credit guarantee portfolio) with higher LTV ratios to refinance. Over time, HARP loans may not perform as well as other refinance mortgages because the continued high LTV ratios and reduced underwriting standards of these loans increase the probability of default. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. See “Our Business — Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program” for further information about our relief refinance initiative and HARP.

The table below presents the composition and certain other information about loans in our single-family credit guarantee portfolio, by year of origination at December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011.

7	Freddie Mac

Table 2 — Single-Family Credit Guarantee Portfolio Summary(1)

	At December 31, 2012					Year Ended December 31, 2012
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2012:
Relief refinance loans:
HARP loans	11%	735	100%	43%	1.06%	2.1%
Other relief refinance loans	7	749	58	—	0.29	0.1
All other loans	45	757	66	1	0.27	1.5

Subtotal — 2009 to 2012 originations	63	753	71	7	0.39	3.7

Loans originated — 2005 to 2008	24	708	98	42	9.56	87.2
Loans originated — 2004 and prior	13	715	56	6	3.20	9.1

Total	100%	737	75	15	3.25	100.0%

	At December 31, 2011					Year Ended December 31, 2011
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2011:
Relief refinance loans:
HARP loans	6%	737	97%	35%	1.08%	1.0%
Other relief refinance loans	5	751	61	—	0.17	0.1
All other loans	40	757	69	2	0.21	0.8

Subtotal- 2009 to 2011 originations	51	754	71	5	0.30	1.9

Loans originated — 2005 to 2008	32	713	104	48	8.75	89.5
Loans originated — 2004 and prior	17	719	61	9	2.83	8.6

Total	100%	735	80	20	3.58	100.0%

(1)	Based on the loans remaining in the portfolio at December 31, 2012 and 2011, which totaled $1.6 trillion and $1.7 trillion, respectively, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009. For credit scores, LTV ratios, serious delinquency rates, and other information about the loans in our single-family credit guarantee portfolio, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
(2)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2012.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (4) to “Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(6)	Historical credit losses for each origination year may not be representative of future results.

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually shifting mortgage credit risk from Freddie Mac to private investors, while simplifying and shrinking certain of our operations. In the case of single-family credit guarantees, we are exploring several ways to accomplish this goal, including increasing guarantee fees and evaluating new risk-sharing transactions beyond the traditional charter-required mortgage insurance coverage. Two across-the-board increases in guarantee fees occurred in 2012, and FHFA has proposed additional fee adjustments, as discussed in “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Overview of the Securitization Process.”

In the Investments segment, under the terms of the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, the UPB of our mortgage-related investments portfolio: (a) could not exceed $650 billion on December 31, 2012; and (b) on December 31 of each year thereafter, may not exceed 85% of the aggregate amount of the UPB we were permitted to own as of December 31 of the immediately preceding calendar year, until the portfolio reaches $250 billion. This strategy is designed to reduce the portfolio and provide the best return to the taxpayer while minimizing market disruption.

In the Multifamily segment, our primary business model is to purchase held-for-sale multifamily loans for aggregation and then securitization through multifamily K Certificates, which are considered Other Guarantee Transactions. In substantially all of these transactions we guarantee only the most senior tranches of the securities. As a result, a significant portion of our expected credit risk associated with these loans is sold in subordinated tranches to third party investors.

8	Freddie Mac

Strengthening Our Infrastructure and Improving Overall Efficiency While Also Focusing On Retention of Key Employees

We continue to work to both enhance the quality of our infrastructure and to improve our efficiency to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which are related to FHFA-mandated strategic initiatives that will likely take several years to fully implement. We are also focused on making significant improvements to our systems infrastructure in order to: (a) replace legacy hardware or software systems at the end of their useful lives and to strengthen our disaster recovery capabilities; and (b) improve our data collection and administration capabilities as well as our ability to assist in the servicing of loans.

We continue to actively manage our general and administrative expenses, while also continuing to focus on retaining key talent. In the first half of 2012, we introduced a new compensation program for employees to help mitigate the uncertainty surrounding compensation. Under the program, the majority of employees have a more predictable income, as the program either reduces or eliminates the amount of compensation that is subject to variability. The variable elements of compensation for our senior executives are subject only to reduction based on the company’s and their individual performance, with no upside potential. While employee turnover moderated in 2012 compared to 2011, we are continuing to explore various strategic arrangements with outside firms to provide operational capability and staffing for key functions, as needed.

Our general and administrative expenses increased in 2012 compared to 2011, largely due to an increase in spending for FHFA-mandated strategic initiatives. We believe the various FHFA-mandated strategic initiatives will likely continue to require significant resources and thus continue to affect our level of administrative expenses going forward.

Single-Family Credit Guarantee Portfolio

The UPB of our single-family credit guarantee portfolio declined approximately 6.2% and 3.5% during 2012 and 2011, respectively, as the amount of single-family loan liquidations exceeded new loan purchase and guarantee activity. We believe this is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and a decline in our single-family competitive position compared to other market participants (primarily Fannie Mae and Ginnie Mae). See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” for further information on our competitive position in the single-family mortgage market.

The table below provides certain credit statistics for our single-family credit guarantee portfolio.

9	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
Payment status —
One month past due	1.85%	2.02%	1.79%	1.63%	2.02%
Two months past due	0.66%	0.66%	0.60%	0.57%	0.70%
Seriously delinquent(1)	3.25%	3.37%	3.45%	3.51%	3.58%
Non-performing loans (in millions)(2)	$128,599	$131,106	$118,463	$119,599	$120,514
Single-family loan loss reserve (in millions)(3)	$30,508	$33,298	$35,298	$37,771	$38,916
REO inventory (in properties)	49,071	50,913	53,271	59,307	60,535
REO assets, net carrying value (in millions)	$4,314	$4,459	$4,715	$5,333	$5,548

	For the Three Months Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(in units, unless noted)
Seriously delinquent loan additions(1)	72,626	76,104	75,904	80,815	95,661
Loan modifications(4)	19,898	20,864	15,142	13,677	19,048
REO acquisitions	18,672	20,302	20,033	23,805	24,758
REO disposition severity ratio:(5)
California	34.4%	37.7%	41.6%	44.2%	44.6%
Arizona	35.9%	36.3%	40.4%	45.0%	46.7%
Florida	42.6%	44.7%	46.2%	48.6%	50.1%
Nevada	45.6%	50.6%	54.3%	56.5%	54.2%
Illinois	46.5%	47.7%	47.8%	49.3%	51.2%
Total U.S	35.2%	36.2%	37.9%	40.3%	41.2%
Single-family provision (benefit) for credit losses (in millions)	$(658)	$650	$177	$1,844	$2,664
Single-family credit losses (in millions)	$2,396	$2,936	$2,858	$3,435	$3,209

(1)	See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs in the third quarter of 2012. As of December 31, 2012 and 2011, approximately $65.8 billion and $44.4 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	Represents the number of modification agreements with borrowers completed during the quarter. Excludes forbearance agreements, repayment plans, and loans in modification trial periods.
(5)	States presented represent the five states where our credit losses were greatest during 2012. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations expense, while our “credit-related expenses” consist of our provision for credit losses and REO operations expense.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.2 billion, and have recorded an additional $3.9 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of December 31, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Our loan loss reserves declined in every quarter of 2012, which reflects improvement in both borrower payment performance and lower severity ratios for both REO dispositions and short sale transactions due to the improvements in home prices in most areas during 2012. Our REO inventory also declined in every quarter of 2012, which reflects that our sales of REO properties exceeded the volume of our REO acquisitions due to lower foreclosure activity as well as an increase in the volume of short sales prior to foreclosure.

Our average REO disposition severity ratio improved to 35.2% for the fourth quarter of 2012 compared to 41.2% for the fourth quarter of 2011. Although this ratio improved for each quarter of 2012, it remains high as compared to our experience in periods before 2007.

10	Freddie Mac

The serious delinquency rate for our single-family credit guarantee portfolio improved at December 31, 2012, compared to December 31, 2011. Excluding relief refinance loans, the improvement in borrower payment performance during 2012 reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than experienced prior to 2008, particularly in states that require a judicial foreclosure process. As of December 31, 2012 and 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 72% and 70%, respectively.

The balance of our non-performing loans increased during the third quarter of 2012, due to a change in the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as TDRs for other reasons), regardless of the borrowers’ payment status. Except for this change in classification, which resulted in approximately $19.5 billion in UPB of loans being newly classified as TDRs in the third quarter of 2012, the balance of our non-performing loans would have declined in every quarter of 2012. Although we experienced improvement in the amount of our non-performing loans during the year, this balance remained high at the end of 2012, compared to periods prior to 2009.

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in 2012, due, in part, to:

•

Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to the continued efforts of our servicers to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain elevated even if the volume of new serious delinquencies declines.

•

Continued negative effect of certain loan groups within the single-family credit guarantee portfolio, such as: (a) loans originated in 2005 through 2008; and (b) loans with higher-risk characteristics (such as those underwritten with certain lower documentation standards and interest-only loans), a significant portion of which were originated in 2005 through 2008. These groups continue to be large contributors to our credit losses.

•

Cumulative decline in national home prices of 22% since June 2006, based on our own index. As a result of this price decline, approximately 15% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of December 31, 2012.

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

Consolidated Financial Results — 2012 versus 2011

Net income was $11.0 billion for 2012 compared to net income (loss) of $(5.3) billion for 2011. Key highlights of our financial results include:

•

Net interest income for 2012 decreased to $17.6 billion from $18.4 billion for 2011, mainly due to the impact of a reduction in the balance of our higher-yielding mortgage-related assets, partially offset by lower funding costs.

•

Provision for credit losses for 2012 declined to $1.9 billion, compared to $10.7 billion for 2011. The significant reduction in provision for credit losses in 2012 primarily reflects declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices.

•	Non-interest income (loss) was $(4.1) billion for 2012, compared to $(10.9) billion for 2011. The improvement was largely driven by a decrease in derivative losses during 2012 compared to 2011.

11	Freddie Mac

•

Non-interest expense declined to $2.2 billion for 2012, from $2.5 billion for 2011, primarily due to a decrease in REO operations expense during 2012 compared to 2011 as a result of improving home prices in certain geographical areas with significant REO activity.

•

Comprehensive income was $16.0 billion for 2012 compared to comprehensive income (loss) of $(1.2) billion for 2011. Comprehensive income for 2012 consisted of $11.0 billion of net income and $5.1 billion of other comprehensive income, primarily due to a reduction in net unrealized losses on our available-for-sale securities.

Our Business

We conduct business in the U.S. residential mortgage market and the global securities market, subject to the direction of our Conservator, FHFA, and under regulatory supervision of FHFA, the SEC, HUD, and Treasury. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter (which is affected by changes in the conforming loan limit determined by FHFA), our own preference for credit risk reflected in our purchase standards and the mortgage purchase and securitization activity of other financial institutions. We conduct our business operations solely in the U.S. and its territories.

In addition to the directives given us by our Conservator, our charter forms the framework for our business activities, the initiatives we bring to market and the services we provide to the nation’s residential housing and mortgage industries. Our charter also determines the types of mortgage loans that we are permitted to purchase. Our statutory mission as defined in our charter is to:

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

12	Freddie Mac

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

Our charter requirement for credit protection on mortgages with LTV ratios greater than 80% does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA Rural Development). Additionally, as part of HARP, we may purchase single-family mortgages that refinance borrowers whose mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even if the LTV ratio of the new loan is above 80%.

Our Business Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

We evaluate segment performance and allocate resources based on a Segment Earnings approach. For more information on our segments, including financial information, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 13: SEGMENT REPORTING.”

Single-Family Guarantee Segment

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related security in exchange for management and guarantee fees.

Our Customers

Our customers are predominantly lenders in the primary mortgage market that originate mortgages for homeowners. These lenders include mortgage banking companies, commercial banks, savings banks, community banks, credit unions, HFAs, and savings and loan associations.

We acquire a significant portion of our mortgages from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. During 2012, three mortgage lenders, Wells Fargo Bank, N.A, U.S. Bank, N.A., and JPMorgan Chase Bank, N.A., each accounted for 10% or more of our single-family mortgage purchase volume and collectively accounted for approximately 49% of our single-family mortgage purchase volume. In the last two years, a number of our largest mortgage seller/servicers have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller lenders. Our top ten lenders accounted for approximately 73% and 82% of our single-family mortgage purchase volume during 2012 and 2011, respectively.

We are the master servicer for the loans we purchase, and delegate the primary servicing function to our customers. A significant portion of our single-family mortgage loans are serviced by several of our large customers. If our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. For additional information about our

13	Freddie Mac

relationships with our customers, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk —Single-Family Mortgage Seller/Servicers.”

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

Ginnie Mae, which became a more significant competitor beginning in 2009, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae maintained a significant market share in 2012 and 2011, in large part due to favorable pricing of loans insured by FHA, the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify for a conventional mortgage.

The conservatorship, including direction provided to us by our Conservator, and the restrictions on our activities under the Purchase Agreement may affect our ability to compete. FHFA, through its strategic plan activities, has required that we and Fannie Mae adopt uniform approaches in a number of areas. Through the servicing alignment initiative, we and Fannie Mae have aligned many of our policies and procedures with respect to the servicing of single-family loans. We are also aligning certain terms of the contracts we and Fannie Mae use with our respective single-family customers, and are working with Fannie Mae on a new securitization platform. For more information, see “RISK FACTORS — Conservatorship and Related Matters — FHFA directives that we and Fannie Mae adopt uniform approaches in some areas could have an adverse impact on our business or on our competitive position with respect to Fannie Mae.”

14	Freddie Mac

Overview of the Mortgage Securitization Process

Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into mortgage securities that are sold in global capital markets. The following diagram illustrates how we support mortgage market liquidity when we create PCs through mortgage securitizations. These PCs can be sold to investors or held by us or our customers.

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

15	Freddie Mac

declining rates through refinancing. When a borrower prepays a mortgage that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. Unscheduled reductions in loan principal, regardless of whether they are voluntary or involuntary, result in prepayments of security balances. Consequently, the owners of our guaranteed securities are subject to prepayment risk on the related mortgage loans, which is principally that the investor will receive an unscheduled return of the principal, and therefore may not earn the rate of return originally expected on the investment.

We guarantee these mortgage-related securities in exchange for compensation, which consists primarily of a combination of management and guarantee fees paid on a monthly basis as a percentage of the UPB of the underlying loans (referred to as base fees), and initial upfront payments (referred to as delivery fees). We may also make upfront payments to buy-up the monthly management and guarantee fee rate, or receive upfront payments to buy-down the monthly management and guarantee fee rate. These fees are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the issued PC.

We enter into mortgage purchase volume commitments with many of our single-family customers. These commitments provide for the lenders to deliver to us a certain volume of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. The purchase and securitization of mortgage loans from customers under these contracts have pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract with initial terms that may range from one month to one year. We call these transactions “flow” activity and they represent the majority of our purchase volumes. The remainder of our purchases and securitizations of mortgage loans occurs in “bulk” transactions for which purchase prices and management and guarantee fees are negotiated on an individual transaction basis. Mortgage purchase volumes from individual customers can fluctuate significantly. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, which may include the right to assess certain fees. Our mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit. Given the uncertainty of the housing market in recent years, since 2009 we have entered into arrangements with certain existing customers at their renewal dates that allow us to change credit and pricing terms more quickly than in the past, including the ability to change our base management and guarantee fees upon 90 days or less notice to customers, if directed to do so by FHFA.

We seek to issue guarantees with fee terms that we believe will, over the long-term, provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans. To compensate us for higher levels of risk in some mortgage products, we charge upfront delivery fees above the base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. Historically, we have varied our guarantee and delivery fee pricing for different customers, mortgage products, and mortgage or borrower underwriting characteristics based on our assessment of credit risk and loss mitigation related to single-family loans.

We implemented several increases in delivery fees in recent years that are applicable to single-family mortgages with certain higher-risk loan characteristics. Certain of these fee increases do not apply to relief refinance mortgages with LTV ratios greater than 80% and with settlement dates on or after July 1, 2011. We have established maximum limits on the amount of delivery fees that are imposed for relief refinance mortgages, regardless of the LTV ratio of the loan.

We also implemented two across-the-board increases in guarantee fees in 2012. Effective April 1, 2012, at the direction of FHFA, both we and Fannie Mae increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this increase are being remitted to Treasury to fund the payroll tax cut. We pay these fees to Treasury on a quarterly basis and refer to this fee increase as the legislated 10 basis point increase in guarantee fees. In the fourth quarter of 2012, both we and Fannie Mae implemented, at FHFA’s direction, a further increase in guarantee fees on single-family mortgages of an average of 10 basis points. In announcing this increase, FHFA stated that the changes to the guarantee fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms.

In September 2012, FHFA also requested public comment on a proposed approach under which we and Fannie Mae would adjust our delivery fees charged on single-family mortgages in states where costs related to foreclosures are statistically higher than the national average. FHFA stated in its September 2012 announcement that it expects to direct us and Fannie Mae to implement the pricing adjustments in 2013.

16	Freddie Mac

Securitization Activities

The types of mortgage-related securities we issue and guarantee include the following:

•	PCs;

•	REMICs and Other Structured Securities; and

•	Other Guarantee Transactions.

For information about the amount of mortgage-related securities we have issued, see “Table 35 — Freddie Mac Mortgage-Related Securities.” For information about the relative performance of mortgages underlying these securities, see “MD&A — RISK MANAGEMENT — Credit Risk.”

PCs

Our PCs are single-class pass-through securities that represent undivided beneficial interests in trusts that hold pools of mortgages we have purchased. Holding investments in single-family loans in the form of PCs rather than as unsecuritized loans gives us greater flexibility in managing the composition of our mortgage-related investments portfolio, as it is generally easier to purchase and sell PCs than unsecuritized mortgage loans, and allows more cost effective interest-rate risk management. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our single-family ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal for ARM PCs; however, we do not guarantee the timely payment of principal on ARM PCs. We issue most of our single-family PCs in transactions in which our customers provide us with mortgage loans in exchange for PCs. We refer to these transactions as guarantor swaps. The following diagram illustrates a guarantor swap transaction:

Guarantor Swap

17	Freddie Mac

We also issue PCs in exchange for cash. The following diagram illustrates an exchange for cash in a “cash auction” of PCs:

Cash Auction of PCs

Institutional and other fixed-income investors, including pension funds, insurance companies, securities dealers, money managers, REITs, and commercial banks, purchase our PCs. For the past several years, the Federal Reserve has purchased significant amounts of mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. These purchases, which are ongoing, have affected mortgage spreads (positively and, in some periods, negatively) and the demand for and values of our PCs.

PCs differ from most other fixed-income securities in several ways. For example, and most significantly, single-family PCs can be partially or fully prepaid at any time. Homeowners have the right to prepay their mortgage at any time (known as the prepayment option), and homeowner mortgage prepayments are passed through to the PC holder. Consequently, mortgage-related securities implicitly have a call option that significantly reduces the average life of the security from the contractual loan maturity. As a result, our PCs generally provide a higher nominal yield than certain other fixed-income products. In addition, in contrast to U.S. Treasury securities, PCs are not backed by the full faith and credit of the United States and are instead backed by interests in real estate, in addition to our own guarantee.

From time to time we undertake actions in an effort to support the liquidity and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities, including the resecuritization of PCs into REMICs and Other Structured Securities. Other strategies may include: (a) encouraging sellers to pool mortgages that they deliver to us into PC pools with a larger and more diverse population of mortgages; (b) influencing the volume and characteristics of mortgages delivered to us by tailoring our loan eligibility guidelines and other means; and (c) engaging in portfolio purchase and retention activities. See “Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” for additional information about our effort to support the liquidity and relative price performance of our PCs.

REMICs and Other Structured Securities

We issue single-class and multiclass securities. Single-class securities (e.g., PCs) involve the straight pass-through of all of the cash flows of the underlying collateral to holders of the beneficial interests. Our primary multiclass securities qualify for tax treatment as REMICs. Multiclass securities divide all of the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors by creating classes of securities with varying maturities, payment priorities and coupons, each of which represents a beneficial ownership interest in a separate portion of the cash flows of the underlying collateral. Usually, the cash flows are divided to modify the relative exposure of different classes to interest-rate risk, or to create various coupon structures. The simplest division of cash flows is into principal-only and interest-only classes. Other securities we issue can involve the creation of sequential payment and planned or targeted amortization classes. In a sequential payment class structure, one or more classes receive all or a disproportionate percentage of the principal payments on the underlying mortgage assets for a period of time until that class or classes are retired, following which the principal payments are directed to other classes. Planned or targeted amortization

18	Freddie Mac

classes involve the creation of classes that have relatively more predictable amortization schedules across different prepayment scenarios, thus reducing prepayment risk, extension risk, or both.

Our REMICs and Other Structured Securities represent beneficial interests in pools of PCs and/or certain other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued REMICs and Other Structured Securities as the underlying collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of tranches of our REMICs and Other Structured Securities. We do not charge a management and guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced. Because the collateral underlying nearly all of our single-family REMICs and Other Structured Securities consists of other mortgage-related securities that we guarantee, there are no economic residual interests in the related securitization trust. We do not issue tranches of securities in these transactions that have concentrations of credit risk beyond those embedded in the underlying assets. The following diagram provides a general example of how we create REMICs and Other Structured Securities.

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

19	Freddie Mac

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

In 2010 and 2009, we entered into transactions under Treasury’s NIBP with HFAs, for the partial guarantee of certain single-family and multifamily HFA bonds, which were Other Guarantee Transactions with significant credit enhancement provided by Treasury. While we have not engaged in any of these transactions since 2010, we continue to participate in and support this program and these guarantees remain outstanding. The securities issued by us pursuant to the NIBP were purchased by Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.

20	Freddie Mac

Single-Family PC Trust Documents

We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to remove specified mortgage loans from the applicable trust. To remove these loans, we pay the trust an amount equal to the current UPB of the mortgage, less any outstanding advances of principal that have been distributed to PC holders. Our payments to the trust are distributed to the PC holders at the next scheduled payment date.

We have the option to remove a mortgage loan from a PC trust under certain circumstances to resolve an existing or impending delinquency or default. Since 2010, our practice generally has been to remove substantially all single-family mortgage loans that are 120 days or more delinquent from our issued PCs. From time to time, we reevaluate our practice of removing delinquent loans from PCs and alter it if circumstances warrant.

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

The To Be Announced Market

Because our fixed-rate single-family PCs are considered to be homogeneous, and are issued in high volume and are highly liquid, they generally trade on a “generic” basis by PC coupon rate, also referred to as trading in the TBA market. A TBA trade in Freddie Mac securities represents a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered to fulfill the trade obligation, and thus the specific characteristics of the mortgages underlying those PCs, are not known (i.e., “announced”) at the time of the trade, but only shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission. The Securities Industry and Financial Markets Association publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades. Certain of our PC securities are not eligible for TBA trades, such as those backed by relief refinance mortgages with LTV ratios greater than 105%.

Other Guarantee Commitments

In certain circumstances, we provide our guarantee of mortgage-related assets held by third parties, in exchange for a management and guarantee fee, without our securitization of the related assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. In addition, during 2010 and 2009, we issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.

Underwriting Requirements and Quality Control Standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. In our contracts with individual seller/servicers, we may waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments (or DTI), the original LTV ratio, the type of mortgage product, the property type and market value, and the occupancy type of the loan. Our single-family loans are generally underwritten with a requirement for a maximum original LTV ratio of 95% (excluding jumbo conforming, cash-out refinance, and HARP mortgages). We prescribe maximum LTV ratio limits of 80% for cash-out refinance loans and 90% for jumbo conforming mortgages.

21	Freddie Mac

Due to adverse market and economic conditions, and based in part on our reviews of the underwriting quality for loans originated in 2005 through 2007, we implemented several credit limits since 2008. These credit limits are defined by specified criteria such as the LTV ratio, credit score and DTI ratio. For documentation to substantiate assets and income, we require the borrower to provide at least one paystub, one IRS Form W-2, and one current bank statement. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. We obtain credit scores of borrowers at the time of origination and do not typically receive updated data on borrower credit scores after origination.

The majority of our single-family mortgage purchase volume is evaluated using automated underwriting software, either our proprietary software (Loan Prospector), the seller/servicers’ own software, or Fannie Mae’s proprietary software. The percentage of our single-family mortgage purchase flow activity volume evaluated by the loan originator using Loan Prospector prior to being purchased by us was 45%, 41%, and 39% during 2012, 2011, and 2010, respectively. Beginning in 2009, we added a number of additional credit standards for loans evaluated by other underwriting software to improve the quality of loans we purchase that are evaluated using such other software. Consequently, we do not currently believe that the use of an automated underwriting software other than Loan Prospector significantly increases our loan performance risk.

As part of our quality control process, we review the underwriting documentation for certain loans we have purchased for compliance with our standards. In recent years, we have worked actively with our seller/servicers to improve loan underwriting quality. As a result, we observed improved quality control results for loans funded during 2011 as compared to 2010. As of December 31, 2012, the average aggregate underwriting deficiency rate across all seller/servicers for loans funded during 2011 and 2010 was approximately 5% and 13%, respectively. These rates may change in the future as our seller/servicers may appeal our findings. We have not yet sufficiently compiled our 2012 results for loan reviews due to the normal processing time to complete such reviews. The most common underwriting deficiencies found in the review of loans purchased during 2011 related to insufficient income and inadequate or missing documentation to support borrower qualification. The next most common deficiency was inaccurate data entered into Loan Prospector. We give our seller/servicers an opportunity to appeal ineligible loan determinations in response to our request for the repurchase of the loan. Beginning in the latter half of 2011, we required certain of our larger seller/servicers to maintain ineligible loan rates below a stated threshold (generally 5%), with financial consequences for non-compliance, as part of the renewals of our contracts with them. We expect these changes in seller/servicer contracts to positively impact ineligible loan rates. In addition, for all of our largest seller/servicers, we actively manage the current quality of loan originations by providing monthly written and oral communications regarding loan defect rates and the drivers of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action.

Through 2012, for loans with identified underwriting deficiencies, we required either immediate repurchase or allowed performing loans to remain in our portfolio subject to our continued right to issue a repurchase request to the seller/servicers at a later date. Beginning January 1, 2013, our practice for lender repurchases is based upon the new framework discussed below. Our right to request repurchase by seller/servicers is intended to protect us against deficiencies in underwriting by our seller/servicers. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers.”

New Representation and Warranty Framework

At the direction of FHFA, we and Fannie Mae launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae and, under this new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment requirements. Examples, subject to certain exclusions, include:

•	loans with 36 months of consecutive, on-time payments after we purchase them; and

•	relief refinance mortgages with 12 months of consecutive, on-time payments after we purchase them.

22	Freddie Mac

Under the new framework, Freddie Mac and Fannie Mae, under the supervision of FHFA, have established consistent standards for:

•	conducting quality control reviews earlier in the loan process, generally between 30 to 120 days after loan purchase;

•	requiring lenders to submit requested loan files for review within specified timelines;

•	evaluating loan files on a more comprehensive basis to ensure a focus on identifying significant deficiencies; and

•	making available more transparent appeals processes for lenders to appeal repurchase requests.

Additionally, we will use our tools and available data to enable earlier identification of potentially defective loans prior to their purchase and delivery. The changes to the representation and warranty process are key elements of the seller/servicer contract harmonization project that supports FHFA’s strategic plan for the Freddie Mac and Fannie Mae conservatorships announced in 2012.

The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. Freddie Mac will continue to work with lenders to resolve contractual claims on loans delivered prior to January 1, 2013.

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. However, we may purchase single-family mortgages under HARP that refinance mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place, even if the LTV ratio of the new loan is above 80%. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Generally, in order to file a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a short sale or foreclosure action. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.

For some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. Other types of credit enhancements that we use are lender recourse (under which we may require a lender to repurchase a loan upon default), indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), collateral pledged by lenders, and subordinated security structures. Lender recourse and indemnification agreements are typically entered into contemporaneously with the purchase of a mortgage loan as an alternative to requiring primary mortgage insurance on the loan or in exchange for a lower guarantee fee on the loan.

We also use pool insurance, although we have not purchased pool insurance on single-family loans since March 2008. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. During 2012, we reached the maximum limit of loss on certain pool insurance contracts before their maturity dates. In order to file a claim under a pool insurance policy, we generally must have finalized the primary mortgage claim, disposed of the foreclosed property, and quantified our net loss with respect to the insured loan to determine the amount due under the pool insurance policy. Certain pool insurance policies have specified loss deductibles that must be met before we are entitled to recover under the policy.

Our use of credit enhancements to reduce our exposure to mortgage credit risk increases our exposure to institutional credit risk. See “MD&A — RISK MANAGEMENT— Credit Risk — Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about pool insurance coverage and our mortgage loan insurers.

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

23	Freddie Mac

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

Our loan workouts include:

•

Forbearance agreements, where reduced payments or no payments are required during a defined period, generally less than one year. They provide additional time for the borrower to return to compliance with the original terms of the mortgage or to implement another loan workout. During 2012, the average time period granted for completed short-term forbearance agreements was between two and three months.

•

Repayment plans, which are contractual plans to make up past due amounts. These plans assist borrowers in returning to compliance with the original terms of their mortgages. During 2012, the average time period granted for completed repayment plans was between two and six months.

•

Loan modifications, which may involve changing the terms of the loan, or adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both. We require our servicers to examine the borrower’s capacity to make payments under the new terms by reviewing the borrower’s qualifications, including income. During 2012, we granted principal forbearance but did not utilize principal forgiveness for our loan modifications. Principal forbearance is a change to a loan’s terms to designate a portion of the principal as non-interest-bearing and non-amortizing. A borrower may only receive one HAMP modification; however, a loan may be modified twice under our standard loan modification program. Generally, a borrower may only receive one standard modification during a 12 month period. However, we reserve the right to approve additional non-HAMP loan modifications to the same borrower, based on the borrower’s individual facts and circumstances.

•	Short sale and deed in lieu of foreclosure transactions.

We also participate in the MHA Program, which is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program include HAMP and HARP, which are discussed below.

Home Affordable Modification Program

HAMP commits U.S. government, Freddie Mac, and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. HAMP applies to loans originated on or before January 1, 2009. The program is scheduled to end on December 31, 2013.

Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required to be at least three months. After the final trial-period payment is received by our servicer the borrower and servicer will enter into the modification.

To address documentation issues experienced when the program began, guidelines for HAMP provide that, for trial periods that became effective on or after June 1, 2010, borrowers must provide income documentation before entering into the trial period. Prior to the June 1, 2010 changes to HAMP, we experienced approximately a 38% modification completion rate under the program. Subsequent to the June 1, 2010 changes, we have experienced a modification completion rate in excess of 75%. When a borrower’s trial period is cancelled, the loan is considered for our other workout activities.

HAMP includes the following features:

•

Under HAMP, the goal is to reduce the borrower’s monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions, and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we have only used forbearance and have not used principal reduction in modifying our loans. Borrowers whose loans are modified through HAMP accrue monthly incentive payments (in the

24	Freddie Mac

form of credits) that are applied annually to reduce up to $1,000 of their principal per year, for five years, as long as they are making timely payments under the modified loan terms.

•

Servicers are paid incentive fees for each completed HAMP modification. Servicers receive additional incentive fees for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years, and borrowers whose interest rates were adjusted below market levels will have their interest rate and payment gradually increased after the fifth year to a rate consistent with the market rate at the time of modification. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we do not receive such subsidies on modified mortgages owned or guaranteed by us. We also bear the costs of borrower incentive payments and servicer incentive fees for our HAMP loans, without reimbursement of such costs from Treasury.

Trial periods are required to be at least three months in duration. Our servicers are permitted to add an interim month, which will be reported as a fourth trial period month. In addition, our servicers are authorized to extend a trial period for up to an additional two months when the borrower is in bankruptcy in order to provide additional time to have the mortgage removed from the bankruptcy plan, which is a prerequisite to a modification under HAMP.

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

Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program

Our relief refinance opportunities, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), are a significant part of our effort to keep families in their homes. Only borrowers with Freddie Mac-owned or guaranteed mortgages are eligible for our relief refinance mortgage initiative. Our relief refinance initiative began in 2009 and is designed to provide eligible homeowners with existing loans owned or guaranteed by us an opportunity to refinance their mortgage without obtaining new mortgage insurance in excess of what was already in place. Our relief refinance initiative enables us to assist homeowners by making their mortgage payments more affordable through one or more of the following ways: (a) a reduction in payment; (b) a reduction in interest rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.

HARP and the relief refinance mortgage initiative originally permitted eligible borrowers with Freddie Mac mortgages (that were sold to us on or before May 31, 2009) and LTVs up to 125% to refinance their mortgages. In October 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP, in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgages. We subsequently made similar changes to the relief refinance mortgage initiative for loans with LTV ratios of 80% and less. The enhancements to HARP and the relief refinance mortgage initiative included:

•	removing the 125% LTV ratio ceiling for fixed-rate mortgages;

•	relieving the lenders of certain underwriting and borrower eligibility representations and warranties on the original mortgage being refinanced;

•	eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the purchasing GSE; and

•	extending the last application date for HARP loans to December 31, 2013.

We began purchasing HARP loans under the revised program in January 2012. In September 2012, we announced additional changes to our relief refinance process that are intended to reduce the seller/servicers’ operational complexities associated with originating these loans.

25	Freddie Mac

Underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, borrower participation in our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where the borrowers’ payments under their mortgages are reduced, thereby strengthening the borrowers’ potential to make their mortgage payments. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program” for additional information about HARP and our relief refinance mortgage initiative.

Non-HAMP Standard Modifications

In late 2011, as part of the servicing alignment initiative (described below), we implemented a new non-HAMP standard loan modification initiative, replacing our previous non-HAMP modification initiative. The standard modification requires a three-month trial period (our previous non-HAMP modification program did not require a trial period). The standard modification provides an extension of the loan’s term to 480 months. In addition, the standard modification initiative currently provides for a standard modified interest rate of 4% (though the rate could change in the future). This initiative also provides for a servicer incentive fee schedule for non-HAMP modifications, comparable to the current HAMP servicer incentive fee structure. The incentive fees are intended to provide greater incentives to our servicers to modify loans earlier in the delinquency. Unlike with HAMP modifications, our non-HAMP standard modification does not provide for borrower incentive payments or recurring servicer incentive fees after the initial servicer incentive payment.

Servicing Alignment Initiative

During 2012, we continued to implement the FHFA-directed servicing alignment initiative, under which we and Fannie Mae are aligning certain standards for servicing non-performing loans owned or guaranteed by the companies. We believe that the servicing alignment initiative will continue to: (a) change, among other things, the way servicers communicate and work with troubled borrowers; (b) bring greater consistency and accountability to the servicing industry; and (c) help more distressed homeowners avoid foreclosure. We have provided standards to our servicers under this initiative that require them to initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers and for processing foreclosures. These standards have resulted in greater alignment of servicer processes for both HAMP and most non-HAMP workouts.

Under these new servicing standards, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans. We also assess compensatory fees if servicers do not achieve a minimum performance benchmark with respect to servicing delinquent loans. Incentive fees paid to servicers and compensatory fees received from servicers are recorded in other expenses and other income, respectively, within our consolidated statements of comprehensive income. These incentives may result in our payment of increased fees to our seller/servicers, the cost of which may be partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required.

In August 2012, as part of the servicing alignment initiative we announced a new standard short sale process, aligned with Fannie Mae, which is designed to help more struggling borrowers use short sales to avoid foreclosure. This new process became effective November 1, 2012, and changes many of the operational procedures required to complete a transaction, including: (a) expanding the eligibility for borrowers to qualify for these transactions; (b) delegating the authority to complete these transactions to our seller/servicers in most cases; and (c) providing for a standardized and simplified method for seller/servicers to value the property and evaluate the transaction on a more timely basis.

In addition, in November 2012 we announced a new process, aligned with Fannie Mae, for deed in lieu of foreclosure transactions. This new process will become effective on March 1, 2013.

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

26	Freddie Mac

management services to the Single-family Guarantee and Multifamily segments. In the Investments segment, we are not currently a substantial buyer or seller of mortgage assets.

Our Customers

Our customers for our debt securities predominantly include insurance companies, money managers, central banks, depository institutions, and pension funds. Within the Investments segment, we buy securities and single-family mortgage loans through various market sources. We purchase a significant portion of these loans from a variety of lenders, as discussed in “Single-Family Guarantee Segment — Our Customers.”

Our Competition

Historically, our principal competitors have been Fannie Mae and other financial institutions that invest in mortgage-related securities and mortgage loans, such as commercial and investment banks, dealers, thrift institutions, REITs, and insurance companies. The conservatorship, including direction provided to us by our Conservator and the restrictions on our activities under the Purchase Agreement, has affected and will continue to affect our ability to compete in the business of investing in mortgage-related securities and mortgage loans.

We compete for debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments.

Assets

Historically, we have primarily been a buy-and-hold investor in mortgage-related securities and single-family performing mortgage loans. We purchase these assets to improve profitability, support our customers, and support the liquidity and price performance of our PCs. We may sell assets to reduce risk, provide liquidity, and improve our returns. However, due to limitations under the Purchase Agreement and those imposed by FHFA, our ability to acquire and sell mortgage assets is significantly constrained. For more information, see “Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” and “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings-Results — Investments.”

We may enter into a variety of transactions to improve investment returns, including: (a) dollar roll transactions; (b) purchases of agency securities (including agency REMICs); and (c) purchases of performing single-family mortgage loans. In addition, we may create REMICs from existing agency securities and sell tranches that are in demand by investors to reduce our asset balance, while conserving value for the taxpayer. We estimate our expected investment returns using an OAS approach, which is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve. In this approach, we consider potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as the prepayment option. Additionally, in this segment we hold reperforming and modified single-family mortgage loans related to our single-family business. For our liquidity needs, we maintain a portfolio comprised primarily of cash and cash equivalents, non-mortgage-related securities (primarily Treasury securities), and securities purchased under agreements to resell.

Debt Financing

We fund our investment activities by issuing short-term and long-term debt. The conservatorship, and the resulting support we receive from Treasury, has enabled us to access debt funding on terms sufficient for our needs. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs. Additionally, the Purchase Agreement limits the amount of indebtedness we can incur.

For more information, see “Conservatorship and Related Matters” and “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Risk Management

Our Investments segment has responsibility for managing our interest rate risk and certain liquidity risks. Derivatives are an important part of our risk management strategy. We use derivatives primarily to: (a) hedge forecasted issuances of debt; (b) synthetically create callable and non-callable funding; (c) adjust or rebalance our funding mix in response to

27	Freddie Mac

changes in the interest-rate characteristics of our mortgage-related assets; and (d) hedge foreign-currency exposure. For more information regarding our use of derivatives, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “NOTE 10: DERIVATIVES.” For information regarding our liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES.”

PC Support Activities

Our PCs are an integral part of our mortgage purchase program. Our Single-family Guarantee segment purchases many of our mortgages by issuing PCs in exchange for those mortgage loans in guarantor swap transactions. We also issue PCs backed by mortgage loans that we purchased for cash. The relative price performance of our PCs and comparable Fannie Mae securities can directly affect the volume and/or profitability of our new single-family guarantee business.

From time to time, we undertake actions in an effort to support the liquidity and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities. These activities can include the purchase and sale of Freddie Mac mortgage-related securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities and our issuances of REMICs and Other Structured Securities influence the relative supply and demand (i.e., liquidity) for these securities, helping to support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply and demand for our PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. In the first half of 2012, we curtailed mortgage-related investments portfolio purchase and retention activities that were undertaken primarily in an effort to support the liquidity and price performance of our PCs. However, due to a decline in our single-family competitive position compared to other market participants (primarily Fannie Mae and Ginnie Mae) in the first half of 2012, we resumed certain of the activities noted above during the second half of 2012 in an effort to support the price performance of our PCs while minimizing market disruption. For more information about our efforts to support the liquidity and relative price performance for PCs, see “Single-Family Credit Guarantee Segment — Securitization Activities.”

We incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. We may increase, reduce or discontinue these or other related activities at any time, which could affect the liquidity and price performance of our PCs. For more information, see “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.”

Multifamily Segment

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Although historically we were primarily a buy and hold investor in multifamily mortgage assets (both loans held for investment and investment securities, primarily CMBS), since 2009 our primary business model is to purchase held-for-sale multifamily loans for aggregation and then securitization through multifamily K Certificates, which are considered Other Guarantee Transactions. In substantially all of these transactions we guarantee only the most senior tranches of the securities. As a result, a significant portion of our expected credit risk associated with these loans is sold in subordinated tranches to third party investors. With this model, we utilize securitization to substantially reduce our credit risk while providing liquidity to the multifamily market. See “Single-Family Guarantee Segment — Securitization Activities — Other Guarantee Transactions” for a diagram that illustrates these transactions.

To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. These housing revenue bonds are collateralized by mortgage loans on low- and moderate-income multifamily housing developments. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans.

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

28	Freddie Mac

Our lending decisions are largely based on the assessment of the property’s ability to provide rents that will generate sufficient operating cash flows to support payment of debt service obligations (both principal and interest) as measured by the expected DSCR and the loan amount relative to the value of the property as measured by the LTV ratio. Multifamily mortgages generally are without recourse to the borrower (i.e., the borrower is not personally liable for any deficiency remaining after foreclosure and sale of the property), except in the event of fraud or certain other specified types of default. Therefore, repayment of the mortgage depends on the ability of the underlying property to generate cash flows sufficient to cover the related debt obligations. That, in turn, depends on conditions in the local rental market, local and regional economic conditions, the physical condition of the property, the quality of property management, and the level of operating expenses.

Our Customers

We acquire a significant portion of our multifamily mortgage loans from several large seller/servicers. For 2012, our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage, LLC, each accounted for more than 10% of our multifamily purchase volume, and together accounted for approximately 34% of our multifamily purchase volume. Our top 10 multifamily lenders represented an aggregate of approximately 80% of our multifamily purchase volume for 2012.

A significant portion of our multifamily mortgage loans are serviced by several of our large customers. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Seller/Servicers” for additional information.

Our Competition

We compete on the basis of: (a) price; (b) products, including our use of certain securitization structuring; and (c) service. Historically, our principal competitors have been Fannie Mae, FHA, and other financial institutions that retain or securitize multifamily mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. During the period of significant market volatility (primarily during 2008 and 2009), many of our competitors, other than Fannie Mae and FHA, significantly curtailed their activities in the multifamily mortgage business relative to their previous levels. Beginning in 2010, as multifamily fundamentals were improving, more market participants began to re-emerge in the multifamily market, and we have faced increased competition.

Underwriting Requirements and Quality Control Standards

Our process and standards for underwriting multifamily mortgages differ from those used for single-family mortgages. Unlike single-family mortgages, we currently do not use a delegated underwriting process for the newly-originated multifamily mortgages we purchase or securitize. Instead, we typically underwrite and evaluate each mortgage prior to purchase or providing our guarantee. This process includes review of third-party appraisals and cash flow analysis. Our underwriting standards focus on loan quality measurement based, in part, on the LTV ratio and DSCR. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our standards for multifamily loans specify maximum original LTV ratio and minimum DSCR that vary based on the loan characteristics, such as loan type (new acquisition or supplemental financing), loan term (intermediate or longer-term), and loan features (interest-only or amortizing, fixed- or variable-rate). Our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 80% and a DSCR of greater than 1.25 (which for interest-only and partial interest-only loans is based on an assumed monthly payment that reflects amortization of principal). In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a DSCR of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In cases where we commit to purchase or guarantee a permanent loan upon completion of construction or rehabilitation, we generally require additional credit enhancements, because underwriting for these loans typically requires estimates of future cash flows for calculating the DSCR that is expected after construction or rehabilitation is completed.

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

29	Freddie Mac

are not the master servicer for multifamily loans we have securitized (i.e., K Certificates) since we transfer the master servicing responsibilities to the trustees on behalf of the bondholders in accordance with the securitization and trust documents. For loans over $1 million where we own the servicing rights, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of the property as well as the borrower’s quarterly financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and may conduct on-site reviews of their servicing operations in an effort to confirm compliance with our standards.

For loans for which we are the master servicer, if a borrower is in distress, we may offer a workout option to the borrower. For example, we may modify the terms of a multifamily mortgage loan, which gives the borrower an opportunity to bring the loan current and retain ownership of the property. These arrangements are made with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement.

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

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan outlines how FHFA, as Conservator, intends to guide us and Fannie Mae over the next few years, and identifies the strategic goals of (a) building a new infrastructure for the secondary mortgage market; (b) gradually contracting Freddie Mac and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations; and (c) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2012, FHFA instituted the Conservatorship Scorecard that established objectives, performance targets and measures, and provided the implementation roadmap for FHFA’s strategic plan.

We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. For the past several years, the Federal Reserve has purchased significant amounts of mortgage-related securities issued by us, Fannie Mae, and Ginnie Mae. These purchases, which are ongoing, have affected mortgage spreads (positively and, in some periods, negatively) and the demand for and value of our PCs.

For a description of certain risks to our business relating to the conservatorship and Treasury Agreements, see “RISK FACTORS.”

30	Freddie Mac

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

The Conservator continues to determine, and direct the efforts of the Board of Directors and management to address, the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct day-to-day operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.

Our current business objectives reflect direction we received from the Conservator (including the Conservatorship Scorecard). Our business objectives changed considerably since we entered into conservatorship. See “Executive Summary — Our Primary Business Objectives” for more information. At the direction of the Conservator, we made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results. The Conservator stated that it is taking actions in support of the objectives of a gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government. The Conservator also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition, and thus could contribute to a need for additional draws under the Purchase Agreement.

These actions and objectives create risks and uncertainties that we discuss in “RISK FACTORS — Conservatorship and Related Matters.” For more information on the impact of conservatorship and our current business objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”

Limits on Investment Activity and Our Mortgage-Related Investments Portfolio

The conservatorship has significantly affected our investment activity. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. Under the terms of the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, the UPB of our mortgage-related investments portfolio: (a) could not

31	Freddie Mac

exceed $650 billion on December 31, 2012; and (b) on December 31 of each year thereafter, may not exceed 85% of the aggregate amount of the UPB we were permitted to own as of December 31 of the immediately preceding calendar year, until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio may not exceed $553 billion as of December 31, 2013. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, while indicating that the pace of reducing the portfolio may be moderated by conditions in the housing and financial markets. This strategy is designed to reduce the portfolio and provide the best return to the taxpayer while minimizing market disruption.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	December 31, 2012	December 31, 2011
	(in millions)
Investments segment — Mortgage investments portfolio	$375,924	$449,273
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	53,333	62,469
Multifamily segment — Mortgage investments portfolio	128,287	141,571

Total mortgage-related investments portfolio	$557,544	$653,313

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

The UPB of our mortgage-related investments portfolio at December 31, 2012 was $557.5 billion, a decline of $95.8 billion compared to $653.3 billion at December 31, 2011. The reduction in UPB resulted primarily from liquidations and is consistent with our efforts to reduce the size of our mortgage-related investments portfolio as described above. The mortgage-related investments portfolio is comprised of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans.

We consider the liquidity of the assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that are less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 28% of the UPB of the portfolio at December 31, 2012, compared to 32% as of December 31, 2011. Illiquid assets include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 35% of the UPB of the portfolio at December 31, 2012, as compared to 29% as of December 31, 2011. The increase in the percentage of illiquid assets at December 31, 2012 compared to December 31, 2011 is primarily due to our agency securities’ balance decreasing at a faster rate than our assets that are less liquid than agency securities and illiquid assets.

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

32	Freddie Mac

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

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the Conservator’s powers under the GSE Act described above, the Conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the GSE Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the Conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. Such rights in connection with qualified financial contracts that arise solely by reason of, or incidental to, the appointment of a receiver may be exercised only after: (a) 5:00 p.m. on the business day following the receiver’s appointment; or (b) notice to such person that such contract has been transferred by the receiver to another person. The term qualified financial contract means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement, and any similar agreement as determined by FHFA by regulation, resolution or order.

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

33	Freddie Mac

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

Treasury Agreements

Treasury entered into several agreements with us in connection with our entry into conservatorship, as described below.

Purchase Agreement, Senior Preferred Stock, and Common Stock Warrant

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock has increased from $1.0 billion as of September 8, 2008 to $72.3 billion at December 31, 2012. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (subsequently increased to $200 billion and further increased as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012) in funds to us under the terms and conditions set forth in the Purchase Agreement. Beginning January 1, 2013, the amount of available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. The provisions of the Purchase Agreement whereby Treasury’s funding commitment would increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012 no longer apply.

34	Freddie Mac

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, for each quarter commencing January 1, 2013, and for as long as the net worth sweep dividend provisions remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable. Treasury had waived the fee for all applicable quarters prior to that date.

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

35	Freddie Mac

quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.

Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. For more information regarding our net worth sweep dividend, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”

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

As of February 28, 2013, Treasury has not exercised the warrant.

Covenants Under Treasury Agreements

The Purchase Agreement and warrant contain covenants that significantly restrict our business activities. For example, as a result of these covenants, we can no longer obtain additional equity financing (other than pursuant to the Purchase Agreement) and we are limited in the amount and type of debt financing we may obtain.

36	Freddie Mac

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

•

sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions; (d) in connection with our liquidation by a receiver; (e) of cash or cash equivalents for cash or cash equivalents; or (f) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

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

The Purchase Agreement also requires us to reduce the amount of mortgage assets we own. The Purchase Agreement, as revised in the August 2012 amendment, provides that we could not own mortgage assets with UPB in excess of $650 billion on December 31, 2012 and on December 31 of each year thereafter, may not own mortgage assets with UPB in excess of 85% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain of our Other Guarantee Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

The Purchase Agreement also provides that, on an annual basis, we are required to deliver a risk management plan to Treasury setting out our strategy for reducing our enterprise-wide risk profile and the actions we will take to reduce the financial and operational risk associated with each of our reportable business segments.

As of February 28, 2013, we believe we were in compliance with the covenants under the Purchase Agreement.

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

37	Freddie Mac

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

As of February 28, 2013, we believe we were in compliance with the covenants under the warrant.

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

Receivership

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

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

38	Freddie Mac

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

For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” and “NOTE 14: REGULATORY CAPITAL.” Also, see “RISK FACTORS — Legal and Regulatory Risks” for more information.

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

On July 2, 2009, FHFA published an interim final rule on prior approval of new products, implementing the new product provisions for us and Fannie Mae in the GSE Act. The rule establishes a process for Freddie Mac and Fannie Mae to provide prior notice to the Director of FHFA of a new activity and, if applicable, to obtain prior approval from the Director if the new activity is determined to be a new product. On August 31, 2009, Freddie Mac and Fannie Mae filed joint public comments on the interim final rule with FHFA. FHFA stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule. This could have an adverse effect on our business and profitability in future periods. We cannot currently predict when or if FHFA will permit us to engage in new products under the interim final rule, nor when the rule will be finalized.

39	Freddie Mac

Affordable Housing Goals

We are subject to annual affordable housing goals. In light of these housing goals, we may make adjustments to our mortgage loan sourcing and purchase strategies, which could potentially increase our credit losses. These strategies could include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have at times relaxed some of our underwriting criteria to obtain goal-qualifying mortgage loans and made additional investments in higher risk mortgage loan products that we believe are more likely to serve the borrowers targeted by the goals, but have not done so to a significant extent since we entered into conservatorship. The Acting Director of FHFA stated that FHFA does not intend for us to undertake uneconomic or high risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments.

If the Director of FHFA finds that we failed to meet a housing goal and that achievement of the housing goal was feasible, the GSE Act states that the Director may require the submission of a housing plan with respect to the housing goal for approval by the Director. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain data relating to our mortgage purchases, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks — We may make certain changes to our business in an attempt to meet our housing goals and subgoals.”

FHFA has established four goals and one subgoal for single-family owner-occupied housing, one multifamily special affordable housing goal, and one multifamily special affordable housing subgoal. Three of the single-family housing goals and the subgoal target purchase money mortgages for: (a) low-income families; (b) very low-income families; and/or (c) families that reside in low-income areas. The single-family housing goals also include one that targets refinancing mortgages for low-income families. The multifamily special affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily special affordable housing subgoal targets multifamily rental housing affordable to very low-income families.

The single-family goals are expressed as a percentage of the total number of eligible mortgages underlying our total single-family mortgage purchases. The multifamily goals are expressed in terms of minimum numbers of units financed.

The single-family goals include: (a) an assessment of performance as compared to the actual share of the market that meets the criteria for each goal; and (b) a benchmark level to measure performance. Where our performance on a single-family goal falls short of the benchmark for a goal, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year. For example, if the actual market share of mortgages to low-income families relative to all mortgages originated to finance owner-occupied single-family properties is lower than the 23% benchmark rate, we would still satisfy this goal if we achieve that actual market percentage.

Affordable Housing Goals for 2012 to 2014

FHFA’s affordable housing goals for Freddie Mac for 2012 to 2014 are set forth below.

Table 5 — Affordable Housing Goals for 2012 to 2014

	Goals for 2012	Goals for 2013	Goals for 2014
Single-family purchase money goals (benchmark levels):
Low-income	23%	23%	23%
Very low-income	7%	7%	7%
Low-income areas(1)	20%	TBD	TBD
Low-income areas subgoal	11%	11%	11%
Single-family refinance low-income goal (benchmark level)	20%	20%	20%
Multifamily low-income goal (in units)	225,000	215,000	200,000
Multifamily low-income subgoal (in units)	59,000	50,000	40,000

(1)	FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For 2012, FHFA set the benchmark level at 20%.

We expect to report our performance with respect to the 2012 affordable housing goals in March 2013. We anticipate that the difficult market conditions and our financial condition will affect our affordable housing activities in 2013. However, we view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part

40	Freddie Mac

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

In June 2010, FHFA published in the Federal Register a proposed rule regarding the duty of Freddie Mac and Fannie Mae to serve the underserved markets. FHFA has not yet issued a final rule. We cannot predict the content of any such final rule, or the impact that the final rule will have on our business or operations.

Affordable Housing Goals and Results for 2010 and 2011

In October 2012, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2011, and determined that we achieved the single-family refinance low-income goal and both multifamily goals.

Our housing goals and results for 2010 and 2011 are set forth in the table below.

Table 6 — Affordable Housing Goals and Results for 2010 and 2011

	Goals for 2010 and 2011	Market Level for 2010(1)	Results for 2010	Market Level for 2011(1)	Results for 2011
Single -family purchase money goals (benchmark levels):
Low-income	27%	27.2%	27.8%	26.5%	23.3%
Very low-income	8%	8.1%	8.4%	8.0%	6.6%
Low-income areas(2)	24%	24.0%	23.8%	22.0%	19.2%
Low-income areas subgoal	13%	12.1%	10.8%	11.4%	9.2%
Single -family refinance low-income goal (benchmark level)	21%	20.2%	22.0%	21.5%	23.4%
Multifamily low-income goal (in units)	161,250	N/A	161,500	N/A	229,001
Multifamily low-income subgoal (in units)	21,000	N/A	29,656	N/A	35,471

(1)	Determined by FHFA based on its analysis of market data.
(2)	FHFA annually sets the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For both 2010 and 2011, FHFA set the benchmark level for the low-income areas goal at 24%.

We failed to achieve two of the single-family purchase money goals in 2010, and failed to achieve all four of the single-family purchase money goals for 2011. FHFA has not required us to submit housing plans for goals that we did not achieve in 2010 or 2011.

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

Prudential Management and Operations Standards

FHFA has established prudential standards relating to the management and operations of Freddie Mac, Fannie Mae, and the FHLBs. The standards address a number of business, controls, and risk management areas. The standards specify the possible consequences for any entity that fails to meet any of the standards or otherwise fails to comply (including submission of a corrective plan, limits on asset growth, increases in capital, limits on dividends and stock redemptions or repurchases, a minimum level of retained earnings or any other action that the FHFA Director determines will contribute to

41	Freddie Mac

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

See “Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for additional information on restrictions on our portfolio activities.

Anti-Predatory Lending

Predatory lending practices are in direct opposition to our mission, our goals and our practices. We instituted anti-predatory lending policies intended to prevent the purchase or assignment of mortgage loans with unacceptable terms or conditions or resulting from unacceptable practices. These policies include processes related to the origination, delivery and validation of loans sold to us. In addition to the purchase policies we instituted, we promote consumer education and financial literacy efforts to help borrowers avoid abusive lending practices and we provide competitive mortgage products to reputable mortgage originators so that borrowers have a greater choice of financing options.

Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise. See “NOTE 14: REGULATORY CAPITAL — Subordinated Debt Commitment” for more information regarding subordinated debt.

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

Securities and Exchange Commission

We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on

42	Freddie Mac

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

As discussed in “Our Business Segments — Single-Family Guarantee Segment,” we were directed by FHFA to implement two across-the-board increases in guarantee fees in 2012. Temporary high-cost area loan limits that had been in place since 2008 expired on September 30, 2011 (effectively reducing the conforming loan limits in certain high-cost areas). In addition, the annual rate at which the mortgage-related investments portfolio limit declines increased from 10% to 15%, as a result of the August 2012 amendment to the Purchase Agreement.

We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken. However, we are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term.

FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA stated that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading

43	Freddie Mac

congressional proposals previously introduced. FHFA indicated that the plan leaves open all options for Congress and the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.

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

The first of these goals establishes the steps FHFA, Freddie Mac, and Fannie Mae will take to create the necessary infrastructure, including a new securitization platform and national standards for mortgage securitization, that Congress and market participants may use to develop the secondary mortgage market of the future. This securitization platform would replace our and Fannie Mae’s current separate proprietary systems. In addition, we completed a key milestone of the UMDP with the launch of the Uniform Collateral Data Portal for the electronic submission of appraisal reports for conventional mortgages. We also implemented ULDD, which provides for the efficient collection and use of consistent information about loan terms, collateral, and borrowers. In October 2012, we announced, pursuant to a directive by FHFA, changes to requirements in certain areas related to loan servicing, including a process and criteria for evaluating servicer performance. These changes align our and Fannie Mae’s requirements in these areas.

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

The Conservatorship Scorecard provides the implementation roadmap for the strategic plan. For information about our performance with respect to the scorecard, see “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis.”

Legislation Related to the Future Status of Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress did not adopt any significant legislation on the future status of Freddie Mac and Fannie Mae in 2012. However, a number of bills were introduced in Congress in 2011 relating to the future status of Freddie Mac, Fannie Mae, and the secondary mortgage market. Several of the bills would have revoked our charter and wound us down or placed us into receivership. Other bills would have limited the companies’ operations or altered FHFA’s or Treasury’s authority over the companies. These bills were not enacted prior to the adjournment of the 112th Congress on January 3, 2013 and would need to be reintroduced in the 113th Congress. It is likely that similar or new bills will be introduced and considered in the 113th Congress.

For more information, see “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac is uncertain and could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company.”

44	Freddie Mac

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Dodd-Frank Act has directly affected and will continue to directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of other financial services entities that are our customers and counterparties.

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

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the following:

•

CFPB final rules: The Consumer Financial Protection Bureau, or CFPB, adopted a number of final rules in early 2013 relating to mortgage finance and servicing practices. The rules generally will become effective by January 2014, although some provisions have earlier effective dates. The ability-to-repay rule requires mortgage originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The rule includes several alternative definitions of a qualified mortgage, one of which is a loan that, in addition to meeting certain other requirements, is eligible to be purchased or guaranteed by Freddie Mac or Fannie Mae. This provision expires on January 10, 2021 (or earlier if Freddie Mac and Fannie Mae cease operating under FHFA conservatorship or receivership). The CFPB concurrently proposed an amendment to the rule to add an exemption for the GSEs’ refinancing programs, subject to certain conditions.

Other CFPB rules include: (a) the high-cost mortgage and homeownership counseling rule, which extends consumer protections related to high-cost mortgages; (b) the mortgage servicing rule, which substantially reforms servicers’ procedural obligations to borrowers when servicing mortgage loans; (c) the escrow accounts rule, which requires that escrow accounts be established for a minimum of five years for higher-cost mortgages; (d) the loan originator compensation rule, which expands and strengthens loan originator qualification requirements and regulates loan originator compensation practices; and (e) the appraisals rule, which sets disclosure and delivery requirements for appraisals and other written valuations. In addition, the CFPB, FHFA, and four other agencies jointly adopted a rule on appraisals for higher priced mortgage loans, which requires creditors for certain mortgages to obtain an appraisal or appraisals meeting specified standards, among other requirements.

These rules will, individually and in combination, significantly change many aspects of the mortgage industry and may affect us both directly and indirectly. Certain of these rules establish requirements that apply directly to us, and may cause operational and compliance challenges. These rules also may lead to significant changes in the structure of the mortgage industry or the business practices of our customers and counterparties, which may affect us indirectly. For example, customers and counterparties could change their pricing practices, which could cause the volume of mortgage originations to decline, which would in turn adversely affect our business and financial results. Some of these changes could slow the rate of foreclosures generally and result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. Mortgage originators and assignees, including Freddie Mac, may be subject to increased legal risk for loans that do not meet the requirements of the new rules.

•

Derivatives: Pursuant to rules adopted by the U.S. Commodity Futures Trading Commission, or CFTC, many of the types of interest rate swaps that we use will become subject to central clearing requirements in 2013. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties.”

•

Annual stress tests: On October 5, 2012, FHFA proposed a rule that would require Freddie Mac, Fannie Mae and the FHLBs to conduct annual stress tests. If adopted as proposed, the rule would require Freddie Mac to conduct annual stress tests using scenarios specified by FHFA.

45	Freddie Mac

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.”

Developments Concerning Single-Family Servicing Practices

In addition to regulatory changes related to the Dodd-Frank Act discussed above, there have been a number of legislative and regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including those discussed below. It is possible that these developments will result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. New compliance requirements placed on servicers as a result of these developments could expose Freddie Mac to financial risk as a result of further extensions of foreclosure timelines if home prices remain weak or decline. We may need to make additional significant changes to our practices, which could increase our operational risk. It is difficult to predict other impacts on our business of these changes, though such changes could adversely affect our credit losses and costs of servicing, and make it more difficult for us to transfer mortgage servicing rights to a successor servicer should we need to do so. The legislative and regulatory developments and changes include the following:

•

On February 9, 2012, a coalition of state attorneys general and federal agencies announced that it had entered into a settlement with five large seller/servicers concerning certain issues related to mortgage servicing practices. The settlement includes changes to mortgage servicing practices. We believe that resource constraints on these servicers’ foreclosure activities affected our REO acquisition volumes in 2012.

•	On July 11, 2012, the Governor of California signed into law a package of foreclosure prevention bills that will likely slow foreclosures in California.

For more information on operational risks related to these developments in mortgage servicing, see “MD&A — RISK MANAGEMENT — Operational Risks.”

FHFA Advisory Bulletin

On April 9, 2012, FHFA issued an advisory bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which was effective upon issuance and is applicable to Freddie Mac, Fannie Mae, and the FHLBs. The advisory bulletin establishes guidelines for adverse classification and identification of specified assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. Among other provisions, the advisory bulletin requires that we classify a single-family loan as “loss” when the loan is no more than 180 days delinquent. The advisory bulletin, and subsequent FHFA guidance, specify that, once a loan is classified as “loss,” we generally are required to charge off the portion of the loan balance that exceeds the fair value of the property, less cost to sell and other available cash flows. The advisory bulletin also specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loan loss reserves or as a reduction in REO operations expenses.

We continue to work with FHFA and Fannie Mae to determine how to apply the guidance to loans that reperform after having previously been 180 days or more delinquent. Our historical experience shows that a significant number of single-family loans that are 180 days or more delinquent will subsequently return to a current payment status either under the original loan’s terms or after a modification is completed. FHFA has informed us that we are required to implement the advisory bulletin by phasing in the adverse classification and charge-off requirements in 2014 and 2015, respectively. On January 31, 2013, we submitted a comprehensive implementation plan for the advisory bulletin to FHFA. We are currently assessing the operational and accounting impacts of this advisory bulletin and have not yet determined its impact on our consolidated financial statements.

Bank Regulatory Guidance on Accounting for Loans Discharged in Chapter 7 Bankruptcy

Regulatory guidance from the Office of the Comptroller of the Currency in 2012 effectively changed industry practice to require single-family mortgage loans discharged in Chapter 7 bankruptcy to be classified as TDRs, regardless of delinquency status or payment history. As a result of this guidance, in the third quarter of 2012, we changed our accounting treatment for single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as such for other reasons). For information on our accounting policy regarding TDRs and the impact of this

46	Freddie Mac

guidance, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans” and “— Basis of Presentation,” respectively.

Employees

At February 15, 2013, we had 4,961 full-time and 56 part-time employees. Our principal offices are located in McLean, Virginia.

Available Information

SEC Reports

We file reports and other information with the SEC. In view of the Conservator’s succession to all of the voting power of our stockholders, we have not prepared or provided proxy statements for the solicitation of proxies from stockholders since we entered into conservatorship, and do not expect to do so while we remain in conservatorship. We make available free of charge through our website at www.freddiemac.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. In addition, materials that we file with the SEC are available for review and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.

We are providing our website addresses and the website address of the SEC here or elsewhere in this Form 10-K solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this Form 10-K.

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

47	Freddie Mac

control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K, and:

•

the actions FHFA, Treasury, the Federal Reserve, the SEC, HUD, other federal agencies, the Administration, Congress, and our management may take, including actions related to implementing FHFA’s strategic plan for Freddie Mac and Fannie Mae’s conservatorships and the Conservatorship Scorecard;

•	the effect of the restrictions and other terms of the conservatorship and the Treasury Agreements on our business, including payment of our dividend obligation on the senior preferred stock;

•

our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury or FHFA, a change in the credit ratings of our debt securities or a change in the credit rating of the U.S. government;

•

changes in our charter or applicable legislative or regulatory requirements (including any restructuring or reorganization in the form of our company, whether we will remain a stockholder-owned company or continue to exist and whether we will be wound down or placed under receivership), regulations under the GSE Act, the Reform Act, or the Dodd-Frank Act, regulatory or legislative actions that require us to support non-mortgage market initiatives, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements, or the exercise or assertion of additional regulatory or administrative authority;

•

changes in the regulation of the mortgage, housing finance, and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal, state, or local level;

•	actions against mortgage originators and servicers, mortgage insurers, and other mortgage industry participants by federal or state authorities;

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

•

our ability to effectively implement our business strategies, including any efforts to improve the supply and liquidity of, and demand for, our mortgage-related and debt securities, and restrictions on our ability to offer new products or engage in new activities;

•	our ability to recruit and retain executive officers and other key employees;

•

our ability to effectively identify and manage credit, interest-rate, operational, and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

48	Freddie Mac

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

•

the failure of our customers and counterparties to fulfill their obligations to us, including (a) the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties, and the potential cost and difficulty of legally enforcing those obligations, and (b) the failure of mortgage insurers to pay our claims in full;

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

49	Freddie Mac

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

While there have not been significant legislative developments on the future status of Freddie Mac and Fannie Mae in recent quarters, it is likely that bills related to GSE reform will be introduced and considered during the 113th Congress that began in January 2013. There were a number of significant developments in 2011, including the Administration’s February 2011 report to Congress that, among other items, recommends reducing the role of Freddie Mac and Fannie Mae and ultimately winding down both companies. In addition, a number of bills were introduced in Congress in 2011 concerning the future status of Freddie Mac and Fannie Mae, including several bills that would have wound down Freddie Mac and Fannie Mae (or completely restructured the companies).

FHFA is driving significant changes in our business model, primarily in our single-family guarantee business, through its strategic plan for Freddie Mac and Fannie Mae and the Conservatorship Scorecard. At the time FHFA released its strategic plan, it stated that the steps envisioned in the plan were consistent with each of the housing finance reform frameworks set forth in the Administration’s February 2011 report, as well as with the leading congressional proposals previously introduced. In addition, FHFA has expansive regulatory authority over us, and the manner in which FHFA will use its authority in the future is unclear. FHFA could take a number of regulatory actions that could materially adversely affect our company, such as changing or reinstating our current capital requirements, which are not binding during conservatorship, or imposing additional restrictions on our portfolio activities or new initiatives.

For more information on the Administration’s February 2011 report, proposed GSE reform legislation, and FHFA’s strategic plan and the Conservatorship Scorecard, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.”

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

Moreover, we do not have the ability over the long-term to retain any capital generated by our business operations. Under the Purchase Agreement, as revised on August 17, 2012, we are required to pay dividends to the extent that our Net Worth Amount exceeds a permitted capital reserve amount. The amount of this reserve decreases over time. Accordingly, over the long-term, we will not be able to build or retain any net worth surplus or return capital to stockholders other than Treasury.

50	Freddie Mac

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

•	foreclosure prevention and other loss mitigation efforts, and foreclosure processing delays, which could increase our expenses;

•	competitiveness with other mortgage market participants, including Fannie Mae;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI;

•	required reductions in the size of our mortgage-related investments portfolio and other limitations on our investment activities that reduce the earnings capacity of our investment activities;

•	adverse changes in our funding costs or limitations in our access to public debt markets;

•	changes in accounting practices or guidance;

•	effects of the MHA Program and other government initiatives, including any future requirements to reduce the principal amount of loans;

•	losses resulting from control failures, including any control failures because of our inability to retain staff;

•	prohibition on developing new products and limitations on our ability to enter into new lines of business;

•	introduction of additional public mission-related initiatives that may adversely affect our financial results;

•	establishment of additional valuation allowances for our remaining net deferred tax asset; or

•	changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.

Through the fourth quarter of 2012, we paid cash dividends to Treasury on the senior preferred stock at an annual rate of 10%. In past periods, this fixed-rate dividend obligation substantially contributed to draws under the Purchase Agreement. However, on August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into an amendment to the Purchase Agreement. Under this amendment, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. This effectively ends the circular practice of Treasury advancing funds to us to pay dividends back to Treasury. As a result, beginning in 2013, the need for future draws will not be driven by the dividend obligation. This amendment also suspended the periodic commitment fee, beginning in the first quarter of 2013. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth. It is possible that, due to non-cash changes in net worth, the amount of our dividend for a quarter could exceed the amount of available cash, which could have an adverse effect on our financial results.

Although additional draws under the Purchase Agreement will allow us to remain solvent and avoid mandatory receivership, they will also increase the liquidation preference of the senior preferred stock, which was $72.3 billion as of December 31, 2012. In addition, draws we take for deficits in our net worth will reduce the amount of available funding remaining under the Purchase Agreement, which beginning January 1, 2013, is $140.5 billion. Additional draws and corresponding increases in the already substantial liquidation preference, along with limited flexibility to redeem the senior preferred stock, may add to the uncertainty regarding our long-term financial sustainability.

Our business objectives and strategies have in some cases been significantly altered since we were placed into conservatorship, and may continue to change, in ways that negatively affect our future financial condition and results of operations.

Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecard), and have changed considerably since we entered into conservatorship. See “BUSINESS — Executive Summary — Our Primary Business Objectives” for more information.

51	Freddie Mac

At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Some of these changes have increased our expenses or caused us to forego revenue opportunities. For example, FHFA has directed that we implement various initiatives under the MHA Program. We have incurred significant costs associated with the implementation of these initiatives and we cannot currently estimate whether, or the extent to which, costs incurred in the near term from these initiatives may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives. The Conservator and Treasury have also not authorized us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Other agencies of the U.S. government, as well as Congress, also have an interest in the conduct of our business. We do not know what actions they may request us to take.

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

One of FHFA’s goals for conservatorship, as set forth in its strategic plan, is to contract our presence in the mortgage market and shrink our operations. The conservatorship has significantly affected our investment activity, and we may face further restrictions on this activity. For example, on August 17, 2012, the Purchase Agreement was amended to, among other items, accelerate the wind-down of our mortgage-related investments portfolio. Accordingly, our strategic and operational focus may not always be consistent with the generation of net income. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. In addition, we may be directed to engage in initiatives that are operationally difficult or costly to implement, unprofitable, or that otherwise adversely affect our financial results. For example, FHFA has directed us to take various actions in support of the objectives of a gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government, such as developing security structures that allow for private sector risk sharing.

FHFA, as our Conservator, could further change our business objectives and strategies at any time. As our Conservator, FHFA possesses all of the powers of our stockholders, officers, and directors. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. However, FHFA has the ability to withdraw or revise its delegations of authority and override actions of our Board of Directors or management at any time. The directors serve on behalf of, and exercise authority as directed by, the Conservator. In addition, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance.

These changes and other factors could have material adverse effects on, among other things, our portfolio growth, net worth, credit losses, net interest income, guarantee fee income, net deferred tax assets, loan loss reserves, and future results of operations and financial condition, and thus could contribute to a need for additional draws under the Purchase Agreement. In light of the significant uncertainty surrounding these changes, there can be no assurances regarding our future profitability.

We have a variety of different, and potentially competing, objectives that could lead to suboptimal outcomes for these objectives.

We have a variety of different, and potentially competing, objectives. For example, we are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. However, FHFA has also stated that the focus of the conservatorship is on, among other items, conserving assets and minimizing corporate losses.

These objectives can create conflicts in strategic and day-to-day decision making that could lead to suboptimal outcomes for one or more, or possibly all, of these objectives. For example, our efforts to provide credit availability for mortgages and maintain foreclosure prevention activities could increase our expenses, thereby affecting our ability to

52	Freddie Mac

conserve assets and minimize corporate losses. Failure to achieve a satisfactory outcome with respect to any one objective could lead to negative publicity and damage our reputation. We may face increased operational risk from these competing objectives, particularly given the difficulty of devoting sufficient resources and management attention to multiple priorities.

FHFA directives that we and Fannie Mae adopt uniform approaches in many areas could have an adverse impact on our business or on our competitive position with respect to Fannie Mae.

FHFA is also Conservator of Fannie Mae, our primary competitor. On multiple occasions, FHFA has directed us and Fannie Mae to confer and suggest to FHFA possible uniform approaches to particular business and accounting issues and problems. It is likely that we will receive additional directives in the future. In most such cases, FHFA subsequently directed us and Fannie Mae to adopt a specific uniform approach. For example, we and Fannie Mae:

•	have aligned many of our standards and approaches for addressing non-performing loans, including certain standards relating to our respective loan workout activities;

•	have aligned certain aspects of our respective relief refinance initiatives (including HARP);

•	have been directed to adopt a new framework for representation and warranty obligations;

•	were directed to implement certain across-the-board guarantee fee price increases in 2012 to make certain aspects of our pricing more uniform; and

•

are working together in a number of areas to develop mortgage market enhancements in support of a new infrastructure for the secondary mortgage market, including (a) improving and standardizing certain mortgage data requirements; (b) aligning certain terms of the contracts we and Fannie Mae use with our respective single-family seller/servicers, as well as certain practices we follow in managing our remedies and our respective business relationships with these companies; and (c) designing and developing a new securitization platform.

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

We are subject to significant limitations on our business under the Purchase Agreement and Senior Preferred Stock that could have a material adverse effect on our results of operations and financial condition.

The Purchase Agreement and terms of the senior preferred stock include significant restrictions on our ability to manage our business, including limitations on the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio, and the circumstances in which we may pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference on the senior preferred stock. Over the long-term, as a result of the net worth sweep dividend provisions of the senior preferred stock, we do not have the ability to retain any capital generated by our business operations and will not be able to build or retain any net worth surplus or return capital to stockholders other than Treasury. In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. In deciding whether or not to consent to any request for approval it receives from us under the Purchase Agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. The limitations under the Purchase Agreement and terms of the senior preferred stock could have a material adverse effect on our future results of operations and financial condition.

53	Freddie Mac

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

A receivership would terminate the conservatorship. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, there can be no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. To the extent that we are placed into receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors of ours with respect to claims made under our guarantee. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, which ranks senior to our common stock and all other series of preferred stock upon liquidation, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. The aggregate liquidation preference on the senior preferred stock owned by Treasury is $72.3 billion as of December 31, 2012. The liquidation preference will increase further if we make additional draws under the Purchase Agreement.

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

54	Freddie Mac

The conservatorship, uncertainty concerning our future, and restrictions on our ability to compensate employees have had, and may continue to have, an adverse effect on the retention and recruitment of executives and other employees, which could have a material adverse effect on our ability to operate our business.

Our ability to recruit and retain executives and other employees with the necessary skills to conduct our business has been, and may continue to be, adversely affected by the actions taken by Congress, Treasury, and the Conservator to date, or that may be taken by them or other government agencies in the future, the uncertainty regarding the duration of the conservatorship, the potential for future legislative or regulatory actions that could significantly affect our existence and our role in the secondary mortgage market, and the negative publicity concerning the GSEs. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively.

For example, we are subject to restrictions on the amount and type of compensation we may pay our executives under conservatorship. Also contributing to our concerns regarding executive retention risk is the aggregate level of target compensation paid to our executive officers, which for 2012 performance was below the 25th percentile of the competitive market. See “EXECUTIVE COMPENSATION” for more information. We cannot offer equity-based compensation, which is both common in our industry and provides a key incentive for employees to stay with the company. Our senior executives are prohibited by law from receiving bonuses during any period of conservatorship.

Voluntary turnover moderated in 2012 compared to 2011. However, we may find it difficult to retain critical employees and attract people with the skills and experience we need for the reasons discussed above. In addition, the level of scrutiny from FHFA and its Office of Inspector General and other regulators has contributed to stress levels throughout the organization and placed additional burdens on staff. For more information about risks related to employee retention, see “MD&A — RISK MANAGEMENT — Operational Risks.”

In 2011, the Financial Services Committee of the House of Representatives approved a bill that would generally put our employees on the federal government’s pay scale. If this or similar legislation were to become law, many of our employees would experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Freddie Mac and Fannie Mae] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director noted that “[s]hould the risks I fear materialize, FHFA might well be forced to limit [Freddie Mac and Fannie Mae’s] business activities. Some of the business [Freddie Mac and Fannie Mae] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.”

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.

Prior to our entry into conservatorship, the market price for our common stock declined substantially. After our entry into conservatorship, the market price of our common stock continued to decline, and has been $1 or less per share since June 2010. As a result, the investments of our common and preferred stockholders lost substantial value, which they may never recover. There is significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Therefore, it is likely that our shares could further diminish in value, and they are not likely to have any value in the longer-term. The Acting Director of FHFA has stated that “[Freddie Mac and Fannie Mae’s] equity holders retain an economic claim on the companies but that claim is subordinate to taxpayer claims. As a practical matter, taxpayers are not likely to be repaid in full, so [Freddie Mac and Fannie Mae] stock lower in priority is not likely to have any value.”

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

•

Our future profits will effectively be distributed to Treasury. Under the Purchase Agreement, we are required to pay dividends to the extent that our Net Worth Amount exceeds a permitted capital reserve amount. The amount of this reserve decreases over time. Accordingly, over the long-term, we will not be able to build or retain any net worth surplus, and our future profits will effectively be distributed to Treasury. Therefore, the holders of our common stock and non-senior preferred stock will not receive benefits that would otherwise flow from any such future profits.

55	Freddie Mac

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

Competitive and Market Risks

Our investment activity is significantly limited under the Purchase Agreement and by FHFA, which will reduce our earnings from investment activities over time and result in greater reliance on our guarantee activities to generate revenue.

We are subject to significant limitations on our investment activity, which have and will continue to adversely affect the earnings capacity of our mortgage-related investments portfolio. These limitations include: (a) a requirement to reduce the size of our mortgage-related investments portfolio; and (b) significant constraints on our ability to purchase or sell mortgage assets.

Under the terms of the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio is subject to a cap that decreases each year until the portfolio reaches $250 billion. As a result of the August 2012 amendment to the Purchase Agreement, the annual rate at which the mortgage-related investments portfolio limit declines increased from 10% to 15%. As a result, the UPB of our mortgage-related investments portfolio could not exceed $650 billion as of December 31, 2012 and may not exceed $553 billion as of December 31, 2013. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, while indicating that the pace of reducing the portfolio may be moderated by conditions in the housing and financial markets. Our mortgage-related investments portfolio has contracted considerably since we entered into conservatorship. Our ability to take advantage of opportunities to purchase or sell mortgage assets at attractive prices has been, and likely will continue to be, limited. In addition, we can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited, as we may be required to adopt business practices that provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but that may negatively impact our future financial results from guarantee activities. In addition, the overall volume of our guarantee business will likely decline over time, as one of FHFA’s goals for conservatorship, as set forth in its strategic plan, is to contract our presence in the mortgage market and shrink our operations. The combination of the restrictions on our business activities under the Purchase Agreement and FHFA regulation, combined with our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions, may have an adverse effect on our results of operations and financial condition. There can be no assurance that current or future profitability levels on our new single-family business would be sufficient to attract new private sector capital in the future, should the company be in a position to seek such capital. We generally must obtain FHFA’s approval to implement across-the-board price increases in our guarantee business, and although FHFA has recently directed us to increase our prices, there can be no assurance FHFA will approve any such increase requests in the future. It is also possible that we could be required to increase our guarantee fees, but not receive the benefit from such an increase. For example, effective April 1, 2012, at the direction of FHFA, we increased the

56	Freddie Mac

guarantee fee on single-family residential mortgages sold to us by 10 basis points. However, under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this legislated increase are being remitted to Treasury to fund the payroll tax cut that occurred in 2012. Therefore, our business and financial condition will not benefit from this increase in guarantee fees. For more information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Overview of the Mortgage Securitization Process.”

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

Single-family mortgage credit risk is primarily influenced by the credit profile of the borrower (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage itself, the purpose of the mortgage, occupancy type, the type of property securing the mortgage, the LTV ratio of the loan, and local and regional economic conditions, including home prices and unemployment rates. Our credit losses will remain elevated for the near term due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their home is currently worth, as well as the substantial inventory of seriously delinquent loans.

While mortgage interest rates remained low in 2012, there can be no assurance that continued low mortgage interest rates or efforts to modify and refinance mortgages pursuant to the MHA Program (including pursuant to the revisions to HARP announced in October 2011) and to modify mortgages under our other loss mitigation initiatives will reduce our overall mortgage credit risk.

We also continue to have significant amounts of mortgage loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A, interest-only, option ARMs, loans with original LTV ratios greater than 90%, and loans where borrowers had FICO scores less than 620 at the time of origination, that expose us to greater credit risk than do other types of mortgage loans. As of December 31, 2012, loans with one or more of the above characteristics comprised approximately 22% of our single-family credit guarantee portfolio. See “Table 46 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for more information.

Our multifamily mortgage credit risk is affected by the mortgaged property’s ability to generate rental income from which debt service can be paid. That ability in turn is affected by rental market conditions (e.g., rental and vacancy rates), the physical condition of the property, the quality of the property’s management, and the level of operating costs. Our primary multifamily business strategy is to purchase loans for aggregation and then securitization through K Certificates, whereby we mitigate our credit risk exposure by structuring our securities to shift a significant portion of expected losses to third party investors through the sale of subordinate tranches. The subordinate tranches that we do not guarantee provide credit loss protection to the senior classes that we do guarantee. While the subordination is set at an amount we believe is adequate to cover expected credit losses, the amount of such subordination may not be sufficient to prevent us from incurring credit losses with respect to any senior classes that we guarantee.

A risk we continue to monitor is that multifamily borrowers will default if they are unable to refinance their loans at an affordable rate. This risk is particularly important with respect to multifamily loans because such loans generally have a balloon payment and typically have a shorter contractual term than single-family mortgages. Borrowers may be less able to refinance their obligations during periods of rising interest rates, reduced demand for rental housing, or weak economic conditions, which could lead to default if the borrower is unable to find affordable refinancing. However, of the $127.4 billion in UPB of loans in our multifamily mortgage portfolio as of December 31, 2012, only approximately 3% and 5% will reach their maturity during 2013 and 2014, respectively.

57	Freddie Mac

We are exposed to significant credit risk related to the subprime, Alt-A, and option ARM loans that back the non-agency mortgage-related securities we hold.

Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, and option ARM loans. As of December 31, 2012, we held $69.0 billion of such securities, which represented approximately 12% of our total mortgage-related investments portfolio. Since 2007, mortgage loan delinquencies and credit losses in the U.S. mortgage market have substantially increased, particularly in the subprime, Alt-A, and option ARM sectors of the residential mortgage market. In addition, home prices have experienced significant cumulative declines, after extended periods during which home prices appreciated. As a result, the fair value of these investments has declined significantly since 2007, and we have recorded substantial other-than-temporary impairments, which has adversely impacted our net worth. In addition, most of these investments do not trade in a liquid secondary market and the size of our holdings relative to normal market activity is such that, if we were to attempt to sell a significant quantity of these securities, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets.

We could experience additional GAAP losses due to other-than-temporary impairments on our investments in these non-agency mortgage-related securities if, among other things: (a) interest rates change; (b) delinquency and loss rates on subprime, Alt-A, and option ARM loans further increase; (c) there is a future decline in actual or forecasted home prices; or (d) there is a deterioration in servicing performance on the underlying loans. In addition, the fair value of these investments may decline in the future due to additional ratings downgrades or market events, including overall uncertainty related to recovery efforts, capital requirements or regulatory changes. Any such declines would adversely affect our net worth. Any credit enhancements covering these securities, including subordination and other structural enhancements, may not prevent us from incurring losses. During 2012, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying mortgages. The financial condition of bond insurers also continued to deteriorate in 2012. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information about the credit ratings for these securities and the extent to which these securities have been downgraded.

Certain strategies to mitigate our losses as an investor in non-agency mortgage-related securities may adversely affect our relationships with some of our largest seller/servicers and counterparties.

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. These institutions include some of our largest seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions. One of these lawsuits was settled recently.

At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and are engaged in other efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. We have directed the trustees of certain of these non-agency mortgage-related securities to initiate litigation on behalf of certificate holders against several financial institutions (many of whom are Freddie Mac counterparties) for breach of contract claims.

These and other loss mitigation efforts may lead to further disputes with some of our largest seller/servicers and counterparties that may result in further litigation. This could adversely affect our relationship with any such company and could, for example, result in the loss of some or all of our business with a large seller/servicer. For more information, see “Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or fail to honor any related indemnification or recourse obligations” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

The effectiveness of these various loss mitigation efforts is highly uncertain, in part because our rights as an investor are limited, and any potential recoveries may take significant time to realize.

58	Freddie Mac

The credit losses we experience in future periods could be larger, perhaps substantially larger in the event of another recession or another sharp drop in home prices, than our current loan loss reserves.

Our loan loss reserves, as reflected on our consolidated balance sheets, do not reflect the total of all future credit losses we will ultimately incur with respect to our single-family and multifamily mortgage loans, including those underlying our financial guarantees. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Accordingly, it is likely that the credit losses we ultimately incur on the loans we currently own or guarantee will exceed the amounts we have already reserved for such loans. If we were to experience another recession or another sharp drop in home prices, it is possible that the credit losses we ultimately incur related to such an event could be larger, perhaps substantially larger, than our current loan loss reserves. Additional credit losses we incur in future periods will adversely affect our business, results of operations, financial condition, liquidity, and net worth.

Future declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and increase our losses.

Our financial results and business volumes can be significantly, negatively affected by declines in home prices and other adverse changes in the housing market. Although the single-family housing market exhibited certain signs of improvement in 2012, our credit losses remained high, in part because home prices have experienced significant cumulative declines in many geographic areas since 2006. While we expect modest home price increases in 2013, there can be no assurance that this will occur. In addition, it is likely that we will continue to experience a high rate of serious delinquencies or defaults and an elevated level of credit losses.

We prepare internal forecasts of future home prices, which we use for certain business activities, including: (a) hedging prepayment risk; (b) setting fees for new guarantee business; and (c) portfolio activities. It is possible that a sustained recovery in home prices would not begin until much later than we anticipate, or that home prices could decline in the future, which could adversely affect our performance of these business activities. For example, this could cause the return we earn on new single-family guarantee business to be less than expected. This could also result in higher losses due to other-than-temporary impairments on our investments in non-agency mortgage-related securities (which would be recognized in earnings) or fair value declines on our investments in non-agency mortgage-related securities (which would be recognized in AOCI). Government programs designed to strengthen the U.S. housing market, such as the MHA Program, may fail to achieve expected results, and new programs could be instituted that cause our credit losses to increase. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk.”

Our business volumes are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market. Total residential mortgage debt declined approximately 2.3% in the first nine months of 2012 (the most recent data available) compared to a decline of approximately 2.4% in 2011. If total outstanding U.S. residential mortgage debt were to continue to decline, there would likely be fewer mortgage loans available for us to purchase, and we could face more competition to purchase a smaller number of loans.

While multifamily market fundamentals (i.e., vacancy rates and effective rents) improved on a national level during 2012, this trend may not continue. The multifamily market is affected by regional and local economic factors, such as employment rates, construction cycles, and the relative affordability of single-family home prices, all of which influence supply and demand for multifamily properties and pricing for apartment rentals. Any softening of the broader economy could have negative impacts on multifamily markets, which could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.

Our refinance volumes could decline if interest rates rise, which could cause our overall new mortgage-related security issuance volumes to decline.

We continued to experience a high percentage of refinance mortgages in our purchase volume during 2012 due to continued low interest rates and the impact of our relief refinance initiatives. However, originations of refinance mortgages will likely decline if HARP expires as currently scheduled in December 2013. Interest rates have been at historically low levels for an extended period of time. In addition, many eligible borrowers have already refinanced at least once during this period of low interest rates, and therefore may be unlikely to do so again in the near future. Overall originations of refinance mortgages, and our purchases of them, will likely decrease if interest rates rise. It is possible that our overall mortgage-related security issuance volumes could decline if our volumes of purchase money mortgages do not increase to offset any such decrease in refinance mortgages. This could adversely affect the amount of revenue we receive from our guarantee activities.

59	Freddie Mac

We could incur significant credit losses and credit-related expenses in the event of a major natural disaster or other catastrophic event in geographic areas in which portions of our total mortgage portfolio and REO holdings are concentrated.

We own or guarantee mortgage loans and own REO properties throughout the United States. The occurrence of a major natural or environmental disaster (such as an earthquake, hurricane, tsunami, flood, or widespread damage caused to the environment by commercial entities), terrorist attack, pandemic, or similar catastrophic event in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area.

The occurrence of a catastrophic event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A catastrophic event that either damaged or destroyed residential real estate underlying mortgage loans we own or guarantee or negatively impacted the ability of homeowners to continue to make principal and interest payments on mortgage loans we own or guarantee could increase our serious delinquency rates and average loan loss severity in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Such an event could also damage or destroy REO properties we own. While we attempt to maintain a geographically diverse portfolio, there can be no assurance that a catastrophic event, depending on its magnitude, scope and nature, will not generate significant credit losses and credit-related expenses. We may not have insurance coverage for some of these catastrophic events. In some cases, we may be prohibited by state law from requiring such insurance as a condition to our purchasing or guaranteeing loans. In addition, any efforts we make to assist borrowers in affected areas could increase our expenses.

We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.

We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations to us. We face similar risks with respect to contracts or arrangements we benefit from indirectly or that we enter into on behalf of our securitization trusts. Our primary exposures to institutional counterparty risk are with:

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	counterparties to short-term lending and other investment-related agreements and cash equivalent transactions, including such agreements and transactions we manage for our PC trusts;

•	derivative counterparties;

•	hazard and title insurers;

•	mortgage investors; and

•	document custodians and funds custodians.

Many of our counterparties provide several types of services to us. In some cases, our business with institutional counterparties is concentrated. The concentration of our exposure to our counterparties has increased in recent years due to industry consolidation and counterparty failures or downgrades, and we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties. A significant failure by a major institutional counterparty could harm our business and financial results in a variety of ways, including by adversely affecting our ability to conduct operations efficiently and at cost-effective rates, and have a material adverse effect on our investments in mortgage loans, investments in securities, our derivative portfolio or our credit guarantee activities.

Some of our counterparties may become subject to serious liquidity problems affecting their businesses, either temporarily or permanently, which may adversely affect their ability to meet their obligations to us. In recent years, challenging market conditions have, at times, adversely affected the liquidity and financial condition of our counterparties. These trends may continue. In particular, we believe all of our derivative portfolio and cash and other investments portfolio counterparties are exposed to fiscally troubled European countries. It is possible that continued adverse developments in the

60	Freddie Mac

Eurozone could significantly impact such counterparties. In turn, this could adversely affect their ability to meet their obligations to us.

In the past few years, some of our largest seller/servicers have experienced ratings downgrades and liquidity constraints, and certain large lenders have failed. These challenging market conditions could also increase the likelihood that we will have disputes with our counterparties concerning their obligations to us, especially with respect to counterparties that have experienced financial strain and/or have large exposures to us. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information regarding our credit risks to certain categories of counterparties and how we seek to manage them.

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

As of December 31, 2012 and 2011, the UPB of loans subject to repurchase requests based on breaches of representations and warranties issued to our single-family seller/servicers was approximately $3.0 billion and $2.7 billion, respectively. As of December 31, 2012, approximately $1.2 billion of such loans were subject to repurchase requests issued due to mortgage insurance rescission or mortgage insurance claim denial.

Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeal process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of December 31, 2012 and 2011, approximately 41% and 39%, respectively, of these repurchase requests were outstanding more than four months since issuance of our repurchase request (these figures include repurchase requests for which appeals were pending).

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

Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Enforcing repurchase obligations of seller/servicers could also negatively impact our relationships with such customers and could result in the loss of some or all of our business with such customers, which could negatively impact our ability to retain market share. This could also lead to further disputes with such customers. It may be difficult, expensive, and time-consuming to legally enforce a seller/servicer’s repurchase obligations, in the event a seller/servicer continues to fail to perform such obligations. We are also acquiring an increasing portion of single-family business volume directly from smaller

61	Freddie Mac

financial institutions. We may face increased risk that these institutions would not be able to satisfy their repurchase obligations, as these institutions may not have the same financial strength as our larger seller/servicers.

At the direction of FHFA, we have launched a new representation and warranty framework for conventional loans purchased by us on or after January 1, 2013. We may face greater exposure to credit and other losses under this new framework since it relieves lenders of certain repurchase obligations in specific cases, such as for loans that perform for 36 consecutive months after we purchase them, with certain exclusions. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers.”

In 2012 and late 2011, we changed our relief refinance program (which includes HARP) such that we are relieving lenders of certain representations and warranties on the original mortgage being refinanced. As a result, we may face greater exposure to credit and other losses on these loans. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program.”

We also have exposure to seller/servicers with respect to mortgage insurance. When a mortgage insurer rescinds coverage or denies or curtails a claim, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss. The volume of rescissions, claim denials, and curtailments by mortgage insurers remains high.

Seller/servicers may fail to perform their obligations to service loans in our single-family and multifamily mortgage portfolios or their servicing performance could decline.

Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact our credit performance (including through missed opportunities for mortgage modifications), which could adversely affect our financial condition or results of operations and have a significant impact on our ability to mitigate credit losses. The risk of such a decline in performance remains high. The high levels of seriously delinquent loan volume, the weak conditions of the mortgage market, and the number and variety of additions and changes to our loan modification and other loss mitigation initiatives have placed a strain on the loss mitigation resources of many of our seller/servicers. This has also increased the operational complexity of the servicing function, as well as the risk that errors will occur. A number of seller/servicers have had to address issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings, which has further strained their resources. There have also been a number of legislative and regulatory developments that have increased, or could increase, the complexity of the servicing function. It is also possible that we could be directed to introduce additional changes to the servicing function that increase its complexity, such as new or revised loan modification or loss mitigation initiatives or new compensation arrangements. Our expected ability to partially mitigate losses through loan modifications and other alternatives to foreclosure is a factor we consider in determining our allowance for loan losses. Therefore, the inability to realize the anticipated benefits of our loss mitigation plans could cause our losses to be significantly higher than those currently estimated. Weak economic conditions continue to affect the liquidity and financial condition of many of our seller/servicers, including some of our largest seller/servicers. Any efforts we take to attempt to improve our servicers’ performance could adversely affect our relationships with such servicers, many of which also sell loans to us.

In recent periods, a number of our servicers who specialize in servicing troubled loans have experienced rapid growth in their servicing portfolios, including an increase in troubled loans they service for Freddie Mac. Although the ability of these servicers to service troubled loans may benefit us by reducing our credit losses, the rapid expansion of their servicing portfolios could expose us to increased risks in the event that it results in operational strains that adversely affect their servicing performance or weakens their financial strength.

If a servicer does not fulfill its servicing obligations (including its repurchase or other responsibilities), we may seek partial or full recovery of the amounts that such servicer owes us, such as by attempting to sell the applicable mortgage servicing rights to a different servicer and applying the proceeds to such owed amounts, or by contracting the servicing responsibilities to a different servicer and retaining the net servicing fee. The weakness in the housing market has negatively affected the market for mortgage servicing rights, which increases the risk that we might not receive a sufficient price for such rights or that we may be unable to find buyers who: (a) have sufficient capacity to service the affected mortgages in compliance with our servicing standards; (b) are willing to assume the representations and warranties of the former servicer regarding the affected mortgages (which we typically require); and (c) have sufficient capacity to service all of the affected mortgages. Increased industry consolidation, bankruptcies of mortgage bankers or bank failures may also make it more

62	Freddie Mac

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

We use derivatives for several purposes, including to adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets and to hedge forecasted issuances of debt. The relative concentration of our derivative exposure among our primary derivative counterparties remains high as compared to historical levels. This concentration increased in the last several years due to industry consolidation and the failure or downgrade of certain counterparties, and could further increase. Five of our derivative counterparties each accounted for greater than 10% of our net uncollateralized exposure, excluding commitments, at December 31, 2012. For a further discussion of our exposure to derivative counterparties, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Some of our derivative and other capital markets counterparties have experienced various degrees of financial distress in the past few years, including liquidity constraints, and credit downgrades. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other capital markets counterparties to the extent that they fail to meet their obligations to us. For example, our OTC derivative counterparties are required to post collateral to us in certain circumstances to cover our net exposure to them on derivative contracts. We may incur losses if the collateral held by us cannot be liquidated at prices that are sufficient to cover the amount of such exposure. We also face the risk that, if a counterparty becomes insolvent, we may not be able to recover any collateral we posted to the counterparty.

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

Our credit losses and other-than-temporary impairments recognized in earnings could increase if more of our mortgage or bond insurers become insolvent or fail to perform their obligations to us.

A number of our mortgage insurers (that insure single-family mortgages we purchase or guarantee) and bond insurers (that insure certain of the non-agency mortgage-related securities we hold) are insolvent or are not fully performing their obligations to us. We are exposed to the risk that additional mortgage or bond insurance counterparties could become insolvent or fail to fully perform their obligations to us. The weakened financial condition and liquidity position of many of these counterparties increases the risk that additional entities will fail to fully reimburse us for claims under insurance policies. This risk could increase if home prices decline in the future or if the economy worsens.

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

63	Freddie Mac

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

We believe that certain of our mortgage insurers are not sufficiently capitalized to withstand the stress of the current weak economic environment. We expect to receive substantially less than full payment of our claims from Triad Guaranty Insurance Corporation, Republic Mortgage Insurance Company and PMI Mortgage Insurance Co. We also believe that certain other of our mortgage insurance counterparties lack sufficient ability to meet all their expected lifetime claims paying obligations to us as such claims emerge. In the future, we believe our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

In the event one or more of our bond insurers were to become insolvent, it is likely that we would not collect our claims from the affected insurer. This would impact our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities, and could contribute to net impairment of available-for-sale securities recognized in earnings. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. If a bond insurer’s performance with respect to its obligations on our investments in securities is worse than expected, this could contribute to additional net impairment of those securities.

Some of our larger bond insurers are in runoff mode and are not writing new business. We expect to receive substantially less than full payment from Ambac Assurance Corporation and Financial Guaranty Insurance Company, as these companies are insolvent. Financial Guaranty Insurance Company is currently not paying any of its claims. Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in the fall of 2012. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.

For more information on developments concerning our mortgage insurers and bond insurers, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Insurers” and “— Bond Insurers.”

If mortgage insurers were to tighten their standards or fall out of compliance with regulatory capital requirements, the volume of high LTV ratio mortgages available for us to purchase could be reduced, which could reduce our overall volume of new business. Mortgage insurance standards could constrain our future ability to purchase loans with LTV ratios over 80%.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. Our purchases of mortgages with LTV ratios above 80% (other than relief refinance mortgages) have generally been low in recent years, as compared to 2005 – 2008 levels, in part because mortgage insurers tightened their eligibility requirements with respect to the issuance of insurance on new mortgages with such higher LTV ratios. However, our acquisitions of non-HARP mortgages with LTV ratios greater than 90% increased during 2012 compared to 2011, in part because most mortgage insurance companies lowered their premiums in 2011 for certain higher-risk loans. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Other Categories of Single-Family Mortgage Loans — Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio.” There can be no assurance that this will continue. If mortgage insurers restrict their eligibility requirements or increase premiums for loans with LTV ratios over 80%, or if we are no longer willing or able to obtain mortgage insurance from these counterparties under terms we find reasonable, and we are not able to avail ourselves of suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase or securitize such loans. This could reduce our overall volume of new business. This could also negatively impact our ability to participate in a significant segment of the mortgage market (i.e., loans with LTV ratios over 80%) should we seek, or be directed, to do so. See “Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for more information about our mortgage purchases.

If a mortgage insurance company were to fall out of compliance with regulatory capital requirements and not obtain appropriate waivers, it could become subject to regulatory actions that restrict its ability to write new business in certain, or in some cases all, states. Over the past several years, three of our mortgage insurers (Triad Guaranty Insurance Corporation, Republic Mortgage Insurance Company and PMI Mortgage Insurance Co.) were each prohibited from writing new business by their primary state regulators and none of them writes new business in any state any longer. Given the difficulties in the

64	Freddie Mac

mortgage insurance industry, we believe it is likely that other companies may be unable to meet regulatory capital requirements.

A mortgage insurer may attempt a corporate restructuring designed to enable it to continue to write new business through a new entity in the event the insurer falls out of compliance with regulatory capital requirements. However, there can be no assurance that an insurer would be able to accomplish such a restructuring, as the restructured entity would be required to satisfy regulatory requirements as well as our own conditions. We monitor the claim paying ability of our mortgage insurers. As these restructuring plans are presented to us for review, we attempt to determine whether the insurers’ plans make available sufficient resources to meet their obligations to policyholders of the insurance entities involved in the restructuring. However, there can be no assurance that any such restructuring will enable payment in full of all claims in the future. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” for more information.

The loss of business volume from key mortgage originators could result in a decline in our market share and revenues.

Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2012 and 2011, approximately 73% and 82%, respectively, of our single-family mortgage purchase volume was associated with our ten largest customers. During 2012, three mortgage lenders (Wells Fargo Bank, N.A., U.S. Bank N.A., and JPMorgan Chase Bank, N.A.) each accounted for more than 10% of our single-family mortgage purchase volume and collectively accounted for approximately 49% of our single-family mortgage purchase volume. Similarly, we acquire a significant portion of our multifamily mortgage loans from several large lenders.

We enter into mortgage purchase volume commitments with many of our single-family customers that provide for the customers to deliver to us a certain volume of mortgages during a specified period of time. Some commitments may also provide for the lender to deliver to us a minimum percentage of their total sales of conforming loans. There is a risk that we will not be able to enter into new commitments with our single-family customers that will maintain mortgage purchase volume following the expiration of our existing commitments with them. The loss of business from any one of our major lenders could adversely affect our market share and our revenues. Many of our seller/servicers also have tightened their lending criteria in recent years, which has reduced their loan volume, thus reducing the volume of loans available for us to purchase.

Weak business and economic conditions in the U.S. and abroad may adversely affect our business and results of operations.

Our business and results of operations are significantly affected by general business and economic conditions, including conditions in the international markets for our mortgage-related and debt securities and for the various types of securities we hold as investments. These conditions include employment rates, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, the strength of the U.S. financial markets and national economy and the local economies in which we conduct business, the regulatory environment, and the economies of other countries that purchase our mortgage-related and debt securities. Concerns about fiscal challenges in several Eurozone economies continued during 2012, creating significant uncertainty in the financial markets and potential increased risk exposure for our counterparties and for us. There is also significant uncertainty regarding fiscal challenges facing the U.S. and the strength of the U.S. economic recovery. Weak economic conditions in the U.S. could result in high serious delinquencies and credit losses, which would adversely affect our results of operations and financial condition.

The mortgage credit markets continue to be impacted by relatively low levels of corporate credit and liquidity within the mortgage industry, which has at times caused disruptions to normal operations of major mortgage servicers and originators, including some of our largest customers. This has, at times, also contributed to significant volatility, wide credit spreads and a lack of price transparency, and the potential for further consolidation within the financial services industry.

Competition from banking and non-banking companies may harm our business.

Competition in the secondary mortgage market combined with a decline in the amount of residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively impact our financial results. Increased competition from Fannie Mae, Ginnie Mae, FHA/VA, and new entrants may alter our product mix, lower volumes, and reduce revenues on new business. FHFA is also Conservator of Fannie Mae, our primary competitor, and FHFA’s actions as Conservator of both

65	Freddie Mac

companies could affect competition between us and Fannie Mae. It is possible that FHFA could require us and Fannie Mae to take a uniform approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. FHFA may also prevent us from taking actions that could provide us with a competitive advantage. Efforts we may make or may be directed to make to increase the profitability of new single-family guarantee business, such as by tightening credit standards or raising guarantee fees, could cause our market share to decrease and the volume of our single-family guarantee business to decline. Historically, we also competed with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. Many of these institutions have ceased or substantially reduced their activities in the secondary market for single-family mortgages since 2008. However, one of FHFA’s goals for conservatorship, as set forth in its strategic plan, is to contract our presence in the mortgage market and shrink our operations, and FHFA is taking a number of actions designed to encourage these other financial institutions to return to the mortgage market.

We could be prevented from competing efficiently and effectively by competitors who use their patent portfolios to prevent us from using necessary business processes and products, or to require us to pay significant royalties to use those processes and products.

Beginning in 2010, as multifamily market fundamentals were starting to improve, more market participants began to re-enter the multifamily market, and as a result we have faced increased competition. Although we continued to be a significant participant in the multifamily market in 2012, other participants, including life insurers, banks, and CMBS issuers, also were active in acquiring multifamily mortgages and we expect continued competition in the multifamily market.

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

The amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

•	changes in our government support;

•	reduced demand for our debt securities;

•	competition for debt funding from other debt issuers; and

•	downgrades in our credit ratings or the credit ratings of the U.S. government.

Our ability to obtain funding in the public debt markets or by pledging mortgage-related securities as collateral to other financial institutions could cease or change rapidly, and the cost of available funding could increase significantly, due to changes in market confidence and other factors. For example, in the fall of 2008, we experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and were forced to rely on short-term debt to fund our purchases of mortgage assets and refinance maturing debt and to rely on derivatives to synthetically create the substantive economic equivalent of various debt funding structures.

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

The composition of our mortgage-related investments portfolio has changed significantly since we entered into conservatorship, as the proportion of single-family whole loans has significantly increased and the proportion of agency mortgage-related securities has significantly declined. This changing composition presents heightened liquidity risk, which influences management’s decisions regarding funding and hedging.

Changes in Government Support

Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and our debt funding costs. Beginning January 1, 2013, the amount of available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. The provisions of the Purchase Agreement whereby Treasury’s funding commitment would increase as necessary to accommodate any cumulative reduction

66	Freddie Mac

in our net worth during 2010, 2011, and 2012 no longer apply. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs. The cost of our debt funding could increase if debt investors believe that the risk that we could be placed into receivership is increasing. Our access to the debt markets and the cost of funding could also be adversely affected if we were to make significant draws in the future, and thereby significantly reduce the amount of available funding remaining under the Purchase Agreement. In addition, under the Purchase Agreement, without the prior consent of Treasury, we may not increase our total indebtedness above a specified limit or become liable for any subordinated indebtedness. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Actions of Treasury and FHFA.”

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

Competition for Debt Funding

We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market, and regulatory environments. Increased competition for debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our business, liquidity, financial condition, and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities” for a description of our debt issuance programs. Our funding costs may also be affected by changes in the amount of, and demand for, debt issued by Treasury.

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

In August 2011, S&P lowered our senior long-term debt credit rating to “AA+” from “AAA” and assigned a negative outlook to the rating. This action followed S&P’s downgrade of the credit rating of the U.S. government. In addition, Moody’s confirmed our senior long-term debt and subordinated debt ratings and assigned a negative outlook to the ratings in August 2011. This action accompanied Moody’s confirmation of the U.S. government’s AAA long-term credit rating and assignment of a negative outlook to the rating. In November 2011, Fitch affirmed our long-term Issuer Default Rating (IDR)

67	Freddie Mac

at “AAA” and revised the outlook to negative from stable. This action followed Fitch’s affirmation of the U.S. government’s “AAA” IDR and revision of its long-term rating to negative from stable. S&P, Moody’s, and Fitch have indicated that additional actions on the U.S. government’s ratings could occur if steps toward a credible deficit reduction plan are not taken or if the U.S. experiences a weaker than expected economic recovery.

In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities or others, changes in government support for us, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage market and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits. The full range and extent of the adverse effects to our business that would result from any such ratings downgrades and market disruptions cannot be predicted with certainty. However, we expect that they could: (a) adversely affect our liquidity and cause us to limit or suspend new business activities that entail outlays of cash; (b) make new issuances of debt significantly more costly, or potentially prohibitively expensive, and adversely affect the supply of debt financing available to us; (c) reduce the value of our guarantee to investors and adversely affect our ability to issue our guaranteed mortgage-related securities; (d) reduce the value of Treasury and agency mortgage securities we hold; (e) increase the cost of mortgage financing for borrowers, thereby reducing the supply of mortgages available to us to purchase; (f) adversely affect home prices, reducing the value of our REO and likely leading to additional borrower defaults on mortgage loans we guarantee; and (g) trigger additional collateral requirements under our derivatives contracts.

A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.

Security performance is one of Freddie Mac’s more significant risks and competitive issues, with both short- and long-term implications. Our PCs are an integral part of our mortgage purchase program. Our competitiveness in purchasing single-family mortgages from our seller/servicers, and thus the volume and/or profitability of our new single-family guarantee business, can be directly affected by the relative price performance of our PCs and comparable Fannie Mae securities.

The profitability of our securitization financing and our ability to compete for mortgage purchases are affected by the price differential between PCs and comparable Fannie Mae securities. Freddie Mac fixed-rate PCs provide for faster remittance of mortgage principal and interest payments to investors than Fannie Mae fixed-rate securities. However, our PCs have typically traded at prices below the level that we believe reflects the full value of their faster remittance cycle, resulting in a pricing discount relative to comparable Fannie Mae securities. This difference in relative pricing creates an economic incentive for customers to conduct a disproportionate share of their single-family business with Fannie Mae and negatively affects the financial performance of our business.

Recent deterioration in the pricing of our PCs relative to comparable Fannie Mae securities has adversely affected our competitiveness. Our 2012 mortgage purchase market share was volatile and at times significantly below its average levels during 2010 and 2011. We believe the primary factor adversely affecting our security performance was the substantially lower liquidity of our PCs versus comparable Fannie Mae securities. If this trend continues, the volume and/or profitability of our new single-family guarantee business could be adversely affected. Market conditions can also affect the price performance of our PCs.

We may be unable to maintain a liquid market for our PCs, which could adversely affect the price performance of PCs and our single-family market share. A significant reduction in our market share, and thus in the volume of mortgage loans that we securitize, could further reduce the liquidity of our PCs. While we may employ a variety of strategies in an effort to support the liquidity and price performance of our PCs and may consider additional strategies, any such strategies may fail or adversely affect our business or we may cease such activities if deemed appropriate. In addition, we believe the liquidity-related price differences between our PCs and comparable Fannie Mae securities are, in part, the result of factors that are largely outside of our control. Thus, while we may employ strategies in an effort to support the liquidity-related price differences, we do not believe the strategies currently available to us can fully eliminate these price differences over the long-term. A curtailment of such mortgage-related investments portfolio purchase and retention activities that are undertaken primarily in an effort to support the price performance of our PCs may result in a decline in the volume and/or profitability of our new single-family guarantee business, lower comprehensive income, and an accelerated decline in the size of our total mortgage portfolio.

68	Freddie Mac

In certain circumstances, we compensate customers for the difference in price between our PCs and comparable Fannie Mae securities, and this could adversely affect the volume and/or profitability of our new single-family guarantee business. We also incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “— Investments Segment — PC Support Activities.”

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the information that is provided to us before we purchase the loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, lender or servicer) will engage in fraud by misrepresenting facts about the property underlying the real estate transaction, borrower, or mortgage loan. While we subsequently review a sample of these loans to determine if such loans are in compliance with our contractual standards, there can be no assurance that this would detect or deter mortgage fraud, or otherwise reduce our exposure to the risk of fraud. We are also exposed to fraud by third parties in the mortgage servicing function, particularly with respect to sales of REO properties, single-family short sales, and other dispositions of non-performing assets. We may experience significant financial losses and reputational damage as a result of such fraud.

The value of mortgage-related securities guaranteed by us and held as investments may decline if we are unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee diminishes.

A portion of our investments in mortgage-related securities are securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction. These securities are collateralized by Freddie Mac assets transferred to the securitization trusts and include: (a) REMICs and Other Structured Securities; (b) certain Other Guarantee Transactions; and (c) multifamily PCs. The valuation of our guaranteed mortgage-related securities reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets, which could have an adverse effect on our financial condition and results of operations. This could also adversely affect our ability to sell or otherwise use these securities for liquidity purposes.

Changes in interest rates could negatively impact our results of operations, net worth, and fair value of net assets.

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

Our GAAP results can be significantly affected by changes in interest rates, and adverse changes in interest rates could adversely affect our net income or net worth. For example, changes in interest rates affect the fair value of our derivative portfolio. Since we generally record changes in fair values of our derivatives in current income, such changes could significantly impact our GAAP results. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. We could record substantial gains or losses from derivatives in any period, which could significantly contribute to our overall results for the period and affect our net worth as of the end of such period. It is difficult for us to predict the amount or direction of derivative results. Additionally, increases in interest rates could increase other-than-temporary impairments on our investments in non-agency mortgage-related securities. Higher interest rates can result in a reduction in the benefit from expected structural credit enhancements on these securities.

Changes in interest rates may also affect prepayment assumptions, thus potentially impacting the fair value of our assets, including our investments in mortgage-related assets. When interest rates fall, borrowers are more likely to prepay

69	Freddie Mac

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

Changes in OAS could materially impact our fair value of net assets and adversely affect future results of operations and net worth.

OAS is an estimate of the incremental yield spread between a particular financial instrument and a benchmark yield curve. This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the security, such as prepayment options. The OAS between the mortgage and agency debt sectors can significantly affect the fair value of our net assets. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the impact of changes in mortgage-to-debt OAS.

Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in OAS. A widening of the OAS on a given asset, which typically causes a decline in the current fair value of that asset, may cause significant mark-to-fair value losses, and may adversely affect our financial results and net worth. Conversely, a narrowing or tightening of the OAS typically causes an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Consequently, a tightening of the OAS may adversely affect our future financial results and net worth. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Consolidated Fair Value Balance Sheets Analysis — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.

While wider spreads might create favorable investment opportunities, we are limited in our ability to take advantage of any such opportunities due to various restrictions on our mortgage-related investments portfolio activities. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

We could experience significant reputational harm, which could affect the future of our company, if our efforts to support the U.S. residential mortgage market do not succeed.

We are focused on a number of initiatives designed to support the U.S. residential mortgage market, including the MHA Program and other foreclosure avoidance programs, the servicing alignment initiative and various other alignment initiatives, and the development of various mortgage market enhancements. If these initiatives do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support for our business and government decisions with respect to the future status and role of Freddie Mac.

Negative publicity causing damage to our reputation could adversely affect our business prospects, financial results, or net worth.

Reputation risk, or the risk to our financial results and net worth from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects, or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors, our seller/servicers or the financial services and mortgage industries as a whole, particularly as they relate to the recent housing and economic downturn, may also adversely impact our reputation. Adverse reputation impacts on third parties with whom we have important relationships may impair market confidence or investor confidence in our business operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes, and could affect what changes may occur

70	Freddie Mac

to our business structure during or following conservatorship, including whether we will continue to exist. These adverse consequences could result from perceptions concerning our activities and role in addressing the housing and economic downturn, concerns about our compensation practices, concerns about deficiencies in foreclosure documentation practices or our actual or alleged action or failure to act in any number of areas, including corporate governance, regulatory compliance, financial reporting and disclosure, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators in response to our actual or alleged conduct.

The servicing alignment initiative, MHA Program, and other efforts to reduce foreclosures, modify loan terms and refinance mortgages, including HARP, may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

The servicing alignment initiative, MHA Program, and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, our loss mitigation strategies may not be successful and our credit losses may continue to remain high. The costs we incur related to loan modifications and other activities have been, and will likely continue to be, significant because we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all applicable servicer and borrower incentives. We are not reimbursed for these costs by Treasury. For information on our loss mitigation activities, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

We could be required or elect to make changes to our implementation of our loss mitigation activities that could make these activities more costly to us, both in terms of credit expenses and the cost of implementing and operating the activities. For example, we could be required to use principal reduction to achieve reduced payments for borrowers. This could further increase our losses, as we could bear some or all of the costs of such reductions.

A significant number of loans are in the trial period of HAMP or our non-HAMP standard loan modification. For information on completion rates for HAMP and non-HAMP modifications, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.” A number of loans will fail to complete the applicable trial period or qualify for our other loss mitigation programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier. These delays in foreclosure could also cause our REO operations expense to increase, perhaps substantially.

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

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs and REMICs and Other Structured Securities, either of which could affect the pricing of such securities. At the direction of FHFA, we implemented a series of changes to HARP in late 2011 and 2012. We subsequently made similar changes to the relief refinance mortgage initiative for loans with LTV ratios of 80% and less. There can be no assurance that the benefits from the revised programs will exceed our costs. We may face greater exposure to credit and other losses on HARP and other relief refinance loans (starting in late 2012) because we are relieving lenders of certain representations and warranties on the original mortgage being refinanced. Due to the impact of HARP and other refinance initiatives of Freddie Mac and Fannie Mae, we could experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. The ultimate impact of the HARP revisions on our financial results will be driven by the level of borrower participation and the volume of loans with high LTV ratios that we acquire under the program. Over time, relief refinance mortgages with LTV ratios above 80% may not perform as well as relief refinance mortgages with LTV ratios of 80% and below because of the continued high LTV ratios of these loans. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. In addition, relief refinance mortgages may not be covered by mortgage insurance for the full excess of their UPB over 80%. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

71	Freddie Mac

We are devoting significant internal resources to the implementation of the servicing alignment initiative and the MHA Program. The costs we incur related to these initiatives have been, and will likely continue to be, significant. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.

We may experience further write-downs and losses relating to our assets, including our investment securities, net deferred tax assets, REO properties or mortgage loans, that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced significant losses and write-downs relating to certain of our assets during the past several years, including significant declines in market value, impairments of our investment securities, write-downs of REO properties, losses on non-performing loans removed from PC pools, and impairments on other assets. The fair value of our assets may be further adversely affected by continued weakness in the economy, any further deterioration in the housing and financial markets, additional ratings downgrades, or other events.

Since we entered into conservatorship in September 2008, we have established a significant valuation allowance on our deferred tax assets. If future events significantly alter our current outlook, additional valuation allowances may need to be established for the remaining deferred tax asset. The future status and role of Freddie Mac could be affected by actions of the Conservator, and legislative and regulatory action that alters the ownership, structure, and mission of the company. The uncertainty of these developments could materially affect our operations, which could in turn affect our ability or intent to hold investments until the recovery of any temporary unrealized losses.

We may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may decline in the future. This could adversely affect our results of operations, financial condition, liquidity, and net worth.

There may not be an active, liquid trading market for our equity securities.

Our common stock and classes of preferred stock that previously were listed and traded on the NYSE were delisted from the NYSE effective July 8, 2010, and now trade on the OTCQB Marketplace. The market price of our common stock declined significantly between June 16, 2010, the date we announced our intention to delist these securities, and July 8, 2010, the first day the common stock traded exclusively on the OTC market, and may decline further. Trading volumes on the OTCQB Marketplace have generally been, and will likely continue to be, less than those on the NYSE, which would make it more difficult for investors to execute transactions in our securities and could make the prices of our securities decline or be more volatile.

Operational Risks

We face significant levels of operational risk. Our risk management efforts may not effectively mitigate the risks we seek to manage.

We face significant levels of operational risk, due to a variety of factors, including: (a) the level and pace of organizational change within our company; (b) the complexity of our business operations; (c) limitation in our core systems; (d) the fact that we face a variety of different, and potentially competing, business objectives and new FHFA-mandated activities (e.g., the initiatives we are pursuing under the Conservatorship Scorecard); and (e) employee turnover.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate operational risks related to our business. Our risk management policies, procedures and techniques may not be sufficient to mitigate the risks we have identified or to appropriately identify additional risks to which we are subject. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “MD&A — RISK MANAGEMENT” for a discussion of our approach to managing certain of the risks we face.

We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process.

We have been, and will likely continue to be, adversely affected by delays and deficiencies in the foreclosure process, which could increase our expenses.

The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years, particularly in states that require a judicial foreclosure process, and may further increase. A number of factors have contributed to this

72	Freddie Mac

increase, including: (a) the increasingly lengthy foreclosure process in many states (affected, in some states, by new foreclosure requirements); (b) the difficulty of servicers in processing the high volume of seriously delinquent loans, due in part to general constraints on servicer capacity and the increasing complexity of the servicing function; and (c) concerns about deficiencies in seller/servicers’ conduct of the foreclosure process. For more information on these developments, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

Delays in the foreclosure process could cause our credit losses to increase for a number of reasons. For example, properties awaiting foreclosure could deteriorate until we acquire ownership of them through foreclosure. This would increase our expenses to repair and maintain the properties when we do acquire them. Such delays may also adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold. Delays in the foreclosure process may also adversely affect trends in home prices regionally or nationally, which could also adversely affect our financial results.

It also is possible that mortgage insurance claims could be reduced if delays caused by servicers’ deficient foreclosure practices prevent servicers from completing foreclosures within required timelines defined by mortgage insurers. Mortgage insurance companies establish foreclosure timelines that vary by state and range between 60 and 990 days.

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

In the fall of 2010, several large seller/servicers announced issues relating to the improper preparation and execution of certain documents used in foreclosure proceedings. These announcements raised various concerns relating to foreclosure practices, and caused significant delays in the foreclosure process, particularly during 2011. It is possible that additional deficiencies in foreclosure practices will be identified in the future. The integrity of the foreclosure process is critical to our business, and our financial results could be adversely affected by deficiencies in the conduct of that process.

Issues related to mortgages recorded through the MERS System could delay or disrupt foreclosure activities and have an adverse effect on our business.

The Mortgage Electronic Registration System, or the MERS® System, is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage finance industry, to maintain records of beneficial ownership of mortgages. The MERS System is owned, operated, and maintained by MERSCORP Holdings, Inc., a privately held company (which we refer to below as MERSCORP), the shareholders of which include a number of organizations in the mortgage industry, including Freddie Mac, Fannie Mae, and certain seller/servicers, mortgage insurance companies, and title insurance companies.

Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, has the ability to serve as a nominee for the owner of a mortgage loan and in that role become the mortgagee of record for the loan in local land records. Freddie Mac seller/servicers may choose to use MERS as a nominee, though they are no longer permitted to initiate foreclosures in MERS’ name with respect to mortgages owned or guaranteed by us. Approximately 41% of the loans Freddie Mac owns or guarantees were registered in MERS’ name as of December 31, 2012; the beneficial ownership and the ownership of the servicing rights related to those loans are tracked in the MERS System.

MERS has been the subject of numerous lawsuits challenging foreclosures on mortgages for which MERS is mortgagee of record as nominee for the beneficial owner. It is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action related to MERS, could delay or disrupt foreclosure of mortgages that are registered on the MERS System. Negative publicity about MERS could adversely affect the mortgage industry and negatively impact public confidence in the foreclosure process, which could lead to legislative or regulatory action. Because MERS often executes legal documents in connection with foreclosure proceedings, it is possible that investigations by governmental authorities and others into deficiencies in foreclosure practices may negatively impact MERS and the MERS System.

Federal or state legislation or regulatory action could prevent us from using the MERS System for mortgages that we own, guarantee, and securitize, or could create additional requirements for the transfer of mortgages that could affect the process for and costs of acquiring, transferring, servicing, and foreclosing on mortgages. Such legislation or regulatory action

73	Freddie Mac

could increase our costs or otherwise adversely affect our business. For example, we could be required to transfer mortgages out of the MERS System. There is also uncertainty regarding the extent to which seller/servicers will choose to use the MERS System in the future.

Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose legal and operational risks for us. We may also face significant reputational risk due to our ties to MERS, as we are a shareholder of MERSCORP and a Freddie Mac officer serves on MERSCORP’s board of directors. In April 2011, federal banking regulators and FHFA entered into a consent order with MERSCORP and MERS, which stated that such regulators had identified a number of deficiencies and unsafe or unsound practices by both entities that present financial, operational, compliance, legal and reputational risk to both entities and to participating members, including Freddie Mac. The regulators required MERSCORP and MERS to take certain corrective actions, including simplifying MERSCORP’s governance structures. Such changes have resulted in our giving up certain governance rights. For example, while Freddie Mac had the right to appoint a Freddie Mac officer to serve on MERS’ board of directors in the past, it is not certain if this will continue. It is unclear what the consequent impact of these changes will be on Freddie Mac’s relationship with and rights with respect to the two entities.

Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results, and cause investors to lose confidence in our reported results.

We face continuing challenges because of deficiencies in our controls. Control deficiencies could result in errors, and lead to inadequate or untimely disclosures, and affect operating results. Control deficiencies could also cause investors to lose confidence in our reported financial results, which may have an adverse effect on the trading price of our securities. For information about our ineffective disclosure controls and one material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and internal control over financial reporting, including: (a) the nature of the conservatorship and our relationship with FHFA; (b) the complexity of, and significant changes in, our business activities and related GAAP requirements; (c) employee and management turnover; (d) internal reorganizations; (e) uncertainty regarding the sustainability of newly established controls; (f) data quality or servicing-related issues; and (g) the uncertain long-term impacts of the recent housing and economic downturn on the results of our models, which are used for financial accounting and reporting purposes. Disruptive levels of employee turnover could negatively impact our internal control environment, including internal control over financial reporting, and ability to issue timely financial statements. We cannot be certain that our efforts to improve and maintain our internal control over financial reporting will ultimately be successful.

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

We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.

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

The severe deterioration of the housing and credit markets beginning in 2008 and, more recently, the extended period of economic weakness and uncertainty have increased the risks associated with our use of models. For example, certain economic events or the implementation of government policies could create increased model uncertainty as models may not fully capture these events, which makes it more difficult to assess model performance and requires a higher degree of

74	Freddie Mac

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

We face the risk that we could fail to implement, operate, or adjust or use our models properly. For example, the assumptions underlying a model could be invalid, or we could apply a model to events or products outside the model’s intended use. We may fail to code a model correctly or we could use incorrect data. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output. While we have processes and controls in place designed to mitigate these risks, there can be no assurances that such processes and controls will be successful. This risk may be elevated to the extent that we have difficulty attracting and retaining employees with the necessary experience and skills.

We have increased our use of third-party models. This may expose us to additional risk, as third-parties typically do not provide us with proprietary information regarding their models. As a result, we may not fully understand the risks associated with the use of such models.

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

We face the risk that the valuations, risk metrics, amortization results, loan loss reserve estimations, and security impairment charges produced by our models may be different from actual results, which could adversely affect our business results, cash flows, fair value of net assets, business prospects, and future financial results. For example, our models may under-predict the losses we will suffer in various aspects of our business. Changes in, or replacements of, any of our models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from those generated by the prior model. The different results could cause a revision of previously reported financial condition or results of operations, depending on when the change to the model, assumption, judgment, or estimate is implemented. Any such changes may also cause difficulties in comparisons of the financial condition or results of operations of prior or future periods.

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

75	Freddie Mac

impact on our consolidated financial statements. For a description of our critical accounting policies, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”

From time to time, the FASB and the SEC change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could result in material adverse effects to our net worth and result in or contribute to the need for additional draws under the Purchase Agreement.

FHFA may require us to change our accounting policies, including to align more closely with those of Fannie Mae. FHFA may also require us and Fannie Mae to have the same independent public accounting firm. Either of these events could significantly increase our expenses and require a substantial time commitment of management. For example, in April 2012, FHFA issued an advisory bulletin that could have an effect on our provision for credit losses in the future. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA Advisory Bulletin.”

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

Most of our key business activities are conducted in our principal offices located in McLean, Virginia and represent a concentrated risk of people, technology, and facilities. Despite the contingency plans and local recovery facilities we have in place, our ability to conduct business would be adversely impacted by a disruption in the infrastructure that supports our business and the geographical area in which we are located. Potential disruptions may include outages or disruptions to electrical, communications, transportation, or other services we use or that are provided to us. If a disruption occurs and our employees are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our customers or counterparties may deteriorate and we may not be able to successfully implement contingency plans that allow us to carry out critical business functions at an acceptable level.

76	Freddie Mac

This geographical concentration also creates exposure to the risk that a catastrophic event, such as a terrorist event or natural disaster, could result in a significant business disruption and an inability to process transactions through normal business operations. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur. Freddie Mac management has determined that current business recovery capabilities would not be effective in the event of a catastrophic regional business event and could result in a significant business disruption and inability to process transactions through normal business processes. While management has developed a remediation plan to address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur.

Management changes and turnover of key staff could increase our operational and control risks and have a material adverse effect on our ability to do business and our results of operations.

Disruptive levels of turnover among both executives and other employees could lead to operational or control failures, affect our ability to execute ongoing business activities, cause delays and disruptions in the implementation of FHFA-directed and other important business initiatives, delay or disrupt critical technology and other projects, and erode our business, modeling, internal audit, risk management, information security, financial reporting, legal, compliance, and other capabilities. Internal reorganizations could have a similar effect. Any such event could add to the risk of operational or control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Operational or control failures could result in material adverse effects on our financial condition and results of operations. For more information, see “MD&A — RISK MANAGEMENT — Operational Risks” and “CONTROLS AND PROCEDURES.”

We may not be able to protect the security of our systems or the confidentiality of our information from cyber attack and other unauthorized access, disclosure, and disruption.

Our operations rely on the secure receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyber attacks. Although Freddie Mac devotes significant resources to maintain and regularly upgrade its systems and processes which are designed to protect the security of its computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to Freddie Mac and its customers, there is no assurance that all of Freddie Mac’s security measures will provide fully effective security. Our computer systems, software, and networks may be vulnerable to cyber attack, unauthorized access, computer viruses or other malicious code, or other attempts to harm our systems or misuse our confidential information. If one or more of such events were to occur, this potentially could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information (including information of our customers or our counterparties), or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, and otherwise harm our business. We could also face regulatory action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured.

We rely on third parties for certain important functions, including some that are critical to financial reporting, our mortgage-related investment activity, and mortgage loan underwriting. Any failures by those vendors could disrupt our business operations.

At times, we outsource certain key functions to external parties, which may include processes related to: (a) functions for trade capture, market risk management analytics, and financial instrument valuation, (b) modeling, (c) custody and recordkeeping for our mortgage-related investments; (d) processing functions for mortgage loan underwriting and servicing; (e) certain services we provide to Treasury in our role as program compliance agent under HAMP; and (f) certain technology infrastructure and operations. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted, or otherwise negatively impacted. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. We may also be exposed to reputational harm, to the extent vendors do not conduct their activities under appropriate ethical standards. Our ability to monitor the activities or performance of vendors may be constrained. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services to us.

77	Freddie Mac

Legal and Regulatory Risks

The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry and could affect us in substantial and unforeseeable ways and have an adverse effect on our business, results of operations, financial condition, liquidity, and net worth. For example, the Dodd-Frank Act and related current and future regulatory changes could affect the value of assets that we hold, require us to change certain of our business practices, impose significant additional costs on us, limit the products we offer, require us to increase our regulatory capital, or make it more difficult for us to retain and recruit executives and other employees. We will also face a more complicated regulatory environment due to the Dodd-Frank Act and related current and future regulatory changes, which will increase compliance costs and could divert management attention or other resources. The Dodd-Frank Act and related current and future regulatory changes also significantly affect many aspects of the financial services industry and may significantly change the business practices of our customers and counterparties; it is possible that any such changes will adversely affect our business and financial results.

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

The long-term impact of the Dodd-Frank Act and related current and future regulatory changes on our business and the financial services industry will depend on a number of factors that are difficult to predict, including our ability to successfully implement any changes to our business, changes in consumer behavior, and our competitors’ and customers’ responses to the Dodd-Frank Act and related current and future regulatory changes.

Examples of aspects of the Dodd-Frank Act that may significantly affect us include the following:

•

The Financial Stability Oversight Council could designate Freddie Mac as a non-bank financial company to be subject to supervision and regulation by the Federal Reserve. If this occurs, the Federal Reserve will have authority to examine Freddie Mac and we may be required to meet more stringent prudential standards than those applicable to other non-bank financial companies. New prudential standards could include requirements related to risk-based capital and leverage, liquidity, single-counterparty credit limits, overall risk management and risk committees, stress tests, and debt-to-equity limits, among other requirements.

•

The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers and potentially originators to retain a portion of the underlying loans’ credit risk. Any such new standards and requirements could modify or remove incentives for financial institutions to sell mortgage loans to us.

•

The Dodd-Frank Act and related current and future regulatory changes could have a negative effect on the volume of mortgage originations, and thus adversely affect the number of mortgages available for us to purchase or guarantee.

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

78	Freddie Mac

process. Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of mortgage interest payments. A number of local governments are considering or may consider using eminent domain to seize mortgage loans and forgive principal on the loans. Such seizures, if they are successful, could result in further losses and write-downs relating to our investment securities and could increase our credit losses.

We are subject to a number of lawsuits challenging our statutory exemption from real estate transfer taxes imposed on the transfer of real property for which we were the grantor or grantee. If we were to become subject to transfer taxes in a large number of states and localities, and if we were required to pay a number of years of past transfer taxes in these states and localities, it would increase our costs going forward and could have an adverse effect on our financial results. For more information, see “NOTE 17: LEGAL CONTINGENCIES — Lawsuits Involving Real Estate Transfer Taxes.”

Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, FHFA required Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities to fund the payroll tax cut that occurred in 2012. If we are found to be out of compliance with this requirement of the Act for two consecutive years, we will be precluded from providing any guarantee for a period to be determined by FHFA, but in no case less than one year.

Legislation or regulatory actions could indirectly adversely affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that constitute a significant part of our customer base or counterparties, or could indirectly affect us to the extent that they modify industry practices. Legislative or regulatory provisions that remove incentives for these entities to sell mortgage loans to us, purchase our securities or enter into derivatives, or other transactions with us could have a material adverse effect on our business results and financial condition.

The Office of the Comptroller of the Currency, the Federal Reserve and the FDIC (collectively, the “Banking Agencies”) are in the process of substantially revising capital requirements applicable to banking organizations. In June 2012, the Banking Agencies jointly released three notices of proposed rulemaking that would revise and replace the Banking Agencies’ current capital rules by implementing the Basel III regulatory reforms as well as certain provisions of the Dodd-Frank Act. In addition, in June 2012, the Banking Agencies jointly announced the finalization of a market risk capital rule applicable to banking organizations with significant trading assets and liabilities. Phase-in of new bank capital requirements is expected to take several years and there is significant uncertainty about how the proposed regulations will be finalized and what effects any new bank capital requirements will have on us. For example, it is possible that any new regulations on the capital treatment of mortgage servicing rights, risk-based capital requirements for credit risk, and liquidity treatment of our debt and guarantee obligations could adversely affect our business results and financial condition.

We may make certain changes to our business in an attempt to meet our housing goals and subgoals.

We may make adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including changes to our underwriting standards and the expanded use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable. If our current efforts to meet the goals and subgoals prove to be insufficient, we may need to take additional steps that could potentially adversely affect our profitability. FHFA has not yet published a final rule with respect to our duty to serve underserved markets. However, it is possible that we could also make changes to our business in the future in response to this duty. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition.

We are involved in legal proceedings and governmental investigations that could result in the payment of substantial damages or otherwise harm our business.

We are a party to various legal actions. In addition, certain of our former directors and officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. The defense of these or any future claims or proceedings could divert management’s attention and resources from the needs of the business. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations, proceedings, or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and

79	Freddie Mac

other expenses. Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements, and judgments related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. We are also cooperating with other investigations. These proceedings could divert management’s attention or other resources. See “LEGAL PROCEEDINGS” and “NOTE 17: LEGAL CONTINGENCIES” for information about our pending legal proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “FMCC.” As of February 15, 2013, there were 650,038,674 shares of our common stock outstanding.

The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

T able 7 — Quarterly Common Stock Information

	High	Low
2012 Quarter Ended
December 31	$0.32	$0.24
September 30	0.33	0.14
June 30	0.33	0.24
March 31	0.42	0.21
2011 Quarter Ended
December 31	$0.27	$0.18
September 30	0.41	0.24
June 30	0.54	0.34
March 31	1.00	0.13

Holders

As of February 15, 2013, we had 2,023 common stockholders of record.

80	Freddie Mac

Dividends and Dividend Restrictions

We did not pay any cash dividends on our common stock during 2012 or 2011.

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to the Conservatorship

As Conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on Freddie Mac’s common stock or on any series of Freddie Mac’s preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends. In addition, FHFA has adopted a regulation prohibiting us from making capital distributions during conservatorship, except as authorized by the director of FHFA.

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

Restrictions Relating to Preferred Stock

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2012. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2012 at the direction of the Conservator, as discussed in “MD&A —

81	Freddie Mac

LIQUIDITY AND CAPITAL RESOURCES — Liquidity – Dividend Obligation on the Senior Preferred Stock” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Dividends Declared During 2012.” We did not declare or pay dividends on any other series of preferred stock outstanding in 2012.

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

No stock options were exercised during the three months ended December 31, 2012, and all remaining restrictions on restricted stock units lapsed during the first quarter of 2012.

See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for more information.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during 2012. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

Transfer Agent and Registrar

Computershare Trust Company, N.A.

P.O. Box 43078

Providence, RI 02940-3078

Telephone: 781-575-2879

http://www.computershare.com/investors

82	Freddie Mac

IT EM 6. SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.

	At or For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$17,611	$18,397	$16,856	$17,073	$6,796
Provision for credit losses	(1,890)	(10,702)	(17,218)	(29,530)	(16,432)
Non-interest income (loss)	(4,083)	(10,878)	(11,588)	(2,732)	(29,175)
Non-interest expense	(2,193)	(2,483)	(2,932)	(7,195)	(5,753)
Net income (loss) attributable to Freddie Mac	10,982	(5,266)	(14,025)	(21,553)	(50,119)
Total comprehensive income (loss) attributable to Freddie Mac	16,039	(1,230)	282	(2,913)	(70,483)
Net loss attributable to common stockholders(2)	(2,074)	(11,764)	(19,774)	(25,658)	(50,795)
Net loss per common share – basic and diluted	(0.64)	(3.63)	(6.09)	(7.89)	(34.60)
Cash dividends per common share	—	—	—	—	0.50
Weighted average common shares outstanding (in thousands) – basic and diluted(3)	3,240,028	3,244,896	3,249,369	3,253,836	1,468,062
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,495,932	$1,564,131	$1,646,172	$—	$—
Total assets	1,989,856	2,147,216	2,261,780	841,784	850,963
Debt securities of consolidated trusts held by third parties	1,419,524	1,471,437	1,528,648	—	—
Other debt	547,518	660,546	713,940	780,604	843,021
All other liabilities	13,987	15,379	19,593	56,808	38,576
Total Freddie Mac stockholders’ equity (deficit)	8,827	(146)	(401)	4,278	(30,731)
Portfolio Balances(4)
Mortgage-related investments portfolio	$557,544	$653,313	$696,874	$755,272	$804,762
Total Freddie Mac mortgage-related securities(5)	1,562,040	1,624,684	1,712,918	1,854,813	1,807,553
Total mortgage portfolio(6)	1,956,276	2,075,394	2,164,859	2,250,539	2,207,476
Non-performing assets(7)	135,677	129,152	125,405	104,984	46,620
Ratios(8)
Return on average assets(9)	0.5%	(0.2)%	(0.6)%	(2.5)%	(6.1)%
Non-performing assets ratio(10)	7.5	6.8	6.4	5.2	2.4
Equity to assets ratio(11)	0.2	—	(0.2)	(1.6)	(0.2)

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements. Effective January 1, 2010, we adopted amendments to the accounting guidance for transfers of financial assets and the consolidation of VIEs. This had a significant impact on our consolidated financial statements. Consequently, certain of the line items in our consolidated financial statements for 2008 and 2009 are not comparable with those of more recent years.
(2)	For a discussion of how the change in the manner in which the senior preferred stock dividend is determined affects net income (loss) attributable to common stockholders beginning in the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share.”
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	See ‘‘Table 35 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.
(6)	See ‘‘Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.
(7)	See ‘‘Table 55 — Non-Performing Assets’’ for a description of our non-performing assets.
(8)	The dividend payout ratio on common stock is not presented because: (a) the amount of cash dividends per common share is zero for all periods presented after 2008; and (b) we reported a net loss attributable to common stockholders in 2008. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value) is less than zero for all periods presented.
(9)	Ratio computed as net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(10)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(11)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

83	Freddie Mac

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with “BUSINESS — Executive Summary” and our consolidated financial statements and related notes.

MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 1.5% during 2012, compared to 2.0% in 2011, according to the Bureau of Economic Analysis. The national unemployment rate was 7.8% in December 2012, compared to 8.5% in December 2011, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 181,000 monthly net new jobs (non-farm) were added to the economy during 2012, which shows evidence of a slow, but steady positive trend for the economy and the labor market.

Table 8 — Mortgage Market Indicators

	Year Ended December 31,
	2012	2011	2010

Home sale units (in thousands)(1)	5,027	4,566	4,513
Home price change(2)	6.4%	(3.7)%	(5.4)%
Single-family originations (in billions)(3)	$1,835	$1,470	$1,630
ARM share(4)	11%	12%	10%
Refinance share(5)	84%	79%	80%
U.S. single-family mortgage debt outstanding (in billions)(6)	$9,926	$10,158	$10,413
U.S. multifamily mortgage debt outstanding (in billions)(6)	$847	$830	$835

(1)	Consists of sales of new and existing homes in the U.S. Source: National Association of Realtors news release dated February 21, 2013 (sales of existing homes) and U.S. Census Bureau news release dated January 25, 2013 (sales of new homes).
(2)	Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family credit guarantee portfolio to obtain a national index. The rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2012 and the percentage change will be subject to revision based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated February 1, 2013.
(4)	ARM share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(6)	Source: Federal Flow of Funds Accounts of the United States dated December 6, 2012. The outstanding amounts for 2012 presented above reflect balances as of September 30, 2012.

Single-Family Housing Market

The single-family housing market showed significant improvement in 2012 despite continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.

Based on data from the National Association of Realtors, sales of existing homes in 2012 were 4.66 million, increasing 9.4% from 4.26 million in 2011. Based on data from the U.S. Census Bureau and HUD, sales of new homes in 2012 were 367,000, increasing 19.9% from 306,000 in 2011. Home prices increased during 2012, with our nationwide index registering approximately a 6.4% increase from December 2011 through December 2012 and a 0.4% increase from September 2012 to December 2012 without seasonal adjustment. The increase in national home prices during 2012 represents the first such full-year increase since 2006. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

The serious delinquency rate of our single-family loans declined during 2012, but remained near historically high levels. The Mortgage Bankers Association reported in its National Delinquency Survey that serious delinquency rates on all single-family loans in the survey declined to 6.8% as of December 31, 2012, down from 7.7% at year-end 2011. Residential loan performance has been generally worse in areas with higher unemployment rates and where declines in property values have been more significant during recent years. In its survey, the Mortgage Bankers Association presents delinquency rates both

84	Freddie Mac

for mortgages it classifies as subprime and for mortgages it classifies as prime conventional. The delinquency rates of subprime mortgages are markedly higher than those of prime conventional loan products in the Mortgage Bankers Association survey; however, the delinquency experience in prime conventional mortgage loans during the last five years has been significantly worse than in any year since the 1930s.

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

Based on the National Delinquency Survey’s data, we estimate that we owned or guaranteed approximately 23% of the outstanding single-family mortgages in the U.S. at December 31, 2012, based on number of loans. At December 31, 2012, we held or guaranteed approximately 353,000 seriously delinquent single-family loans, representing approximately 11% of the seriously delinquent single-family mortgages in the market as of that date. We estimate that loans backing non-GSE securities comprised approximately 8% of the single-family mortgages in the U.S. and represented approximately 26% of the seriously delinquent single-family mortgages at September 30, 2012 (based on the latest information available). As of December 31, 2012, we held non-GSE single-family mortgage-related securities with a UPB of $71.2 billion as investments.

The foreclosure process has lengthened significantly in recent years, due to a number of factors, but particularly in states that require a judicial foreclosure process. A number of legislative and regulatory developments in recent periods have resulted in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. For information on these matters, see “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” and “BUSINESS — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during 2012, although at a slower pace as compared to 2011. As reported by REIS, Inc., the national apartment vacancy rate was 4.5% and 5.2% at the end of 2012 and 2011, respectively, and remained at the lowest levels since 2001. The multifamily sector continued to experience strong investor interest and continued to outperform other commercial real estate sectors. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. We believe positive market fundamentals, such as low vacancy rates and increasing effective rents, as well as optimism about demand for multifamily housing have contributed to improvement in property values in most markets during 2012.

Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could adversely impact the performance of the housing and mortgage markets and the U.S. economy in the near term, including adverse changes in national or international economic conditions and changes in the federal government’s fiscal or monetary policies. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, to affect the performance of the housing and mortgage markets in 2013. Since we expect that economic growth will continue and mortgage interest rates will remain low in 2013, we believe that housing affordability will remain relatively high in 2013 for potential home buyers. We also expect that the volume of home sales will likely increase in 2013, but still remain relatively low compared to historical levels. Important factors that we believe will continue to negatively affect single-family housing demand are the relatively high unemployment rate and relatively low consumer confidence measures. Consumer

85	Freddie Mac

confidence measures, while up from recession lows of 2009, remain below long-term averages and suggest that households will likely continue to be cautious in home buying. We also expect to continue to experience high levels of refinancing activity in the near term, due to the impact of the expanded HARP initiative as well as the historically low interest rates on fixed-rate single-family mortgages. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

While home prices remained at significantly lower levels from their peak in most areas during 2012, declines in the market’s inventory of vacant housing have supported stabilization in home prices in a number of metropolitan areas. However, to the extent a large volume of loans complete the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could have a negative effect on home prices. Our expectation is that national average home prices will experience a modest increase in 2013.

Single-Family

Our charge-offs remained elevated during 2012 and we expect they will remain elevated during 2013. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•

REO disposition severity ratios and losses on short sale transactions to remain high. However, our recovery rates have been positively impacted by recent improvements in home prices and home sales, as well as, to a lesser extent, by recent changes in our process for determining our estimate of market values for properties, which we use to determine the list price for our REO;

•	the amount of non-performing assets and the volume of our loan workouts to remain high;

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines; and

•	continued high rates of rescission and reduced payments for mortgage insurance coverage compared to periods before 2008.

Multifamily

During 2012, we continued to serve as a stable source of liquidity and continued our support of the multifamily market and the nation’s renters, as evidenced by our $28.8 billion of multifamily loan purchases and issuance of other guarantee commitments in 2012, which provided financing for more than 1,600 properties amounting to more than 435,000 apartment units. The majority of these apartments were affordable to low and moderate income families. We expect similar purchase and guarantee volumes for 2013, as demand for multifamily financing is expected to remain strong.

We expect continued strength in the multifamily market during 2013. As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in 2013. We believe that the supply of multifamily housing will remain relatively low in the near term and that new construction, while increasing, will continue to be constrained by the availability of financing and rising construction costs.

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

86	Freddie Mac

Table 9 — Summary Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net interest income	$17,611	$18,397	$16,856
Provision for credit losses	(1,890)	(10,702)	(17,218)

Net interest income (loss) after provision for credit losses	15,721	7,695	(362)

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(58)	(219)	(164)
Gains (losses) on retirement of other debt	(77)	44	(219)
Gains (losses) on debt recorded at fair value	16	91	580
Derivative gains (losses)	(2,448)	(9,752)	(8,085)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(1,236)	(2,101)	(1,778)
Portion of other-than-temporary impairment recognized in AOCI	(932)	(200)	(2,530)

Net impairment of available-for-sale securities recognized in earnings	(2,168)	(2,301)	(4,308)
Other gains (losses) on investment securities recognized in earnings	(1,522)	(896)	(1,252)
Other income	2,174	2,155	1,860

Total non-interest income (loss)	(4,083)	(10,878)	(11,588)

Non-interest expense:
Administrative expenses	(1,561)	(1,506)	(1,597)
REO operations expense	(59)	(585)	(673)
Other expenses	(573)	(392)	(662)

Total non-interest expense	(2,193)	(2,483)	(2,932)

Income (loss) before income tax benefit	9,445	(5,666)	(14,882)
Income tax benefit	1,537	400	856

Net income (loss)	10,982	(5,266)	(14,026)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	4,769	3,465	13,621
Changes in unrealized gains (losses) related to cash flow hedge relationships	414	509	673
Changes in defined benefit plans	(126)	62	13

Total other comprehensive income (loss), net of taxes and reclassification adjustments	5,057	4,036	14,307

Comprehensive income (loss)	$16,039	$(1,230)	$281

Less: Comprehensive loss attributable to noncontrolling interest	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$16,039	$(1,230)	$282

Net Interest Income

The table below summarizes our net interest income and net interest yield and provides an attribution of changes in annual results to changes in interest rates or changes in volumes of our interest-earning assets and interest-bearing liabilities. Average balance sheet information is presented because we believe end-of-period balances are not representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance was calculated for the period. When daily average balance information was not available, a simple monthly average balance was calculated.

87	Freddie Mac

Table 10 — Net Interest Income/Yield, Average Balance, and Rate/Volume Analysis

	Year Ended December 31,
	2012			2011			2010
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$35,476	$20	0.06%	$45,381	$34	0.07%	$48,803	$77	0.16%
Federal funds sold and securities purchased under agreements to resell	38,944	66	0.17	27,557	33	0.12	46,739	79	0.17
Mortgage-related securities:
Mortgage-related securities(3)	357,197	15,853	4.44	442,284	20,357	4.60	526,748	25,366	4.82
Extinguishment of PCs held by Freddie Mac	(119,181)	(5,328)	(4.47)	(162,600)	(7,665)	(4.71)	(213,411)	(11,182)	(5.24)

Total mortgage-related securities, net	238,016	10,525	4.42	279,684	12,692	4.54	313,337	14,184	4.53

Non-mortgage-related securities(3)	23,763	58	0.25	24,587	99	0.40	27,995	191	0.68
Mortgage loans held by consolidated trusts(4)(5)	1,529,213	65,089	4.26	1,627,956	77,158	4.74	1,722,387	86,698	5.03
Unsecuritized mortgage loans(4)(6)	237,942	8,960	3.77	244,134	9,124	3.74	206,116	8,727	4.23

Total interest-earning assets	$2,103,354	$84,718	4.03	$2,249,299	$99,140	4.41	$2,365,377	$109,956	4.65

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,552,207	$(61,437)	(3.96)	$1,643,939	$(74,784)	(4.55)	$1,738,330	$(86,398)	(4.97)
Extinguishment of PCs held by Freddie Mac	(119,181)	5,328	4.47	(162,600)	7,665	4.71	(213,411)	11,182	5.24

Total debt securities of consolidated trusts held by third parties	1,433,026	(56,109)	(3.92)	1,481,339	(67,119)	(4.53)	1,524,919	(75,216)	(4.93)
Other debt:
Short-term debt	129,504	(176)	(0.14)	186,304	(331)	(0.18)	219,654	(552)	(0.25)
Long-term debt(7)	463,308	(10,217)	(2.21)	503,842	(12,538)	(2.49)	543,306	(16,363)	(3.01)

Total other debt	592,812	(10,393)	(1.75)	690,146	(12,869)	(1.86)	762,960	(16,915)	(2.22)

Total interest-bearing liabilities	2,025,838	(66,502)	(3.28)	2,171,485	(79,988)	(3.68)	2,287,879	(92,131)	(4.03)
Expense related to derivatives(8)	—	(605)	(0.03)	—	(755)	(0.04)	—	(969)	(0.04)
Impact of net non-interest-bearing funding	77,516	—	0.12	77,814	—	0.13	77,498	—	0.13

Total funding of interest-earning assets	$2,103,354	$(67,107)	(3.19)	$2,249,299	$(80,743)	(3.59)	$2,365,377	$(93,100)	(3.94)

Net interest income/yield		$17,611	0.84		$18,397	0.82		$16,856	0.71

	2012 vs. 2011 Variance Due to			2011 vs. 2010 Variance Due to
	Rate(9)	Volume(9)	Total Change	Rate(9)	Volume(9)	Total Change
	(in millions)
Interest-earning assets:
Cash and cash equivalents	$(2)	$(12)	$(14)	$(33)	$(10)	$(43)
Federal funds sold and securities purchased under agreements to resell	16	17	33	(19)	(27)	(46)
Mortgage-related securities:
Mortgage-related securities (3)	(706)	(3,798)	(4,504)	(1,082)	(3,927)	(5,009)
Extinguishment of PCs held by Freddie Mac	379	1,958	2,337	1,042	2,475	3,517

Total mortgage-related securities, net	(327)	(1,840)	(2,167)	(40)	(1,452)	(1,492)

Non-mortgage-related securities(3)	(38)	(3)	(41)	(71)	(21)	(92)
Mortgage loans held by consolidated trusts(4)(5)	(7,566)	(4,503)	(12,069)	(4,921)	(4,619)	(9,540)
Unsecuritized mortgage loans (4)(6)	69	(233)	(164)	(1,097)	1,494	397

Total interest-earning assets	$(7,848)	$(6,574)	$(14,422)	$(6,181)	$(4,635)	$(10,816)

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$9,337	$4,010	$13,347	$7,077	$4,537	$11,614
Extinguishment of PCs held by Freddie Mac	(379)	(1,958)	(2,337)	(1,042)	(2,475)	(3,517)

Total debt securities of consolidated trusts held by third parties	8,958	2,052	11,010	6,035	2,062	8,097

Other debt:
Short-term debt	67	88	155	145	76	221
Long-term debt(7)	1,360	961	2,321	2,697	1,128	3,825

Total other debt	1,427	1,049	2,476	2,842	1,204	4,046

Total interest-bearing liabilities	10,385	3,101	13,486	8,877	3,266	12,143
Expense related to derivatives(8)	150	—	150	214	—	214

Total funding of interest-earning assets	$10,535	$3,101	$13,636	$9,091	$3,266	$12,357

Net interest income	$2,687	$(3,473)	$(786)	$2,910	$(1,369)	$1,541

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Loan fees, primarily consisting of delivery fees, included in interest income for mortgage loans held by consolidated trusts were $929 million, $405 million, and $127 million for 2012, 2011, and 2010, respectively.
(6)	Loan fees, primarily consisting of delivery fees and multifamily prepayment fees, included in unsecuritized mortgage loan interest income were $446 million, $223 million, and $130 million for 2012, 2011, and 2010, respectively.
(7)	Includes current portion of long-term debt.
(8)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.
(9)	Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

88	Freddie Mac

The table below summarizes components of our net interest income.

Table 11 — Net Interest Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Contractual amounts of net interest income(1)	$16,162	$18,448	$17,743
Amortization income (expense), net:(2)
Accretion of impairments on available-for-sale securities(3)	214	115	392
Asset-related amortization income (expense), net:
Mortgage loans held by consolidated trusts	(4,536)	(1,942)	(712)
Unsecuritized mortgage loans	156	182	311
Mortgage-related securities	(59)	(239)	(272)
Other assets	(281)	(122)	(23)

Asset-related amortization expense, net	(4,720)	(2,121)	(696)
Debt-related amortization income (expense), net:
Debt securities of consolidated trusts	7,112	3,383	1,152
Other long-term debt securities	(552)	(673)	(766)

Debt-related amortization income, net	6,560	2,710	386

Total amortization income, net	2,054	704	82
Expense related to derivatives(4)	(605)	(755)	(969)

Net interest income	$17,611	$18,397	$16,856

(1)	Includes the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.
(2)	Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments, and the reclassification of previously deferred balances from AOCI for certain derivatives in closed cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.
(3)	The portion of the impairment charges recognized in earnings where we expect a significant improvement in cash flows is recognized as net interest income.
(4)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $786 million to $17.6 billion for 2012 compared to $18.4 billion for 2011. The decrease in net interest income was primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations. Net interest yield increased by two basis points to 84 basis points for 2012 compared to 82 basis points for 2011. The increase in net interest yield was primarily due to the benefit of lower funding costs from the replacement of debt at lower rates, partially offset by the negative impact of the reduction in the higher-yielding mortgage-related assets.

Net interest income and net interest yield increased $1.5 billion and 11 basis points, respectively, during 2011, compared to 2010. The primary driver of the increases was lower funding costs from the replacement of debt at lower rates, partially offset by the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations.

We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $3.1 billion, $4.0 billion and $4.7 billion during 2012, 2011, and 2010, respectively. These amounts have declined since 2010 primarily because of the reduction in the volume of non-performing loans on non-accrual status.

During 2012, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

The objectives set for us under our charter and conservatorship, restrictions in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our net interest income. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the portfolio reaches $250 billion. This decline in asset balances will cause a reduction in our interest income over time. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.” However, we had two across-the-board increases in guarantee fees during 2012, which increased our net interest income in 2012 and will positively affect it in the future. For additional information on these increases in guarantee fees, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment.”

89	Freddie Mac

Provision for Credit Losses

We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of incurred losses for previously impaired loans.

Our provision for credit losses declined to $1.9 billion in 2012 compared to $10.7 billion in 2011. The significant reduction in provision for credit losses in 2012 primarily reflects declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit loss on the loans that do default. The provision for credit losses declined to $10.7 billion in 2011 compared to $17.2 billion in 2010, and reflected a decline in the rate at which single-family loans were expected to transition into serious delinquency or were expected to be modified, but was partially offset by our lower expectations for mortgage insurance recoveries, reflecting the further deterioration in the financial condition of certain counterparties.

During 2012, our charge-offs, net of recoveries for single-family loans, exceeded the amount of our provision for credit losses. Our charges-offs in 2012 remained elevated, but reflect continued suppression of loan and collateral resolution activity due to the length of the foreclosure process. We believe the level of our charge-offs will continue to remain elevated for 2013.

The total number of single-family seriously delinquent loans declined approximately 15% and 10% during 2012 and 2011, respectively. However, our serious delinquency rates remain high compared to the rates we experienced in years prior to 2009. We also continued to experience a high volume of completed loan modifications classified as TDRs during 2012. As of December 31, 2012 and 2011, the UPB of our single-family non-performing loans was $128.6 billion and $120.5 billion, respectively. These amounts include $65.8 billion and $44.4 billion, respectively, of single-family TDRs that are less than three months past due. However, modified loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of the payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, our loan loss reserves balance, and our non-performing assets.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $75.2 billion, and have recorded an additional $3.9 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of December 31, 2012, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors. These factors include: (a) the actual level of mortgage defaults; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of troubled borrowers to obtain modifications, including legislative changes to bankruptcy laws; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases.

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $123 million and $196 million for 2012 and 2011, respectively, compared to a provision for credit losses of $99 million in 2010. Our loan loss reserves associated with our multifamily mortgage portfolio were $382 million, $545 million, and $828 million as of December 31, 2012, 2011, and 2010, respectively. The decline in loan loss reserves for multifamily loans in 2012 and 2011 was primarily driven by an improvement in the expected performance of the underlying loans.

90	Freddie Mac

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. For the years ended December 31, 2012 and 2011, we extinguished debt securities of consolidated trusts with a UPB of $13.5 billion and $75.4 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The decrease in purchases of single-family PCs in 2012 was due to a decrease in the volume of dollar roll transactions to support the market and pricing of our single-family PCs. Losses on extinguishment of these debt securities of consolidated trusts were $58 million and $219 million for the years ended December 31, 2012 and 2011, respectively. The losses during 2012 and 2011 were primarily due to the repurchase of our debt securities of consolidated trusts at higher net purchase premiums driven by a decline in interest rates during the periods. See “Table 25 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

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

Gains (losses) on retirement of other debt were $(77) million, $44 million, and $(219) million during the years ended December 31, 2012, 2011, and 2010, respectively. We recognized losses on the retirement of other debt during 2012 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. We recognized gains on the retirement of other debt during 2011 primarily due to the repurchase of other debt securities at less than par. We recognized losses on the retirement of other debt during 2010 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During 2012, 2011, and 2010, we recognized gains on debt recorded at fair value of $16 million, $91 million, and $580 million, respectively, primarily due to a combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 10: DERIVATIVES — Table 10.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At December 31, 2012, 2011, and 2010, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

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

91	Freddie Mac

Table 12 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest-rate swaps	$(204)	$(10,367)	$(7,679)
Option-based derivatives(1)	1,250	7,176	4,843
Other derivatives(2)	308	(1,529)	(755)
Accrual of periodic settlements(3)	(3,802)	(5,032)	(4,494)

Total	$(2,448)	$(9,752)	$(8,085)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

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

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest-rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption with the same maturity as the non-callable debt is the substantive economic equivalent of callable debt. For more information about these and other uses of derivatives, see “NOTE 10: DERIVATIVES.”

During 2012, we recognized losses on derivatives of $2.4 billion, primarily due to losses related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments. We recognized fair value losses on our pay-fixed swaps, which were offset by: (a) fair value gains on our receive-fixed swaps; and (b) fair value gains on our option-based derivatives resulting from gains on our purchased call swaptions due to a decrease in interest rates. In 2012, the effect of the decline in interest rates and a steepening of the yield curve was coupled with a change in the mix of our derivative portfolio, whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates, and increased our issuances of debt with longer-term maturities.

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

92	Freddie Mac

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

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $2.2 billion, $2.3 billion and $4.3 billion during 2012, 2011, and 2010, respectively. The decrease in net impairments recognized in earnings during 2012 compared to 2011 was driven by improvements in forecasted home prices over the expected life of our available-for-sale securities and lower interest rates resulting in a benefit from expected structural credit enhancements on the securities. These improvements were offset by the impact of our implementation, in the fourth quarter of 2012, of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities. For information concerning the estimated impact this enhancement would have had on our net income, as of the beginning of the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Estimate — Other-Than-Temporary Impairments of Single-Family Non-Agency Mortgage-Related Securities.” The decrease in net impairments recognized in earnings during 2011 compared to 2010 was primarily due to the impact of lower interest rates in 2011. The impact of lower interest rates during 2011 was partially offset by the impact of declines in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consist of gains (losses) on trading securities. Trading securities mainly include Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2012. Gains (losses) on trading securities do not include the interest earned on these assets, which is recorded as part of net interest income.

Our trading securities are managed in the overall context of our interest-rate risk management strategy and framework. However, the impacts of changes in fair value of related derivatives and other debt are not recognized in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For information about our interest-rate risk management strategy and framework, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.”

We recognized $(1.7) billion, $(1.0) billion, and $(1.3) billion related to losses on trading securities during 2012, 2011, and 2010, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity. These losses were partially offset by the increase in the fair value of our trading securities as a result of the decline in interest rates during 2012 and 2011. The increased losses in 2012 compared to 2011 resulted from lower interest rate-related gains in 2012 as interest rates declined less in 2012 compared to 2011.

Other Income

Other income includes items associated with our guarantee activities on non-consolidated trusts, including management and guarantee income, gains (losses) on guarantee asset, income on guarantee obligation, gains (losses) on sale of mortgage loans, and recoveries on loans impaired upon purchase. The table below summarizes the significant components of other income.

93	Freddie Mac

Table 13 — Other Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Other income:
Gains (losses) on sale of mortgage loans	$275	$411	$267
Gains (losses) on mortgage loans recorded at fair value	735	418	(249)
Recoveries on loans impaired upon purchase	380	473	806
Guarantee-related income, net(1)	343	245	217
All other	441	608	819

Total other income	$2,174	$2,155	$1,860

(1)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

Gains (Losses) on Sale of Mortgage Loans

In 2012, 2011, and 2010, we recognized $275 million, $411 million, and $267 million, respectively, of gains on sale of mortgage loans with associated UPB of $21.2 billion, $13.7 billion, and $6.6 billion, respectively. All such amounts relate to our securitizations of multifamily loans on our consolidated balance sheets, which we elected to carry at fair value. We recognized lower gains on sale of mortgage loans in 2012, compared to 2011, as a significant portion of the improved fair value of the loans was recognized within gains (losses) on mortgage loans recorded at fair value during periods prior to the loans’ securitization. We recognized higher gains on sale of mortgage loans in 2011, compared to 2010, primarily due to a higher volume of securitizations during 2011.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

In 2012, 2011, and 2010, we recognized $735 million, $418 million, and $(249) million, respectively, of gains (losses) on mortgage loans recorded at fair value. These amounts relate to multifamily loans which we had elected to carry at fair value and were designated for securitization. We recognize changes in fair value of these loans as gains (losses) on mortgage loans recorded at fair value while we hold them on our consolidated balance sheets. In the period we sell these multifamily loans (e.g., through securitization), we recognize a gain or loss on sale of mortgage loans based on proceeds of the sale. Together, these amounts represent the holding period gains or losses associated with the loans. Favorable market spread movements, declines in interest rates, and higher balances of multifamily loans on our consolidated balance sheets during both 2012 and 2011, resulted in higher gains in those years compared to the respective prior year.

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses associated with purchases of delinquent loans from our PCs in conjunction with our guarantee activities. Recoveries generally occur when a loan that was impaired upon purchase is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than three months past due, the recovery amounts are recognized as interest income over time as periodic payments are received.

In 2012, 2011, and 2010, we recognized recoveries on loans impaired upon purchase of $380 million, $473 million, and $806 million, respectively. Our recoveries on loans impaired upon purchase declined in both 2012 and 2011, compared to the prior year, due to a lower volume of foreclosure transfers and payoffs associated with loans impaired upon purchase.

Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Other Guarantee Transactions due to adoption of the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. Beginning in 2010, our recoveries principally relate to impaired loans purchased prior to January 1, 2010, due to the change in accounting guidance effective on that date. Consequently, our recoveries on loans impaired upon purchase will generally continue to decline over time.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, and other miscellaneous income. All other income decreased to $441 million in 2012, compared to $608

94	Freddie Mac

million in 2011 and $819 million in 2010. The decline in 2012, compared to 2011, was primarily due to: (a) income recognized in 2011 related to proceeds received from an agreement with Bank of America with respect to repurchase obligations; and (b) income recognized in 2011 related to a settlement with Taylor, Bean & Whitaker (TBW), one of our former seller/servicers. The decline in 2011, compared to 2010, was primarily due to: (a) gains recognized in 2010 due to the recognition of income related to mortgage-servicing rights associated with TBW, and (b) the negative impact in 2011 of the correction of certain prior period accounting errors not material to our financial statements. The largest correction in 2011 related to an error associated with the accrual of interest income for certain impaired mortgage-related securities during 2010 and 2009.

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 14 — Non-Interest Expense

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Administrative expenses:
Salaries and employee benefits	$810	$832	$895
Professional services	361	270	297
Occupancy expense	57	62	64
Other administrative expense	333	342	341

Total administrative expenses	1,561	1,506	1,597
REO operations expense	59	585	673
Other expenses	573	392	662

Total non-interest expense	$2,193	$2,483	$2,932

Administrative Expenses

Administrative expenses increased during 2012 compared to 2011 due to an increase in professional services expense. Professional services expense increased as a result of initiatives we are pursuing under the Conservatorship Scorecard and other FHFA-mandated strategic initiatives.

Administrative expenses decreased in 2011 compared to 2010, largely due to a reduction in the number of employees as part of cost reduction measures.

We believe the various FHFA-mandated strategic initiatives we are pursuing will likely continue to require significant resources and thus continue to affect our level of administrative expenses going forward.

REO Operations Expense

The table below presents the components of our REO operations expense, and information about REO inventory and REO dispositions.

95	Freddie Mac

Table 15 — REO Operations Expense, REO Inventory, and REO Dispositions

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
REO operations expense:
Single-family:
REO property expenses(1)	$1,203	$1,205	$1,163
Disposition (gains) losses, net(2)	(682)	179	102
Change in holding period allowance, dispositions	(108)	(456)	(286)
Change in holding period allowance, inventory(3)	(9)	302	497
Recoveries(4)	(342)	(634)	(800)

Total single-family REO operations expense	62	596	676
Multifamily REO operations (income) expense	(3)	(11)	(3)

Total REO operations expense	$59	$585	$673

REO inventory (in properties), at December 31:
Single-family	49,071	60,535	72,079
Multifamily	6	20	14

Total	49,077	60,555	72,093

REO property dispositions (in properties):
Single-family	94,276	110,175	101,206
Multifamily	20	19	9

Total	94,296	110,194	101,215

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations expense was $59 million in 2012, as compared to $585 million in 2011 and $673 million in 2010. The decline in REO operations expense in 2012, compared to 2011, was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties, partially offset by lower recoveries on REO properties during 2012 . Recoveries on REO properties were lower in 2012, compared to 2011, primarily due to reduced recoveries from mortgage insurers and a decline in reimbursements of losses from seller/servicers associated with repurchase requests. The decline in REO operations expense in 2011, compared to 2010, was primarily due to the impact of a less significant decline in home prices in certain geographical areas with significant REO activity resulting in lower write-downs of single-family REO inventory during 2011, partially offset by lower recoveries on REO properties during 2011.

We believe the volume of our single-family REO acquisitions in recent years was less than it otherwise would have been due to several factors, including the length of the foreclosure process and increased volume of foreclosure alternatives. Lower acquisitions, coupled with high disposition levels, led to lower REO property inventory levels in both 2012 and 2011, compared to the respective prior year. We expect that the length of the foreclosure process will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other Expenses

Other expenses were $573 million, $392 million, and $662 million in 2012, 2011, and 2010, respectively. Other expenses include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses in 2012 also included $108 million related to amounts paid and due to Treasury for the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012.

Other expenses were higher in 2012 compared to 2011, primarily due to the expense related to the legislated 10 basis point increase in guarantee fees and expenses recorded in 2012 to establish reserves related to pending litigation. Other expenses were lower in 2011 compared to 2010, primarily due to lower expenses associated with transfers and terminations of mortgage servicing, primarily related to TBW, partially offset by higher servicer incentive fees associated with HAMP during 2011.

96	Freddie Mac

Income Tax Benefit

For 2012, 2011, and 2010, we reported an income tax benefit of $1.5 billion, $0.4 billion, and $0.9 billion, respectively. We have had ongoing discussions with the IRS regarding litigation related to various uncertain tax positions, and based on the favorable resolution of the matters in dispute, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012. See “NOTE 12: INCOME TAXES — Unrecognized Tax Benefits — IRS Examinations and Litigation” for additional information.

Comprehensive Income (Loss)

Our comprehensive income (loss) was $16.0 billion, $(1.2) billion, and $0.3 billion for the years ended December 31, 2012, 2011, and 2010, respectively, consisting of: (a) $11.0 billion, $(5.3) billion, and $(14.0) billion of net income (loss), respectively; and (b) $5.1 billion, $4.0 billion, and $14.3 billion of total other comprehensive income, respectively, primarily related to a reduction in net unrealized losses related to our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment investment securities, primarily CMBS, and held-for-sale loans that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

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

The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase held-for-sale multifamily loans for aggregation and then securitization through multifamily K Certificates, which are considered Other Guarantee Transactions. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of our investment securities and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.

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

97	Freddie Mac

The All Other category consists of material corporate level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. The All Other category also includes the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward and tax settlements, as applicable. Segment Earnings for the All Other category was $788 million, $49 million, and $15 million for 2012, 2011, and 2010, respectively. Segment Earnings for the All Other category for 2012 primarily reflects the results of the ongoing discussions with the IRS regarding litigation related to various uncertain tax positions. Based on the favorable resolution of the matters in dispute, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012. For more information regarding the discussions with the IRS, see “NOTE 12: INCOME TAXES — Unrecognized Tax Benefits — IRS Examinations and Litigation.”

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

See “BUSINESS — Our Business Segments” for further information regarding our segments, including the descriptions and activities of our segments, and “NOTE 13: SEGMENT REPORTING” for further information regarding the reclassifications and allocations used to present Segment Earnings.

98	Freddie Mac

The table below provides information about our various segment mortgage and credit risk portfolios at December 31, 2012 and December 31, 2011. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	December 31, 2012	December 31, 2011
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$91,411	$109,190
Freddie Mac mortgage-related securities	184,381	220,659
Non-agency mortgage-related securities	76,457	86,526
Non-Freddie Mac agency securities	23,675	32,898

Total Investments — Mortgage investments portfolio	375,924	449,273

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	53,333	62,469
Single-family Freddie Mac mortgage-related securities held by us	184,381	220,659
Single-family Freddie Mac mortgage-related securities held by third parties	1,335,393	1,378,881
Single-family other guarantee commitments(5)	13,798	11,120

Total Single-family Guarantee — Managed loan portfolio	1,586,905	1,673,129

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,382	3,008
Multifamily Freddie Mac mortgage related securities held by third parties	39,884	22,136
Multifamily other guarantee commitments(5)	9,657	9,944

Total Multifamily — Guarantee portfolio	51,923	35,088

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	51,718	59,260
Multifamily loan portfolio	76,569	82,311

Total Multifamily — Mortgage investments portfolio	128,287	141,571

Total Multifamily portfolio	180,210	176,659

Less: Freddie Mac single-family and certain multifamily securities(6)	(186,763)	(223,667)

Total mortgage portfolio	$1,956,276	$2,075,394

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,621,774	$1,733,215
Non-consolidated Freddie Mac mortgage-related securities	8,897	10,735
Other guarantee commitments(5)	13,798	11,120
Less: HFA-related guarantees(8)	(6,270)	(8,637)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(654)	(779)

Total single-family credit guarantee portfolio	$1,637,545	$1,745,654

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$77,017	$82,311
Non-consolidated Freddie Mac mortgage-related securities	41,819	25,144
Other guarantee commitments(5)	9,657	9,944
Less: HFA-related guarantees(8)	(1,112)	(1,331)

Total multifamily mortgage portfolio	$127,381	$116,068

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. The Single-family Guarantee segment earns management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which is typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

99	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 17 — Segment Earnings and Key Metrics — Investments(1)

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Segment Earnings:
Net interest income	$6,110	$7,339	$6,192
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(1,831)	(1,833)	(3,819)
Derivative gains (losses)	1,970	(3,597)	(1,859)
Gains (losses) on trading securities	(1,755)	(993)	(1,386)
Gains (losses) on sale of mortgage loans	6	28	(76)
Gains (losses) on mortgage loans recorded at fair value	297	501	34
Other non-interest income (loss)	2,357	1,266	1,023

Total non-interest income (loss)	1,044	(4,628)	(6,083)

Non-interest expense:
Administrative expenses	(430)	(398)	(455)
Other non-interest expense	(1)	(2)	(18)

Total non-interest expense	(431)	(400)	(473)

Segment adjustments(2)	799	661	1,358

Segment Earnings before income tax benefit	7,522	2,972	994
Income tax benefit	690	394	259

Segment Earnings, net of taxes, including noncontrolling interest	8,212	3,366	1,253
Less: Net income — noncontrolling interest	—	—	(2)

Segment Earnings attributable to Freddie Mac	8,212	3,366	1,251
Total other comprehensive income, net of taxes	3,185	3,107	10,226

Total comprehensive income attributable to Freddie Mac	$11,397	$6,473	$11,477

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$308,698	$386,115	$465,048
Non-mortgage-related investments(6)	98,176	97,519	123,537
Single-family unsecuritized loans(7)	97,951	94,894	59,028

Total average balances of interest-earning assets	$504,825	$578,528	$647,613

Return:
Net interest yield — Segment Earnings basis	1.21%	1.27%	0.96%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings.”
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

2012 vs. 2011

Segment Earnings for our Investments segment increased by $4.8 billion to $8.2 billion in 2012, compared to $3.4 billion in 2011, primarily due to derivative gains during 2012 versus derivative losses during 2011. Comprehensive income for our Investments segment increased by $4.9 billion to $11.4 billion in 2012, compared to $6.5 billion in 2011, primarily due to higher Segment Earnings. Other comprehensive income was relatively unchanged in 2012 compared to 2011, as higher gains on our non-agency mortgage-related securities were largely offset by the impact of a smaller decline in interest rates and less spread tightening on our agency securities.

During 2012, the UPB of the Investments segment mortgage investments portfolio decreased by 16%. We held $208.1 billion and $253.6 billion of agency securities, $76.5 billion and $86.5 billion of non-agency mortgage-related securities, and $91.4 billion and $109.2 billion of single-family unsecuritized mortgage loans at December 31, 2012 and 2011, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of non-agency mortgage-related

100	Freddie Mac

securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.

Segment Earnings net interest income decreased $1.2 billion, and Segment Earnings net interest yield decreased six basis points during 2012, compared to 2011. The primary driver of the decreases was the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs primarily due to the replacement of debt at lower rates.

Segment Earnings non-interest income (loss) was $1.0 billion in 2012, compared to $(4.6) billion in 2011. This improvement was primarily due to derivative gains during 2012 versus derivative losses during 2011 and an increase in other non-interest income, partially offset by an increase in losses on trading securities.

Impairments recorded in our Investments segment were $1.8 billion during both 2012 and 2011. In the fourth quarter of 2012 we implemented the use of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities. Absent the adverse impact from the implementation of the third-party model, our 2012 impairments were otherwise positively impacted by improvements in forecasted home prices over the expected life of the available-for-sale securities and lower interest rates, resulting in a benefit from expected structural credit enhancements on the securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information on our impairments.

We recorded gains (losses) on trading securities of $(1.8) billion during 2012 compared to $(1.0) billion during 2011. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity. These losses were partially offset by the increase in the fair value of our trading securities as a result of the decline in interest rates during 2012 and 2011. The increased losses in 2012 compared to 2011 resulted from lower interest rate-related gains in 2012 as interest rates declined less in 2012 compared to 2011.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. We recorded derivative gains (losses) for this segment of $2.0 billion during 2012 compared to $(3.6) billion during 2011. This improvement was primarily due to the impact of a smaller decline in interest rates coupled with a yield curve steepening in 2012 compared to 2011. In addition, a change in the mix of our derivatives portfolio, whereby we increased our holdings of receive-fixed swaps relative to pay-fixed swaps as we rebalanced our portfolio during a period of steadily declining interest rates in 2012, contributed to the gain. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Other non-interest income (loss) for this segment was $2.4 billion during 2012 compared to $1.3 billion during 2011. The improvement in other non-interest income was primarily due to an increase in amortization income related to premiums on debt securities of consolidated trusts held by third parties. This amortization income increased due to additional prepayments on the debt securities of consolidated trusts held by third parties due in part to the low interest rate environment and an increase in basis adjustments. Basis adjustments related to these debt securities of consolidated trusts held by third parties are generated through the securitization and sale of retained mortgage loans or sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio.

Our Investments segment’s total other comprehensive income was relatively unchanged at $3.2 billion during 2012 compared to $3.1 billion during 2011, as higher gains on our non-agency mortgage-related securities were largely offset by the impact of a smaller decline in interest rates and less spread tightening on our agency securities. Changes in fair value of the Multifamily segment investment securities, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.

101	Freddie Mac

2011 vs. 2010

Segment Earnings for our Investments segment increased by $2.1 billion to $3.4 billion in 2011, compared to $1.3 billion in 2010, primarily due to an increase in net interest income and a decrease in net impairments recognized in earnings, partially offset by larger derivative losses. Comprehensive income for our Investments segment decreased by $5.0 billion to $6.5 billion in 2011, compared to $11.5 billion in 2010, primarily due to a smaller improvement in net unrealized losses on our available-for-sale securities.

During 2011, the UPB of the Investments segment mortgage investments portfolio decreased by 6.7%. We held $253.6 billion of agency securities and $86.5 billion of non-agency mortgage-related securities as of December 31, 2011, compared to $302.9 billion of agency securities and $99.6 billion of non-agency mortgage-related securities as of December 31, 2010. The decline in UPB of agency securities is due mainly to liquidations, including prepayments and selected sales. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities.

Segment Earnings net interest income increased $1.1 billion, and Segment Earnings net interest yield increased 31 basis points during 2011, compared to 2010. The primary driver was lower funding costs, primarily due to the replacement of debt at lower rates. These lower funding costs were partially offset by the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations.

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

Our Investments segment’s total other comprehensive income declined to $3.1 billion in 2011 compared to $10.2 billion in 2010, primarily due to lower gains on non-agency mortgage-related securities as spreads widened more in 2011 compared to 2010.

For a discussion of items that have affected our Investments segment net interest income over time, and will likely continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

102	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 18 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Year Ended December 31,
	2012	2011	2010
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$(147)	$(23)	$72
Provision for credit losses	(3,168)	(12,294)	(18,785)
Non-interest income:
Management and guarantee income	4,389	3,647	3,635
Other non-interest income	931	1,216	1,351

Total non-interest income	5,320	4,863	4,986

Non-interest expense:
Administrative expenses	(890)	(888)	(930)
REO operations expense	(62)	(596)	(676)
Other non-interest expense	(393)	(321)	(578)

Total non-interest expense	(1,345)	(1,805)	(2,184)

Segment adjustments(2)	(832)	(699)	(953)

Segment Earnings (loss) before income tax (expense) benefit	(172)	(9,958)	(16,864)
Income tax (expense) benefit	8	(42)	608

Segment Earnings (loss), net of taxes	(164)	(10,000)	(16,256)
Total other comprehensive income (loss), net of taxes	(63)	30	6

Total comprehensive income (loss) attributable to Freddie Mac	$(227)	$(9,970)	$(16,250)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,692	$1,801	$1,861
Issuance — Single-family credit guarantees(3)	$446	$305	$385
Fixed-rate products — Percentage of purchases(4)	96%	92%	95%
Liquidation rate — Single-family credit guarantees(5)	33%	24%	29%
Management and Guarantee Fee Rate (in bps):
Contractual management and guarantee fees(6)	14.7	13.7	13.5
Amortization of delivery fees(7)	11.2	6.5	6.0

Segment Earnings management and guarantee income	25.9	20.2	19.5

Credit:
Serious delinquency rate, at end of period	3.25%	3.58%	3.84%
REO inventory, at end of period (number of properties)	49,071	60,535	72,079
Single-family credit losses, in bps(8)	68.3	72.0	75.8
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(9)	$9,926	$10,158	$10,413
30-year fixed mortgage rate(10)	3.4%	4.0%	4.9%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings.”
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Results for the 2012 periods include the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012.
(7)	Beginning in the fourth quarter of 2012, includes the amortization of buy-down fees.
(8)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(9)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated December 6, 2012. The outstanding amount for December 31, 2012 reflects the balance as of September 30, 2012.
(10)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $(0.2) billion in 2012 compared to $(10.0) billion in 2011 and $(16.3) billion in 2010. Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income, offset by the provision for credit losses. The improvement in both 2012 and 2011, compared to the respective prior year, was primarily due to a significant decline in Segment Earnings provision for credit losses.

103	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for 2012 and 2011.

Table 19 — Segment Earnings Composition — Single-Family Guarantee Segment

	Year Ended December 31, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$525	27.1	$(142)	6.7	$383
2011	792	29.7	(214)	8.1	578
2010	794	29.7	(292)	10.5	502
2009	738	29.6	(221)	8.9	517
2008	330	27.6	(50)	5.3	280
2007	312	20.2	(1,064)	77.6	(752)
2006	192	19.4	(673)	66.1	(481)
2005	221	19.7	(643)	55.4	(422)
2004 and prior	485	21.1	69	(2.8)	554

Total	$4,389	25.9	$(3,230)	19.0	$1,159

Administrative expenses					(890)
Net interest income (expense)					(147)
Other non-interest income and expenses, net					(286)

Segment Earnings (loss), net of taxes					$(164)

	Year Ended December 31, 2011
	Segment Earnings Management and Guarantee Income(1)		Credit Expenses(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2011	$362	21.2	$(93)	6.5	$269
2010	763	22.4	(339)	9.6	424
2009	713	20.6	(385)	10.9	328
2008	382	23.4	(1,169)	86.2	(787)
2007	368	18.6	(4,432)	242.8	(4,064)
2006	227	17.7	(3,387)	248.8	(3,160)
2005	257	17.5	(2,116)	135.8	(1,859)
2004 and prior	575	18.7	(969)	28.5	(394)

Total	$3,647	20.2	$(12,890)	71.5	$(9,243)

Administrative expenses					(888)
Net interest income (expense)					(23)
Other non-interest income and expenses, net					154

Segment Earnings (loss), net of taxes					$(10,000)

(1)	Includes amortization of delivery fees of $1.7 billion and $1.2 billion for 2012 and 2011, respectively. For 2012, includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012, as well as an additional increase in guarantee fees that became effective in the fourth quarter of 2012.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense. Historical rates of average credit expenses may not be representative of future results. In 2012, we enhanced our method of allocating credit expenses by loan origination year. Prior period amounts have been revised to conform to the current period presentation.
(3)	Calculated as the amount of Segment Earnings management and guarantee income or credit expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit expenses are presented based on year of loan origination.

As of December 31, 2012, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. Nevertheless, various factors, such as continued high unemployment rates, future declines in home prices, or negative impacts of HARP loans (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations.

104	Freddie Mac

Based on our historical experience, the performance of the loans in an individual origination year can vary over time. The aggregate UPB of loans and the corresponding management and guarantee fee income from an origination year will decline over time due to repayments, refinancing, and other liquidation events. In addition, credit-related expenses related to the remaining loans in the origination year will increase over time, as some borrowers experience financial difficulties and default on their loans. As a result, there will likely be periods when an origination year is not profitable, though it may remain profitable on a cumulative basis. We currently believe our management and guarantee fee rates for guarantee issuances after 2008 (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), when coupled with the higher credit quality of the mortgages within these new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans.

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

Segment Earnings management and guarantee income increased during 2012 compared to 2011, primarily due to an increase in amortization of delivery fees. The higher volume of delivery fees in recent periods was driven by a lower interest rate environment during 2012, which increased refinance activity. At the direction of FHFA, we also implemented two across-the-board increases in guarantee fees in 2012, as discussed below.

•

Effective April 1, 2012, we increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this legislated increase are being remitted to Treasury to fund the payroll tax cut that occurred in 2012. We pay these fees to Treasury on a quarterly basis. The receipt of these fees is recognized within Segment Earnings management and guarantee income, and the remittance of these fees to Treasury is reported in Segment Earnings non-interest expense. We recognized $108 million of expense in 2012 (and a similar amount of income) related to these fees. While we expect these fees to become significant over time, the effect of these fees was less than a 1 basis point increase to the average rate of our aggregate Segment Earnings management and guarantee income in 2012. As of December 31, 2012, there were approximately 1.5 million loans totaling $311.9 billion in UPB in our single-family credit guarantee portfolio that are subject to these fees.

•	In the fourth quarter of 2012, we implemented, at FHFA’s direction, a further increase of an average of 10 basis points in our guarantee fees on single-family mortgages sold to us.

Our management and guarantee fee income is also influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could negatively impact our segment financial results. While security performance and single-family market share improved on average, in the second half of 2012, security performance was volatile and weaker than historical trends near the end of 2012. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities,” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.”

The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion and $1.7 trillion at December 31, 2012 and, 2011, respectively. The liquidation rate on our securitized single-family credit guarantees was approximately 33%, 24%, and 29% for 2012, 2011, and 2010, respectively, and increased in 2012 due to significant refinancing activity caused by historically low interest rates and, to a lesser extent, the impact of the expanded HARP initiative. Our guarantee issuances increased from $305 billion in 2011 to $446 billion in 2012 primarily due to refinance activity. However, we expect the size of our Single-family Guarantee managed loan portfolio will continue to decline during 2013.

Refinance volumes represented 82% of our single-family mortgage purchase volume in 2012, compared to 78% in 2011, based on UPB. We purchased significant volumes of relief refinance mortgages and HARP loans (i.e., relief refinance loans with LTV ratios above 80%) in both 2012 and 2011. Over time, HARP loans may not perform as well as other

105	Freddie Mac

refinance mortgages because of the continued high LTV ratios and reduced underwriting standards of these loans. Based on our historical experience, there is an increased probability of borrower defaults as LTV ratios increase. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. Approximately 20% and 12% of our single-family purchase volume in 2012 and 2011, respectively, were HARP loans. For more information about HARP loans and our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP loans and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 11% and 6% of the UPB of our single-family credit guarantee portfolio as of December 31, 2012 and 2011, respectively. Mortgages originated after 2008, including HARP loans, represented 63% and 51% of the UPB of our single-family credit guarantee portfolio as of December 31, 2012 and 2011, respectively, and their composition of that portfolio continues to increase.

Provision for credit losses for the Single-family Guarantee segment declined to $3.2 billion in 2012 compared to $12.3 billion in 2011 and $18.8 billion in 2010. The significant reduction in Segment Earnings provision for credit losses for 2012 primarily reflects declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008), and lower estimates of incurred loss due to the positive impact of an increase in national home prices. Segment Earnings provision for credit losses in 2011 reflected a decline in the rate at which single-family loans were expected to transition into serious delinquency or were expected to be modified, but was partially offset by our lowered expectations for mortgage insurance recoveries, reflecting the further deterioration in the financial condition of certain counterparties.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.25%, 3.58%, and 3.84% as of December 31, 2012, 2011, and 2010, respectively. Our serious delinquency rate remains high compared to the rates we experienced in years prior to 2009. Charge-offs, net of recoveries, associated with single-family loans were $11.6 billion, $12.4 billion, and $13.4 billion in 2012, 2011, and 2010, respectively. Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 68.3 basis points, 72.0 basis points and 75.8 basis points for 2012, 2011, and 2010, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, and our non-performing assets.

REO operations expense for the Single-family Guarantee segment was $62 million in 2012, compared to $596 million in 2011 and $676 million in 2010. The decline in REO operations expense in 2012, compared to 2011, was primarily due to improving home prices in certain geographical areas with significant REO activity, which resulted in gains on disposition of properties, partially offset by lower recoveries on REO properties during 2012. Recoveries on REO properties were lower in 2012, compared to 2011, primarily due to reduced recoveries from mortgage insurers and a decline in reimbursements of losses from seller/servicers associated with repurchase requests. The decline in REO operations expense in 2011, compared to 2010, was primarily due to the impact of a less significant decline in home prices in certain geographical areas with significant REO activity resulting in lower write-downs of single-family REO inventory during 2011, partially offset by lower recoveries on REO properties during 2011.

Our REO inventory (measured in number of properties) declined 19% and 16% during 2012 and 2011, respectively, as the volume of single-family REO dispositions exceeded the volume of single-family REO acquisitions in both years. Although there was an improvement in REO disposition severity during 2012, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. We believe the volume of our single-family REO acquisitions during 2012, 2011, and 2010 was less than it otherwise would have been due to several factors, including the length of the foreclosure process and increased volume of foreclosure alternatives. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Net interest income (expense) for the Single-Family guarantee segment was $(147) million in 2012 and $(23) million in 2011, with the change primarily driven by increased amortization expense in 2012 associated with mortgage loans held by consolidated trusts. The increased amortization expense was mainly due to a higher number of single-family loans with premiums and increased liquidations driven by higher refinance activity during 2012 compared to 2011.

106	Freddie Mac

Other non-interest income for the Single-family Guarantee segment was $0.9 billion in 2012, compared to $1.2 billion in 2011 and $1.4 billion in 2010. The decline in income in 2012, compared to 2011, was primarily due to: (a) income recognized in 2011 related to proceeds received from certain repurchase settlements while no such income was recognized in 2012; and (b) lower recoveries related to loans impaired upon purchase. The decline in other non-interest income in 2011, compared to 2010, was primarily due to a decline in the amount of recoveries on loans impaired upon purchase since the volume of foreclosure transfers and payoffs associated with loans impaired upon purchase also declined in 2011.

Other non-interest expense for the Single-family Guarantee segment was $0.4 billion in 2012, compared to $0.3 billion in 2011 and $0.6 billion in 2010. The increase in other non-interest expense in 2012, compared to 2011, was primarily driven by the expense associated with the legislated 10 basis point increase to guarantee fees, which we implemented in April 2012. The decline in other non-interest expense in 2011, compared to 2010, was primarily due to lower expenses associated with transfers and terminations of mortgage servicing.

107	Freddie Mac

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

Table 20 — Segment Earnings and Key Metrics — Multifamily(1)

	Year Ended December 31,
	2012	2011	2010
Segment Earnings:
Net interest income	$1,291	$1,200	$1,114
(Provision) benefit for credit losses	123	196	(99)
Non-interest income:
Management and guarantee income	151	127	101
Net impairment of available-for-sale securities recognized in earnings	(123)	(353)	(96)
Gains (losses) on sale of mortgage loans	269	383	343
Gains (losses) on mortgage loans recorded at fair value	438	(83)	(283)
Other non-interest income	363	128	183

Total non-interest income	1,098	202	248

Non-interest expense:
Administrative expenses	(241)	(220)	(212)
REO operations income (expense)	3	11	3
Other non-interest expense	(129)	(69)	(66)

Total non-interest expense	(367)	(278)	(275)

Segment Earnings before income tax benefit (expense)	2,145	1,320	988
Income tax benefit (expense)	1	(1)	(26)

Segment Earnings, net of taxes, including noncontrolling interest	2,146	1,319	962
Less: Net (income) loss — noncontrolling interest	—	—	3

Segment Earnings, net of taxes	2,146	1,319	965
Total other comprehensive income, net of taxes	1,935	899	4,075

Total comprehensive income attributable to Freddie Mac	$4,081	$2,218	$5,040

Key metrics:
Balances and Volume:
Average balance of Multifamily loan portfolio(2)	$80,826	$83,593	$83,163
Average balance of Multifamily guarantee portfolio	$43,247	$29,861	$21,787
Average balance of Multifamily investment securities portfolio	$54,992	$61,296	$61,332
Multifamily new loan purchase and other guarantee commitment volume(3)	$28,774	$20,325	$14,800
Multifamily units financed from new volume activity(3)	435,653	311,046	231,453
Multifamily K Certificate issuance — guaranteed portion	$17,922	$11,722	$5,694
Multifamily K Certificate issuance — unguaranteed portion	$3,281	$1,936	$750
Yield and Rate:
Net interest yield — Segment Earnings basis	0.95%	0.83%	0.77%
Average Management and guarantee fee rate, in bps(4)	35.6	42.4	50.1
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.36%	0.52%	0.85%
Non-credit-enhanced loans, at period end	0.10%	0.11%	0.12%
Total delinquency rate, at period end(5)	0.19%	0.22%	0.26%
Allowance for loan losses and reserve for guarantee losses, at period end	$382	$545	$828
Allowance for loan losses and reserve for guarantee losses, in bps	29.7	46.4	75.3
Credit losses, in bps(6)	2.8	6.3	9.6
REO inventory, at net carrying value	$64	$133	$107
REO inventory, at period end (number of properties)	6	20	14

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Includes both unsecuritized multifamily mortgage loans and multifamily mortgage loans underlying consolidated trusts.
(3)	Excludes our guarantees issued under the HFA initiative.
(4)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the sum of the average balance of the multifamily guarantee portfolio and the average balance of guarantees associated with the HFA initiative, excluding certain bonds under the NIBP.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(6)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

108	Freddie Mac

Segment Earnings for our Multifamily segment increased to $2.1 billion in 2012, compared to $1.3 billion in 2011. The improvement in 2012 was primarily due to gains on mortgage loans recorded at fair value in 2012 compared to losses in 2011. Segment Earnings were also higher in 2012 compared to 2011 due to lower impairments of available-for-sale securities and higher other non-interest income during 2012. Segment Earnings for our Multifamily segment increased to $1.3 billion in 2011, compared to $965 million in 2010, primarily due to improvement in provision (benefit) for credit losses and lower losses on mortgage loans recorded at fair value, partially offset by higher security impairments on the CMBS portfolio.

Comprehensive income for our Multifamily segment was $4.1 billion for 2012, consisting of: (a) Segment Earnings of $2.1 billion; and (b) total other comprehensive income, which was mainly attributable to an increase in the fair value of available-for-sale CMBS during 2012. This increase was driven by favorable non-interest rate-related market spread movements in 2012. Comprehensive income for our Multifamily segment was $2.2 billion in 2011, consisting of: (a) Segment Earnings of $1.3 billion; and (b) total other comprehensive income of $0.9 billion, which was mainly attributable to non-interest rate-related increases in the fair value of available-for-sale CMBS in 2011.

Our multifamily loan purchases and other guarantee commitment issuance volume increased 42% to $28.8 billion for 2012 compared to $20.3 billion for 2011 and $14.8 billion for 2010. There was strong demand for multifamily financing in 2012 as historically low interest rates combined with positive multifamily market fundamentals encouraged borrower interest. We issued guarantees on K Certificates of $17.9 billion in UPB in 2012, compared to $11.7 billion in 2011 and $5.7 billion in 2010. The UPB of the total multifamily portfolio increased 2% to $180.2 billion at December 31, 2012 from $176.7 billion at December 31, 2011. During 2012, the increase in new business volume was partially offset by higher liquidations of our multifamily investment securities and multifamily loan portfolios.

Segment Earnings net interest income increased by 8%, to $1.3 billion, in 2012 from $1.2 billion in 2011, and $1.1 billion in 2010. The increase in both 2012 and 2011, compared to the respective prior year, was primarily due to the cumulative effect of new business volumes since 2008, which have higher yields relative to allocated funding costs compared to pre-2008 volumes. Net interest yield was 95, 83, and 77 basis points for 2012, 2011, and 2010, respectively.

Segment Earnings non-interest income was $1.1 billion, $202 million, and $248 million in 2012, 2011, and 2010, respectively. We recognize changes in fair value on multifamily mortgage loans we purchase for securitization as gains (losses) on mortgage loans recorded at fair value while we hold them on our consolidated balance sheets. In the period we sell these loans (e.g., through securitization), we recognize a gain or loss on sale of mortgage loans based on proceeds of the sale. Together, these amounts represent the holding period gains or losses associated with the loans. Favorable market spread movements and higher balances of multifamily loans on our consolidated balance sheets during both 2012 and 2011 resulted in higher total gains in those years compared to the respective prior year. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates. Segment Earnings non-interest income also benefitted in 2012 from improved market pricing and overall improvement in the market for CMBS, which resulted in gains on the disposition of certain previously-impaired available-for-sale securities and lower impairments on available-for-sale securities. The decline in non-interest income in 2011, compared to 2010, was primarily driven by higher security impairments on CMBS.

Multifamily Segment Earnings management and guarantee income increased 19% in 2012, compared to 2011, and increased 26% in 2011, compared to 2010, reflecting an increased issuance of K Certificates in both years. However, the average management and guarantee fee rate on our guarantee portfolio declined to 36 basis points in 2012 from 42 basis points in 2011, and was 50 basis points in 2010. These declines primarily reflect an increased issuance volume of K Certificates, which have lower fees than our other guarantee activities. The lower fees reflect our reduced credit risk exposure due to the use of subordination. The amount of subordination employed in our K Certificates is based on our expectations of potential future credit losses associated with these transactions.

Multifamily Segment Earnings (provision) benefit for credit losses was $123 million, $196 million, and $(99) million in 2012, 2011, and 2010, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $382 million, $545 million, and $828 million as of December 31, 2012, 2011, and 2010, respectively. The decline in loan loss reserves for multifamily loans in 2012 and 2011 was primarily driven by an improvement in the expected performance of the underlying loans.

109	Freddie Mac

As a result of our underwriting standards and practices, which we believe are prudent, and positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong. Our portfolio performance continued to experience minimal credit losses due to low foreclosure activity and an increase in net operating income of the underlying multifamily properties in most regional areas. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 2.8, 6.3, and 9.6 basis points in 2012, 2011, and 2010 respectively. The delinquency rate for loans in the multifamily mortgage portfolio was 0.19%, 0.22%, and 0.26%, as of December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, more than half of the multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees. Recent market data, such as improving vacancy rates and effective rents, continues to reflect positive multifamily market fundamentals on a national level. As a result, we expect our multifamily delinquency rate to remain low in 2013. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about our reported multifamily delinquency rates and credit enhancements on multifamily loans. For further information on delinquencies, including geographical and other concentrations, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at December 31, 2012. These short-term assets related to our consolidated VIEs increased by $5.9 billion from December 31, 2011 to December 31, 2012, primarily due to an increase in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $8.5 billion and $28.4 billion of cash and cash equivalents, no federal funds sold, and $18.3 billion and $12.0 billion of securities purchased under agreements to resell at December 31, 2012 and 2011, respectively. The aggregate decrease in these assets was primarily driven by a decline in funding needs for debt redemptions. Excluding amounts related to our consolidated VIEs, we held on average $15.0 billion and $20.3 billion of cash and cash equivalents and $25.0 billion and $25.1 billion of federal funds sold and securities purchased under agreements to resell during the three and twelve months ended December 31, 2012, respectively.

For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”

Investments in Securities

The two tables below provide detail regarding our investments in securities as of December 31, 2012, 2011 and 2010. The tables do not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 16 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

110	Freddie Mac

Table 21 — Investments in Available-For-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2012
Available-for-sale mortgage-related securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709

Total investments in available-for-sale mortgage-related securities	$177,118	$10,162	$(12,384)	$174,896

December 31, 2011
Available-for-sale mortgage-related securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Fannie Mae	19,023	1,303	(4)	20,322
Ginnie Mae	219	30	—	249
CMBS	53,637	2,574	(548)	55,663
Subprime	41,347	60	(13,408)	27,999
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766

Total investments in available-for-sale mortgage-related securities	$220,217	$10,557	$(20,115)	$210,659

December 31, 2010
Available-for-sale mortgage-related securities:
Freddie Mac	$80,742	$5,142	$(195)	$85,689
Fannie Mae	23,025	1,348	(3)	24,370
Ginnie Mae	268	28	—	296
CMBS	58,455	1,551	(1,919)	58,087
Subprime	47,916	1	(14,056)	33,861
Option ARM	10,726	16	(3,853)	6,889
Alt-A and other	15,561	58	(2,451)	13,168
Obligations of states and political subdivisions	9,885	31	(539)	9,377
Manufactured housing	945	13	(61)	897

Total investments in available-for-sale mortgage-related securities	$247,523	$8,188	$(23,077)	$232,634

111	Freddie Mac

Table 22 — Investments in Trading Securities

	December 31,
	2012	2011	2010
	(in millions)
Trading mortgage-related securities:
Freddie Mac	$10,354	$16,047	$13,437
Fannie Mae	10,338	15,165	18,726
Ginnie Mae	131	156	172
Other	156	164	31

Total trading mortgage-related securities	20,979	31,532	32,366

Trading non-mortgage-related securities:
Asset-backed securities	292	302	44
Treasury bills	1,160	100	17,289
Treasury notes	19,061	24,712	10,122
FDIC-guaranteed corporate medium-term notes	—	2,184	441

Total trading non-mortgage-related securities	20,513	27,298	27,896

Total fair value of investments in trading securities	$41,492	$58,830	$60,262

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities classified as trading of $20.5 billion and $27.3 billion as of December 31, 2012 and December 31, 2011, respectively.

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

112	Freddie Mac

Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2012			December 31, 2011
	Fixed Rate	Variable Rate (1)	Total	Fixed Rate	Variable Rate (1)	Total
	(in millions)
Freddie Mac mortgage-related securities:(2)
Single-family	$50,979	$7,256	$58,235	$72,795	$9,753	$82,548
Multifamily	750	1,632	2,382	1,216	1,792	3,008

Total Freddie Mac mortgage-related securities	51,729	8,888	60,617	74,011	11,545	85,556

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	10,864	12,518	23,382	16,543	15,998	32,541
Multifamily	35	49	84	52	76	128
Ginnie Mae:
Single-family	202	91	293	253	104	357
Multifamily	15	—	15	16	—	16

Total Non-Freddie Mac agency securities	11,116	12,658	23,774	16,864	16,178	33,042

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	311	44,086	44,397	336	48,696	49,032
Option ARM	—	12,012	12,012	—	13,949	13,949
Alt-A and other	1,774	13,036	14,810	2,128	14,662	16,790
CMBS	17,657	30,300	47,957	19,735	34,375	54,110
Obligations of states and political subdivisions(5)	5,637	19	5,656	7,771	22	7,793
Manufactured housing	741	121	862	831	129	960

Total non-agency mortgage-related securities(6)	26,120	99,574	125,694	30,801	111,833	142,634

Total UPB of mortgage-related securities	$88,965	$121,120	210,085	$121,676	$139,556	261,232

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(13,922)			(12,363)
Net unrealized (losses) on mortgage-related securities, pre-tax			(288)			(6,678)

Total carrying value of mortgage-related securities			$195,875			$242,191

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see ‘‘Table 29 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’
(5)	Consists of housing revenue bonds. Approximately 36% and 37% of these securities held at December 31, 2012 and 2011, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% of total non-agency mortgage-related securities held at both December 31, 2012 and 2011, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

113	Freddie Mac

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

T able 24 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2012		December 31, 2011
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$17,614	$19,125	$24,283	$26,193
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	2,023	—	2,863
Principal-only securities(3)	2,291	2,169	3,569	3,344
Inverse floating-rate securities(4)	2,804	4,106	4,839	6,826
Other(5)	61,682	67,404	85,907	93,805

Total agency securities	84,391	94,827	118,598	133,031
Non-agency securities(6)	125,694	101,048	142,634	109,160

Total mortgage-related securities	$210,085	$195,875	$261,232	$242,191

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.
(6)	Includes fair values of $3 million and $2 million of interest-only securities at December 31, 2012 and 2011, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $261.2 billion at December 31, 2011 to $210.1 billion at December 31, 2012, while the fair value of these investments decreased from $242.2 billion at December 31, 2011 to $195.9 billion at December 31, 2012. The reduction in UPB resulted from liquidations, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for 2012, 2011, and 2010. This activity primarily consists of purchases of single-family PCs and multifamily Other Guarantee Transactions. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

114	Freddie Mac

Table 25 — Mortgage-Related Securities Purchase Activity (1)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$21	$77	$69
Non-agency mortgage-related securities purchased for Other Guarantee Transactions (2)	17,908	11,527	9,579

Total non-Freddie Mac mortgage-related securities purchased for resecuritization	17,929	11,604	9,648

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	5,835	—
Variable-rate	170	2,297	373

Total agency securities	170	8,132	373

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	10	14	—
Variable-rate	69	179	40

Total non-agency mortgage-related securities	79	193	40

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	249	8,325	413

Total non-Freddie Mac mortgage-related securities purchased	$18,178	$19,929	$10,061

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$52,882	$94,543	$40,462
Variable-rate	4,856	5,057	923
Multifamily:
Fixed-rate	119	355	271
Variable-rate	—	117	111

Total Freddie Mac mortgage-related securities purchased	$57,857	$100,072	$41,767

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases in 2010 include HFA bonds we acquired and resecuritized under the NIBP. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information on this component of the HFA initiative.

The purchases of Freddie Mac mortgage-related securities we made during 2012, as reflected in the table above, primarily related to our securitization of mortgage loans that we had purchased for cash, and our subsequent retention of the PCs created from such securitizations. During 2011, as reflected in the table above, we increased our participation in dollar roll transactions compared to 2010, primarily in an effort to support the liquidity and price performance of our PCs. When these transactions involve our consolidated PC trusts, the purchase and sale represents an extinguishment and issuance of debt securities, respectively, and impacts our net interest income and recognition of gain or loss on the extinguishment of debt on our consolidated statements of comprehensive income. These dollar roll transactions can cause short-term fluctuations in the balance of our mortgage-related investments portfolio. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business.”

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At December 31, 2012, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $12.4 billion, compared to $20.1 billion at December 31, 2011. The decrease was primarily due to fair value gains related to: (a) our investments in single-family non-agency mortgage-related securities, primarily due to the movement of these securities with unrealized losses towards maturity; (b) the impact of spread tightening on our CMBS; and (c) the impact of declining interest rates. We believe the unrealized losses related to these securities at December 31, 2012 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

115	Freddie Mac

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

116	Freddie Mac

T able 26 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(dollars in millions)
UPB:
Subprime first lien(2)	$44,066	$45,166	$46,306	$47,478	$48,644
Option ARM	12,012	12,477	12,958	13,508	13,949
Alt-A(3)	12,634	13,055	13,471	13,885	14,260
Gross unrealized losses, pre-tax:(4)
Subprime first lien (2)	$9,128	$10,464	$12,810	$12,661	$13,401
Option ARM	1,785	2,502	2,997	2,909	3,169
Alt-A(3)	1,093	1,488	2,082	2,094	2,612
Present value of expected future credit losses:(5)
Subprime first lien (2)	$7,159	$7,129	$6,571	$7,325	$6,746
Option ARM	3,542	3,442	3,296	3,908	4,251
Alt-A (3)	1,739	1,699	1,956	2,237	2,235
Collateral delinquency rate: (6)
Subprime first lien (2)	39%	39%	40%	42%	42%
Option ARM	38	40	42	43	44
Alt-A (3)	23	24	24	25	25
Average credit enhancement: (7)
Subprime first lien (2)	15%	17%	19%	20%	21%
Option ARM	3	4	5	6	7
Alt-A (3)	4	5	5	6	7
Cumulative collateral loss: (8)
Subprime first lien (2)	26%	25%	24%	23%	22%
Option ARM	21	20	19	18	17
Alt-A (3)	10	10	9	9	8

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of the present value of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $13.2 billion at December 31, 2012 from $14.0 billion at December 31, 2011. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) improvements in forecasted home prices over the expected life of our available-for-sale securities; (b) the impact of lower interest rates in 2012 resulting in a benefit from expected structural credit enhancements on the securities; and (c) realized cash shortfalls. This decrease was partially offset by an increase in the present value of expected future credit loss estimates related to the impact of our implementation, in the fourth quarter of 2012, of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. For more information regarding our implementation of this model, see “NOTE 7: INVESTMENTS IN SECURITIES — Impairment Recognition on Investments in Securities.”

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $2.8 billion on impaired non-agency mortgage-related securities, including $315 million and $1.3 billion related to the three and twelve months ended December 31, 2012, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-

117	Freddie Mac

related securities we hold will be significantly less than the fair value declines experienced on these securities. As noted above, at December 31, 2012, our estimate of the present value of expected future credit losses was $13.2 billion.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During 2012, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans.

Table 27 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,106	$1,149	$1,180	$1,175	$1,159
Principal cash shortfalls	7	4	7	6	7
Option ARM:
Principal repayments	$239	$269	$300	$272	$298
Principal cash shortfalls	226	211	234	169	103
Alt-A and other:
Principal repayments	$423	$393	$405	$374	$385
Principal cash shortfalls	81	101	106	97	80

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We and FHFA, as Conservator, are involved in efforts to mitigate our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” for more information.

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings.

118	Freddie Mac

Table 28 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(in millions)
Subprime:(1)
2006 & 2007	$591	$159	$51	$433	$472
Other years	24	1	7	8	8

Total subprime	615	160	58	441	480

Option ARM:
2006 & 2007	306	62	18	32	40
Other years	122	—	—	16	19

Total option ARM	428	62	18	48	59

Alt-A:
2006 & 2007	37	—	—	16	22
Other years	100	—	1	36	21

Total Alt-A	137	—	1	52	43

Other loans	—	—	1	5	3

Total subprime, option ARM, Alt-A and other loans	1,180	222	78	546	585
CMBS	58	45	19	16	8
Manufactured housing	1	—	1	2	2

Total available-for-sale mortgage-related securities	$1,239	$267	$98	$564	$595

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $1.2 billion and $2.2 billion during the three and twelve months ended December 31, 2012, respectively, compared to $595 million and $2.3 billion during the three and twelve months ended December 31, 2011, respectively. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during these periods. These impairments include $1.2 billion and $2.0 billion related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and twelve months ended December 31, 2012, respectively, compared to $585 million and $1.9 billion during the three and twelve months ended December 31, 2011, respectively. In addition, during 2011, we recognized the unrealized fair value losses of $181 million related to certain investments in CMBS as a net impairment of available-for-sale securities recognized in earnings because we had the intent to sell these securities prior to the recovery of the unrealized losses. We did not recognize any net impairment of available-for-sale securities in earnings during 2012 as a result of an intent to sell available-for-sale securities prior to the recovery of the unrealized losses. For more information, including information regarding a model change related to impairments implemented in the fourth quarter of 2012, see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities” and “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at December 31, 2012. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2012 and have recorded these unrealized losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors negatively impacting the performance of our investments in non-agency mortgage-related securities since 2007 include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress, such as California and Florida. Loans in these states are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

119	Freddie Mac

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during 2012, 2011, and 2010. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

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

For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at December 31, 2012 based on their ratings as of December 31, 2012, as well as those held at December 31, 2011 based on their ratings as of December 31, 2011 using the lowest rating available for each security.

120	Freddie Mac

T able 29 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of December 31, 2012	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage (1)
	(dollars in millions)
Subprime loans:
AAA-rated	$268	1%	$268	$(21)	$18
Other investment grade	1,989	4	1,945	(110)	366
Below investment grade (2)	42,140	95	33,290	(8,998)	1,474

Total	$44,397	100%	$35,503	$(9,129)	$1,858

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	32	—	32	(2)	32
Below investment grade (2)	11,980	100	7,422	(1,783)	12

Total	$12,012	100%	$7,454	$(1,785)	$44

Alt-A and other loans:
AAA-rated	$48	—%	$48	$(2)	$6
Other investment grade	1,570	11	1,581	(133)	261
Below investment grade (2)	13,192	89	10,234	(1,066)	1,862

Total	$14,810	100%	$11,863	$(1,201)	$2,129

CMBS:
AAA-rated	$24,401	51%	$24,431	$(4)	$41
Other investment grade	20,860	43	20,813	(87)	1,698
Below investment grade (2)	2,696	6	2,490	(90)	1,568

Total	$47,957	100%	$47,734	$(181)	$3,307

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,717	21%	$24,747	$(27)	$65
Other investment grade	24,451	20	24,371	(332)	2,357
Below investment grade (2)	70,008	59	53,436	(11,937)	4,916

Total	$119,176	100%	$102,554	$(12,296)	$7,338

Total investments in mortgage-related securities	$210,085
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

Credit Ratings as of December 31, 2011
Subprime loans:
AAA-rated	$1,000	2%	$1,000	$(115)	$23
Other investment grade	2,643	5	2,643	(399)	383
Below investment grade (2)	45,389	93	37,704	(12,894)	1,641

Total	$49,032	100%	$41,347	$(13,408)	$2,047

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	76	1	76	(8)	76
Below investment grade (2)	13,873	99	8,943	(3,161)	39

Total	$13,949	100%	$9,019	$(3,169)	$115

Alt-A and other loans:
AAA-rated	$350	2%	$348	$(20)	$6
Other investment grade	2,237	13	2,260	(371)	310
Below investment grade (2)	14,203	85	11,053	(2,421)	2,139

Total	$16,790	100%	$13,661	$(2,812)	$2,455

CMBS:
AAA-rated	$25,499	47%	$25,540	$(22)	$42
Other investment grade	25,421	47	25,394	(346)	1,585
Below investment grade (2)	3,190	6	2,851	(180)	1,697

Total	$54,110	100%	$53,785	$(548)	$3,324

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$26,849	20%	$26,888	$(157)	$71
Other investment grade	30,377	23	30,373	(1,124)	2,354
Below investment grade (2)	76,655	57	60,551	(18,656)	5,516

Total	$133,881	100%	$117,812	$(19,937)	$7,941

Total investments in mortgage-related securities	$261,232
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	51%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

121	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets declined to $1.7 trillion as of December 31, 2012, from $1.8 trillion as of December 31, 2011. This decline reflects that the amount of single-family loan liquidations during the period exceeded new loan purchase and guarantee activity, which we believe is due, in part, to declines in the amount of single-family mortgage debt outstanding in the market and a decline in our single-family competitive position compared to other market participants (primarily Fannie Mae and Ginnie Mae). See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” for further information on our competitive position in the single-family mortgage market. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.

The UPB of unsecuritized single-family mortgage loans declined by $27.0 billion to $144.7 billion at December 31, 2012, from $171.7 billion at December 31, 2011, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitizations of loans through our PC cash auction process.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $59.8 billion, or 3.6%, of these loans were seriously delinquent as of December 31, 2012, as compared to $72.4 billion, or 4.2%, as of December 31, 2011. This decline was primarily due to a slowdown in new serious delinquencies (largely due to a decline in the portion of our single-family loans that were originated in 2005 through 2008), and the impact of our loss mitigation efforts, including short sales. The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $76.6 billion at December 31, 2012 and $82.3 billion at December 31, 2011. This decline is primarily the result of principal repayments on our loans held for investment during the period, which were partially offset by an increase in the balance of loans held-for-sale or securitization. Our principal multifamily business activity involves purchasing and aggregating loans for securitization. We expect to continue our securitization activity since it provides liquidity for the multifamily market, supports affordability for multifamily rental housing, and helps us to manage credit risk.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $30.9 billion and $39.5 billion at December 31, 2012 and 2011, respectively, including $30.5 billion and $38.9 billion, respectively, related to single-family loans. At December 31, 2012 and 2011, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.7% and 2.1%, respectively, and as a percentage of the UPB associated with our non-performing loans were 23.5% and 32.0%, respectively. Our loan loss reserves declined during 2012 primarily due to continued high levels of charge-offs that exceeded the amount of our provision for credit losses during the period. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

The table below summarizes the amount of mortgages we purchased and the amount of guarantees we issued in the applicable periods. The activity presented in the table consists of: (a) mortgage loans underlying consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

122	Freddie Mac

Table 30 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances (1)

	Year Ended December 31,
	2012		2011		2010
	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$275,632	60%	$194,746	57%	$258,621	64%
20-year amortizing fixed-rate	29,614	7	21,378	6	23,852	6
15-year amortizing fixed-rate	103,141	23	78,543	23	83,025	21
Adjustable-rate (2)	18,075	4	25,685	8	16,534	4
Interest-only (3)	—	—	—	—	909	<1
HFA bonds	—	—	—	—	2,469	1
FHA/VA and other governmental	387	<1	441	<1	968	<1

Total single-family (4)	426,849	94	320,793	94	386,378	96

Multifamily	28,774	6	20,325	6	15,372	4

Total mortgage loan purchases and other guarantee commitment issuances(5)	$455,623	100%	$341,118	100%	$401,750	100%

Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements (6)	11%		8%		9%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (5) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the years ended December 31, 2012, 2011, or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed-rate and variable-rate interest-only loans.
(4)	Includes $32.6 billion, $27.7 billion, and $23.9 billion of mortgage loans in excess of $417,000, which we refer to as conforming jumbo mortgages, for the years ended December 31, 2012, 2011, and 2010, respectively.
(5)	Includes issuances of other guarantee commitments on single-family loans of $6.8 billion, $4.4 billion, and $5.7 billion and issuances of other guarantee commitments on multifamily loans of $2.4 billion, $1.0 billion, and $1.7 billion during the years ended December 31, 2012, 2011, and 2010, respectively, which include our unsecuritized guarantees of HFA bonds under the TCLFP in 2010.
(6)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets in derivative assets, net and derivative liabilities, net. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for more information about collateral held and posted and “NOTE 10: DERIVATIVES” for additional information regarding our derivatives.

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of December 31, 2012. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

123	Freddie Mac

Table 31 — Derivative Fair Values and Maturities

	December 31, 2012
	Notional or Contractual Amount (2)	Total Fair Value (3)	Fair Value (1)
			Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$262,609	$12,525	$70	$941	$3,573	$7,941
Weighted average fixed rate (4)			1.18%	1.06%	1.75%	2.82%
Forward-starting swaps (5)	12,490	1,160	—	—	—	1,160
Weighted average fixed rate (4)			—%	—%	—%	3.41%

Total receive-fixed	275,099	13,685	70	941	3,573	9,101

Basis (floating to floating)	2,300	6	—	—	6	—
Pay-fixed:
Swaps	257,327	(28,443)	(86)	(3,217)	(4,852)	(20,288)
Weighted average fixed rate (4)			1.13%	3.04%	3.07%	3.58%
Forward-starting swaps (5)	12,765	(1,527)	—	—	—	(1,527)
Weighted average fixed rate (4)			—%	—%	—%	3.25%

Total pay-fixed	270,092	(29,970)	(86)	(3,217)	(4,852)	(21,815)

Total interest-rate swaps	547,491	(16,279)	(16)	(2,276)	(1,273)	(12,714)

Option-based:
Call swaptions
Purchased	37,650	7,360	1,432	3,576	906	1,446
Written	6,195	(749)	—	(749)	—	—
Put swaptions
Purchased	43,200	288	2	13	25	248
Other option-based derivatives (6)	31,540	2,448	—	—	—	2,448

Total option-based	118,585	9,347	1,434	2,840	931	4,142

Futures	41,123	35	35	—	—	—
Foreign-currency swaps	1,167	67	49	18	—	—
Commitments	25,530	(27)	(27)	—	—	—
Swap guarantee derivatives	3,628	(35)	—	(2)	(1)	(32)

Subtotal	737,524	(6,892)	$1,475	$580	$(343)	$(8,604)

Credit derivatives	8,307	(4)

Subtotal	745,831	(6,896)
Derivative interest receivable (payable), net		(830)
Derivative cash collateral (held) posted, net		8,205

Total	$745,831	$479

(1)	Fair value is categorized based on the period from December 31, 2012 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Excludes $501 million of non-cash collateral held. See endnote (5) to “Table 67 — Derivative Counterparty Credit Exposure” for information about non-cash collateral held or posted.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to thirteen years as of December 31, 2012.
(6)	Primarily includes purchased interest-rate caps and floors.

At December 31, 2012, the net fair value of our total derivative portfolio was $479 million, as compared to $(317) million at December 31, 2011. The increase in the net fair value of derivatives resulted from the effects of non-cash collateral held, which was $501 million and $0 million as of December 31, 2012 and 2011, respectively. As discussed above, non-cash collateral held is not recognized on our consolidated balance sheets. See “NOTE 10: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2012 and December 31, 2011, as well as derivative collateral posted and held.

124	Freddie Mac

The table below summarizes the changes in derivative fair values.

Table 32 — Changes in Derivative Fair Values

	2012(1)	2011(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(8,662)	$(6,560)
Net change in:
Commitments	29	(36)
Credit derivatives	—	(11)
Swap guarantee derivatives	2	(1)
Other derivatives:(3)
Changes in fair value	1,051	(3,383)
Fair value of new contracts entered into during the period(4)	2	594
Contracts realized or otherwise settled during the period	682	735

Ending balance, at December 31 — Net asset (liability)	$(6,896)	$(8,662)

(1)	Refer to ‘‘Table 31 — Derivative Fair Values and Maturities’’ for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of December 31, 2012.
(2)	At December 31, 2011, fair value in this table excludes derivative interest receivable or (payable), net of $(1.1) billion, trade/settle receivable or (payable), net of $1 million, and derivative cash collateral posted, net of $9.4 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $4.4 billion at December 31, 2012, from $5.7 billion at December 31, 2011. We believe the volume of our single-family REO acquisitions in recent years was less than it otherwise would have been due to several factors, including the length of the foreclosure process and increased volume of foreclosure alternatives. Lower acquisitions, coupled with high disposition levels, led to a lower REO property inventory level in 2012 compared to 2011. We expect that the length of the foreclosure process will continue to remain above historical levels and may further increase. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets, Net

After evaluating all available evidence, including our prior years’ losses, the events and developments related to our conservatorship, volatility in the economy, related difficulty in forecasting future profit levels, and our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered, we continue to record a valuation allowance on a portion of our net deferred tax assets as of December 31, 2012 and 2011. We will continue to evaluate our conclusion regarding the need for a valuation allowance. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that the deferred tax assets would be realized and that a valuation allowance would no longer be necessary. See “NOTE 12: INCOME TAXES” for additional information.

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets increased to $13.8 billion as of December 31, 2012 from $10.5 billion as of December 31, 2011 primarily due to an increase in servicer receivables resulting from an increase in mortgage loans paid off by borrowers at the end of the year that had not yet been remitted to us. Other assets also increased as we reduced certain unrecognized tax benefits to zero as a result of a favorable resolution of matters in dispute with the IRS. For more information regarding the discussions with the IRS, see “NOTE 12: INCOME TAXES — Unrecognized Tax Benefits — IRS Examinations and Litigation.” For more information on other assets, see “NOTE 18: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

125	Freddie Mac

Total Debt, Net

Total debt, net on our consolidated balance sheets consists of: (a) debt securities of consolidated trusts held by third parties; and (b) other debt.

•

PCs and Other Guarantee Transactions issued by our consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Debt securities of consolidated trusts held by third parties represent our liability to third parties that hold beneficial interests in our consolidated trusts. The debt securities of our consolidated trusts may be prepaid at any time, as the loans that collateralize the debt may be prepaid without penalty at any time.

•

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES” for information about our other debt.

The table below reconciles the par value of other debt and the UPB of debt securities of consolidated trusts held by third parties to the amounts shown in our consolidated balance sheets.

Table 33 — Reconciliation of the Par Value and UPB to Total Debt, Net

	December 31,
	2012	2011
	(in millions)
Total debt:
Other debt:
Par value	$552,472	$674,314
Unamortized balance of discounts and premiums(1)	(5,031)	(13,891)
Hedging-related and other basis adjustments(2)	77	123

Subtotal	547,518	660,546
Debt securities of consolidated trusts held by third parties:
UPB	1,387,259	1,452,476
Unamortized balance of discounts and premiums	32,265	18,961

Subtotal	1,419,524	1,471,437

Total debt, net	$1,967,042	$2,131,983

(1)	Primarily represents unamortized discounts on zero-coupon debt.
(2)	Primarily represents deferrals related to debt instruments that were in hedge accounting relationships, and changes in the fair value attributable to instrument-specific interest-rate and credit risk related to foreign-currency denominated debt.

126	Freddie Mac

The table below summarizes our other short-term debt.

Table 34 — Other Short-Term Debt

	2012
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$117,889	0.15%	$126,919	0.14%	$155,285
Medium-term notes	—	—	21	0.44	250
Federal funds purchased and securities sold under agreements to repurchase	—	—	12	0.28	—

Other short-term debt	$117,889	0.15

	2011
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$161,149	0.11%	$181,209	0.17%	$196,126
Medium-term notes	250	0.24	826	0.23	2,564
Federal funds purchased and securities sold under agreements to repurchase	—	—	13	0.16	—

Other short-term debt	$161,399	0.11

	2010
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$194,742	0.24%	$213,465	0.25%	$240,037
Medium-term notes	2,364	0.31	1,955	0.34	3,661
Federal funds purchased and securities sold under agreements to repurchase	—	—	72	0.30	—

Other short-term debt	$197,106	0.25

(1)	Represents par value, net of associated discounts and premiums, of which $0 billion, $0.2 billion, and $0.9 billion of short-term debt represents the fair value of debt securities with the fair value option elected at December 31, 2012, 2011, and 2010, respectively.
(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs.
(3)	Represents par value, net of associated discounts, premiums, and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.
(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs.

127	Freddie Mac

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

Table 35 — Freddie Mac Mortgage-Related Securities (1)

	December 31, 2012			December 31, 2011
	Issued by Consolidated Trusts	Issued by Non- Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non- Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,039,439	$—	$1,039,439	$1,123,105	$—	$1,123,105
20-year amortizing fixed-rate	78,122	—	78,122	68,584	—	68,584
15-year amortizing fixed-rate	270,032	—	270,032	252,563	—	252,563
Adjustable-rate (2)	68,470	—	68,470	69,402	—	69,402
Interest-only (3)	41,275	—	41,275	59,007	—	59,007
FHA/VA and other governmental	3,084	—	3,084	3,267	—	3,267

Total single-family	1,500,422	—	1,500,422	1,575,928	—	1,575,928

Multifamily	—	4,224	4,224	—	4,496	4,496

Total single-family and multifamily	1,500,422	4,224	1,504,646	1,575,928	4,496	1,580,424

Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	10,455	3,415	13,870	12,877	3,838	16,715
Multifamily	448	36,732	37,180	—	19,682	19,682

Total Non-HFA bonds	10,903	40,147	51,050	12,877	23,520	36,397

HFA Bonds: (5)
Single-family	—	4,827	4,827	—	6,118	6,118
Multifamily	—	863	863	—	966	966

Total HFA bonds	—	5,690	5,690	—	7,084	7,084

Total Other Guarantee Transactions	10,903	45,837	56,740	12,877	30,604	43,481

REMICs and Other Structured Securities backed by Ginnie Mae certificates (6)	—	654	654	—	779	779

Total Freddie Mac Mortgage-Related Securities	$1,511,325	$50,715	$1,562,040	$1,588,805	$35,879	$1,624,684

Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(124,066)			(136,329)

Total UPB of debt securities of consolidated trusts held by third parties	$1,387,259			$1,452,476

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.
(2)	Includes $1.0 billion and $1.2 billion in UPB of option ARM mortgage loans as of December 31, 2012 and 2011, respectively. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $6.3 billion and $7.3 billion in UPB of securities backed by option ARM mortgage loans at December 31, 2012 and 2011, respectively.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 93% and 92% at December 31, 2012 and 2011, respectively. Freddie Mac single-family mortgage-related securities that we issued during 2012 were backed by a significant proportion of refinance mortgages. During 2012, the total UPB of debt securities of consolidated trusts held by third parties declined approximately 4.5%, as the volume of our new issuances was less than the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA bonds, increased to $37.2 billion as of December 31, 2012 from $19.7 billion as of December 31, 2011, due to multifamily loan securitization activity.

128	Freddie Mac

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 36 — Freddie Mac Mortgage-Related Securities by Class Type(1)

	December 31,
	2012	2011
	(in millions)
Held by Freddie Mac:
Single-class	$111,519	$125,271
Multiclass	75,244	98,396

Total held by Freddie Mac	186,763	223,667

Held by third parties:
Single-class	947,627	949,301
Multiclass	427,650	451,716

Total held by third parties	1,375,277	1,401,017

Total Freddie Mac mortgage-related securities	$1,562,040	$1,624,684

(1)	Based on UPB of the securities and excludes mortgage-related securities traded, but not yet settled.

The table below presents issuances and extinguishments of the debt securities of our consolidated trusts during 2012 and 2011, as well as the UPB of consolidated trusts held by third parties.

Table 37 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts (1)

	Year Ended December 31,
	2012	2011
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,452,476	$1,517,001
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	284,381	177,951
20-year amortizing fixed-rate	31,142	19,250
15-year amortizing fixed-rate	105,603	76,917
Adjustable-rate	18,189	25,675
Interest-only	—	152
FHA/VA	—	160
Multifamily	448	—
Debt securities of consolidated trusts retained by us at issuance	(36,317)	(10,910)

Net issuances of debt securities of consolidated trusts	403,446	289,195
Reissuances of debt securities of consolidated trusts previously held by us (2)	29,384	80,485

Total issuances to third parties of debt securities of consolidated trusts	432,830	369,680
Extinguishments, net (3)	(498,047)	(434,205)

Ending balance of debt securities of consolidated trusts held by third parties	$1,387,259	$1,452,476

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of December 31, 2012 and 2011.

The UPB of debt securities of consolidated trusts held by third parties was $1.4 trillion and $1.5 trillion at December 31, 2012, and 2011, respectively. Extinguishments, net increased in 2012 compared to 2011 primarily due to significant refinance activity caused by historically low interest rates and the effect of the expanded HARP initiative. Net issuances of debt securities of consolidated trusts increased in 2012 compared to 2011 primarily due to the refinance activity noted above. Debt securities of consolidated trusts retained by us at issuance increased in 2012 compared to 2011 primarily due to mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio. Reissuances of debt securities of consolidated trusts previously held by us declined in 2012 compared to 2011 due to a decrease in the volume of dollar roll transactions.

In the third quarter of 2012, we corrected an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interests issued by the trusts, but did not consolidate the trusts in prior periods. In “Table 37 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts,” extinguishments, net for 2012 include $4.4 billion related to the consolidation of these REMIC trusts related to the correction of the error. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” for more information.

129	Freddie Mac

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $6.1 billion as of December 31, 2012 from $6.0 billion as of December 31, 2011 primarily due to an increase in: (a) accrued estimated losses on unsettled foreclosure alternative transactions at year end primarily related to an increase in short sale activity; and (b) real estate services payable relating to estimated taxes and insurance on REO properties held in inventory at year end, partially offset by a decline in servicer liabilities primarily due to a decrease in the population of seriously delinquent loans. See “NOTE 18: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

Table 38 — Changes in Total Equity (Deficit)

	Three Months Ended					Twelve Months Ended
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011	12/31/2012
	(in millions)
Beginning balance	$4,907	$1,086	$(18)	$(146)	$(5,991)	$(146)
Net income	4,457	2,928	3,020	577	619	10,982
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	1,261	2,599	(238)	1,147	701	4,769
Changes in unrealized gains (losses) related to cash flow hedge relationships	94	102	107	111	118	414
Changes in defined benefit plans	(84)	1	3	(46)	68	(126)

Comprehensive income	5,728	5,630	2,892	1,789	1,506	16,039
Capital draw funded by Treasury	—	—	19	146	5,992	165
Senior preferred stock dividends declared	(1,808)	(1,809)	(1,809)	(1,807)	(1,655)	(7,233)
Other	—	—	2	—	2	2

Total equity (deficit)/Net worth	$8,827	$4,907	$1,086	$(18)	$(146)	$8,827

Aggregate draws under the Purchase Agreement (as of period end) (1)	$71,336	$71,336	$71,336	$71,317	$71,171	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$23,754	$21,946	$20,137	$18,328	$16,521	$23,754
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	33%	31%	28%	26%	23%	33%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

We requested a total of $19 million and $7.6 billion in draws from Treasury under the Purchase Agreement to eliminate quarterly deficits in net worth for 2012 and 2011, respectively. At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2012. We paid cash dividends to Treasury of $7.2 billion and $6.5 billion during 2012 and 2011, respectively. Based on our Net Worth Amount at December 31, 2012, our dividend obligation to Treasury in March 2013 will be $5.8 billion.

Net unrealized losses on our available-for-sale securities in AOCI decreased by $4.8 billion during 2012. The decrease was primarily due to fair value gains related to: (a) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity; (b) the impact of spread tightening on our CMBS; and (c) the impact of declining interest rates. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $414 million during 2012, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” for additional information regarding these and other risks.

130	Freddie Mac

Risk management is a critical aspect of our business. We manage risk through a framework whereby our executive management is responsible for independent risk evaluation. Within this framework, executive management monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. For information about our Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight.”

We utilize an internal economic capital framework and models to help inform our risk management process. Our economic capital framework provides a risk-based measurement of capital to reflect relevant market, credit, counterparty, and operational risks. We assign economic capital internally to asset classes based on their respective risks. We use economic capital as an input to inform economic decisions, establish risk limits, measure profitability, and estimate fair values.

Overall, the legal, political and regulatory influences on the financial services industry have continued to create significant challenges and, as a result, we believe that our risk profile remained elevated in 2012. Drivers of this continued elevated risk are: (a) continued uncertainty in the mortgage industry, including the future structure of the U.S. housing market; (b) continued pressure on mortgage seller/servicers, including changing practices in underwriting and foreclosure processes as well as on-going litigation by federal agencies related to prior practices; and (c) continued deterioration of the mortgage insurer sector, resulting in further concentration issues.

Internally, our environment has also contributed to an elevated risk profile. Management took actions in 2012 to mitigate these risks. For a discussion of the operational risks we face, see “Operational Risks.”

We expect legal, political and regulatory influences to continue to be significant factors in 2013, which could further increase uncertainty in the mortgage industry, increase our operational and people risks, or increase the uncertainty associated with the use of our models.

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

Single-Family Mortgage Credit Risk

Single-family mortgage credit risk is primarily influenced by the credit profile of the borrower of the mortgage (e.g., credit score, credit history, and monthly income relative to debt payments), documentation level, the number of borrowers, the features of the mortgage itself, the purpose of the mortgage, occupancy type, property type and value, the LTV ratio, and local and regional economic conditions, including home prices and unemployment rates.

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. In our contracts with individual seller/servicers, we may waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product, the property type and market value, and the occupancy type of the loan. Our single-family

131	Freddie Mac

loans are generally underwritten with a requirement for a maximum original LTV ratio of 95% (excluding jumbo conforming, cash-out refinance, and HARP mortgages). We prescribe maximum LTV ratio limits of 80% and 90% for cash-out refinancing and jumbo conforming mortgages, respectively. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards.”

We were significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2008 and 2009. During 2005 to 2007, financial institutions substantially increased origination and securitization of certain higher risk mortgage loans, such as subprime, option ARM, interest-only and Alt-A, and these loans comprised a much larger proportion of origination and securitization issuance volumes during 2006 and 2007, and to a lesser extent in 2005, as compared to prior or subsequent years. During this time, we increased our participation in the market for these products through our purchases of non-agency mortgage-related securities and through our loan securitization and guarantee activities. Our expanded participation in these products was driven by a combination of competing objectives and pressures, including meeting our affordable housing goals, competition, the desire to maintain or increase market share, and generating returns for investors. The mortgage market has changed considerably since 2007. Financial institutions have tightened their underwriting standards and the mortgage origination market is predominately comprised of fixed-rate amortizing loans.

During 2012, conditions in the mortgage market improved in most geographical areas, but continued to remain challenging. Many single-family mortgage loans, especially those originated from 2005 through 2008, have been affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment in many areas. Our serious delinquency rate remained high in 2012 compared to the rates we experienced in years prior to 2009, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans also remained at high levels during 2012.

The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of December 31, 2012 and for the year then ended.

Table 39 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At December 31, 2012						Year Ended December 31, 2012
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio(3)	Current LTV Ratio(4)	Current LTV Ratio >100%(4)(5)	Serious Delinquency Rate(6)	Percent of Credit Losses
Year of Origination
2012	22%	755	78%	76%	13%	0.05%	<1%
2011	14	753	72	67	4	0.26	<1
2010	15	751	72	68	4	0.53	2
2009	12	750	70	69	4	0.88	2

Combined-2009 to 2012	63	753	74	71	7	0.39	4

2008	6	719	74	88	28	6.80	9
2007	7	700	77	107	55	12.37	36
2006	5	705	75	104	50	11.37	25
2005	6	712	73	89	32	7.20	17

Combined-2005 to 2008	24	708	75	98	42	9.56	87

2004 and prior	13	715	72	56	6	3.20	9

Total	100%	737	74	75	15	3.25	100%

(1)	Based on the loans remaining in the portfolio at December 31, 2012, which totaled $1.6 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available.
(3)	See endnote (2) to “Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios.
(4)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(5)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(6)	See “Delinquencies” for further information about our reported serious delinquency rates.

Gains in home prices in many areas of the U.S. during 2012 led to improved current LTV ratios of the loans in our portfolio as of December 31, 2012. We estimate that as of December 31, 2012 and 2011, approximately 42% and 48%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of

132	Freddie Mac

those dates had current LTV ratios greater than 100%. Loans with current LTV ratios greater than 100% comprised 15% and 20%, of our single-family credit guarantee portfolio, based on UPB at December 31, 2012 and 2011, respectively, and comprised approximately 82% and 83% of our credit losses recognized in 2012 and 2011, respectively. As of December 31, 2012 and 2011, for the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 722 and 724, respectively.

We believe the replacement of the loans originated in 2005 to 2008 has positively impacted the payment performance, including the serious delinquency rates, of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring continues to be negatively affected by low demand for new purchase mortgage originations and a lengthy foreclosure process in many states. For the years ended December 31, 2012 and 2011, loans originated in 2005 through 2008 in our single-family credit guarantee portfolio comprised approximately 87% and 90%, respectively, of our credit losses.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $151,000 at both December 31, 2012 and 2011, respectively. We purchased or issued other guarantee commitments for approximately 2,036,000 and 1,519,000 single-family loans totaling $426.8 billion and $320.8 billion of UPB during 2012 and 2011, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Our guarantees related to second-lien mortgage loans in the single-family credit guarantee portfolio are insignificant. Approximately 96% of the single-family mortgages we purchased in 2012 were fixed-rate amortizing mortgages, based on UPB. Approximately 82% of the single-family mortgages we purchased in 2012 were refinance mortgages, including approximately 29% that were relief refinance mortgages, based on UPB.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including HARP loans, comprised an increasing proportion of the portfolio during 2012, and the proportion of loans originated prior to 2009 within the portfolio continued to decline.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during 2012. During 2012 and 2011, we purchased or guaranteed 1.7 million and 1.2 million, respectively, of single-family loans that were refinance mortgages totaling $351.1 billion and $249.5 billion in UPB, respectively. As of December 31, 2012 and 2011, there were approximately 10.9 million and 11.6 million loans, respectively, in our single-family credit guarantee portfolio, including 1.6 million and 1.1 million, respectively, of these that were relief refinance mortgages.

The tables below provide additional characteristics of single-family mortgage loans purchased during 2012, 2011 and 2010, and of our single-family credit guarantee portfolio at December 31, 2012, 2011, and 2010.

133	Freddie Mac

Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Year ended December 31,
	2012			2011			2010
	Relief Refi	All Other	Total	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range(2)
60% and below	4%	21%	25%	6%	23%	29%	6%	22%	28%
Above 60% to 70%	2	12	14	3	13	16	4	12	16
Above 70% to 80%	3	29	32	5	32	37	6	33	39
Above 80% to 100%	8	9	17	8	6	14	9	5	14
Above 100% to 125%	7	<1	7	4	<1	4	3	<1	3
Above 125%	5	<1	5	—	—	—	—	—	—

Total	29%	71%	100%	26%	74%	100%	28%	72%	100%

Weighted average original LTV ratio	97%	68%	76%	77%	67%	70%	77%	67%	70%

Credit Score(3)
740 and above	17%	55%	72%	16%	55%	71%	18%	53%	71%
700 to 739	6	11	17	5	13	18	5	13	18
660 to 699	4	4	8	3	5	8	3	5	8
620 to 659	1	1	2	1	1	2	1	1	2
Less than 620	1	<1	1	1	<1	1	1	<1	1
Not available	<1	<1	<1	<1	<1	<1	<1	<1	<1

Total	29%	71%	100%	26%	74%	100%	28%	72%	100%

Weighted average credit score:
Total mortgages	740	762	756	744	759	755	747	758	755

							Percent of Purchases During the Year ended December 31,
							2012	2011	2010
Loan Purpose
Purchase							18%	22%	20%
Cash-out refinance							15	18	21
Other refinance(4)							67	60	59

Total							100%	100%	100%

Property Type
Detached/townhome(5)							94%	94%	94%
Condo/Co-op							6	6	6

Total							100%	100%	100%

Occupancy Type
Primary residence							91%	92%	93%
Second/vacation home							4	4	4
Investment							5	4	3

Total							100%	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(3)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2012.
(4)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(5)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during 2012, 2011, and 2010, was $676 million, $376 million, and $403 million, respectively.

134	Freddie Mac

Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at December 31,(2)
	2012	2011	2010
Original LTV Ratio Range(3)
60% and below	22%	23%	23%
Above 60% to 70%	15	16	16
Above 70% to 80%	40	42	43
Above 80% to 100%	18	17	17
Above 100%	5	2	1

Total	100%	100%	100%

Weighted average original LTV ratio	74%	72%	71%
Estimated Current LTV Ratio Range(4)
60% and below	28%	25%	27%
Above 60% to 70%	14	12	12
Above 70% to 80%	21	18	17
Above 80% to 90%	13	15	16
Above 90% to 100%	9	10	10
Above 100% to 120%	8	10	10
Above 120%	7	10	8

Total	100%	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(5)	83%	79%	78%
All other mortgages	74%	80%	78%
Total mortgages	75%	80%	78%
Credit Score(6)
740 and above	56%	55%	53%
700 to 739	21	21	21
660 to 699	14	14	15
620 to 659	6	7	7
Less than 620	3	3	3
Not available	<1	<1	1

Total	100%	100%	100%

Weighted average credit score:
Relief refinance mortgages(5)	741	744	745
All other mortgages	736	734	732
Total mortgages	737	735	733
Loan Purpose
Purchase	27%	30%	31%
Cash-out refinance	24	27	29
Other refinance(7)	49	43	40

Total	100%	100%	100%

Property Type
Detached/townhome(8)	92%	92%	92%
Condo/Co-op	8	8	8

Total	100%	100%	100%

Occupancy Type
Primary residence	90%	91%	91%
Second/vacation home	5	5	5
Investment	5	4	4

Total	100%	100%	100%

(1)	Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at December 31, 2012, and $2 billion at both December 31, 2011, and 2010, respectively, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation because we generally do not receive data about them. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.
(4)	Current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(5)	Relief refinance mortgages of all LTV ratios comprised approximately 18%, 11%, and 7% of our single-family credit guarantee portfolio by UPB as of December 31, 2012, 2011, and 2010, respectively.
(6)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2012. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at December 31, 2012.
(7)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(8)	Includes manufactured housing and homes within planned unit development communities.

135	Freddie Mac

LTV Ratio

As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. The proportion of loans we purchased with original LTV ratios over 100% increased from approximately 4% of our single-family mortgage purchases (including HARP loans) in 2011 to 12% of our single-family mortgage purchases in 2012 due to the changes in HARP announced in the fourth quarter of 2011, which allow borrowers (whose loans we already hold in our single-family credit guarantee portfolio) with higher LTV ratios to refinance. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 15% and 20% at December 31, 2012 and 2011, respectively, and the serious delinquency rate for these loans was 12.7% and 12.8%, respectively.

Credit Score

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record. FICO scores are the most commonly used credit scores today. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. Credit scores presented within this Form 10-K are at the time of origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2012.

Loan Purpose

Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. In a purchase transaction, the funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. The percentage of home purchase loans in our loan acquisition volume remained at low levels during 2012, as low interest rates contributed to high refinance activity in 2012 and 2011. Cash-out refinancings generally have had a higher risk of default than mortgages originated in no cash-out, or rate and term, refinance transactions.

Property Type

Townhomes and detached single-family houses are the predominant type of single-family property. Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher percentage of first-time homebuyers and homebuyers whose purpose is for investment or for a second home. In practice, investors and second home borrowers often seek to finance the condominium purchase with loans having a higher original LTV ratio than other borrowers. Approximately 36% of the condominium loans within our single-family credit guarantee portfolio are in California, Florida, and Illinois, which are among the states that have been most adversely affected by the recent housing and economic downturn. Condominium loans comprised 15% of our credit losses during both 2012 and 2011, while these loans comprised 8% of our single-family credit guarantee portfolio at both December 31, 2012 and 2011.

Occupancy Type

Borrowers may purchase a home as a primary residence, second home or investment property that is typically a rental property. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or secondary residences.

Geographic Concentration

Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family credit guarantee portfolio. While our single-family credit guarantee portfolio remains broadly diversified across geographic regions, we were negatively impacted by overall home price declines in each region that began in 2006. Our credit losses continue to be greatest in those states that experienced significant cumulative declines

136	Freddie Mac

in property values since 2006, such as California, Florida, Nevada and Arizona. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information concerning the distribution of our single-family credit guarantee portfolio by geographic region.

Mortgages with Second Liens

The presence of a second lien can increase the risk that a borrower will default. A second lien reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first mortgage and second lien. As of December 31, 2012 and 2011, approximately 14% and 15%, respectively, of the loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage, and we estimate that these loans comprised 17% of our seriously delinquent loans at both dates, based on UPB. Borrowers are free to obtain second-lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.0 billion and $11.1 billion at December 31, 2012 and 2011, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. Certain mortgage product types, including interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. See “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who qualify for them. In a rising interest rate environment, balloon/reset and ARM borrowers typically default at a higher rate than fixed-rate borrowers. However, in recent years, during which interest rates have generally remained relatively low, our delinquency and default rates on adjustable-rate and balloon/reset mortgage loans have continued to be as high as, or higher than, those on fixed-rate loans because these borrowers also have been affected by declining housing and economic conditions and/or had other higher-risk characteristics. Effective January 1, 2013, we no longer purchase balloon/reset mortgages. Interest-only and option ARM loans are higher-risk mortgage products based on the features of these types of loans. See “Other Categories of Single-Family Mortgage Loans” below for additional information on higher-risk mortgages in our single-family credit guarantee portfolio.

For purposes of presentation within this Form 10-K and elsewhere in our reporting, we have categorized loans that have been modified under HAMP as fixed-rate loans, notwithstanding the rate adjustment provision of HAMP. Our HAMP loan modifications typically result in an initial below-market interest rate that after five years gradually adjusts to a new rate that is fixed for the remaining life of the loan. While HAMP loans have a rate adjustment provision, the future rates of the loans are determined at the time of modification rather than at a subsequent date.

The following paragraphs provide information on the interest-only, option ARM, adjustable-rate, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 3% and 4% of the UPB of our single-family credit guarantee portfolio at December 31, 2012 and 2011, respectively. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent

137	Freddie Mac

years since we no longer purchase them and many of these borrowers have completed foreclosure transfers, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).

The table below presents information for single-family mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2012 that contain interest-only payment terms. The reported balances in the table below are aggregated by interest-only loan product type and categorized by the year in which the loan begins to require payments of principal. At December 31, 2012, approximately 6% of these interest-only loans are scheduled to begin requiring payments of principal in 2013 or 2014. The timing of the actual change in payment terms may differ from those presented due to a number of factors, including refinancing.

Table 42 — Single-Family Loans Scheduled Payment Change to Include Principal by Year at December 31, 2012(1)

	2012 and Prior	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
ARM/interest-only	$13,113	$1,922	$978	$3,412	$5,500	$9,184	$4,804	$38,913
Fixed/interest-only	—	<1	13	281	1,475	7,544	2,006	11,319

Total	$13,113	$1,922	$991	$3,693	$6,975	$16,728	$6,810	$50,232

(1)	Based on the UPBs of mortgage products that contain interest-only provisions and that begin amortization of principal in each of the years shown. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes: (a) mortgage loans underlying Other Guarantee Transactions since the payment change information is not available to us for these loans; and (b) any mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to an amortizing loan product.

The table below presents the trend of serious delinquency information for single-family interest-only mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan begins to require payments of principal. Loans where the year of payment change is 2012 or prior have already changed to require payments of principal as of December 31, 2012; loans where the year of payment change is 2013 or later still require only payments of interest as of December 31, 2012 and will not require payments of principal until a future period.

T able 43 — Serious Delinquency Rates by Year of Payment Change to Include Principal(1)

	As of December 31,
Year of payment change:	2012	2011	2010

2010 and prior	7.97%	9.42%	11.53%
2011	14.92	18.96	19.65
2012	19.35	20.98	19.02
2013 and after	17.70	18.43	19.11

(1)	Based on loans remaining in the single-family guarantee portfolio as of December 31, 2012, 2011, and 2010, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to an amortizing loan product.

In recent years, interest-only loans experienced high serious delinquency rates well before reaching the dates at which the loans begin to require amortization of principal. We believe that interest-only loan performance during the last three years was more adversely affected by changes in employment, home prices, and other regional and macro-economic conditions, than by the increase in the borrower’s monthly payment (when the loans begin to require payments of principal). In addition, a number of these loans were categorized as Alt-A, due to reduced documentation standards at the time of loan origination. The overall serious delinquency rate for all interest-only loans in our single-family credit guarantee portfolio was 16.3% as of December 31, 2012. Approximately 74% of all interest-only loans in our single-family credit guarantee portfolio had not yet begun amortization of principal and 60% of all interest-only loans in our single-family credit guarantee portfolio had current LTV ratios greater than 100% as of December 31, 2012. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographical areas that have been most impacted by declines in home prices since 2006, we believe that the serious delinquency rate for interest-only loans will remain high in 2013.

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both December 31, 2012 and 2011, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $6.3 billion and $7.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at

138	Freddie Mac

December 31, 2012 and 2011, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of December 31, 2012 and 2011, approximately 8.1% and 5.5%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had completed a modification. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Adjustable-Rate Mortgage Loans

The table below presents information for single-family mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2012 that contain adjustable payment terms. The reported balances in the table below are aggregated by product type and categorized by year of the next scheduled contractual reset date. At December 31, 2012, approximately 57% of these loans have interest rates that are scheduled to reset in 2013 or 2014. The timing of the actual reset dates may differ from those presented due to a number of factors, including prepayments or exercising provisions within the terms of the mortgage (certain of which could delay or accelerate the timing of the reset date).

Table 44 — Single-Family Next Scheduled Adjustable-Rate Resets by Year at December 31, 2012(1)

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
ARMs/amortizing	$26,079	$1,371	$5,550	$10,099	$9,013	$16,417	$68,529
ARMs/interest-only(2)	31,065	2,189	1,850	1,492	1,818	499	38,913
Balloon/resets	126	9	5	—	<1	1	141

Total	$57,270	$3,569	$7,405	$11,591	$10,831	$16,917	$107,583

(1)	Based on the UPBs of mortgage products that contain adjustable-rate interest provisions and are scheduled to reset during the periods specified above. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes: (a) mortgage loans underlying Other Guarantee Transactions since rate reset information is not available to us for these loans; and (b) any amortizing ARM loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.
(2)	Reflects the UPB of interest-only loans that reset in each of the years shown. We report loans in the interest-only category if their original terms include interest-only provisions for a pre-determined period of time before the monthly payment changes to include amortization of principal. Includes $13.1 billion of loans that were interest-only at origination that have converted to include amortization of principal as of December 31, 2012.

The table below presents serious delinquency information for single-family adjustable-rate mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan first had an interest rate reset. Loans where the year of first interest rate reset is 2012 or prior have already had one or more interest rate resets as of December 31, 2012; loans where the year of first interest rate reset is 2013 or later have not yet had an interest rate reset as of December 31, 2012 and will not have an interest rate reset until a future period.

Table 45 — Serious Delinquency Rates by Year of First Rate Reset(1)

	As of December 31,
Year of payment change:	2012	2011	2010

2010 and prior	4.24%	4.84%	5.78%
2011	13.16	17.50	18.00
2012	19.45	22.70	22.70
2013 and after	4.90	6.61	9.15

(1)	Based on loans remaining in the single-family credit guarantee portfolio as of December 31, 2012, 2011, and 2010, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.

As shown in the table above, the trend in serious delinquency rates of adjustable-rate loans that experienced an interest rate reset during the last three years has not been significantly affected by the change in interest rate of the loan. Except for interest-only loans that began to amortize at the reset date, there were not significant increases to the borrowers’ payments when these loans reached their first reset dates because market interest rates have generally declined in recent years. Interest-only loans are a higher-risk mortgage product, which feature an increase in the monthly payment at the date of first reset which is not solely related to the contractual interest rate (i.e., when the monthly payment begins to include principal). In

139	Freddie Mac

recent years, ARM loans have experienced high serious delinquency rates well before reaching the dates at which the loans have reached their first rate reset. We believe that ARM loan performance during the last three years has been more adversely affected by changes in employment, home prices, and other regional and macro-economic conditions, than by changes in the interest rates of the loans. See “RISK FACTORS — Competitive and Market Risks — Changes in interest rates could negatively impact our results of operations, net worth and fair value of net assets” for additional information. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographical areas that have been most impacted by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2013.

Conforming Jumbo Loans

For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased $32.6 billion and $27.7 billion of conforming jumbo loans during the years ended December 31, 2012 and 2011, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of December 31, 2012 and 2011 was $55.5 billion and $49.8 billion, respectively, or 3% of the UPB of our single-family credit guarantee portfolio at both dates. The average size of these loans was approximately $531,000 and $545,000 at December 31, 2012 and 2011, respectively. See “BUSINESS — Our Business” for further information on the conforming loan limits.

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

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.0 billion and $2.3 billion of security collateral underlying our Other Guarantee Transactions at December 31, 2012 and 2011, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At December 31, 2012 and December 31, 2011, we held $44.4 billion and $49.0 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. These securities were structured to provide credit enhancements. Approximately 5% and 7% of these securities were investment grade at December 31, 2012 and 2011, respectively. The credit performance of loans underlying these securities has deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $73.7 billion as of December 31, 2012 from $94.3 billion as of December 31, 2011. The UPB of our Alt-A loans declined in 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full

140	Freddie Mac

documentation of assets and income before completing the modification. As of December 31, 2012 and 2011, approximately 11.8% and 8.8%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of December 31, 2012, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 714. Although Alt-A mortgage loans comprised approximately 5% of our single-family credit guarantee portfolio as of both December 31, 2012 and 2011, respectively, these loans represented approximately 23% and 28% of our credit losses during 2012 and 2011, respectively.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2012, we purchased approximately $22.1 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $6.8 billion during 2012.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2012 and 2011, we held investments of $14.8 billion and $16.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 11% and 15%, respectively, of these securities were categorized as investment grade. The credit performance of loans underlying these securities has deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

141	Freddie Mac

Table 46 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of December 31, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$355.3	101%	7.6%	7.5%
Categories (individual characteristics):
Alt-A	73.7	100	11.8	11.4
Interest-only(5)	50.2	110	0.3	16.3
Option ARM(6)	7.3	105	8.1	16.3
Original LTV ratio greater than 90%, non-HARP mortgages(7)	98.5	100	9.4	7.8
Original LTV ratio greater than 90%, HARP mortgages(7)	120.4	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.9	89	15.3	12.2

	As of December 31, 2011
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$342.9	105%	7.2%	9.3%
Categories (individual characteristics):
Alt-A	94.3	107	8.8	11.9
Interest-only(5)	72.0	120	0.2	17.6
Option ARM(6)	8.4	119	5.5	20.5
Original LTV ratio greater than 90%, non-HARP mortgages(7)	107.9	108	8.1	8.5
Original LTV ratio greater than 90%, HARP mortgages(7)	59.3	104	0.1	1.3
Lower FICO scores at origination (less than 620)(7)	55.6	93	13.4	12.9

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	See endnote (4) to “Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	When an interest-only loan is modified to require repayment of principal, the loan is removed from the interest-only category. The percentages of interest-only loans which have been modified at period end reflect loans that have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(7)	See endnotes (2) and (3) to “Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our presentation of FICO scores, respectively.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. Excluding HARP loans, the UPB of loans with these higher-risk characteristics in our single-family credit guarantee portfolio continued to decline in 2012 primarily due to repayments (including refinancing) and other liquidations, including completed foreclosure alternatives and foreclosure transfers. While the balance of our non-HARP mortgages with original LTV ratios greater than 90% declined during 2012 because of liquidations, our purchases of these loans increased because: (a) most mortgage insurance companies lowered their premiums in 2011 for certain higher-risk loans; and (b) in both 2011 and 2012, FHA implemented price increases in its mortgage insurance premium. These changes improved the economics for a borrower to obtain private mortgage insurance on a conforming loan as compared to the purchase of FHA insurance.

Loans within one or more of the higher-risk categories presented in the table above comprised approximately 22% and 20% of our single-family credit guarantee portfolio as of December 31, 2012 and 2011, respectively. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these characteristics increased to $355 billion as of December 31, 2012 from $343 billion as of December 31, 2011. This increase was due to increased purchases of loans with original LTV ratios greater than 90% primarily resulting from significant HARP activity in 2012. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 7.5% as of December 31, 2012 from 9.3% as of December 31, 2011.

Credit Enhancements

The portfolio information below excludes our holdings of non-Freddie Mac mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

142	Freddie Mac

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

At December 31, 2012 and 2011, our credit-enhanced mortgages represented 13% and 14%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. During 2012 and 2011, the percentage of our single-family loan purchases with credit enhancement coverage was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Since 2009, we have been purchasing significant amounts of HARP loans. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property.

We recognized recoveries from credit enhancements (excluding reimbursements for our expenses) of $1.6 billion and $1.8 billion that reduced our charge-offs of single-family loans during the years ended December 31, 2012 and 2011, respectively. These amounts included $1.5 billion and $1.7 billion during 2012 and 2011, respectively, in recognized recoveries associated with our primary and pool mortgage insurance policies. REO operations expenses included recoveries from credit enhancements of $0.1 billion and $0.3 billion during 2012 and 2011, respectively, primarily associated with our primary and pool mortgage insurance policies. The declines in our recoveries in 2012 compared to 2011 were primarily due to the effect of the weakened financial condition of several of our mortgage insurance counterparties, some of which have instituted plans of deferred payment obligation on our claims. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about pool insurance coverage and our mortgage loan insurers.

Certain of our single-family Other Guarantee Transactions utilize subordinated security structures as a form of credit enhancement. At December 31, 2012 and 2011, the UPB of single-family Other Guarantee Transactions with subordination coverage at origination was $3.0 billion and $3.3 billion, and the subordination coverage on these securities was $503 million and $647 million, respectively. At December 31, 2012 and 2011, the serious delinquency rate on single-family Other Guarantee Transactions with subordination coverage was 20.5% and 20.9%, respectively.

See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio.

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (e.g., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” for more information, including a description of our loan workouts (e.g., HAMP) and HARP. During 2012, we helped approximately 169,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 105,000 foreclosures.

143	Freddie Mac

Our seller/servicers have an active role in our loss mitigation efforts. A decline in their performance could impact the overall quality of our credit performance (including through missed opportunities for mortgage modifications), which could have significant effects on our ability to mitigate credit losses. The risk of such a decline in performance remains high. During 2012, we began to permit the transfer of servicing for certain groups of loans that were delinquent or were deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future. For more information, see “RISK FACTORS — Competitive and Market Risks — Seller/servicers may fail to perform their obligations to service loans in our single-family and multifamily mortgage portfolios or that their servicing performance could decline.”

Home Affordable Modification Program

HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required to be at least three months. After the final trial-period payment is received by our servicer the borrower and servicer will enter into the modification.

Based on information provided by the MHA Program administrator, our servicers had completed more than 217,000 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2012, compared to approximately 181,000 cumulative HAMP completions as of December 31, 2011. The number of our loans in the HAMP trial period declined to 9,440 as of December 31, 2012 from 12,802 as of December 31, 2011. We expect fewer borrowers will initiate HAMP modifications during 2013 than 2012 because a large number of the delinquent borrowers that were eligible for the program have already completed the trial period or attempted to do so, but failed.

Approximately 27% of our loans in the HAMP trial period as of December 31, 2012 have been in the trial period for more than the minimum duration of three months. Based on information provided by the MHA Program administrator, the average length of the trial period for loans in the program as of December 31, 2012 was 5 months. For information about the percentage of completed loan modifications that remained current, see “Table 49 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

As of December 31, 2012, the borrower’s monthly payment was reduced on average by an estimated $536, which amounts to an average of $6,432 per year, and a total of $1.4 billion in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

The costs we incur related to HAMP have been, and will likely continue to be, significant. We incurred $177 million and $214 million of servicer incentive expenses during 2012 and 2011, respectively. We also incurred borrower incentives which are included within our provision for credit losses on our consolidated statements of comprehensive income. We have the potential to incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP. Other costs of this program include:

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

144	Freddie Mac

Non-HAMP Standard Modifications

In late 2011, we implemented a new non-HAMP standard loan modification initiative; this replaced our previous non-HAMP modification initiative. During 2012 approximately 29,000 borrowers having loans with aggregate UPB of $6.0 billion had completed this type of modification, and as of December 31, 2012, approximately 15,000 borrowers were in the modification trial period. Our completed modification volume under the new standard modification initiative during 2012 was below what otherwise would be expected, as servicers completed the transition to the new initiative and borrowers completed the trial period.

We expect that the costs we incur related to our new non-HAMP standard loan modifications will likely be significant. These costs will be similar to those described above under “Home Affordable Modification Program” relating to: (a) bearing the full cost of monthly payment reductions; (b) paying initial incentive fees to servicers; and (c) the potential for delaying the resolution of loans through the foreclosure process.

Relief Refinance Mortgage Initiative and Home Affordable Refinance Program

Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. HARP is targeted at borrowers with current LTV ratios above 80%; however, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate.

In October 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgages. We subsequently made similar changes to the relief refinance mortgage initiative for loans with LTV ratios of 80% and less.

The volume of our purchases of HARP loans more than doubled during 2012, compared to 2011, driven by historically low interest rates and the revisions to the program implemented in 2012 that expanded eligibility and reduced operational complexities for originators.

We believe that relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

•

underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008;

•	many of these loans have higher LTV ratios (i.e., greater than 90%), which can increase the possibility of default and increase the amount of our loss if the borrower does default;

•	HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%; and

•

beginning with changes announced in the fourth quarter of 2011, we have relieved the lenders of certain representations and warranties on the original mortgage being refinanced, which limits our ability to seek recovery or repurchase from the seller for breach.

We believe that relief refinance mortgages (including HARP loans) generally have lower risk to us than loans remaining in our single-family credit guarantee portfolio that were originated prior to 2009 with similar characteristics because:

•

under the relief refinance initiative, borrowers must meet eligibility requirements, such as having no more than one late payment within the previous 12 months and no late payments within the six months prior to refinancing; and

•

the refinanced loan generally has lower required total payments, reflecting a lower interest rate than the original loan. In addition, many relief refinance loans may have shorter terms compared to the original loan or have fixed (rather than adjustable) rates.

The substantial majority of relief refinance mortgages we purchased in 2012 (including approximately $74 billion in UPB of HARP loans) have reduced representations and warranties. However, our seller/servicers remain obligated to follow the underwriting standards for the relief refinance initiative and to service these loans in accordance with our mortgage servicing standards. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. The following table provides information about the volume of our relief refinance purchases during 2012 and 2011 as well as information about the balance and serious delinquency rates of these loans as of December 31, 2012 and 2011.

145	Freddie Mac

Table 47 — Single-Family Relief Refinance Loans(1)

	Year Ended December 31, 2012			Year Ended December 31, 2011
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$20,364	98,559	$207,000	$—	—	$—
Above 100% to 125% LTV ratio	29,648	144,529	205,000	13,263	59,330	224,000
Above 80% to 100% LTV ratio	36,886	191,208	193,000	26,477	125,619	211,000
Other (80% and below LTV ratio)	35,870	252,569	142,000	42,304	267,636	158,000

Total relief refinance mortgages	$122,768	686,865	179,000	$82,044	452,585	181,000

	As of December 31, 2012			As of December 31, 2011
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$20,163	98,371	0.29%	$—	—	—%
Above 100% to 125% LTV ratio	52,761	251,497	1.20	25,538	113,760	1.46
Above 80% to 100% LTV ratio	100,122	499,125	1.00	74,132	345,865	0.92
Other (80% and below LTV ratio)	114,164	774,212	0.32	100,861	621,720	0.23

Total relief refinance mortgages	$287,210	1,623,205	0.66%	$200,531	1,081,345	0.58%

(1)	Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions. Prior period amounts have been revised to conform to current period presentation.
(2)	Rounded to the nearest thousand.

Relief refinance mortgages comprised approximately 35% and 33% of our total refinance volume during 2012 and 2011, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) represented approximately 20% and 12% of our total single-family credit guarantee portfolio purchases during 2012 and 2011, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 18% and 11% of the UPB in our total single-family credit guarantee portfolio at December 31, 2012 and 2011, respectively.

Home Affordable Foreclosure Alternatives Program

HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a HAMP trial period, failed to complete their HAMP trial period, or defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. We completed a small number of HAFA transactions on our single-family mortgage loans during 2012 and 2011.

Hardest Hit Fund

In 2010, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create unemployment assistance initiatives to help homeowners in those states that have been hit hardest by the housing crisis and economic downturn. To the extent our borrowers participate in the HFA unemployment assistance programs and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency. Based on information provided to us by our seller/servicers, we believe participation in these programs by our borrowers was limited in 2012 and 2011.

Loan Workout Volumes and Modification Performance

The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the years ended December 31, 2012, 2011, and 2010.

146	Freddie Mac

Table 48 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Years Ended December 31,
	2012		2011		2010
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	533	$95	4,371	$778	4,639	$799
with term extension	3,894	313	16,354	3,011	20,664	3,602
with reduction of contractual interest rate and, in certain cases, term extension	38,871	6,246	68,584	15,231	114,686	25,277
with rate reduction, term extension and principal forbearance	26,283	8,483	19,865	5,319	30,288	7,915

Total loan modifications(3)	69,581	15,137	109,174	24,339	170,277	37,593
Repayment plans(4)	33,350	4,746	33,421	4,787	31,210	4,523
Forbearance agreements(5)	13,026	2,557	19,516	3,821	34,594	7,156

Total home retention actions	115,957	22,440	162,111	32,947	236,081	49,272

Foreclosure alternatives:
Short sale	51,972	11,626	45,623	10,524	38,773	9,109
Deed in lieu of foreclosure transactions	1,036	179	540	94	402	63

Total foreclosure alternatives	53,008	11,805	46,163	10,618	39,175	9,172

Total single-family loan workouts	168,965	$34,245	208,274	$43,565	275,256	$58,444

Seriously delinquent loan additions	305,449		374,970		502,710

Single-family foreclosures(6)	105,060		121,751		142,877

Seriously delinquent loans, at period end	352,860		414,134		462,439

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 15,467 and 21,382 borrowers as of December 31, 2012 and 2011, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced a decline in home retention actions, particularly loan modifications, in 2012 compared to 2011; however, the volume of our modifications that include forbearance of principal and the portion of our modification volume that was non-HAMP-related both increased in 2012 compared to 2011. We attribute the increase in the portion of our modification volume that was non-HAMP-related to the introduction of our non-HAMP standard modification in late 2011. The decline in the total volume of completed loan modifications was primarily due to improved loan performance, which resulted in a reduction in the volume of loans transitioning to serious delinquency, as well as the fact that a large number of troubled borrowers have already completed loan modifications or foreclosure alternatives. While our overall loan workout volume declined more than 18% in 2012, our foreclosure alternative volume increased 15%, compared to 2011. We expect the volume of foreclosure alternatives will remain high in 2013 primarily because we offer incentives to servicers to complete short sales instead of foreclosures. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Servicing Alignment Initiative.”

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $75 billion as of December 31, 2012 from $69 billion as of December 31, 2011. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.4% and 2.9% of our single-family credit guarantee portfolio as of December 31, 2012 and December 31, 2011, respectively. For the year ended December 31, 2012, approximately 55% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 115% at December 31, 2012. The serious delinquency rate on these loans was 16.6% as of December 31, 2012.

147	Freddie Mac

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

Table 49 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010
Time since modification-
3 to 5 months	87%	89%	89%	89%	86%	87%	86%	85%
6 to 8 months		85	84	85	84	82	83	82
9 to 11 months			81	81	81	82	79	78
12 to 14 months				79	78	79	80	76
15 to 17 months					76	75	77	76
18 to 20 months						74	74	74
21 to 23 months							73	71
24 to 26 months								71

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010
Time since modification-
3 to 5 months	82%	84%	72%	78%	73%	76%	78%	80%
6 to 8 months		79	64	69	70	67	69	71
9 to 11 months			60	62	64	67	63	66
12 to 14 months				58	59	62	64	61
15 to 17 months					56	57	60	63
18 to 20 months						56	57	60
21 to 23 months							55	56
24 to 26 months								56

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011	4Q 2010
Time since modification-
3 to 5 months	84%	87%	85%	86%	81%	83%	83%	82%
6 to 8 months		83	80	80	79	77	77	76
9 to 11 months			77	75	75	76	73	72
12 to 14 months				73	71	73	73	68
15 to 17 months					69	69	70	69
18 to 20 months						68	67	67
21 to 23 months							66	64
24 to 26 months								63

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

As of December 31, 2012, the percentage of our modified loans that have become seriously delinquent (i.e., three months or more delinquent or in foreclosure), transitioned to REO, or completed a loss-producing foreclosure alternative, for all of our single-family loan modifications (including those under HAMP) completed during the first nine months of 2012, and full years of 2011, 2010 and 2009, was 7%, 20%, 27%, and 54%, respectively. Many of the borrowers that received modifications in 2009 were negatively affected by worsening economic conditions after their modification, including high unemployment rates during the last several years. As of December 31, 2012, the percentage of our HAMP modifications that have become seriously delinquent (i.e., three months or more delinquent or in foreclosure), transitioned to REO, or completed a loss-producing foreclosure alternative, during the first nine months of 2012, and full years of 2011, 2010, and 2009, was approximately 5%, 14%, 22%, and 25%, respectively.

Approximately $45 billion in UPB of our completed HAMP loan modifications at December 31, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. As a result, the risk of redefault may increase for these borrowers due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the modified loan. A significant number of HAMP loan modifications were completed in 2010 and these loans will begin to experience their scheduled rate increases in 2015.

148	Freddie Mac

Credit Performance

Delinquencies

We report single-family serious delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans that have been modified are not counted as seriously delinquent as long as the borrower is less than three monthly payments past due under the modified terms. Single-family loans for which the borrower is subject to a forbearance agreement or a repayment plan will continue to reflect the past due status of the borrower. To the extent our borrowers participate in the HFA unemployment assistance initiatives and the full contractual payment is made by an HFA, a borrower’s mortgage delinquency status will remain static and will not fall into further delinquency.

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

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These delays lengthen the period of time in which loans remain in seriously delinquent status, as the delays extend the time it takes for seriously delinquent loans to be modified, foreclosed upon or otherwise resolved and thus transition out of seriously delinquent status. As a result, we believe our single-family serious delinquency rates were higher in 2012 and 2011 than they otherwise would have been.

Many of the seriously delinquent loans that remained in our single-family credit guarantee portfolio at December 31, 2012 have been delinquent for a considerable period of time, particularly in states with a judicial foreclosure process. Loans that have been delinquent for more than six months are more challenging to resolve as many of these borrowers are not eligible for modifications and are in geographic areas where the foreclosure process is subject to judicial review or has lengthened. As of December 31, 2012 and 2011, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 70%, respectively. As of December 31, 2012 and 2011, the percentage of seriously delinquent loans located in states with a judicial foreclosure process that have been delinquent for more than one year was 61% and 57%, respectively, and the percentage delinquent for more than two years was 37% and 27%, respectively. As of December 31, 2012 and 2011, the percentage of seriously delinquent loans located in states with a non-judicial foreclosure process that have been delinquent for more than one year was 36% and 35%, respectively, and the percentage delinquent for more than two years was 15% and 11%, respectively.

149	Freddie Mac

The table below presents serious delinquency rates for our single-family credit guarantee portfolio.

Table 50 — Single-Family Serious Delinquency Rates

	As of December 31,
	2012		2011		2010
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate
Single-family:
Non-credit-enhanced	87%	2.66%	86%	2.84%	85%	3.01%
Credit-enhanced(1)	13	7.34	14	8.03	15	8.27

Total single-family credit guarantee portfolio(2)	100%	3.25	100%	3.58	100%	3.84

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of December 31, 2012, 2011, and 2010, approximately 68%, 68%, and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined to 3.25% as of December 31, 2012, from 3.58% as of December 31, 2011 continuing the trend of improvement that began in 2010. Our serious delinquency rate remains high compared to the rates in years prior to 2009 due to weakness in home prices in the last several years, persistently high unemployment in many areas, extended foreclosure timelines, and continued challenges faced by servicers in processing large volumes of problem loans, including adjusting their processes to accommodate changes in servicing standards, such as those dictated by legislative or regulatory authorities. In addition, our serious delinquency rate at December 31, 2012 was higher than it otherwise would have been due to the decline in the size of our single-family credit guarantee portfolio during 2012, as this rate is calculated on a smaller number of loans at the end of the period.

Serious delinquency rates for interest-only and option ARM products, which together represented approximately 3% of our total single-family credit guarantee portfolio at December 31, 2012, were both 16.3% as compared with 17.6% and 20.5%, respectively, at December 31, 2011. Serious delinquency rates of single-family fixed rate, amortizing loans with a term of 20 years or more, a more traditional mortgage product, were approximately 3.7% and 3.9% at December 31, 2012 and 2011, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. In certain states, our single-family serious delinquency rates have remained persistently high. As of December 31, 2012, single-family loans in Arizona, California, Florida, and Nevada comprised 25% of our single-family credit guarantee portfolio, and the serious delinquency rate of loans in these states was 5.0%. As of December 31, 2012, seriously delinquent loans in the states of Florida, California, New York, New Jersey, and Illinois collectively comprised approximately 47% of the seriously delinquent loans in our single-family credit guarantee portfolio. During 2012, we also continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years and those borrowers have been more susceptible to the declines in home prices and weak economic conditions since 2006.

150	Freddie Mac

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 51 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of December 31, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$30	$386	$416	82%	5.4%	5.0%
All other states	44	1,178	1,222	73	2.9	2.8
Year of origination:
2012	—	364	364	76	—	0.1
2011	—	226	226	67	<0.1	0.3
2010	—	237	237	68	0.1	0.5
2009	<1	205	205	69	0.3	0.9
2008	6	73	79	88	7.4	6.8
2007	22	97	119	107	14.9	12.4
2006	20	69	89	104	13.4	11.4
2005	14	87	101	89	7.5	7.2
2004 and prior	12	206	218	56	3.3	3.2

	As of December 31, 2011
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$38	$406	$444	93%	4.6%	6.2%
All other states	56	1,246	1,302	75	2.5	2.9
Year of origination:
2011	—	250	250	70	—	0.1
2010	—	324	324	71	<0.1	0.3
2009	<1	315	315	72	0.1	0.5
2008	7	113	120	92	4.4	5.7
2007	29	138	167	113	10.2	11.6
2006	25	99	124	112	9.3	10.8
2005	18	124	142	96	5.1	6.5
2004 and prior	15	289	304	61	2.5	2.8

	2012			2011
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$1,816	$4,526	$6,342	$2,641	$5,081	$7,722
All other states	886	4,397	5,283	1,050	4,209	5,259
Year of origination:
2012	—	4	4	N/A	N/A	N/A
2011	—	44	44	—	2	2
2010	—	155	155	—	62	62
2009	<1	219	219	<1	177	177
2008	97	949	1,046	102	903	1,005
2007	1,015	3,127	4,142	1,455	3,245	4,700
2006	952	2,009	2,961	1,314	2,328	3,642
2005	537	1,460	1,997	713	1,566	2,279
2004 and prior	101	956	1,057	107	1,007	1,114

(1)	See endnote (4) to “Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.
(3)	Represents the four states with the largest cumulative declines in home prices since 2006 as measured using Freddie Mac’s home price index.

151	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of December  31, 2012 and 2011.

Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	December 31, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.3%	0.8%	13.4%	0.9%	22.9%	2.7%	18.8%	13.4%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	9.5	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.5	<0.1	26.7	0.1	11.4	14.1
Interest-only(5)	<0.1	15.0	<0.1	20.8	0.1	33.6	0.1	0.6	27.6
Other(6)	<0.1	4.0	<0.1	8.4	<0.1	14.9	<0.1	4.9	5.7

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.2	5.5	1.3	9.7	1.7	18.8	5.2	13.8	9.8
15- year amortizing fixed-rate	0.6	2.5	<0.1	5.1	<0.1	8.4	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.1	0.1	11.7	0.1	23.7	0.3	2.6	10.9
Interest-only(5)	<0.1	10.7	0.1	17.2	0.2	30.0	0.3	0.5	24.4
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	7.0	<0.1	1.9	4.7

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	40.1	1.1	17.0	2.9	9.8	9.4	66.9	3.3	2.6
15- year amortizing fixed-rate	14.7	0.4	1.0	0.9	0.3	2.3	16.0	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.6	0.5	15.4	4.2	0.6	3.4
Interest-only(5)	0.4	4.2	0.7	9.7	1.6	20.6	2.7	0.2	15.0
Other(6)	<0.1	1.9	0.1	1.5	0.1	2.5	0.2	0.7	1.9

Total FICO scores >= 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	43.4	1.7	19.1	4.0	12.6	11.8	75.1	4.9	3.7
15- year amortizing fixed-rate	15.4	0.6	1.1	1.2	0.3	2.8	16.8	0.1	0.6
ARMs/adjustable rate(4)	3.3	1.6	0.8	5.8	0.6	17.1	4.7	1.2	4.3
Interest-only(5)	0.5	4.9	0.8	10.7	1.8	22.0	3.1	0.2	16.3
Other(6)	0.1	9.6	0.1	6.8	0.1	10.2	0.3	7.9	8.9

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.2%	10.4%	0.2%	18.1%	0.6%	14.8%	10.5%
Northeast	0.5	10.4	0.2	19.7	0.2	30.6	0.9	16.6	16.1
Southeast	0.2	7.9	0.2	13.5	0.3	27.7	0.7	16.0	14.5
Southwest	0.2	5.2	0.1	11.2	<0.1	19.5	0.3	10.6	7.4
West	0.2	4.9	0.1	10.2	0.3	17.3	0.6	18.0	10.1

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
North Central	0.5	3.9	0.3	7.7	0.4	14.5	1.2	10.2	7.5
Northeast	0.9	6.6	0.4	14.4	0.4	25.8	1.7	11.1	11.5
Southeast	0.5	5.4	0.3	10.2	0.5	23.9	1.3	11.0	11.3
Southwest	0.5	3.3	0.2	7.6	0.1	14.5	0.8	6.8	4.8
West	0.5	3.4	0.3	8.0	0.6	16.1	1.4	14.2	8.3

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores >=660:
North Central	9.4	0.7	4.4	2.2	2.3	7.0	16.1	1.9	1.7
Northeast	15.9	1.2	5.2	4.6	1.9	14.2	23.0	2.0	2.6
Southeast	8.3	1.3	3.5	3.3	3.0	14.2	14.8	2.5	3.7
Southwest	8.0	0.7	2.1	2.0	0.3	5.9	10.4	1.1	1.0
West	16.6	0.6	4.3	2.8	4.8	9.1	25.7	3.4	2.3

Total FICO scores >= 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
North Central	10.1	1.0	4.8	3.0	3.0	9.0	17.9	3.0	2.5
Northeast	17.1	1.9	5.9	6.1	2.5	17.6	25.5	3.3	3.8
Southeast	9.1	1.9	4.0	4.5	3.8	16.7	16.9	4.0	5.0
Southwest	8.9	1.1	2.5	3.2	0.4	9.3	11.8	2.1	1.7
West	17.5	0.8	4.7	3.3	5.7	10.2	27.9	4.4	2.8

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

152	Freddie Mac

	As of December 31, 2011
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	0.9%	8.1%	0.8%	13.4%	1.0%	23.7%	2.7%	16.6%	14.2%
15- year amortizing fixed-rate	0.2	4.2	<0.1	10.1	<0.1	17.6	0.2	1.2	4.7
ARMs/adjustable rate(4)	0.1	10.8	<0.1	17.2	<0.1	25.4	0.1	9.8	15.4
Interest only(5)	<0.1	16.0	<0.1	22.4	0.1	34.9	0.1	0.4	30.3
Other(6)	<0.1	3.6	<0.1	7.4	0.1	14.1	0.1	4.2	5.6

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.0	5.2	1.5	8.9	2.0	18.4	5.5	11.5	10.1
15- year amortizing fixed-rate	0.6	2.5	<0.1	6.1	<0.1	15.1	0.6	0.6	2.8
ARMs/adjustable rate(4)	0.1	5.5	0.1	11.7	0.1	23.6	0.3	2.0	12.6
Interest only(5)	<0.1	10.4	0.1	18.6	0.3	31.7	0.4	0.3	27.2
Other(6)	<0.1	2.8	<0.1	4.8	<0.1	5.5	<0.1	1.4	4.5

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	34.6	1.0	20.3	2.4	12.4	9.2	67.3	2.7	2.8
15- year amortizing fixed-rate	13.1	0.4	1.0	1.1	0.2	6.0	14.3	0.1	0.5
ARMs/adjustable rate(4)	2.5	1.1	0.8	4.3	0.8	14.8	4.1	0.5	4.5
Interest only(5)	0.4	3.7	0.7	9.2	2.5	20.7	3.6	0.2	16.2
Other(6)	<0.1	2.0	<0.1	2.0	0.1	2.0	0.1	0.5	2.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	37.7	1.6	22.5	3.4	15.6	11.5	75.8	4.1	3.9
15- year amortizing fixed-rate	13.8	0.6	1.1	1.5	0.2	7.3	15.1	0.1	0.7
ARMs/adjustable rate(4)	2.7	1.8	1.0	5.5	0.9	16.4	4.6	1.0	5.5
Interest only(5)	0.5	4.4	0.8	10.5	2.8	22.2	4.1	0.2	17.6
Other(6)	0.1	8.9	0.1	8.4	0.2	8.4	0.4	6.8	8.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

By Region(8)
FICO scores < 620:
North Central	0.2%	6.3%	0.2%	11.7%	0.2%	20.1%	0.6%	13.4%	12.0%
Northeast	0.4	9.3	0.2	19.0	0.3	28.9	0.9	14.3	14.9
Southeast	0.2	7.9	0.2	13.9	0.3	29.5	0.7	13.9	15.9
Southwest	0.2	5.1	0.1	11.0	0.1	19.5	0.4	9.4	8.0
West	0.2	4.6	0.1	9.1	0.3	19.5	0.6	16.2	11.8

Total FICO scores < 620	1.2	7.0	0.8	13.5	1.2	24.1	3.2	13.4	12.9

FICO scores of 620 to 659:
North Central	0.5	4.0	0.3	8.2	0.5	15.1	1.3	8.7	8.4
Northeast	0.8	5.8	0.5	12.9	0.4	23.3	1.7	9.1	10.3
Southeast	0.5	5.2	0.3	9.5	0.6	24.1	1.4	9.1	12.2
Southwest	0.5	3.1	0.3	7.0	0.1	13.6	0.9	5.9	5.1
West	0.4	3.1	0.3	6.8	0.8	17.6	1.5	12.0	10.0

Total FICO scores of 620 to 659	2.7	4.4	1.7	9.1	2.4	19.4	6.8	8.9	9.4

FICO scores of >=660:
North Central	8.5	0.7	4.7	2.3	2.8	7.4	16.0	1.6	2.0
Northeast	14.9	1.0	5.7	3.9	2.0	12.6	22.6	1.6	2.3
Southeast	7.1	1.2	3.9	2.8	3.8	14.4	14.8	2.1	4.2
Southwest	7.4	0.6	2.7	2.0	0.4	6.2	10.5	0.9	1.1
West	12.7	0.5	5.8	1.7	7.0	10.1	25.5	2.9	3.0

Total FICO scores >= 660	50.6	0.8	22.8	2.6	16.0	10.8	89.4	1.9	2.6

Total FICO scores not available	0.3	4.8	0.2	11.9	0.1	21.4	0.6	5.5	8.9

All FICO scores:
North Central	9.1	1.0	5.3	3.2	3.6	9.5	18.0	2.6	2.9
Northeast	16.1	1.6	6.4	5.3	2.7	15.8	25.2	2.7	3.4
Southeast	7.9	1.8	4.4	4.0	4.7	16.8	17.0	3.4	5.5
Southwest	8.2	1.1	3.2	3.1	0.6	9.4	12.0	1.8	1.8
West	13.5	0.7	6.2	2.1	8.1	11.3	27.8	3.8	3.6

Total single-family credit guarantee portfolio(7)	54.8%	1.3%	25.5%	3.6%	19.7%	12.8%	100.0%	2.9%	3.6%

(1)	The current LTV ratios are our estimates. See endnote (4) to “Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 51 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (6) to “Table 41 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

153	Freddie Mac

The table below presents foreclosure and short sale rate information for loans in our single-family credit guarantee portfolio based on year of origination.

T able 53 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of December 31,
	2012		2011	2010
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Foreclosure and Short Sale Rate(1)	Foreclosure and Short Sale Rate(1)
2012	22%	<0.01%	N/A	N/A
2011	14	0.06	—%	N/A
2010	15	0.20	0.05	—%
2009	12	0.34	0.17	0.04

Combined — 2009 to 2012	63	0.17	0.08	0.02

2008	6	3.26	2.23	1.26
2007	7	9.74	7.49	4.92
2006	5	8.66	6.95	5.00
2005	6	5.11	4.07	2.95

Combined — 2005 to 2008	24	6.87	5.35	3.66

2004 and prior(2)	13	1.20	1.04	0.88

Total	100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to December 31, 2012, 2011, and 2010, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.
(2)	The foreclosure and short sale rate presented for loans originated in 2004 and prior represents the rate associated with loans originated in 2000 through 2004.

Loans originated from 2005 through 2008 have experienced higher foreclosure and short sale rates as compared to our historical experience. We attribute this performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination.

Multifamily Mortgage Credit Risk

To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) underwriting standards and processes we believe to be prudent; (b) selling significant portions of the expected credit risk through subordination by issuance of our multifamily K Certificates; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. See “BUSINESS — Our Business Segments — Multifamily Segment” for information on our multifamily underwriting standards. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio.

154	Freddie Mac

The table below provides certain attributes of our multifamily mortgage portfolio at December 31, 2012 and 2011.

Table 54 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(dollars in billions)
Original LTV ratio(2)
Below 75%	$87.6	$78.8	0.04%	0.10%
75% to 80%	34.0	30.9	0.22	0.08
Above 80%	5.8	6.4	2.31	2.34

Total	$127.4	$116.1	0.19%	0.22%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates
2012	N/A	$3.0	N/A	1.35%
2013	$3.3	5.6	0.90%	—
2014	5.8	7.6	—	0.03
2015	9.8	11.0	0.53	0.17
2016	13.0	13.5	0.05	0.06
Beyond 2016	95.5	75.4	0.17	0.25

Total	$127.4	$116.1	0.19%	0.22%

Year of Acquisition or Guarantee(3)
2004 and prior	$9.2	$12.4	0.35%	0.40%
2005	6.5	7.2	0.17	0.20
2006	9.5	10.8	—	0.25
2007	17.8	19.8	0.86	0.74
2008	16.6	20.6	0.30	0.09
2009	12.2	13.8	—	—
2010	12.0	12.7	—	—
2011	17.0	18.8	—	—
2012	26.6	N/A	—	N/A

Total	$127.4	$116.1	0.19%	0.22%

Current Loan Size
Above $25 million	$48.5	$42.8	0.06%	0.06%
Above $5 million to $25 million	70.0	64.0	0.26	0.31
$5 million and below	8.9	9.3	0.37	0.31

Total	$127.4	$116.1	0.19%	0.22%

Legal Structure
Unsecuritized loans	$76.6	$82.3	0.08%	0.10%
Freddie Mac mortgage-related securities	41.4	24.2	0.41	0.64
Other guarantee commitments	9.4	9.6	0.13	0.18

Total	$127.4	$116.1	0.19%	0.22%

Credit Enhancement
Credit-enhanced	$47.8	$31.6	0.36%	0.52%
Non-credit-enhanced	79.6	84.5	0.10	0.11

Total	$127.4	$116.1	0.19%	0.22%

Payment Type
Interest-only	$22.8	$24.2	0.05%	0.16%
Partial interest-only(4)	29.8	21.4	0.05	0.22
Amortizing	74.8	70.5	0.30	0.25

Total	$127.4	$116.1	0.19%	0.22%

(1)	See “Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Original LTV ratios are calculated as the UPB of the mortgage, divided by the lesser of the appraised value of the property at the time of mortgage origination or, except for refinance loans, the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded in the LTV ratio calculation. We do not permit second lien financing with third parties on our multifamily loans without our prior consent.
(3)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.
(4)	Represent loans that have an interest-only period and where the borrower’s payments were interest-only at the respective reporting date. Loans which have reached the end of their interest-only period by the respective reporting date have converted to, and are classified as, amortizing loans.

155	Freddie Mac

Multifamily Product Types

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (on a full or partial basis); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have balloon maturities ranging from five to ten years. At December 31, 2012 and 2011, approximately 59% and 61%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of December 31, 2012 and 2011, approximately 23% and 18%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Of the $127.4 billion in UPB of our multifamily mortgage portfolio as of December 31, 2012, only 3% and 5% will mature during 2013 and 2014, respectively, and the remaining 92% will mature in 2015 and beyond.

Multifamily Credit Enhancements

Our primary business model in the multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. Substantially all of our multifamily K Certificates use subordination in order to provide credit enhancement to the most senior classes of these securities, which we guarantee. Subordinated classes are allocated credit losses prior to the senior classes. As a result, a significant portion of our expected credit risk associated with these loans is sold in subordinated tranches to third-party investors, thereby substantially reducing our credit risk. At December 31, 2012 and 2011, the UPB of guaranteed multifamily K Certificates with subordination coverage was $36.7 billion and $19.7 billion, and the average subordination coverage on these securities was 17% and 15%, respectively. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio as of December 31, 2012 and 2011.

Delinquencies and Loss Mitigation Activities

Our multifamily delinquency rates include all multifamily loans that we own, that are collateral for Freddie Mac securities, and that are covered by our other guarantee commitments, except financial guarantees that are backed by HFA bonds due to the credit enhancement provided by the U.S. government. We report multifamily delinquency rates based on UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans that have been modified are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms.

Our multifamily mortgage portfolio delinquency rate was 0.19% at December 31, 2012 and 0.22% at December 31, 2011. Our delinquency rate for credit-enhanced loans was 0.36% and 0.52% at December 31, 2012 and 2011, respectively, and for non-credit-enhanced loans was 0.10% and 0.11% at December 31, 2012 and 2011, respectively. As of December 31, 2012, more than one-half of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.

Our delinquency rates have remained low compared to other industry participants, which we believe to be, in part, the result of our prudent underwriting standards and practices versus those used by others in the industry. Our delinquency rates for multifamily loans are positively affected to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through loan modifications or entering into a forbearance agreement. For loans for which we are the master servicer, if a borrower is in distress, we may offer a workout option to the borrower. For example, we may modify the terms of a multifamily mortgage loan (e.g., short-term loan extension of up to 12 months), which gives the borrower an opportunity to bring the loan current and retain ownership of the property. These arrangements are made with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about loss mitigation

156	Freddie Mac

activities that we have classified as TDRs and subsequent performance information of these loans. As a result of the positive market fundamentals and continued strong portfolio performance, we expect our multifamily credit losses and delinquency rate to remain relatively low in 2013.

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and REO assets, net. Non-performing assets also include multifamily loans that are deemed impaired based on management judgment. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. We did not accrue interest on any loans three monthly payments or more past due in 2012 and 2011.

We classify TDRs as those loans where we have granted a concession to a borrower that is experiencing financial difficulties. Modified loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further information about our TDRs.

The table below provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 55 — Non-Performing Assets(1)

	December 31,
	2012	2011	2010	2009	2008
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:(2)
Less than three monthly payments past due	$65,784	$44,440	$26,612	$711	$484
Seriously delinquent	22,008	11,639	3,144	477	163
Multifamily TDRs(3)	815	893	911	229	150

Total TDRs	88,607	56,972	30,667	1,417	797
Other seriously delinquent single-family loans(4)	39,711	63,205	84,272	12,106	5,590
Other multifamily loans(5)	1,411	1,819	1,750	1,196	197

Total non-performing mortgage loans — on balance sheet	129,729	121,996	116,689	14,719	6,584

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,096	1,230	1,450	85,395	36,718
Multifamily loans	474	246	198	178	63

Total non-performing mortgage loans — off-balance sheet	1,570	1,476	1,648	85,573	36,781

Real estate owned, net	4,378	5,680	7,068	4,692	3,255

Total non-performing assets	$135,677	$129,152	$125,405	$104,984	$46,620

Loan loss reserves as a percentage of our non-performing mortgage loans	23.5%	32.0%	33.7%	33.8%	36.0%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.5%	6.8%	6.4%	5.2%	2.4%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as TDRs for other reasons), regardless of the borrowers’ payment status. The majority of these loans were not seriously delinquent at the time of reclassification. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” for further information about our TDR classification of loans discharged in Chapter 7 bankruptcy.
(3)	As of December 31, 2012, approximately $806 million in UPB of these loans were current.
(4)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(5)	Of this amount, $1.4 billion, $1.8 billion, $1.6 billion, and $1.1 billion of UPB were current at December 31, 2012, 2011, 2010, and 2009, respectively.

Our loan loss reserves as a percentage of our non-performing mortgage loans declined at December 31, 2012 compared to December 31, 2011 primarily due to the increase in non-performing assets combined with an improvement in borrower payment performance within our single-family credit guarantee portfolio, which led to a decline in the level of our loan loss reserves in 2012. The amount of non-performing assets increased to $135.7 billion as of December 31, 2012, from $129.2

157	Freddie Mac

billion as of December 31, 2011, and the UPB of loans categorized as TDRs also increased at December 31, 2012 as compared to December 31, 2011. These increases were primarily due to a change in the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as a TDR for other reasons), regardless of the borrowers’ payment status. Except for this change in classification, which resulted in approximately $19.5 billion in UPB of loans being newly classified as TDRs in the third quarter of 2012, the balance of our non-performing loans would have declined in 2012 due to a combination of improved borrower payment performance and the continued high levels of foreclosure transfers, short sales, and REO dispositions during 2012. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification trial periods and certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about TDRs, including our implementation of an amendment to the accounting guidance on classification of loans as TDRs in 2011. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for 2013.

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates.

Table 56 — REO Activity by Region(1)

	December 31,
	2012	2011	2010
	(number of properties)
REO Inventory
Beginning property inventory	60,555	72,093	45,052
Adjustment to beginning balance(2)	—	—	1,340
Properties acquired by region:
Northeast	7,353	6,970	11,022
Southeast	23,907	23,195	35,409
North Central	27,586	26,259	29,550
Southwest	10,199	12,861	14,092
West	13,773	29,371	36,843

Total properties acquired	82,818	98,656	126,916

Properties disposed by region:
Northeast	(7,545)	(8,883)	(8,490)
Southeast	(25,813)	(28,310)	(26,082)
North Central	(28,140)	(25,971)	(22,349)
Southwest	(12,138)	(13,099)	(11,044)
West	(20,660)	(33,931)	(33,250)

Total properties disposed	(94,296)	(110,194)	(101,215)

Ending property inventory	49,077	60,555	72,093

(1)	See endnote (8) to “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting guidance for consolidation of VIEs on January 1, 2010.

Our REO inventory (measured in number of properties) declined 19% and 16% in 2012 and 2011 as compared to the inventory balance in the preceding year, respectively, as the volume of our single-family REO dispositions exceeded the volume of single-family REO acquisitions in both 2012 and 2011. We believe our single-family REO acquisition volume during 2012 and 2011 was less than it otherwise would have been due to the length of the single-family foreclosure timeline, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. We also believe that resource constraints on foreclosure activities for five larger servicers involved in a February 2012 settlement with a coalition of state attorneys general and federal agencies further limited our REO acquisition volume in 2012. In addition, our expanded loss mitigation efforts, including short sales, are providing borrowers with viable alternatives to foreclosure. As a result of increasing short sales and a declining amount of problem loans during 2012, fewer of our loans proceeded to foreclosure and subsequent REO sale.

The average length of time for foreclosure of a Freddie Mac loan has significantly increased in recent years, and may further increase, due to temporary suspensions, delays, legislative and regulatory developments, changes in servicing practices, and other factors. During 2012 and 2011, respectively, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans,

158	Freddie Mac

excluding those underlying our Other Guarantee Transactions, was 611 days and 506 days, respectively, which included: (a) an average of 769 days and 633 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 467 days and 449 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. We continue to experience significant variability in the average time for foreclosure by state. For example, during 2012, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 390 days in Michigan to 1,026 days in Florida. As of December 31, 2012, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 4.25% and 2.24%, respectively, compared to 4.47% and 2.74%, respectively, as of December 31, 2011.

We expect the pace of our REO acquisitions will continue to be negatively affected in 2013 by the length of the foreclosure process, particularly in states with a judicial foreclosure process. However, we expect the volume of our REO acquisitions will likely remain elevated, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. This large inventory of seriously delinquent loans arose due to various factors and events that have lengthened the problem loan resolution process and delayed the transition of such loans to a workout or foreclosure transfer (and then, to REO).

Our single-family REO acquisitions during 2012 were most significant in the states of Florida, Illinois, Michigan, California and Ohio, which collectively represented 42% of total REO acquisitions based on the number of properties. The North Central region comprised 42% and 35% of our REO property inventory, based on the number of properties, as of December 31, 2012 and 2011, respectively. The states with the most properties in our REO inventory as of December 31, 2012 were Michigan and Illinois, which are states in this region that have experienced the greatest cumulative decline in home prices since 2006. As of December 31, 2012, Michigan and Illinois each comprised 12% of total REO property inventory, based on the number of properties, compared to 12% and 8%, respectively, of the inventory at December 31, 2011. During 2012, our REO property inventory declined most in the West region, which comprised 13% and 22% of our total REO property inventory as of December 31, 2012 and 2011, respectively. California experienced an approximately 13% increase in home prices during 2012, based on our own home price index, and comprised approximately 6% and 10% of our REO property inventory as of December 31, 2012 and 2011, respectively.

The percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 3% and 5%, respectively, at December 31, 2012 and was 6% on a combined basis. The percentage of our REO acquisitions in 2012 that had been financed by either of these loan types represented approximately 24% of our total REO acquisitions, based on loan amount prior to acquisition.

We have a variety of alternative methods and tools for REO dispositions that we may employ, as appropriate, including auction sales, bulk sales, and financing options. Our aggregate REO dispositions through these methods represented an insignificant portion of our REO dispositions during 2012. In June 2012, we implemented a streamlined bulk sale process and expect to see increased sales of our REO properties through this channel in 2013; however, the volume of our bulk sales is likely to remain modest relative to individual property sales. We also developed and implemented a new financing option during the third quarter of 2012 for both owner-occupied and investor purchases of REO properties in a few states. Although this initiative did not significantly impact our results in 2012, we expect to expand this initiative nationally in 2013 and we believe that it may help reduce our REO inventory in the future.

A significant portion of our REO property inventory is unmarketable at any given time, which can increase the aging of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we are not able to sell the property. As of December 31, 2012 and 2011, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 5.8% and 7.1%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties was little changed during 2012. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our single-family REO dispositions during the years ended December 31, 2012 and 2011 was 200 days and 197 days, respectively.

159	Freddie Mac

The table below provides information about the status of the REO properties on our consolidated balance sheets.

Table 57 — Single-Family REO Property Status

	As of December 31,
	2012	2011
	(Percent of properties)
Available for sale	27%	29%
Pending settlement for sale(1)	14	15
Pre-listing (2)	23	18
Unable to market:
Redemption status(3)	15	15
Occupied (waiting for eviction)	18	19
Other(4)	3	4

Subtotal — unable to market	36	38

Total	100%	100%

(1)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.
(2)	Consists of properties that are not being actively marketed because we are evaluating the property condition and preparing the property for sale.
(3)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.
(4)	Includes properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

As shown in the table above, the composition of our REO inventory that is not yet listed on the market, primarily because many of these properties are under repair or are otherwise being prepared for sale, increased in 2012. We continue to have a significant number of properties in our REO inventory that are occupied or in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

160	Freddie Mac

Table 58 — Credit Loss Performance

	December 31,
	2012	2011	2010
	(dollars in millions)
REO
REO balances, net:
Single-family	$4,314	$5,548	$6,961
Multifamily	64	132	107

Total	$4,378	$5,680	$7,068

REO operations (income) expense:
Single-family	$62	$596	$676
Multifamily	(3)	(11)	(3)

Total	$59	$585	$673

Charge-offs
Single-family:
Charge-offs, gross(1) (including $13.5 billion, $14.7 billion, and $16.2 billion relating to loan loss reserves, respectively)	$13,825	$15,149	$16,746
Recoveries(2)	(2,262)	(2,764)	(3,362)

Single-family, net	$11,563	$12,385	$13,384

Multifamily:
Charge-offs, gross(1) (including $36 million, $75 million, and $104 million relating to loan loss reserves, respectively)	$39	$83	$104
Recoveries(2)	(2)	(1)	(1)

Multifamily, net	$37	$82	$103

Total Charge-offs:
Charge-offs, gross(1) (including $13.6 billion, $14.8 billion, and $16.3 billion relating to loan loss reserves, respectively)	$13,864	$15,232	$16,850
Recoveries(2)	(2,264)	(2,765)	(3,363)

Total Charge-offs, net	$11,600	$12,467	$13,487

Credit Losses(3)
Single-family	$11,625	$12,981	$14,060
Multifamily	34	71	100

Total	$11,659	$13,052	$14,160

Total (in bps)(4)	63.8	68.1	72.2

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.7 billion, $1.0 billion, and $1.3 billion in 2012, 2011, and 2010, respectively, related to repurchase requests from our seller/servicers.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives. Most of our expenses associated with home retention actions (e.g., loan modifications) are not reflected in our credit loss metric. Our credit loss performance is based on our charge-offs, REO expenses, and recoveries of loss from credit enhancement and seller/servicer repurchases. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for 2012 and 2011 were $13.8 billion and $15.1 billion, respectively, and were associated with approximately $28.1 billion and $31.5 billion in UPB of loans for 2012 and 2011, respectively. Our charge-offs and credit losses in 2012 and 2011 remained elevated, but were less than they otherwise would have been because of the suppression of loan and collateral resolution activity due to the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process. Our recoveries have declined in recent years primarily due to: (a) declining volumes of foreclosures on which we may recover losses; and (b) declines in repurchase recoveries due to negotiated agreements and counterparties that

161	Freddie Mac

are insolvent or for which we otherwise have limited or no recourse. We expect our charge-offs and credit losses to continue to remain elevated in 2013 due to the large number of single-family non-performing loans that will likely be resolved and because of the cumulative declines in home prices that occurred since 2006 in many areas.

Our credit losses during 2012 continued to be disproportionately high in those states that experienced significant declines in property values since 2006, such as California, Florida, Nevada, and Arizona, which collectively comprised approximately 54% of our total credit losses in 2012. Loans originated in 2005 through 2008 comprised approximately 24% of our single-family credit guarantee portfolio, based on UPB at December 31, 2012, however, these loans accounted for approximately 87% of our credit losses during 2012. Due to declines in property values since 2006, we continued to experience high REO disposition severity ratios on sales of our REO inventory and similarly high rates of loss associated with short sale transactions. In addition, although Alt-A loans comprised approximately 5% of our single-family credit guarantee portfolio at both December 31, 2012 and 2011, respectively, these loans accounted for approximately 23% and 28% of our credit losses during 2012 and 2011, respectively. As of both December 31, 2012 and 2011, loans in states with a judicial foreclosure process comprised 47% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 41% and 29% of our credit losses recognized in 2012 and 2011, respectively. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

The table below provides detail by region for charge-offs.

Table 59 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2012			2011			2010
	Charge-offs, gross	Recoveries(2)	Charge-offs, net	Charge-offs, gross	Recoveries(2)	Charge-offs, net	Charge-offs, gross	Recoveries(2)	Charge-offs, net
	(in millions)
Northeast	$1,180	$(249)	$931	$1,033	$(226)	$807	$1,367	$(318)	$1,049
Southeast	3,530	(694)	2,836	3,210	(693)	2,517	4,311	(1,005)	3,306
North Central	2,726	(526)	2,200	2,502	(615)	1,887	2,638	(694)	1,944
Southwest	647	(160)	487	777	(243)	534	761	(288)	473
West	5,742	(633)	5,109	7,627	(987)	6,640	7,669	(1,057)	6,612

Total	$13,825	$(2,262)	$11,563	$15,149	$(2,764)	$12,385	$16,746	$(3,362)	$13,384

(1)	See endnote (8) to “Table 52 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.

As shown in the table above, our charge-offs improved during 2012 compared to 2011 in the West and Southwest regions of the U.S., but our charge-offs increased in all other regions. Our foreclosure activity in the North Central region has remained high relative to historical experience and some of the states in this region have experienced significant cumulative declines in home prices since 2006, including Illinois, Michigan, and Minnesota.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information on our accounting policies for loan loss reserves and impaired loans.

The table below summarizes our loan loss reserves activity for held-for-investment mortgage loans recognized on our consolidated balance sheets and underlying Freddie Mac mortgage-related securities and other guarantee commitments, in total.

162	Freddie Mac

Table 60 — Loan Loss Reserves Activity(1)

	Year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions)
Total loan loss reserves:
Beginning balance	$39,461	$39,926	$33,857	$15,618	$2,822
Adjustments to beginning balance(2)	—	—	(186)	—	—
Provision for credit losses	1,890	10,702	17,218	29,530	16,432
Charge-offs, gross(3)	(13,556)	(14,810)	(16,322)	(9,402)	(3,072)
Recoveries(4)	2,264	2,765	3,363	2,088	779
Transfers, net(5)	831	878	1,996	(3,977)	(1,343)

Ending balance	$30,890	$39,461	$39,926	$33,857	$15,618

Components of loan loss reserves:
Single-family	$30,508	$38,916	$39,098	$33,026	$15,341
Multifamily	$382	$545	$828	$831	$277
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	1.71%	2.08%	2.03%	1.69%	0.81%

(1)	Consists of reserves for loans held-for-investment and those underlying Freddie Mac mortgage-related securities and other guarantee commitments.
(2)	Adjustments relate to the adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for further information.
(3)	Charge-offs related to loan loss reserves represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet due to either foreclosure transfer or a short sale or deed in lieu of foreclosure transaction. Charge-offs exclude $307 million, $422 million, $528 million, $280 million, and $377 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of comprehensive income.
(4)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(5)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) the transfer of a proportional amount of the recognized reserves for guarantee losses associated with loans purchased from non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments; and (c) net amounts attributable to recapitalization of past due interest on modified mortgage loans.

Our loan loss reserves declined in 2012, which reflects improvement in both borrower payment performance and lower severity ratios for both REO dispositions and short sale transactions due to the improvements in home prices in most areas during the year. In 2012, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined. As of December 31, 2012 and 2011, the recorded investment of individually impaired single-family mortgage loans was $89.3 billion and $60.0 billion, respectively, and the loan loss reserves associated with these loans were $17.9 billion and $15.1 billion, respectively. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses and charge-off activity.

The table below summarizes our allowance for loan loss activity for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

163	Freddie Mac

Table 61 — Single-Family Impaired Loans with Specific Reserve Recorded

	2012		2011
	# of Loans	Amount	# of Loans	Amount
		(in millions)		(in millions)
TDRs (recorded investment):
TDRs, at beginning of year	252,749	$53,494	128,241	$28,440
New additions(1)	227,576	36,074	136,316	27,791
Repayments	(10,442)	(2,070)	(4,655)	(1,243)
Loss events(2)	(19,376)	(3,756)	(7,607)	(1,537)
Other	(1,362)	(258)	454	43

TDRs, at end of year	449,145	83,484	252,749	53,494
Other (recorded investment)(3)	18,416	1,672	25,565	2,433

Total impaired loans with specific reserve	467,561	85,156	278,314	55,927

Allowance for loan losses of individually impaired single-family loans		(17,935)		(15,100)

Net investment, at December 31		$67,221		$40,827

(1)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs in the third quarter of 2012. The majority of these loans were not seriously delinquent at the time of reclassification.
(2)	Consists of foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.
(3)	Consists of loans impaired upon purchase, which experienced further deterioration in borrower credit.

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

The table below presents the estimated credit loss sensitivity of our single-family credit guarantee portfolio, based on assumptions required by FHFA, both before and after consideration of credit enhancements, measured at the end of the last five quarterly periods.

Table 62 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
December 31, 2012	$6,356	38.8 bps	$5,908	36.1 bps
September 30, 2012	$6,479	39.2 bps	$6,085	36.8 bps
June 30, 2012	$7,131	42.2 bps	$6,713	39.7 bps
March 31, 2012	$8,568	49.6 bps	$8,095	46.8 bps
December 31, 2011	$8,328	47.7 bps	$7,842	44.9 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating effect on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Institutional Credit Risk

The concentration of our exposure to our counterparties increased beginning in 2008 due to industry consolidation and counterparty failures. Many of our remaining counterparties were adversely affected in recent years by challenging market and economic conditions as well as the stress on their resources to meet increased regulatory requirements and oversight.

Our exposure to single-family mortgage seller/servicers remained high during 2012 with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or service for us. We rely on our single-family seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. The financial condition of the mortgage insurance industry remained weak during 2012, and the substantial majority of our mortgage insurance exposure is concentrated with four counterparties, certain of which are

164	Freddie Mac

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

Non-Agency Mortgage-Related Security Issuers

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in 2012 and 2011 related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information, including a discussion of the higher-risk components of these investments.

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. For more information, see “RISK FACTORS — Competitive and Market Risks — Certain strategies to mitigate our losses as an investor in non-agency mortgage-related securities may adversely affect our relationships with some of our largest seller/servicers and counterparties” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.9 — Trading Securities” as well as “Cash and Other Investments Counterparties” below.

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 73% of our single-family purchase volume during 2012. Wells Fargo Bank, N.A., U.S. Bank, N.A., and JPMorgan Chase Bank, N.A. accounted for 27%, 12%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during 2012.

We are exposed to institutional credit risk arising from the potential insolvency of or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB and/or make us whole for losses realized with respect to the loan after consideration of other recoveries, if any. For loans that have proceeded through foreclosure and REO sale or other workouts (e.g. short sales) and that we have determined were ineligible to be delivered to us, we will accept reimbursement for realized credit losses in lieu of repurchase. For all other loans that we determine were ineligible to be delivered to us, we issue a repurchase request for the loan’s UPB, plus interest and fees. In limited circumstances, we may choose to accept alternative remedies to those stated above, such as allowing a seller/servicer to indemnify us against losses realized on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages. Our decision on whether to accept an alternative remedy is based on a number of factors, including: (a) the

165	Freddie Mac

payment history of the loan; (b) the current status and outstanding UPB of the loan; (c) the estimated loss; (d) the type of deficiency that led to the repurchase request; and (e) the customer’s current status and eligibility for an alternative remedy. As part of our expansion of our relief refinance initiative (including HARP), we may face greater exposure to credit and other losses on these loans because we are relieving lenders of certain representations and warranties on the original mortgage being refinanced. For more information on HARP, see “Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program.”

We launched a new representation and warranty framework for conventional loans purchased on or after January 1, 2013. We may face greater exposure to credit and other losses under this new framework since it relieves lenders of certain repurchase obligations in specific cases (such as for loans that perform for 36 consecutive months, with certain exclusions). The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. For additional information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — New Representation and Warranty Framework.”

Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. The table below provides a summary of our repurchase request activity for 2012, 2011, and 2010.

Table 63 — Repurchase Request Activity and Counterparty Balances(1)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$2,716	$3,807	$4,201
New requests issued	9,246	9,172	16,498
Requests collected(2)	(3,487)	(4,490)	(7,467)
Requests cancelled(3)	(5,417)	(5,707)	(9,298)
Other(4)	(30)	(66)	(127)

Ending balance	$3,028	$2,716	$3,807

	As of December 31,
	2012	2011
	(in millions)
Seller/servicer counterparty:
Bank of America, N.A.	$1,029	$627
Wells Fargo Bank, N.A.	662	756
JPMorgan Chase Bank, N.A.	279	270
U.S. Bank, N.A.	112	94
CitiMortgage, N.A.	100	159
Other counterparties	846	810

Total	$3,028	$2,716

(1)	Amounts are based on the UPB of the loans associated with the repurchase requests.
(2)	Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated settlements, and other alternative remedies. For the three years ended December 31, 2012, 2011, and 2010, approximately 35%, 31%, and 32%, respectively, of the requests collected in each period were satisfied by reimbursement of losses associated with the request.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or rescinded through a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. Beginning in 2012, we made revisions to our selection approach for these loans that expanded the coverage of our loan reviews. Certain of these changes are designed to increase our loss recoveries. We expect that the changes made to our loan review process will increase our repurchase request volumes with our seller/servicers in the future. In addition, our new representation and warranty framework may further change the way we approach our review process in the future.

During 2012, our increased reviews of defaulted loans that were originated prior to 2009 resulted in a slightly higher amount of new repurchase requests in 2012 compared to 2011. The amount of new repurchase requests declined significantly in 2011 compared to 2010, primarily as a result of: (a) a lower volume of loan reviews performed in 2011 relating to loans

166	Freddie Mac

originated in 2008 and prior years; and (b) the increase in the number of loans covered by negotiated agreements (as discussed below) or originated by counterparties that had defaulted.

The UPB of loans subject to open repurchase requests increased to $3.0 billion at December 31, 2012 from $2.7 billion at December 31, 2011 because the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 41% and 39% of the repurchase requests outstanding at December 31, 2012 and December 31, 2011, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of December 31, 2012, two of our largest seller/servicers (Bank of America, N.A. and Wells Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $1.7 billion, and approximately 53% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans. In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers, we have required certain of our larger seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. As of December 31, 2012, our 14 largest seller/servicers, which held more than 80% of all outstanding repurchase requests, are subject to the revised contract terms. For mortgages we purchase beginning in 2013, under our new representation and warranty framework, all of our seller/servicers will be subject to the same process for repurchase requests, including remedies for non-compliance, and we will no longer include such provisions in individual seller/servicer contracts.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests for a number of reasons, including: (a) lenders may not agree with the basis used by the mortgage insurers to rescind coverage; (b) the mortgage insurers’ appeals process for rescissions can be lengthy (as long as one year or more); (c) lenders expect us to suspend repurchase enforcement until after the appeal decision by the mortgage insurer is made (although this is not our practice); and (d) in certain cases, we have agreed to consider a repurchase alternative that would allow certain of our seller/servicers to provide us a commitment for the amount of lost mortgage insurance coverage in lieu of a full repurchase. Of the total amount of repurchase requests outstanding at December 31, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial.

During 2010 and 2009, we entered into agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As of December 31, 2012, loans totaling $120.9 billion in UPB, representing 7.4% of our single-family credit guarantee portfolio, were subject to such negotiated agreements. In a memorandum to the FHFA Office of Inspector General dated September 19, 2011, FHFA stated that it had “suspended certain future repurchase agreements with seller/servicers concerning their repurchase obligations pending the outcome” of a review by Freddie Mac of its loan sampling methodology. Since the issuance of this memorandum, FHFA conducted its evaluation of our loan review process and provided us with guidelines for future repurchase-related agreements, under which larger agreements will generally need to be reviewed and approved by FHFA. We did not enter into any negotiated agreements with seller/servicers concerning release of their repurchase obligations during 2012 or 2011. However, in the ordinary course of business we sometimes rescind certain repurchase requests through the contractual appeals process.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. Such differences are reflected in our allowance for loan losses and impact the amount of the provision for credit losses that we record during a given period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2012 and 2011; however, our actual losses may exceed our estimates.

The table below summarizes the percentage of our single-family credit guarantee portfolio by year of loan origination that is subject to agreements releasing loans from certain repurchase obligations, including defaulted counterparties. Since

167	Freddie Mac

January 1, 2009, we have entered into three negotiated agreements and have released repurchase obligations with 70 other seller/servicers who were either no longer in business or no longer approved as our seller/servicers, at December 31, 2012.

Table 64 — Loans Released from Repurchase Obligations(1)

	As of December 31, 2012
Year of origination:	UPB	Percentage of Single-family Credit Guarantee Portfolio
	(in billions)
Negotiated agreements:
2008	$14.8	0.9%
2007	35.4	2.2
2006	27.6	1.7
2005	25.3	1.5
2004 and prior	17.8	1.1

Subtotal	120.9	7.4
Other released loans:(2)
2010 through 2012	0.6	<0.1
2009	8.4	0.5
2008	8.0	0.5
2007	13.4	0.8
2006	7.6	0.5
2005 and prior	8.7	0.5

Total	$167.6	10.2%

(1)	Consists of all loans, excluding relief refinance mortgages, released from certain repurchase obligations since January 1, 2009. See “Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage and the Home Affordable Refinance Program” for further information.
(2)	Consists of loans associated with seller/servicers who were either no longer in business or no longer approved as our seller/servicers at, December 31, 2012.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans as of December 31, 2012, and together serviced approximately 38% of our single-family mortgage loans. Because we are the master servicer and delegate the primary servicing function to our servicers, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with regulations in each jurisdiction. See “RISK FACTORS — Operational Risks — We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process” and “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices.”

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our seller/servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. During 2012, we made changes to our monitoring program under which we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans and also allow for the assessment of certain fees to compensate us for deficiencies in servicer performance. These fees are recorded in other expenses, and other income, respectively, within our consolidated statements of comprehensive income. These fees were not significant to our consolidated financial results for 2012.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of December 31, 2012. In March 2010, we entered into an agreement with GMAC, under which GMAC made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. We continued to purchase loans from GMAC after January 1, 2009; Ally Bank (a subsidiary of Ally Financial Inc.) is liable for

168	Freddie Mac

breaches of representations and warranties with respect to these loans. See “NOTE 17: LEGAL CONTINGENCIES” for additional information on our legal claims against certain of our former single-family seller/servicers.

Multifamily Mortgage Seller/Servicers

A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily mortgage servicers and our multifamily sellers. As of December 31, 2012, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 40% of this portfolio. We also acquire a significant portion of our multifamily purchase volume from several large sellers. For 2012, our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC , accounted for 21% and 12%, respectively, of our multifamily purchase and guarantee issuance volume. Our top 10 multifamily sellers represented an aggregate of approximately 80% of our multifamily purchase and guarantee issuance volume for 2012.

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

We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing regular analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. In addition, state insurance authorities regulate mortgage insurers and we periodically meet with certain state authorities to discuss their views. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by such organizations. None of our mortgage insurers had a rating higher than BBB as of February 15, 2013. In evaluating the likelihood that an insurer will have the ability to pay our expected claims, we consider our own analysis of the insurer’s financial capacity, any downgrades in the insurer’s credit rating, and various other factors.

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we hold on our consolidated balance sheets as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments. We also evaluate the collectability of outstanding receivables from these counterparties related to outstanding and unpaid claims. We believe that certain of our mortgage insurers, who provide the substantial majority of our coverage, are not sufficiently capitalized to withstand the stress of the current economic environment. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. In some cases, such states have issued waivers to allow the companies to continue writing new business in their states. Most waivers are temporary in duration or contain other conditions that the companies may be unable to continue to meet due to their weakened condition or other factors. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. As a result of these and other factors, we reduced our estimates of recovery associated with the expected amount of our claims for several insurers in determining our allowance for loan losses associated with our single-family loans or receivables from these mortgage insurers on our consolidated balance sheets at both December 31, 2012 and 2011.

The table below summarizes our exposure to mortgage insurers as of December 31, 2012. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of December 31, 2012, we

169	Freddie Mac

had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.

Table 65 — Mortgage Insurance by Counterparty

			As of December 31, 2012
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B–	Negative	$44.1	$1.9	$11.0	$	<0.1
Radian Guaranty Inc.	B–	Negative	37.8	5.5	9.3		1.1
United Guaranty Residential Insurance Company	BBB	Stable	32.3	0.2	8.0		<0.1
Genworth Mortgage Insurance Corporation	B	Negative	27.1	0.7	6.8		0.1
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	18.4	0.7	4.5		0.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	15.1	1.3	3.8		0.1
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	6.6	0.3	1.6		<0.1
Essent Guaranty, Inc.	Not Rated	N/A	4.3	—	1.0		—
CMG Mortgage Insurance Company	BBB–	Negative	2.7	<0.1	0.7		—

Total			$188.4	$10.6	$46.7		$1.4

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of February 15, 2013. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	In January 2012, RMIC began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator. In November 2012, RMIC announced that its state regulator had approved a corrective plan. Under the plan, RMIC is paying all valid claims settled on or after January 19, 2012, 60% in cash and 40% in deferred payment obligations.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $2.0 billion and $2.5 billion during the years ended December 31, 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $0.8 billion and $1.0 billion as of December 31, 2012 and 2011, respectively.

The UPB of single-family loans covered by pool insurance declined approximately 73% during 2012, primarily due to a settlement with MGIC concerning our current and future claims under certain of MGIC’s pool insurance policies, as discussed below, as well as prepayments and other liquidation events. We have not purchased pool insurance on single-family loans since March 2008 and have reached the maximum limit of recovery on certain pool insurance policies. Our pool insurance policies generally have original coverage periods that range from 10 to 12 years. In many cases, we entered into these agreements to cover higher-risk mortgage product types delivered to us through bulk transactions. As of December 31, 2012, pool insurance policies that will expire: (a) during 2013 covered approximately $1.7 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.2 billion; (b) between 2014 and 2018 covered approximately $6.4 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.4 billion; and (c) after 2018 covered approximately $2.5 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses was approximately $0.8 billion. Any losses in excess of the contractual limit will be borne by us. These figures include coverage under our pool insurance policies based on the stated coverage amounts under such policies and we may exhaust such coverage before these policies expire. As noted below, we do not expect to receive full payment of our claims from several of these counterparties.

During 2012, we and MGIC were involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. In the litigation, we contended that the policies had approximately $0.5 billion more in coverage than MGIC contended was provided for under the policies. In December 2012, we entered into a settlement agreement with MGIC concerning this dispute. Under the terms of the settlement, MGIC paid us $100 million in December 2012, and will pay us an additional $167.5 million in monthly installments over four years beginning on January 2, 2013. For more information, see “NOTE 17: LEGAL CONTINGENCIES — Mortgage Guaranty Insurance Corporation.”

PMI, RMIC, and Triad are all under regulatory or court ordered supervision, and a substantial portion of their claims are being paid in the form of deferred payment obligations. The state regulators of these companies have generally not allowed

170	Freddie Mac

them to pay their respective deferred payment obligations in cash, and it is uncertain when or if they will be permitted to do so. If PMI, RMIC, and Triad do not pay the full amount of their deferred payment obligations, we would lose a portion of the coverage from these counterparties shown in the table above. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”

In addition to PMI, RMIC, and Triad, we believe that certain other of our mortgage insurance counterparties lack sufficient ability to meet all their expected lifetime claims paying obligations to us as those claims emerge. In January 2013, we approved National Mortgage Insurance Corporation as an eligible mortgage insurer. In the future, we believe our mortgage insurance exposure will likely be concentrated among a smaller number of counterparties.

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

Table 66 — Bond Insurance by Counterparty

			As of December 31, 2012
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Gross Unrealized Losses(2)	Coverage Outstanding(3)	Percent of Total Coverage Outstanding(3)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(4)	Not Rated	N/A	$177	$3,958	46%
Financial Guaranty Insurance Company (FGIC)(4)	Not Rated	N/A	202	1,608	18
MBIA Insurance Corp.	CCC	Negative	18	1,062	12
National Public Finance Guarantee Corp.	BBB	Negative	24	1,097	13
Assured Guaranty Municipal Corp.	A	Stable	101	865	10
Syncora Guarantee Inc. (Syncora)(4)	Not Rated	N/A	1	56	1
CIFG Assurance Corporation	Not Rated	N/A	5	30	<1

Total			$528	$8,676	100%

(1)	Represents the rating and outlook of the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of February 15, 2013. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents the amount of gross unrealized losses on the non-agency mortgage-related securities with insurance.
(3)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(4)	Ambac, FGIC, and Syncora are currently operating under regulatory or court ordered supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are insolvent. FGIC is currently not paying any of its claims. Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in the fall of 2012. For information about developments concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.” We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at December 31, 2012 and 2011. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

171	Freddie Mac

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of December 31, 2012 and 2011, including amounts related to our consolidated VIEs, there were $60.7 billion and $68.5 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; or (b) cash deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

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

Derivative Counterparties

We use exchange-traded derivatives and OTC derivatives, and are exposed to institutional credit risk with respect to both types of derivatives. We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and maintenance margin with our clearing firm in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives that are not subject to regulatory clearing requirements under the Dodd-Frank Act expose us to institutional credit risk to individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it would be an asset reported as derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount in most cases) as necessary to satisfy its net obligation to us under the master agreement.

The Dodd-Frank Act requires central clearing and trading on exchanges or comparable trading facilities of many types of derivatives. Pursuant to the Dodd-Frank Act, the CFTC has determined that many of the types of interest rate derivatives that we use will become subject to the central clearing requirement in 2013. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Dodd-Frank Act” for more information. We will be exposed to institutional credit risk with respect to the exchanges or trading facilities we use in the future to clear and trade such interest rate derivatives, and to the members of such clearing organizations that execute and submit our transactions for clearing.

We seek to manage our exposure to institutional credit risk related to our derivative counterparties using several tools, including:

•	review of external rating analyses;

172	Freddie Mac

•	strict standards for approving new derivative counterparties, clearing organizations, and clearing firms;

•	ongoing monitoring and internal analysis of our positions with, and credit rating of, each counterparty, clearing organization, and clearing firm;

•	managing diversification mix among counterparties;

•	master netting agreements and collateral agreements; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties, clearing organizations, and clearing firms to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. On June 21, 2012, Moody’s downgraded the credit ratings of several banks, which resulted in changes to their collateral posting thresholds with us and a reduction of certain activities we undertake with these counterparties. In order to mitigate the credit risk we face from lower rated derivative counterparties, we are enhancing our collateral management process to require such counterparties to post additional collateral to us in an amount that exceeds our credit exposure to the counterparty. Additionally, the CFTC and other regulatory agencies, including FHFA, have issued proposed margin rules that generally would require counterparties to OTC swaps to post collateral as initial margin for all trades even where there are no counterparty credit exposures. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high as compared to historical levels. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase.

The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). In addition, we have derivative liabilities where we post collateral to counterparties. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At December 31, 2012, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 31 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2012, which includes both cash collateral held and posted by us, net.

173	Freddie Mac

Table 67 — Derivative Counterparty Credit Exposure

	As of December 31, 2012
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	4	$41,169	$—	$—	5.6	$10 million or less
A+	4	86,717	1,220	15	6.0	$1 million or less
A	5	343,353	734	32	5.8	$1 million or less
A–	4	148,271	6	22	5.7	$1 million or less
BBB+	1	42,643	—	—	6.0	$ —

Subtotal(7)	18	662,153	1,960	69	5.8
Futures and clearinghouse-settled derivatives		42,673	66	66
Commitments		25,530	20	20
Swap guarantee derivatives		3,628	—	—
Other derivatives(8)		11,847	1	1

Total derivatives		$745,831	$2,047	$156

	As of December 31, 2011
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	5	$73,277	$536	$19	5.0	$10 million or less
A+	6	337,013	2,538	1	5.8	$1 million or less
A	5	208,416	12	51	6.2	$1 million or less
A–	2	89,284	—	—	5.5	$1 million or less

Subtotal(7)	18	707,990	3,086	71	5.8
Futures and clearinghouse-settled derivatives		43,831	8	8
Commitments		14,318	38	38
Swap guarantee derivatives		3,621	—	—
Other derivatives(8)		18,489	1	1

Total derivatives		$788,249	$3,133	$118

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At December 31, 2012 and 2011, $501 million and $0 million, respectively, of non-cash collateral had been posted to us. We regularly review the market values of the securities pledged to us to minimize our exposure to loss. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives had defaulted simultaneously on December 31, 2012, the combined amount of our uncollateralized and overcollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $69 million. Our similar exposure as of December 31, 2011 was $71 million. At December 31, 2012, five counterparties each accounted for greater than 10% and collectively accounted for 83% of our net uncollateralized exposure to derivative counterparties set forth in the table above, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, certain written options and certain credit derivatives. These counterparties were Credit Suisse International, Deutsche Bank, A.G., UBS A.G., Citibank, N.A. and Royal Bank of Scotland, all of which were rated “A–” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of February 15, 2013.

174	Freddie Mac

Nearly all of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at December 31, 2012 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

For futures and clearinghouse-settled derivatives in the table above, exposure, net of collateral does not include the maintenance margin held by clearing firms or clearinghouses which mitigates our exposure to loss from individual counterparties. However, maintenance margin held by clearing firms or clearinghouses exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. The use of exchange-traded derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

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

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $20 million and $38 million at December 31, 2012 and 2011, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, and Greece (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely affected due to ongoing weaknesses in the economic and fiscal situations of those countries. In recent periods, Moody’s and S&P downgraded a number of European countries. We are monitoring our exposures to European countries and institutions.

As of December 31, 2012, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

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

175	Freddie Mac

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

It is possible that continued adverse developments in Europe could significantly affect our counterparties that have direct or indirect exposure to the troubled European countries. In turn, this could adversely affect their ability to meet their obligations to us. For more information, see “RISK FACTORS — Competitive and Market Risks – We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us.”

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Risk types have become increasingly inter-related such that an operational breakdown can result in a credit- or market- related event or loss. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies or turnover in executive and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely and reliable financial reporting, or result in other adverse consequences. We face a variety of operational risks, including those described below and in “RISK FACTORS – Operational Risks.”

We have faced challenges with respect to managing servicers and credit loss mitigation due to a number of factors, including high volumes of seriously delinquent loans and inadequate systems. We may face increased operational risk due to the servicing alignment initiative and other new FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecard. While the servicing alignment initiative is a top priority for the company, it may pose significant short-term operational challenges in data management and place additional strain on existing systems, processes, and key resources. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Servicing Alignment Initiative” for more information. There also have been a number of legislative and regulatory developments in recent periods impacting single-family mortgage servicing and foreclosure practices, including top servicers entering into settlements with state attorneys general and consent orders with federal banking regulators. The servicing model for single-family mortgages may face further significant changes in the future. As a result, we may be required to make additional significant changes to our practices, which could further increase our operational risk. See “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Developments Concerning Single-Family Servicing Practices” for more information.

Our business decision-making, risk management, and financial reporting are highly dependent on our use of models. In recent periods, external market factors have continued to create difficulties in maintaining the performance of these models. Certain economic events or the implementation of government policies could create increased model uncertainty as models may not fully capture these events, which could make it more difficult to assess model performance and requires a higher degree of management judgment. We have taken certain actions to mitigate the risk to the extent possible, including additional efforts in the area of model oversight and governance, adding modeling and review resources where appropriate, and providing more transparency to management over model issues and changes.

Our primary business processing and financial accounting systems lack sufficient flexibility to handle all the complexities of, and changes in, our business transactions and related accounting policies and methods. This requires us to rely more extensively on spreadsheets and other end-user computing systems. These systems could have a higher risk of operational failure and error than our primary systems which are subject to our information technology general controls. We believe we are mitigating this risk through active monitoring of, and improvements to, controls over the development and use of end-user computing systems.

176	Freddie Mac

In order to manage the risk of inaccurate or unreliable valuations of our financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of valuations on a monthly basis to confirm the reasonableness of the valuations. For more information on the controls in our valuation process, see “FAIR VALUE MEASUREMENTS AND ANALYSIS — Fair Value Measurements — Valuation Processes and Controls over Fair Value Measurement.”

In the first half of 2012, we introduced a new compensation program for employees to help mitigate the uncertainty surrounding compensation. Under the program, the majority of employees have a more predictable income, as the program either reduces or eliminates the amount of compensation that is subject to variability. In the last three quarters of 2012, employee turnover was lower than in the corresponding quarters of 2011. While employee turnover moderated in 2012 compared to 2011, we are exploring options to enter into various strategic arrangements with outside firms to provide operational capability and staffing for key functions, if needed. Should we experience significant turnover in key areas, we may need to exercise strategic arrangements and significantly increase the number of outside firms and consultants used in our business operations, limit certain business activities, and/or increase our operational costs. The use of outside firms and consultants could increase our operational risk in the near term until they become accustomed to our business systems and practices and their new roles and responsibilities.

We have, at times, found it challenging to fill executive positions given the restrictions around compensation. We operate in an environment in which many of our business decisions are closely scrutinized and subject to public criticism and review by various government authorities. Some executives are unwilling to work in such an environment for potentially significantly less than what they could earn elsewhere. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively.

Disruptive levels of turnover at both the executive and employee levels could lead to breakdowns in many of our operations that impact our ability to: (a) serve our mission and meet our objectives; (b) manage credit and other risks related to our mortgage portfolio; (c) reduce the need to draw funds from Treasury; and (d) issue timely financial statements. Our ability to attract and retain executives and other employees is also adversely affected by the ongoing debate in Congress regarding our: (a) current primary business objectives and whether we should be doing more to help distressed homeowners; and (b) future business structure following conservatorship, including whether we will continue to exist. Moreover, the Administration has called for a “wind down” of the GSEs, an ongoing development our employees follow closely.

A recovering economy may put additional pressures on turnover in 2013, as other attractive opportunities could become available to people who we want to retain. For more information on these matters, including the potential impacts of the risks related to employee retention, see “RISK FACTORS — Conservatorship and Related Matters — The conservatorship, uncertainty concerning our future, and restrictions on our ability to compensate employees have had, and may continue to have, an adverse effect on the retention and recruitment of executives and other employees, which could have a material adverse effect on our ability to operate our business,” “— Operational Risks — Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results, and cause investors to lose confidence in our reported results” and “— Management changes and turnover of key staff could increase our operational and control risks and have a material adverse effect on our ability to do business and our results of operations.”

Freddie Mac management has determined that current business recovery capabilities may not be effective in the event of a catastrophic regional business event (e.g., a disaster that affects our Northern Virginia facilities) and could result in a significant business disruption and inability to process transactions through normal business processes. While management has developed a remediation plan to address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur. The remediation plan is designed to improve Freddie Mac’s ability to recover an acceptable level of critical business functionality within predetermined time frames to address regional business disruptions, such as a terrorist event, natural disaster, loss of infrastructure services, denial of access, and/or a pandemic. For more information, see “RISK FACTORS — Operational Risks — A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.”

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2012. As of December 31, 2012, we had one material weakness, related to conservatorship, which remained unremediated, causing us to conclude that our internal control over financial reporting and our disclosure controls and

177	Freddie Mac

procedures were not effective as of December 31, 2012, at a reasonable level of assurance. In view of the mitigating actions we have undertaken related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2012 have been prepared in conformity with GAAP. For additional information, see “CONTROLS AND PROCEDURES.”

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

•

other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities (excluding those fees we remit to Treasury pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011);

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address quarterly deficits in our net worth. We received $165 million in cash from Treasury during 2012 (related to net worth deficits at December 31, 2011 and March 31, 2012), pursuant to draws under the Purchase Agreement.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

The costs of our debt funding could increase and its availability could decrease in the event of any future downgrades in our credit ratings or the credit ratings of the U.S. government. For more information, see “Other Debt Securities — Credit Ratings” and “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.”

We may require cash in order to fulfill our mortgage purchase commitments. Historically, we fulfilled our purchase commitments related to our mortgage purchase flow business primarily by swap transactions, whereby our customers exchanged mortgage loans for PCs, rather than using cash. However, we also provide liquidity to our seller/servicers through our cash purchase program and it is at the discretion of the customer, subject to limitations imposed by the contract governing the commitment, whether the purchase commitment is fulfilled through a swap transaction or with cash. Loans purchased through the cash purchase program can be sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. See “OFF-BALANCE SHEET ARRANGEMENTS” for additional information regarding our mortgage purchase commitments.

We make extensive use of the Fedwire system in our business activities. The Federal Reserve requires that we fully fund our account in the Fedwire system to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. We routinely use an open line of credit with a third party, which provides intraday liquidity to fund our activities through the Fedwire system. This line of credit is an uncommitted intraday loan facility. As a result, while we expect to continue to use the facility, we may not be able to draw on it, if and when needed. This line of credit requires that we post collateral that, in certain circumstances, the secured party has the right to repledge to other third parties, including the Federal Reserve Bank. As of December 31, 2012, we pledged approximately $10.5 billion of securities to this secured party. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for further information.

178	Freddie Mac

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

Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac.

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

Our liquidity management policies generally provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- or long-term unsecured debt markets;

•

limit the proportion of debt maturing within the next year. We actively manage the composition of short- and long- term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce the risk that we will be unable to refinance our debt as it comes due; and

•

maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any one day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets. This is based on a daily forecast of all existing contractual cash obligations over the following 365 calendar days.

On February 7, 2013, FHFA provided updated liquidity guidance which generally requires that our liquidity-related investments be comprised of short-maturity U.S. Treasury or government guaranteed securities, overnight and term repurchase agreements, unsecured Federal Funds, bank certificates of deposit, and cash. Throughout 2012, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. Furthermore, during 2012 the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

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

179	Freddie Mac

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

Beginning January 1, 2013, the amount of available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. The provisions of the Purchase Agreement whereby Treasury’s funding commitment would increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012 no longer apply.

While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs. At December 31, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

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

Dividend Obligation on the Senior Preferred Stock

On August 17, 2012, Freddie Mac, acting through FHFA, as Conservator, and Treasury entered into an amendment to the Purchase Agreement, that, among other items, replaced the 10% fixed rate dividend rate on the senior preferred stock with a net worth sweep dividend beginning in the first quarter of 2013. This amendment effectively ends the circular practice of taking draws from Treasury to pay dividends to Treasury, thereby helping to preserve remaining funding available to us under the Purchase Agreement. Based on our Net Worth Amount at December 31, 2012, our dividend obligation to Treasury in March 2013 will be $5.8 billion.

We paid dividends of $7.2 billion in cash on the senior preferred stock in 2012, based upon the previous senior preferred stock dividend rate of 10%, at the direction of our Conservator. Through December 31, 2012, we have paid aggregate cash dividends to Treasury of $23.8 billion, an amount equal to 33% of our aggregate draws received under the Purchase Agreement. In addition, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. However, Treasury waived the fee for all quarters of 2012, and the amendment to the Purchase Agreement noted above suspends this fee for each quarter commencing January 1, 2013 for as long as the net worth sweep dividend provisions are applicable.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

For more information on the Purchase Agreement, see “BUSINESS — Treasury Agreements.”

Other Debt Securities

We fund our business activities primarily through the issuance of short- and long-term debt. The investor base for our debt is predominantly institutional. Competition for funding can vary with economic, financial market, and regulatory

180	Freddie Mac

environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. The required reduction in our mortgage-related investments portfolio has reduced our funding needs. We expect that this trend will continue over time as the mortgage-related investments portfolio shrinks. Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs. In addition, any change in applicable legislative or regulatory exemptions, including those described in “BUSINESS — Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs.

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three months and year ended December 31, 2012, which, we believe, is due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 22% of outstanding other debt at December 31, 2012 as compared to 24% at December 31, 2011. Beginning in the fourth quarter of 2011, we started issuing a higher percentage of debt with longer-term maturities. This allows us to take advantage of attractive long-term rates while decreasing our reliance on interest-rate swaps.

Because of the debt limit under the Purchase Agreement, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Our debt cap under the Purchase Agreement was $874.8 billion in 2012 and declined to $780.0 billion on January 1, 2013. As of December 31, 2012, we estimate that the par value of our aggregate indebtedness totaled $552.5 billion, which was approximately $322.3 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during 2012 and 2011.

Table 68 — Other Debt Security Issuances by Product, at Par Value(1)

	Year Ended December 31,
	2012	2011
	(in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$290,501	$412,165
Medium-term notes — non-callable(2)	—	450

Total other short-term debt	290,501	412,615
Other long-term debt:
Medium-term notes — callable	88,504	172,464
Medium-term notes — non-callable	25,242	77,810
U.S. dollar Reference Notes® securities — non-callable	51,000	47,500

Total other long-term debt	164,746	297,774

Total other debt issued	$455,247	$710,389

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.
(2)	Includes $0 billion and $0.5 billion of medium-term notes — non-callable issued for the years ended December 31, 2012 and 2011, respectively, which were related to debt exchanges.

Other Short-Term Debt

We fund our operating cash needs, in part, by issuing Reference Bills® securities and other discount notes, which are short-term instruments with maturities of one year or less that are sold on a discounted basis, paying only principal at maturity. Our Reference Bills® securities program consists of large issues of short-term debt that we auction to dealers on a regular schedule. We issue discount notes with maturities ranging from one day to one year in response to investor demand and our cash needs. For purposes of presentation in this report, short-term debt also includes certain medium-term notes that have original maturities of one year or less.

181	Freddie Mac

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Debt, Net” for more information about our other short-term debt.

Other Long-Term Debt

We issue debt with maturities greater than one year primarily through our medium-term notes program and our Reference Notes® securities program.

Medium-term Notes

We issue a variety of fixed- and variable-rate medium-term notes, including callable and non-callable fixed-rate securities, zero-coupon securities and variable-rate securities, with various maturities ranging up to 30 years. For purposes of presentation in this report, medium-term notes with original maturities of one year or less are classified as short-term debt. Medium-term notes typically contain call provisions, effective as early as three months or as long as ten years after the securities are issued.

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

Subordinated Debt

During 2012 and 2011, we did not call or issue any Freddie SUBS® securities. At both December 31, 2012 and 2011, the balance of our subordinated debt outstanding was $0.4 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “BUSINESS — Regulation and Supervision — Subordinated Debt” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets. When our debt securities become seasoned or one-time call options on our debt securities expire, they may become less liquid, which could cause their price to decline. By repurchasing debt securities, we help preserve the liquidity of our debt securities and improve their price performance, which helps to reduce our funding costs over the long-term. Our repurchase activities also help us manage the funding mismatch, or duration gap, created by changes in interest rates. For example, when interest rates decline, the expected lives of our investments in mortgage-related securities decrease which reduces the need for long-term debt. We use a number of different means to shorten the effective weighted average lives of our outstanding debt securities and thereby manage the duration gap, including retiring long-term debt through repurchases or calls; changing our debt funding mix between short- and long-term debt; or using derivative instruments, such as entering into receive-fixed swaps or terminating or assigning pay-fixed swaps. From time to time, we may also enter into transactions in which we exchange newly issued debt securities for similar outstanding debt securities held by investors.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during 2012 and 2011.

182	Freddie Mac

Table 69 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Year Ended December 31,
	2012		2011
Repurchases of outstanding €Reference Notes® securities	$	—	$258
Repurchases of outstanding medium-term notes		1,839	12,064
Calls of callable medium-term notes		114,884	185,489
Exchanges of medium-term notes		—	450

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 15, 2013.

Table 70 — Freddie Mac Credit Ratings

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

For information about factors that could lead to future ratings actions, and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.”

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $47.3 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2012. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2012, our non-mortgage-related securities consisted of Treasury bills, Treasury notes, and asset-backed securities that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

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

183	Freddie Mac

of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also illiquid.

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.

Cash Flows

Our cash and cash equivalents decreased $19.9 billion to $8.5 billion during 2012, as compared to a decrease of $8.6 billion to $28.4 billion during 2011 and a decrease of $27.7 billion to $37.0 billion during 2010. Cash flows provided by operating activities during 2012, 2011, and 2010 were $8.5 billion, $10.3 billion, and $10.8 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during 2012, 2011, and 2010 were $494.4 billion, $373.7 billion, and $385.6 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during 2012, 2011, and 2010 were $522.8 billion, $392.6 billion, and $424.1 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties. In addition, during 2012, our net repayments of other debt were $113.1 billion.

Capital Resources

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide submissions to FHFA on minimum capital. See “NOTE 14: REGULATORY CAPITAL” for our minimum capital requirement, core capital, and GAAP net worth results as of December 31, 2012 and 2011. In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”

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

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership.

Pursuant to the August 2012 amendment to the Purchase Agreement, the fixed dividend rate on the senior preferred stock has been replaced with a net worth sweep dividend. The amendment effectively ends the circular practice of taking draws from Treasury to pay dividends to Treasury, thereby helping to preserve remaining funding available to us under the Purchase Agreement. For more information, see “Liquidity — Dividend Obligation on the Senior Preferred Stock.”

In future periods, we may continue to experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods.”

184	Freddie Mac

For more information on the effect of the Purchase Agreement on our business and capital management activities, and the potential impact of making additional draws, see “BUSINESS — Conservatorship and Government Support for Our Business.”

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

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

We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive. For additional information regarding our classification of assets, liabilities, and equity within the fair value hierarchy and the valuation techniques used to measure fair value, see “NOTE 16: FAIR VALUE DISCLOSURES.”

The table below summarizes our assets and liabilities measured at fair value on a recurring basis on our consolidated balance sheets at December 31, 2012 and 2011.

185	Freddie Mac

Table 71 — Summary of Assets and Liabilities Measured at Fair Value on a Recurring Basis on Our Consolidated Balance Sheets

	December 31,
	2012		2011
	Total GAAP Recurring Fair Value	Percentage in Level 3	Total GAAP Recurring Fair Value	Percentage in Level 3
	(dollars in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value	$174,896	31%	$210,659	28%
Trading, at fair value	41,492	4	58,830	4
Mortgage loans:
Held-for-sale, at fair value	14,238	100	9,710	100
Derivative assets, net(1)	657	—	118	—
Other assets:
Guarantee asset, at fair value	1,029	100	752	100
All other, at fair value	114	100	151	100

Total assets carried at fair value on a recurring basis(1)	$232,426	28	$280,220	23

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$70	—%	$—	—%
Other debt, at fair value	2,187	100	3,015	—
Derivative liabilities, net(1)	178	—	435	—

Total liabilities carried at fair value on a recurring basis(1)	$2,435	7	$3,450	—

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Level 3 Recurring Fair Value Measurements

At December 31, 2012 and 2011, we measured and recorded at fair value on a recurring basis, assets of $72.0 billion and $72.5 billion, respectively, or approximately 28% and 23% of total assets carried at fair value on a recurring basis, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets at December 31, 2012 primarily consisted of non-agency mortgage-related securities and multifamily held-for-sale loans. At December 31, 2012 and 2011, we also measured and recorded at fair value on a recurring basis, Level 3 liabilities of $2.3 billion and $0.1 billion, or 7% and less than 1%, respectively, of total liabilities carried at fair value on a recurring basis, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities at December 31, 2012 primarily consisted of foreign-currency denominated debt recorded at fair value.

The non-agency mortgage-related securities market continued to be illiquid during 2012, with low transaction volumes, wide credit spreads, and limited transparency. We continue to utilize the prices on such securities provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical processes, help ensure that the prices used to develop our financial statements are in accordance with the accounting guidance for fair value measurements and disclosures.

See “NOTE 16: FAIR VALUE DISCLOSURES – Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 23 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

186	Freddie Mac

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

See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Processes and Controls Over Fair Value Measurement” for additional information.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 16: FAIR VALUE DISCLOSURES — Table 16.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” for information concerning the risks associated with these models.

During 2012 and 2011, our fair value results were affected by several improvements in our approach for estimating the fair value of certain financial instruments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and “NOTE 16: FAIR VALUE DISCLOSURES” for more information on fair values.

Key Components of Changes in the Fair Value of Net Assets

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

187	Freddie Mac

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

Change in the Fair Value of Credit Guarantee Activities

Change in the fair value of credit guarantee activities represents the estimated impact on the fair value of the credit guarantee business resulting from changes in the amount of such business we conduct plus the effect of changes in interest rates, projections of the future credit outlook and other market factors (e.g., impact of the passage of time on cash flow discounting). Our estimated fair value of credit guarantee activities will change as credit conditions change.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for 2012 and 2011.

Table 72 — Summary of Change in the Fair Value of Net Assets

	2012	2011
	(in billions)
Beginning balance	$(78.4)	$(58.6)
Changes in fair value of net assets, before capital transactions	27.2	(21.3)
Capital transactions:
Dividends and share issuances, net(1)	(7.1)	1.5

Ending balance	$(58.3)	$(78.4)

(1)	Includes the funds received from Treasury of $0.2 billion and $8.0 billion for 2012 and 2011, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During 2012, the fair value of net assets, before capital transactions, increased by $27.2 billion, compared to a $21.3 billion decrease during 2011. The increase in the fair value of net assets, before capital transactions, during 2012 was primarily due to an increase in the fair value of our single-family mortgage loans as the result of continued improvement in realized and expected home prices and improvement in the overall credit environment coupled with high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our agency securities, multifamily securities, and unsecuritized loans. These benefits were offset by a decrease of $13.8 billion in the fair value of our single-family mortgage loans as the result of the adoption of an amendment to the guidance pertaining to fair value measurements and disclosures in the first quarter of 2012. See “NOTE 16: FAIR VALUE DISCLOSURES — Consolidated Fair Value Balance Sheets” for additional details.

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified as a part of a troubled debt

188	Freddie Mac

restructuring), the fair value of the guarantee obligation is then measured using our internal credit models or third-party market pricing. See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed — Mortgage Loans — Single-Family Loans” for additional details.

The decrease in the fair value of net assets, before capital transactions, during 2011, was primarily due to: (a) a decrease in the fair value of our single-family loans due to our fourth quarter 2011 change in estimate discussed below, coupled with a decline in seasonally adjusted home prices; and (b) unrealized losses from the widening of OAS levels on our single-family non-agency mortgage-related securities. The decrease in fair value was partially offset by a tightening of OAS levels on our agency securities and high estimated core spread income.

During the fourth quarter of 2011, our fair value results were affected by a change in estimate which increased the implied capital costs included in our valuation of single-family mortgage loans due to a change in the estimation of a risk premium assumption embedded in our modeled valuation of such loans. This change in estimate led to a $14.2 billion decrease in our fair value measurement of mortgage loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction, and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.

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

We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $74.2 billion and $56.9 billion at December 31, 2012 and 2011, respectively. The UPB of non-consolidated mortgage-related securities backed by multifamily loans grew significantly during 2012 and we expect that the balance of these off-balance sheet obligations will continue to increase in 2013 since this form of securitization is the primary business activity for our Multifamily segment.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $10.2 billion and $12.0 billion at December 31, 2012 and 2011, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in excess of the amount of these commitments. At December 31, 2012 and 2011, there were no liquidity guarantee advances outstanding. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days.

189	Freddie Mac

Our exposure to losses on the transactions described above would be partially mitigated by the recovery we would receive through exercising our rights to the collateral backing the underlying loans and the available credit enhancements, which may include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance,” “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative,” and “NOTE 9: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.

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

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties.” We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $291.5 billion and $271.8 billion, in notional value at December 31, 2012 and 2011, respectively.

In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for further information.

CONTRACTUAL OBLIGATIONS

The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2012. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding, and exclude contracts that we may cancel at will without penalty. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreement, even if the contract is renewable.

In the table below, the amounts of future interest payments on debt securities outstanding at December 31, 2012 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions including, that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2012 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2012, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.

The table below excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

•

future payments related to debt securities of consolidated trusts held by third parties, because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-

190	Freddie Mac

related securities in the event a loan underlying a security becomes delinquent. We also remove mortgages from pools underlying our PCs in certain circumstances, including when loans are 120 days or more delinquent, and retire the associated PC debt;

•

any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee (which has been suspended) and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. As of December 31, 2012, the aggregate liquidation preference of the senior preferred stock was $72.3 billion. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements” for additional information including changes to the quarterly commitment fee and dividends on the senior preferred stock beginning in 2013;

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

•	future cash contributions to our Pension Plan, as we have not yet determined whether to make a cash contribution in 2013.

Table 73 — Contractual Obligations by Year at December 31, 2012

	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Long-term debt(1)	$434,542	$115,577	$85,798	$52,968	$38,882	$57,664	$83,653
Short-term debt(1)	117,930	117,930	—	—	—	—	—
Interest payable(2)	48,230	14,363	6,614	5,352	4,266	3,089	14,546
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)	900	623	16	13	14	14	220
Purchase obligations:
Purchase commitments(5)	13,985	13,985	—	—	—	—	—
Other purchase obligations(6)	281	232	26	12	8	1	2
Operating lease obligations	32	12	11	4	3	1	1

Total specified contractual obligations	$615,900	$262,722	$92,465	$58,349	$43,173	$60,769	$98,422

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. Excludes debt securities of consolidated trusts held by third parties. For additional information about our debt, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS.”
(2)	Includes estimated future interest payments on our short-term and long-term debt securities as well as the accrual of periodic cash settlements of derivatives, netted by counterparty. Also includes accrued interest payable recorded on our consolidated balance sheet, which consists primarily of the accrual of interest for our PCs and certain Other Guarantee Transactions, and the accrual of interest on short-term and long-term debt.
(3)	Includes obligations related to our non-qualified defined benefit plan, qualified and non-qualified defined contribution plans, retiree medical plan, and other benefit plans.
(4)	Other contractual liabilities include future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the consolidated trusts established for the administration of cash remittances received related to the underlying assets of Freddie Mac mortgage-related securities.
(5)	Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties. The majority of purchase commitments included in this caption are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging.
(6)	Primarily includes unconditional purchase obligations that are legally binding and that are subject to a cancellation penalty. Does not include contracts that we may cancel at will without penalty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, estimates, and assumptions that affect the reported amounts within our consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are critical, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

191	Freddie Mac

Our critical accounting policies and estimates relate to: (a) the allowance for loan losses and the reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets, whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. We use the same methodology to determine our allowance for loan losses and reserve for guarantee losses, as the relevant factors affecting credit risk are the same. Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. The process we currently use involves a greater degree of management judgment than the process we used prior to the onset of the recent housing and economic downturn.

We estimate incurred credit losses related to homogeneous pools of loans in accordance with the accounting guidance for contingencies. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting guidance for receivables.

We believe the level of our loan loss reserves is appropriate based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses.

Single-Family Loan Loss Reserves

Most single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to: current LTV ratios, a loan’s product type, delinquency/default status and history, and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We consider the output of this model, together with other information such as expected future levels of loan modifications and expected repurchases by seller/servicers of loans, the adequacy of third-party credit enhancements, the effects of changes in government policies and programs, the effects of macroeconomic variables such as rates of unemployment, and the effects of home price changes on borrower behavior. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, further deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

There is significant risk and uncertainty associated with our estimate of credit losses incurred on our single-family loans. The process for determining the estimate is complex. It uses models and requires us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and loss severity. We regularly evaluate the underlying estimates and models we use when determining loan loss reserves and update our assumptions to reflect our historical experience and current view of economic factors. See “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”

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

192	Freddie Mac

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

Individually impaired multifamily loans are measured for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as multifamily loans are generally collateral-dependent and most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.

Fair Value Measurements

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Assets and liabilities within our consolidated financial statements measured at fair value include: (a) mortgage-related and non-mortgage related securities; (b) mortgage loans held-for-sale; (c) derivative instruments; (d) debt securities denominated in foreign currencies and certain other debt; and (e) REO. The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements regarding fair value measurements. This accounting guidance also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income as well as our consolidated fair value balance sheets. See “NOTE 16: FAIR VALUE DISCLOSURES” and “FAIR VALUE MEASUREMENTS AND ANALYSIS” for additional information regarding fair value hierarchy and measurements.

Impairment Recognition on Investments in Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. As discussed further below, certain other-than-temporary impairment losses are recognized in earnings. These losses are recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of the security’s unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized, net of tax, in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

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

For our available-for-sale securities in an unrealized loss position at December 31, 2012, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In cases where such an assertion cannot be made, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

193	Freddie Mac

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

On a quarterly basis, we determine whether a valuation allowance is necessary. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Evidence that we consider includes, but is not limited to: (a) our cumulative loss position for the past three years; (b) our current taxable loss position; (c) the amount and estimated time required to realize our estimated cumulative tax net operating loss carryforward; (d) difficulty in predicting unsettled circumstances related to the conservatorship; (e) our access to capital under the agreements associated with the conservatorship; (f) management’s intent and ability to hold our available-for-sale securities until losses can be recovered; and (g) the improving trend of our financial results.

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

We determined that, as of September 30, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by the events and the resulting uncertainties as of that date. Those conditions continued to exist as of December 31, 2012. As a result, we continue to maintain a valuation allowance against these net deferred tax assets at December 31, 2012. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, we would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, we determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted AOCI, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of this deferred tax asset is not dependent upon the generation of sufficient taxable income but rather on our intent and ability to hold these securities until recovery of these unrealized losses, which may be at maturity. Our conclusion that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires

194	Freddie Mac

significant estimates, assumptions, and judgments, as described above in “Impairment Recognition on Investments in Securities.” Any changes in these estimates, assumptions, or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of this deferred tax asset not being realized and may have a material effect on our financial position and results of operations. For more information see “NOTE 12: INCOME TAXES.”

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

For disclosures concerning our PMVS and duration gap, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate and Other Market Risks — PMVS and Duration Gap.” Our 2012 monthly average PMVS results, duration gap, and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Sources of Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch between the timing of: (a) our receipt of cash flows related to our assets; and (b) payment of cash flows related to the liabilities we use to fund those assets. For the vast majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. We use derivatives as an important part of our strategy to manage interest-rate and prepayment risk. When determining to use derivatives to mitigate our exposures, we consider a number of factors, including cost, efficiency, exposure to counterparty risks, and our overall risk management strategy. See “MD&A — RISK MANAGEMENT” and “RISK FACTORS” for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

Our credit guarantee activities also expose us to interest-rate risk because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantees. We generally do not hedge these changes in fair value except for interest-rate exposure related to buy-ups and float. Float, which arises from timing differences between when the borrower makes principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from mortgage borrowers and paid to us as trust management income.

The principal types of interest-rate risk and other market risks to which we are exposed are described below.

195	Freddie Mac

Duration Risk and Convexity Risk

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates along the yield curve (expressed in percentage terms). We compute each instrument’s duration by applying an interest-rate shock, both upward and downward, to the LIBOR curve and evaluating the impact on the instrument’s fair value. As interest rates reached historically low levels in 2011, the methodology then used by management to calculate duration and convexity began to produce risk sensitivities that were increasingly unstable and not representative of expected price movements. In order to alleviate the instability, we changed the shift size required to calculate duration and convexity from 50 basis points to 25 basis points beginning on November 14, 2011. The effect of this change on our duration and convexity measures was not material. Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying the shock, both upward and downward, to the LIBOR curve and evaluating the impact on the duration. Currently, short-term interest rates are at historically low levels and, at some points, the LIBOR curve is less than 25 basis points (and less than 50 basis points that was the threshold before the November 14, 2011 change). As a result, the basis point shock to the LIBOR curve described above is bounded by zero. Our convexity risk primarily results from prepayment risk.

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

PMVS (i.e., the expected loss in portfolio market value) is an estimate of the sensitivity to changes in interest rates of the fair value of all interest-earning assets, interest-bearing liabilities, and derivatives on a pre-tax basis. When we calculate the expected loss in portfolio market value and duration gap, we also take into account the cash flows related to certain credit guarantee-related items, including net buy-ups and expected gains or losses due to net interest from float. In making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

•

Credit guarantee activities. We do not consider the sensitivity of the fair value of credit guarantee activities to changes in interest rates except for the guarantee-related items mentioned above (i.e., buy-ups and float), because we do not actively manage the change in the fair value of our guarantee business that is attributable to changes in interest rates. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guarantee business because these changes do not take into account the potential for new future guarantee business activity.

•

Other assets with minimal interest-rate sensitivity. We do not include other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

196	Freddie Mac

Yield Curve Risk

Yield curve risk is the risk that non-parallel shifts in the yield curve (such as a flattening or steepening) will adversely affect the fair value of net assets and ultimately adversely affect our net worth. Because changes in the shape, or slope, of the yield curve often arise due to changes in the market’s expectation of future interest rates at different points along the yield curve, we evaluate our exposure to yield curve risk by examining potential reshaping scenarios at various points along the yield curve. We manage yield curve risk with the use of derivatives. Our yield curve risk under a specified yield curve scenario is reflected in our PMVS-YC disclosure.

Volatility Risk

Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect the fair value of net assets and ultimately adversely affect our net worth. Volatility risk arises from the prepayment risk that is inherent in mortgages or mortgage-related securities. Volatility risk is the risk that the homeowner’s prepayment option will gain or lose value as the expected volatility of future interest rates changes. In general, as expected future interest rate volatility increases, the homeowner’s prepayment option increases in value, thus negatively impacting the value of the mortgage security backed by the underlying mortgages. We manage volatility risk by maintaining a portfolio of callable debt and option-based interest rate derivatives that have relatively long option terms. We actively manage and monitor our volatility risk exposure over a range of changing interest rate scenarios; however, we do not eliminate our volatility risk exposure completely.

Basis Risk

Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the fair value of net assets and ultimately adversely affect our net worth. This risk arises principally because we generally hedge mortgage-related investments with debt securities. As principally a buy-and-hold investor, we do not actively manage overall basis risk, also referred to as mortgage-to-debt OAS risk or spread risk, arising from funding mortgage-related investments with debt securities. See “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.

Model Risk

Proprietary models, including mortgage prepayment models, interest rate models, and mortgage default models, are an integral part of our investment framework. As market conditions change rapidly, as they have on a number of occasions since 2007, the assumptions that we use in our models for our sensitivity analyses (including PMVS and duration gap measures) may not keep pace with these market changes. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair values of our assets. We actively manage our model risk by reviewing the performance of our models. To improve the accuracy of our models, changes to the underlying assumptions or modeling techniques are made on a periodic basis. Model development and model testing are reviewed and approved independently by our Enterprise Risk Management division. Model performance is also reported regularly through a series of internal management committees. See “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks. Market conditions have raised these risks and uncertainties” for a discussion of the risks associated with our use of models. Given the importance of models to our investment management practices, model changes undergo a rigorous review process. As a result, it is common for model changes to take several months to complete. Given the time consuming nature of the model change review process, it is sometimes necessary for risk management purposes for management to make adjustments to our interest-rate risk statistics that reflect the expected impact of the pending model change. These adjustments are included in our PMVS and duration gap disclosures.

Foreign-Currency Risk

Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., Euros to the U.S. dollar) will adversely affect the fair value of net assets and ultimately adversely affect our net worth. We are exposed to foreign-currency risk because we have debt denominated in currencies other than the U.S. dollar, our functional currency. We mitigate virtually all of our foreign-currency risk by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

197	Freddie Mac

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

To further reduce our exposure to changes in interest rates, we hedge a significant portion of the remaining prepayment risk with option-based derivatives. These derivatives primarily consist of call swaptions, which tend to increase in value as interest rates decline, and put swaptions, which tend to increase in value as interest rates increase. We also seek to manage interest-rate risk by changing the effective interest terms of the portfolio, primarily using interest-rate swaps, which we refer to as rebalancing. For further discussion of why we use derivatives and the types of derivatives we use, see “NOTE 10: DERIVATIVES.”

Our approach to managing interest-rate risk is designed to be disciplined and comprehensive. Our objective is to minimize our interest-rate risk exposure across a range of interest-rate scenarios. To do this, we analyze the interest-rate sensitivity of financial assets and liabilities at the instrument level on a daily basis and across a variety of interest rate scenarios. For risk management purposes, the interest-rate characteristics of each instrument are determined daily based on market prices and models. The fair values of our assets, liabilities and derivatives are primarily based on either third party prices, or observable market-based inputs. These fair values, whether direct from third parties or derived from observable inputs, are reviewed and validated by groups that are separate from our trading and investing function. See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Processes and Controls over Fair Value Measurement.”

Annually, the Business and Risk Committee of our Board of Directors establishes certain Board limits for interest-rate risk measures, and if we exceed these limits we are required to notify the Business and Risk Committee and address the limit overage. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also on an annual basis, our Enterprise Risk Management division establishes management limits and makes recommendations with respect to the limits to be established at the Board level. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits. We also establish management limits that do not have corresponding Board limits.

Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is an estimate of the change in the fair value of all interest-earning assets, interest-bearing liabilities, and derivatives on a pre-tax basis from an instantaneous 50 basis point shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage-to-LIBOR basis does not change. (The shock used for calculating PMVS is not the same as the shock used for calculating duration and convexity, described above under “Duration Risk and Convexity Risk.”) PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC).

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

198	Freddie Mac

estimate the two PMVS metrics. The duration and convexity measures are used to estimate PMVS under the following formula:

PMVS = –[Duration] multiplied by [rate shock] plus [0.5 multiplied by Convexity] multiplied by [rate shock]2

In the equation, [rate shock] represents the interest-rate change expressed in fair value terms. For example, a 50 basis point adverse change will be expressed as 0.5%. The result of this formula is the fair value of sensitivity to the change in rate, which is expressed as: PMVS = (0.5 absolute value of duration) + (0.125 convexity), assuming convexity is negative.

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

Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of net assets unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of net assets will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of net assets will increase in value when interest rates rise and decrease in value when interest rates fall.

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

In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment rates, the effect of widespread loan modification programs, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments could result in hedging-related losses.

199	Freddie Mac

PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2012 and 2011. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Our PMVS-L (50 basis points) exposure at December 31, 2012 was $209 million, primarily driven by our convexity exposure. The PMVS-L at December 31, 2012 declined compared to December 31, 2011 primarily due to a decline in our duration exposure. On an average basis for the year ended December 31, 2012, our PMVS-L (50 basis points) was $212 million which was primarily driven by our net duration exposure on our mortgage assets.

To improve the accuracy of our models, we make changes to the underlying assumptions or modeling techniques on a periodic basis. During the third and fourth quarters of 2012, we made assumption changes related to our prepayment model for non-HARP eligible loans underlying our securities. In addition, we enhanced our process used to estimate duration and convexity of our unsecuritized single-family loans by incorporating additional loan characteristics. The impact of incorporating additional loan characteristics increased our duration and produced an estimated $560 million impact on PMVS-L and a two month impact on duration gap at implementation. We believe that this change would not have had a materially different impact on either item at December 31, 2011 if implemented at that time. As these changes extended the duration of our assets, we increased the use of derivatives to hedge our overall exposure.

Table 74 — PMVS and Duration Gap Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)
Assuming shifts of the LIBOR yield curve:
December 31, 2012	$61	$209	$737
December 31, 2011	$7	$465	$1,349

	Year Ended December 31,
	2012			2011
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.2)	$36	$212	(0.0)	$21	$359
Minimum	(2.4)	$1	$—	(1.0)	$—	$—
Maximum	1.1	$117	$661	1.2	$94	$721
Standard deviation	0.6	$32	$109	0.3	$15	$126

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(0.9) billion at December 31, 2012, a decline of $1.1 billion from December 31, 2011. The decline was primarily driven by an increase in our issuance of longer-term debt beginning in the fourth quarter of 2011, which decreased our reliance on derivatives. In addition, the decline in interest rates during 2012 decreased the duration of our hedged assets, which resulted in requiring fewer derivatives to hedge our portfolio.

Table 75 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)
At:
December 31, 2012	$1,102	$209	$(893)
December 31, 2011	$2,470	$465	$(2,005)

Duration Gap Results

We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to a number of different specific interest rate changes along the yield curve. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our exposure to interest rate changes for a wide range of interest

200	Freddie Mac

rate yield curve scenarios. Our average duration gap, rounded to the nearest month, for the months of December 2012 and 2011 was zero months in both periods. Our average duration gap, rounded to the nearest month, during the years ended December 31, 2012 and 2011 was zero months in both periods.

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

The Dodd-Frank Act requires that many types of derivatives be centrally cleared and traded on exchanges or comparable trading facilities. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for additional information on this requirement.

201	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

202	Freddie Mac

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise, and its subsidiaries, (the “Company”), at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the supplemental consolidated fair value balance sheets of the Company as of December 31, 2012 and 2011. As described in “Note 16: Fair Value Disclosures”, the supplemental consolidated fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical-cost consolidated balance sheets and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated fair value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets or amounts required to settle obligations may vary significantly from the fair values presented. In our opinion, the supplemental consolidated fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in “Note 16: Fair Value Disclosures”.

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

203	Freddie Mac

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 28, 2013

204	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$65,089	$77,158	$86,698
Unsecuritized	8,960	9,124	8,727

Total mortgage loans	74,049	86,282	95,425
Investments in securities	10,583	12,791	14,375
Other	86	67	156

Total interest income	84,718	99,140	109,956

Interest expense
Debt securities of consolidated trusts	(56,109)	(67,119)	(75,216)
Other debt	(10,393)	(12,869)	(16,915)

Total interest expense	(66,502)	(79,988)	(92,131)
Expense related to derivatives	(605)	(755)	(969)

Net interest income	17,611	18,397	16,856
Provision for credit losses	(1,890)	(10,702)	(17,218)

Net interest income (loss) after provision for credit losses	15,721	7,695	(362)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(58)	(219)	(164)
Gains (losses) on retirement of other debt	(77)	44	(219)
Gains (losses) on debt recorded at fair value	16	91	580
Derivative gains (losses)	(2,448)	(9,752)	(8,085)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(1,236)	(2,101)	(1,778)
Portion of other-than-temporary impairment recognized in AOCI	(932)	(200)	(2,530)

Net impairment of available-for-sale securities recognized in earnings	(2,168)	(2,301)	(4,308)
Other gains (losses) on investment securities recognized in earnings	(1,522)	(896)	(1,252)
Other income	2,174	2,155	1,860

Non-interest income (loss)	(4,083)	(10,878)	(11,588)

Non-interest expense
Salaries and employee benefits	(810)	(832)	(895)
Professional services	(361)	(270)	(297)
Occupancy expense	(57)	(62)	(64)
Other administrative expenses	(333)	(342)	(341)

Total administrative expenses	(1,561)	(1,506)	(1,597)
Real estate owned operations expense	(59)	(585)	(673)
Other expenses	(573)	(392)	(662)

Non-interest expense	(2,193)	(2,483)	(2,932)

Income (loss) before income tax benefit	9,445	(5,666)	(14,882)
Income tax benefit	1,537	400	856

Net income (loss)	10,982	(5,266)	(14,026)

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	4,769	3,465	13,621
Changes in unrealized gains (losses) related to cash flow hedge relationships	414	509	673
Changes in defined benefit plans	(126)	62	13

Total other comprehensive income (loss), net of taxes and reclassification adjustments	5,057	4,036	14,307

Comprehensive income (loss)	16,039	(1,230)	281

Less: Comprehensive loss attributable to noncontrolling interest	—	—	1

Total comprehensive income (loss) attributable to Freddie Mac	$16,039	$(1,230)	$282

Net income (loss)	$10,982	$(5,266)	$(14,026)
Less: Net loss attributable to noncontrolling interest	—	—	1

Net income (loss) attributable to Freddie Mac	10,982	(5,266)	(14,025)
Preferred stock dividends	(7,229)	(6,498)	(5,749)
Preferred stock dividends — undistributed net worth sweep	(5,827)	—	—

Net loss attributable to common stockholders	$(2,074)	$(11,764)	$(19,774)

Net loss per common share — basic and diluted	$(0.64)	$(3.63)	$(6.09)
Weighted average common shares outstanding (in thousands) — basic and diluted	3,240,028	3,244,896	3,249,369

The accompanying notes are an integral part of these consolidated financial statements.

205	Freddie Mac

FREDDIE MAC

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $2, respectively, related to our consolidated VIEs)	$8,513	$28,442
Restricted cash and cash equivalents (includes $14,289 and $27,675, respectively, related to our consolidated VIEs)	14,592	28,063
Federal funds sold and securities purchased under agreements to resell (includes $19,250 and $0, respectively, related to our consolidated VIEs)	37,563	12,044
Investments in securities:
Available-for-sale, at fair value (includes $132 and $204, respectively, pledged as collateral that may be repledged)	174,896	210,659
Trading, at fair value	41,492	58,830

Total investments in securities	216,388	269,489
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $4,919 and $8,351, respectively)	1,495,932	1,564,131
Unsecuritized (net of allowances for loan losses of $25,788 and $30,912, respectively)	176,177	207,418

Total held-for-investment mortgage loans, net	1,672,109	1,771,549
Held-for-sale, at fair value	14,238	9,710

Total mortgage loans, net	1,686,347	1,781,259
Accrued interest receivable (includes $5,426 and $6,242, respectively, related to our consolidated VIEs)	6,875	8,062
Derivative assets, net	657	118
Real estate owned, net (includes $45 and $60, respectively, related to our consolidated VIEs)	4,378	5,680
Deferred tax assets, net	778	3,546
Other assets (Note 18) (includes $7,986 and $6,083, respectively, related to our consolidated VIEs)	13,765	10,513

Total assets	$1,989,856	$2,147,216

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $5,142 and $5,943, respectively, related to our consolidated VIEs)	$7,710	$8,898
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $70 and $0 at fair value, respectively)	1,419,524	1,471,437
Other debt (includes $2,187 and $3,015 at fair value, respectively)	547,518	660,546

Total debt, net	1,967,042	2,131,983
Derivative liabilities, net	178	435
Other liabilities (Note 18) (includes $1 and $3, respectively, related to our consolidated VIEs)	6,099	6,046

Total liabilities	1,981,029	2,147,362

Commitments and contingencies (Notes 9, 10, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,171
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,033,623 shares and 649,725,302 shares outstanding, respectively	—	—
Additional paid-in capital	1	3
Retained earnings (accumulated deficit)	(70,796)	(74,525)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $6,606 and $10,334, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(1,444)	(6,213)
Cash flow hedge relationships	(1,316)	(1,730)
Defined benefit plans	(178)	(52)

Total AOCI, net of taxes	(2,938)	(7,995)
Treasury stock, at cost, 75,830,263 shares and 76,138,584 shares, respectively	(3,885)	(3,909)

Total equity (deficit)	8,827	(146)

Total liabilities and equity (deficit)	$1,989,856	$2,147,216

The accompanying notes are an integral part of these consolidated financial statements.

206	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity (Deficit)
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2009	1	464	649	$51,700	$14,109	$—	$57	$(33,921)	$(23,648)	$(4,019)	$94	$4,372
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(9,011)	(2,690)	—	(2)	(11,703)

Balance as of January 1, 2010	1	464	649	51,700	14,109	—	57	(42,932)	(26,338)	(4,019)	92	(7,331)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(14,025)	—	—	(1)	(14,026)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	14,307	—	—	14,307

Comprehensive income (loss)	—	—	—	—	—	—	—	(14,025)	14,307	—	(1)	281
Increase in liquidation preference	—	—	—	12,500	—	—	—	—	—	—	—	12,500
Stock-based compensation	—	—	—	—	—	—	24	—	—	—	—	24
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(67)	—	—	66	—	(1)
Noncontrolling interest purchase	—	—	—	—	—	—	(31)	—	—	—	(89)	(120)
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	23	(23)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,749)	—	—	—	(5,749)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(4)	—	—	—	(4)
Dividends and other	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Ending balance at December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)

Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$—	$(401)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(5,266)	—	—	—	(5,266)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	4,036	—	—	4,036

Comprehensive income (loss)	—	—	—	—	—	—	—	(5,266)	4,036	—	—	(1,230)
Increase in liquidation preference	—	—	—	7,971	—	—	—	—	—	—	—	7,971
Stock-based compensation	—	—	—	—	—	—	11	—	—	—	—	11
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(44)	—	—	44	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(6,495)	—	—	—	(6,495)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	—	(3)

Ending balance at December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$—	$(146)

Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$—	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,982	—	—	—	10,982
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	5,057	—	—	5,057

Comprehensive income	—	—	—	—	—	—	—	10,982	5,057	—	—	16,039
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—		—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(7,233)	—	—	—	(7,233)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	—	(1)

Ending balance at December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$—	$8,827

The accompanying notes are an integral part of these consolidated financial statements.

207	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities
Net income (loss)	$10,982	$(5,266)	$(14,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative (gains) losses	(1,350)	4,721	3,591
Asset related amortization — premiums, discounts, and basis adjustments	4,624	2,063	326
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(5,782)	(1,629)	1,127
Net discounts paid on retirements of other debt	(680)	(713)	(1,959)
Net premiums received from issuance of debt securities of consolidated trusts	3,897	4,091	3,888
Losses on extinguishment of debt securities of consolidated trusts and other debt	135	175	383
Provision for credit losses	1,890	10,702	17,218
Losses on investment activity	2,680	2,368	5,542
Gains on debt recorded at fair value	(16)	(91)	(580)
Deferred income tax expense (benefit)	3	(117)	(670)
Purchases of held-for-sale mortgage loans	(25,340)	(16,550)	(10,330)
Sales of mortgage loans acquired as held-for-sale	21,769	14,027	6,728
Repayments of mortgage loans acquired as held-for-sale	59	54	21
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(1,269)	(1,169)	(1,010)
Change in:
Accrued interest receivable	1,187	651	832
Accrued interest payable	(1,094)	(1,080)	(1,700)
Income taxes payable	(1,523)	(281)	662
Other, net	(1,706)	(1,636)	777

Net cash provided by operating activities	8,466	10,320	10,820

Cash flows from investing activities
Purchases of trading securities	(33,880)	(47,977)	(55,509)
Proceeds from sales of trading securities	17,641	33,734	17,771
Proceeds from maturities of trading securities	31,106	14,545	40,389
Purchases of available-for-sale securities	(3,252)	(12,171)	(6,542)
Proceeds from sales of available-for-sale securities	1,729	2,643	2,645
Proceeds from maturities of available-for-sale securities	38,517	34,316	44,398
Purchases of held-for-investment mortgage loans	(79,492)	(44,129)	(68,180)
Repayments of mortgage loans acquired as held-for-investment	522,242	369,981	425,298
Decrease (increase) in restricted cash	13,471	(19,952)	7,399
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	11,265	12,665	13,093
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(25,519)	34,480	(32,023)
Derivative premiums and terminations and swap collateral, net	569	(4,447)	(3,075)
Purchase of noncontrolling interest	—	—	(23)

Net cash provided by investing activities	494,397	373,688	385,641

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	91,544	96,042	96,253
Repayments of debt securities of consolidated trusts held by third parties	(494,115)	(436,320)	(461,084)
Proceeds from issuance of other debt	718,252	1,024,323	1,115,097
Repayments of other debt	(831,393)	(1,078,050)	(1,180,935)
Increase in liquidation preference of senior preferred stock	165	7,971	12,500
Repurchase of REIT preferred stock	—	—	(100)
Payment of cash dividends on senior preferred stock	(7,233)	(6,495)	(5,749)
Excess tax benefits associated with stock-based awards	1	1	1
Payments of low-income housing tax credit partnerships notes payable	(13)	(50)	(115)

Net cash used in financing activities	(522,792)	(392,578)	(424,132)

Net decrease in cash and cash equivalents	(19,929)	(8,570)	(27,671)
Cash and cash equivalents at beginning of year	28,442	37,012	64,683

Cash and cash equivalents at end of year	$8,513	$28,442	$37,012

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$75,328	$84,370	$95,468
Net derivative interest carry	4,044	4,791	4,305
Income taxes	(18)	(1)	(848)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	358,074	280,621	324,004
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	358,074	280,621	324,004
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to consolidation of variable interest entities for which we are the primary beneficiary	(4,590)	—	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	6	—	196

The accompanying notes are an integral part of these consolidated financial statements.

208	Freddie Mac

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

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator. In March 2012, FHFA instituted the 2012 conservatorship scorecard, or the Conservatorship Scorecard, for use by both us and Fannie Mae that established business objectives and performance targets and measures, and provided the implementation roadmap for FHFA’s strategic plan for Freddie Mac and Fannie Mae. We continue to align our resources and internal business plans to meet the goals and objectives in FHFA’s directives. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

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

We evaluate the materiality of identified errors in the financial statements using both an income statement, or “rollover,” and a balance sheet, or “iron curtain,” approach, based on relevant quantitative and qualitative factors. Net income (loss) includes certain adjustments to correct immaterial errors related to previously reported periods.

209	Freddie Mac

We recorded the cumulative effect of the correction of certain miscellaneous errors related to previously reported periods in the year ended December 31, 2012. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our earnings for the full year ended December 31, 2012, or to the trend of earnings. The impact to earnings, net of taxes, of the errors corrected during the year ended December 31, 2012 was $0.6 billion. The most significant corrections relate to: (a) classification of loans discharged in Chapter 7 bankruptcy; and (b) consolidation of certain REMIC trusts, and are described further below.

As of September 30, 2012, we classified loans discharged in Chapter 7 bankruptcy as TDRs. Prior to the third quarter of 2012, these loans were not classified as TDRs (unless they were already classified as such for other reasons) and we measured those loans collectively for impairment. As a result, loans representing $19.5 billion in UPB as of September 30, 2012 were newly classified as TDRs and have been individually measured for impairment regardless of the loan’s payment status. The cumulative effect of correcting this error on our loan loss reserves was an increase of $0.3 billion, reflecting the additional provision for credit losses recorded in 2012 related to these loans. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NONPERFORMING LOANS” for additional information on loans where the borrowers’ debts have been discharged in Chapter 7 bankruptcy.
During the third quarter of 2012, we corrected an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interests issued by the trusts, but did not consolidate the trusts in prior periods. We consolidated these trusts during the third quarter of 2012 by derecognizing our investments in these entities, which totaled $4.4 billion, and recognizing the assets and liabilities of the consolidated entities at their fair values. This correction also reduced other income by $0.1 billion during the third quarter of 2012.

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

Change in Estimate

Other-Than-Temporary Impairments of Single-Family Non-Agency Mortgage-Related Securities

During the fourth quarter of 2012, we enhanced our approach to estimating other-than-temporary-impairments of our single-family non-agency mortgage-related securities by implementing a third-party model, which increases the level of disaggregation for certain assumptions used in projecting cash flow estimates for these securities. We estimate that, as of the beginning of the fourth quarter of 2012, these enhancements would have increased net impairment of available-for-sale securities recognized in earnings and therefore decreased net income by $1.3 billion. See “NOTE 7: INVESTMENTS IN SECURITIES” for more information.

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

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The net earnings attributable to the noncontrolling interests in our consolidated subsidiaries are reported separately in the consolidated statements of comprehensive income as comprehensive (income) loss attributable to noncontrolling interest. All intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. We consolidate entities in which we have a controlling financial interest. The method for determining whether a

210	Freddie Mac

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

Fair Value Measurements

Consistent with the accounting guidance for fair value measurements and disclosures, we use a three-level fair value hierarchy to measure the fair value of assets and liabilities. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. We use quoted market prices and valuation techniques that seek to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs. Our inputs are based on the assumptions a market participant would use in valuing the asset or liability. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See “NOTE 16: FAIR VALUE DISCLOSURES” for additional information regarding the fair value measurements and the hierarchy.

Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities

Overview

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one party. We issue PCs through various swap-based exchanges significantly more often than through cash-based transfers. We issue REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets in exchange for REMICs and Other Structured Securities. We also issue Other Guarantee Transactions to third parties in exchange for non-Freddie Mac mortgage-related securities.

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

Various types of fixed income investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, REITs, and commercial banks. PCs differ from most other fixed-income securities in several ways.

211	Freddie Mac

For example, and most significantly, single-family PCs can be partially or fully prepaid at any time. Homeowners have the right to prepay their mortgage at any time (known as the prepayment option), and homeowner mortgage payments are passed through to the PC holder. Consequently, mortgage-related securities implicitly have a call option that significantly reduces the average life of the security from the contractual loan maturity. As a result, our PCs generally provide a higher nominal yield than certain other fixed-income products. In contrast to U.S. Treasury securities, PCs are not backed by the full faith and credit of the United States and are instead backed by interests in real estate, in addition to our own guarantee.

In return for providing our guarantee of the payment of principal and interest, we earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans.

PC Trusts

We are the primary beneficiary of VIE securitization trusts that issue our single-family PCs and therefore consolidate the assets and liabilities of these trusts at either their: (a) carrying value, if the underlying assets are contributed by us to the trust; or (b) fair value, for those securitization trusts established for our guarantor swap program. Mortgage loans underlying our issued single-family PCs are recognized on our consolidated balance sheets as mortgage loans held-for-investment by consolidated trusts, at amortized cost. The corresponding single-family PCs held by third parties are recognized on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. Refer to “Mortgage Loans” and “Debt Securities Issued” below for further information on the subsequent accounting treatment of these assets and liabilities, respectively.

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

With respect to the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide us with any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust.

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

212	Freddie Mac

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

Purchases and Sales of Freddie Mac Mortgage-Related Securities

PCs

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to redeem the debt differs from its carrying value, adjusted for any related purchase commitments accounted for as derivatives.

When we sell PCs that have been issued by consolidated PC trusts, we recognize a liability to the third-party beneficial interest holders of the related consolidated trust as debt securities of consolidated trusts held by third parties. That is, our sale of PCs issued by consolidated PC trusts is accounted for as the issuance of debt.

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

When we sell single-class REMICs and Other Structured Securities, we recognize a liability to the third-party beneficial interest holders of the related consolidated PC trust as debt securities of consolidated trusts held by third parties. That is, our sale of single-class REMICs and Other Structured Securities is accounted for as the issuance of debt.

Multiclass REMICs and Other Structured Securities

In multiclass REMICs and Other Structured Securities, the collateral includes PCs and REMICs and Other Structured Securities. Generally, PCs serve as the primary type of collateral for these resecuritizations. We do not consolidate most of these resecuritization trusts as we are not deemed to be the primary beneficiary of such trusts unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust. In our multiclass REMICs and Other Structured Securities, the cash flows of the underlying PCs are divided (e.g., stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase multiclass REMICs and Other Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in Securities” for further information regarding our accounting for investments in multiclass REMICs and Other Structured Securities.

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

213	Freddie Mac

When we sell multiclass REMICs and Other Structured Securities in which we are not the primary beneficiary of the resecuritization trust, we account for the transfer in accordance with the accounting guidance for transfers of financial assets. To the extent the transfer of multiclass REMICs and Other Structured Securities qualifies as a sale, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred. Any gain (loss) on the sale of multiclass REMICs and Other Structured Securities is reflected in our consolidated statements of comprehensive income as a component of other gains (losses) on investment securities. To the extent the transfer of multiclass REMICs and Other Structured Securities does not qualify as a sale, we account for the transfer as a financing transaction and recognize a liability for the proceeds received from third parties in the transfer.

Other Guarantee Commitments

In certain circumstances, we also provide our guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without our securitization of the related assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. In addition, during 2010 and 2009, we issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative.

Cash and Cash Equivalents

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral that we have the right to use for general corporate purposes and that we obtain from counterparties to derivative contracts is recorded as cash and cash equivalents.

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received on the underlying assets of our consolidated trusts, which are deposited into a separate custodial account. These cash remittances include both scheduled and unscheduled principal and interest payments. The cash remittances are segregated in the separate custodial account until they are remitted to the PC, REMIC and Other Structured Securities holders on their respective security payment dates, and are not commingled with our general operating funds. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC, REMIC, and Other Structured Securities holders, in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of comprehensive income.

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

Held-for-investment mortgage loans are reported in our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, delivery fees and other pricing adjustments). These deferred items are amortized into interest income over the contractual lives of the loans using the effective interest method. We recognize interest income on an accrual basis except when we believe the collection of principal and interest in full is not reasonably assured. If the collection of principal and interest in full is not reasonably assured, we cease the accrual of interest income and any interest income accrued but uncollected is reversed.

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statements of comprehensive income, with changes in this valuation allowance also being recorded in other income. Premiums, discounts, and other cost basis adjustments recognized upon acquisition on single-family loans classified as held-for-sale are deferred and not amortized. We elected the fair value option for multifamily mortgage loans held for sale that we intend to securitize and sell to investors. See “NOTE 16: FAIR VALUE DISCLOSURES — Fair Value Option — Multifamily Held-For-Sale Mortgage Loans” and “NOTE 16: FAIR VALUE DISCLOSURES — Fair Value Option — Changes in Fair Value under the Fair Value Option Election.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis, with subsequent gains or

214	Freddie Mac

losses related to sales or changes in fair value reported in other income in our consolidated statements of comprehensive income. We do not have any held-for-sale loans reported at the lower-of-cost-or-fair-value on our consolidated balance sheets as of December 31, 2012 or 2011.

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

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets. We recognize incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment about matters that involve a high degree of subjectivity.

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

For both the single-family and multifamily portfolios, we charge off (in full or in part) our recorded investment in a loan in the period it is determined that the loan (or a portion thereof) is uncollectible, which generally occurs at final disposition of the loan through foreclosure or other loss event. However, if losses are evident prior to final disposition, earlier recognition of a charge-off is required by our policies. We also consider charge-offs for certain very small balance loans and upon the occurrence of certain events such as natural disasters. A charge-off is also recorded if we realize a specific credit loss upon the modification of a loan in a TDR. We do not have any established threshold in terms of days past due beyond which we partially or fully charge-off loans.

Single-Family Loans

We determine single-family loan loss reserves both on a collective and individual basis. For further discussion on individually impaired single-family loans, refer to “Impaired Loans” below.

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors affecting collectability. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including estimated current LTV ratios and trends in home prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate key inputs and factors including, but not limited to:

•	estimated current LTV ratios and historical trends in home prices;

•	loan product type;

•	delinquency/default status and history;

•	actual and estimated rates of collateral loss severity for similar loans;

•	geographic location;

•	loan age;

•	sourcing channel;

•	occupancy type;

215	Freddie Mac

•	UPB at origination;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

•

expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by seller/servicers;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

For additional information on estimated current LTV ratios and single-family loan loss reserves, see “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Quality of Mortgage Loans.”

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

Our single-family loan loss reserve default models are estimated based on the most recent 12 months of actual loan performance data, including loan status and delinquency data reported by our servicers. The loan performance data provides a loan level history of delinquency, foreclosures, foreclosure alternatives, modifications, and seller/servicer repurchases. Our single-family loan loss reserve severity is estimated from the most recent six months of: (a) sales experience realized on our distressed property dispositions; (b) mortgage insurance recoveries and pre-foreclosure expenses on our distressed properties including REO, short sales, and third-party sales; and (c) recoveries due to seller/servicer repurchases. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of estimated current total LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family loan loss reserve process.

Our loan loss reserves reflect our best current estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. These projections are based on our recent historical experience and current business practices and require significant management judgment. We monitor our projections of recoveries through seller/servicer repurchases to ensure that these projections are reasonable and consistent with our assessment of the credit capacity of our seller/servicer counterparties. For loans where foreclosure is probable, impairment is measured on an aggregate basis based upon an estimate of the underlying collateral value. At an individual loan level, our estimate also considers the effect of historical home price changes on borrower behavior and the impact of our loss mitigation actions, including our loan modification efforts.

Our reserve estimate also reflects our best projection of delinquencies we believe are likely to occur as a result of loss events that have occurred through December 31, 2012 and 2011, respectively. However, the continued weakness in the national housing market, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loan workout programs, make forecasting of delinquency rates inherently imprecise.

We validate and update our models and factors to capture changes in actual loss experience, as well as the effects of changes in underwriting practices and in our loss mitigation strategies. We also consider macroeconomic and other factors that impact the quality of the loans underlying our portfolio including regional housing trends, applicable home price indices,

216	Freddie Mac

unemployment and employment dislocation trends, the effects of changes in government policies and programs, consumer credit statistics and the extent of third party insurance. We consider our assessment of these factors in determining our loan loss reserves.

We apply proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements, including repurchase recoveries, entered into contemporaneously with and in contemplation of a guarantee or loan purchase transaction, as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of comprehensive income when received. We record receivables for proceeds from primary mortgage insurance and other credit enhancements, including repurchase recoveries, when the proceeds are estimable and collectability is reasonably assured. We generally accrue receivables for primary mortgage insurance, pool insurance, and most other types of credit enhancements as we have a history of collection of these types of recoveries and the amounts are estimable based on the contractual terms of the agreements. However, due to the uncertainty of the timing and amount of collections of repurchase recoveries, we generally do not accrue receivables for repurchase recoveries and instead record repurchase recoveries received on a cash basis.

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

Non-Performing Loans

Non-performing loans consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and multifamily loans that are deemed impaired based upon management judgment. We place mortgage loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

A non-accrual mortgage loan may be returned to accrual status when the collectability of principal and interest in full is reasonably assured. For single-family loans, we determine that collectability is reasonably assured when we have received payment of principal and interest such that the loan becomes less than three monthly payments past due. For multifamily loans, the collectability of principal and interest is considered reasonably assured based on a quantitative and qualitative analysis of the factors specific to the loan being assessed. Upon a loan’s return to accrual status, all previously reversed interest income is recognized and amortization of any basis adjustments into interest income is resumed.

Impaired Loans

We consider a loan to be impaired when it is probable, based on current information, that we will not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement. Delays in the timing of our expected receipt of these amounts that are more than insignificant are considered in making this assessment.

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

217	Freddie Mac

Multifamily

Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Factors considered by management in determining whether a loan is impaired include, but are not limited to, the underlying property’s operating performance as represented by its current DSCR, available credit enhancements, current LTV ratio, management of the underlying property, and the property’s geographic location. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on non-TDR multifamily impaired loans is subject to our non-accrual policy as discussed in “Non-Performing Loans.”

Troubled Debt Restructurings

Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower. We do not consider restructurings that result in a delay in payment that is insignificant to be a concession. We generally consider a delay in monthly amortizing payments of three months or less to be insignificant. We generally consider all other delays to be more than insignificant. A concession typically includes one or more of the following being granted to the borrower: (a) a trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate; (b) a delay in payment that is more than insignificant; (c) a reduction in the contractual interest rate; (d) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; (e) a reduction in the principal amount of the loan; and (f) discharge of the borrower’s obligation in Chapter 7 bankruptcy.

On July 1, 2011, we adopted an amendment to the accounting guidance related to the classification of loans as TDRs. This amendment clarified when a restructuring such as a loan modification is considered a TDR. For additional information, see “Recently Adopted Accounting Guidance — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” below.

Impairment of a loan having undergone a TDR is measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans or at the loan’s effective interest rate prior to modification for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the modification date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in “Non-Performing Loans” above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statements of comprehensive income.

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” We currently do not classify any securities as “held-to-maturity,” although we may elect to do so in the future. In addition, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets. Subsequent to our election, these securities were classified as trading securities. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI and other gains (losses) on investment securities, respectively. See “NOTE 16: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

We record purchases and sales of securities that are exempt from the requirements of derivatives and hedge accounting on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements

218	Freddie Mac

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

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. As discussed further below, certain other-than-temporary impairment losses are recognized in earnings. These losses are recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of the security’s unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized, net of tax, in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.

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

For our available-for-sale securities in an unrealized loss position at December 31, 2012, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In cases where such an assertion cannot be made, the security’s entire decline in fair value is deemed to be other than temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

We elected the fair value option for available-for-sale securities identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of comprehensive income in the period they occur, including increases in value. For additional information on our election of the fair value option, see “NOTE 16: FAIR VALUE DISCLOSURES.”

219	Freddie Mac

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

Both debt of our consolidated trusts and other debt, except for certain debt for which we elected the fair value option, are reported at amortized cost. Deferred items, including premiums, discounts, and hedging-related basis adjustments are reported as a component of total debt, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments begins upon the discontinuation of the related hedge relationship.

We elected the fair value option on foreign-currency denominated debt and certain other debt securities. The change in fair value for debt recorded at fair value is reported as gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Upfront costs and fees on foreign-currency denominated debt and certain other debt securities are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “NOTE 16: FAIR VALUE DISCLOSURES.”

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

220	Freddie Mac

substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized over the life of the modified unsecured debt security using the effective interest method and fees paid to third parties are expensed as incurred.

Derivatives

Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Changes in fair value and interest accruals on derivatives are recorded as derivative gains (losses) in our consolidated statements of comprehensive income.

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In accordance with an amendment to derivatives and hedging accounting guidance regarding certain hybrid financial instruments, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of comprehensive income. At December 31, 2012 and 2011, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At December 31, 2012 and 2011, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

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

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying value of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of REO acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell plus expected recoveries through credit enhancements exceeds the recorded investment in the loan (including all amounts due from the borrower).

Amounts we expect to receive from third-party insurance (primary mortgage insurance and pool insurance) and most other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is reported as a component of other assets on our consolidated balance sheets. We do not record receivables for repurchase recoveries. We record these on a cash basis due to uncertainty of the timing and amount of collections.

Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations income (expense) in our consolidated statements of comprehensive income; all other expenses are recognized within other administrative expenses in our consolidated statements of comprehensive income. Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

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

221	Freddie Mac

deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income in available carryback years, from current operations and from unrecognized tax benefits, and upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. We determined that, as of December 31, 2012 and 2011, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of December 31, 2012 and 2011. We will continue to evaluate our conclusion regarding the need for a valuation allowance. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that the deferred tax assets would be realized and that a valuation allowance would no longer be necessary. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 12: INCOME TAXES.”

Income tax benefit (expense) includes: (a) deferred tax benefit (expense), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance; and (b) current tax benefit (expense), which represents the amount of tax currently payable to or receivable from a tax authority including any related interest and penalties plus amounts accrued for unrecognized tax benefits (also including any related interest and penalties). Income tax benefit (expense) excludes the tax effects related to adjustments recorded to equity, such as unrealized gains and losses related to available-for-sale securities.

Regarding tax positions taken or expected to be taken (and any associated interest and penalties), we recognize a tax position so long as it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. See “NOTE 12: INCOME TAXES” for additional information.

Earnings Per Common Share

In 2012, an amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in each period as a reduction to net income (loss) available to common stockholders and net income (loss) per common share.

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of: (a) vested and unvested options to purchase common stock; and (b) restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock. Consequently, in accordance with accounting guidance, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings.

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

222	Freddie Mac

shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 11: STOCKHOLDER’S EQUITY (DEFICIT) — Stock-Based Compensation” for additional information on our earnings-per-share calculation.

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

223	Freddie Mac

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

224	Freddie Mac

We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.

The Conservator continues to determine, and direct the efforts of the Board of Directors and management to address, the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct day-to-day operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.

Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecard), and have changed considerably since we entered into conservatorship. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability.

Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results. Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition.

The Conservator stated that it is taking actions in support of the objectives of gradual transition to greater private capital participation in housing finance and greater distribution of risk to participants other than the government. The Conservator also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA stated that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, which is described below, as well as with the leading congressional proposals previously introduced. FHFA indicated that the plan leaves open all options for Congress and the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.

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

The Conservatorship Scorecard, instituted by FHFA, established objectives, performance targets and measures, and provided the implementation roadmap for FHFA’s strategic plan. We continue to align our resources and internal business plans to meet the goals and objectives in FHFA’s directives.

We regularly receive direction from our Conservator on how to pursue our objectives under conservatorship, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. The Conservator and Treasury have also not authorized us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds in the future under the Purchase Agreement. However, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

The Acting Director of FHFA stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. We are also subject to limits on the amount of assets we can sell from our

225	Freddie Mac

mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program and to the servicing alignment initiative, which has increased, and will continue to increase, our expenses. We cannot currently estimate whether, or the extent to which, costs incurred in the near term from HAMP, HARP, or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

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

Since the report was delivered, temporary high-cost area limits that had been in place since 2008 expired (effectively reducing the conforming loan limits in certain high-cost areas). In addition, as discussed below, we implemented two across-the-board increases in guarantee fees in 2012, and the required reduction in our mortgage-related investments portfolio was accelerated. We cannot predict the extent to which the other recommendations in the report will be implemented or when any actions to implement them may be taken.

On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011. Among its provisions, this law directed FHFA to require Freddie Mac and Fannie Mae to increase guarantee fees by no less than 10 basis points above the average guarantee fees charged in 2011 on single-family mortgage-backed securities. Effective April 1, 2012, at the direction of FHFA, the guarantee fee on single-family residential mortgages sold to Freddie Mac and

226	Freddie Mac

Fannie Mae was increased by 10 basis points. Under the law, the proceeds we receive from this increase are being remitted to Treasury to fund the payroll tax cut, rather than retained by us.

On August 31, 2012, FHFA announced that it had directed Freddie Mac and Fannie Mae to further increase guarantee fees on single-family mortgages by an average of 10 basis points, which was implemented in 2012. The announcement stated that the changes to the guarantee fee pricing represent a step toward encouraging greater participation in the mortgage market by private firms. The announcement stated that the increase in guarantee fees will:

•	Make more uniform the guarantee fees that Freddie Mac and Fannie Mae charge lenders who deliver large volumes of loans as compared to those who deliver smaller volumes; and

•	Reduce cross-subsidies between higher-risk and lower-risk mortgages by increasing guarantee fees on loans with maturities longer than fifteen years more than on shorter-maturity loans.

On October 24, 2011, FHFA, Freddie Mac, and Fannie Mae announced a series of FHFA-directed changes to HARP in an effort to attract more eligible borrowers who can benefit from refinancing their home mortgages. The revisions to HARP are available to borrowers with loans that were sold to Freddie Mac and Fannie Mae on or before May 31, 2009 and who meet program criteria.

Purchase Agreement

Overview

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. Under the Purchase Agreement, the $200 billion maximum amount of the commitment from Treasury was increased to accommodate the cumulative reduction in our net worth during 2010, 2011 and 2012. Beginning January 1, 2013, the amount of available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. The provisions of the Purchase Agreement whereby Treasury’s funding commitment would increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012 no longer apply.

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

Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. This amendment effectively ends the circular practice of taking draws from Treasury to pay dividends to Treasury, thereby helping to preserve remaining funding available to us under the Purchase Agreement.

For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable capital reserve amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal

227	Freddie Mac

quarter exceeds zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, for each quarter commencing January 1, 2013, and for as long as the net worth sweep dividend provisions remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable. Treasury had waived the fee for all applicable quarters prior to that date.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash (this quarterly commitment fee has been suspended). We may need to make additional draws in future periods due to a variety of factors that could adversely affect our net worth.

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

•

sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions; (d) in connection with our liquidation by a receiver; (e) of cash or cash equivalents for cash or cash equivalents; or (f) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

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

228	Freddie Mac

The covenants also apply to our subsidiaries.

The Purchase Agreement also requires us to reduce the amount of mortgage assets we own. The Purchase Agreement, as revised in the August 2012 amendment, provides that we could not own mortgage assets with UPB in excess of $650 billion on December 31, 2012 and on December 31 of each year thereafter, may not own mortgage assets with UPB in excess of 85% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain of our Other Guarantee Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

The Purchase Agreement also provides that, on an annual basis, we are required to deliver a risk management plan to Treasury setting out our strategy for reducing our enterprise-wide risk profile and the actions we will take to reduce the financial and operational risk associated with each of our reportable business segments.

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

229	Freddie Mac

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

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $650 billion at December 31, 2012 and was $558 billion at December 31, 2012. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. Significant recent developments with respect to the support we received from the government during 2012 included receiving $165 million in funding from Treasury under the Purchase Agreement related to quarterly deficits in our net worth at December 31, 2011 and March 31, 2012. Since conservatorship began through December 31, 2012, we have paid cash dividends of $23.8 billion to Treasury at the direction of the Conservator.

At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2012.

See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for more information on the terms of the conservatorship and the Purchase Agreement.

Housing Finance Agency Initiative

In 2009, we entered into a Memorandum of Understanding with Treasury, FHFA, and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance, through three separate initiatives, to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance initiatives does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of the Purchase Agreement.

The initiatives are as follows:

•

TCLFP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for variable rate demand obligations, or VRDOs, previously issued by HFAs. This support was provided through the issuance of guarantees, which provide credit enhancement to the holders of such VRDOs and also create an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFP. These guarantees replaced existing liquidity facilities from other providers. The guarantees were scheduled to expire on December 31, 2012. However, Treasury gave TCLFP participants the option to extend their individual TCLFP facilities to December 31, 2015. Certain participants elected to extend their TCLFP facilities to December 2015.

•

NIBP — In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily

230	Freddie Mac

housing bonds issued by HFAs. Treasury purchased all of the pass-through securities issued by Freddie Mac and Fannie Mae. This initiative provides financing for HFAs to issue new housing bonds.

Treasury will bear the initial losses of principal up to 35% of total principal for these two initiatives combined, and thereafter Freddie Mac and Fannie Mae each will be responsible only for losses of principal on the securities that it issues to the extent that such losses are in excess of 35% of all losses under both initiatives. Treasury will bear all losses of unpaid interest. Under both initiatives, we and Fannie Mae were paid fees at the time bonds were securitized and are also paid ongoing fees for as long as the bonds remain outstanding.

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

Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Business Objectives,” “Government Support for our Business” and “Housing Finance Agency Initiative” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties) during the years ended December 31, 2012, 2011 and 2010. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

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

VIEs for which We are the Primary Beneficiary

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for information on the nature of single-family PC trusts, REMICs and Other Structured Securities, and Other Guarantee Transactions.

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

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to mitigate credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to remove defaulted mortgage loans out of the PC trust to help mitigate credit losses. See “NOTE 5:

231	Freddie Mac

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

At December 31, 2012 and 2011, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion and $1.6 trillion, respectively, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

REMICs and Other Structured Securities

REMICs and Other Structured Securities are mortgage-related securities that we issue to third parties. We do not consolidate these securities unless we hold substantially all of the beneficial interests in the trust and are therefore considered to be the primary beneficiary. We have investments in certain REMIC trusts where we held substantially all the outstanding beneficial interests in the trusts in prior periods, but did not consolidate the trusts in those periods. We began consolidating these trusts during the third quarter of 2012 by derecognizing our investments in these entities, which totaled approximately $4.4 billion, and recognizing the assets and liabilities of the consolidated entities at their fair values. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” for more information on the correction of this prior period error that was not material to our consolidated financial statements.

Other Guarantee Transactions

Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and our obligation to absorb losses that could potentially be significant to the VIEs (e.g., the existence of third-party credit enhancements) varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee, whether covering all the issued beneficial interests or only the most senior ones. The nature of our credit guarantee typically determines whether we have power to direct the activities that most significantly impact the economic performance of the VIE.

We consolidate Other Guarantee Transactions when our credit guarantee is in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date and we also have the ability to direct the servicing of the underlying assets, which is the power to direct the activities that most significantly impact the economic performance of these VIEs. For those Other Guarantee Transactions in which our credit guarantee is not in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date (i.e., our credit guarantee is in a secondary loss position), or we do not have the ability to direct the servicing of the underlying assets, then we are not the primary beneficiary, and we do not consolidate the VIE. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $11.0 billion and $12.9 billion at December 31, 2012 and 2011, respectively.

Consolidated VIEs

The table below represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

232	Freddie Mac

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	December 31, 2012	December 31, 2011
	(in millions)
Cash and cash equivalents	$1	$2
Restricted cash and cash equivalents	14,289	27,675
Federal funds sold and securities purchased under agreements to resell	19,250	—
Mortgage loans held-for-investment by consolidated trusts	1,495,932	1,564,131
Accrued interest receivable	5,426	6,242
Real estate owned, net	45	60
Other assets	7,986	6,083

Total assets of consolidated VIEs	$1,542,929	$1,604,193

Accrued interest payable	$5,142	$5,943
Debt securities of consolidated trusts held by third parties	1,419,524	1,471,437
Other liabilities	1	3

Total liabilities of consolidated VIEs	$1,424,667	$1,477,383

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

233	Freddie Mac

Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	December 31, 2012
	Asset-Backed Investment Trusts(1)	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)	Other(1)
		Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Restricted cash and cash equivalents	—	24	—	22	119
Investments in securities:
Available-for-sale, at fair value	—	58,515	110,583	—	—
Trading, at fair value	292	10,354	10,617	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	62,245	—
Held-for-sale	—	—	—	14,238	—
Accrued interest receivable	—	324	350	326	7
Derivative assets, net	—	—	—	—	1
Other assets	—	558	2	381	482
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(667)	(2)	(29)	(635)
Maximum Exposure to Loss	$292	$51,045	$128,475	$77,213	$10,871
Total Assets of Non-Consolidated VIEs(4)	$10,901	$59,302	$768,704	$130,512	$25,004
	December 31, 2011
	Asset-Backed Investment Trusts(1)	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)	Other(1)
		Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$447	$—	$—	$—	$—
Restricted cash and cash equivalents	—	53	—	33	167
Investments in securities:
Available-for-sale, at fair value	—	81,092	121,743	—	—
Trading, at fair value	302	16,047	15,473	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	72,295	—
Held-for-sale	—	—	—	9,710	—
Accrued interest receivable	—	471	420	353	6
Derivative assets, net	—	—	—	—	1
Other assets	—	432	1	375	434
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(42)
Other liabilities	—	(585)	—	(39)	(675)
Maximum Exposure to Loss	$749	$36,438	$153,620	$82,766	$11,198
Total Assets of Non-Consolidated VIEs(4)	$16,748	$41,740	$921,219	$134,145	$25,616

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss includes accrued interest receivable associated with these loans.
(4)	Except for unsecuritized multifamily loans, this represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. For unsecuritized multifamily loans, this represents the fair value of the property serving as collateral for the loan. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

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

234	Freddie Mac

At both December 31, 2012 and 2011, we had investments in 11 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary. Our investments in these asset-backed investment trusts as of December 31, 2012 were made during 2012. At both December 31, 2012 and 2011, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $0.3 billion and $0.7 billion at December 31, 2012 and 2011, respectively, and are included as cash and cash equivalents, available-for-sale securities, or trading securities on our consolidated balance sheets. At both December 31, 2012 and 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

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

At both December 31, 2012 and 2011, our involvement with most of our REMICS and Other Structured Securities as well as certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of those securitization trusts. For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

Non-Freddie Mac Securities

We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency securities, CMBS, other private-label securities backed by various mortgage-related assets, and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk, including potential loss from the credit risk and interest-rate risk of the underlying pool of mortgages. The originators of the financial assets or the underwriters of the securities offering create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

Our investments in these non-Freddie Mac securities at December 31, 2012 were made between 1994 and 2012. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of December 31, 2012 or 2011. At both December 31, 2012 and 2011, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.

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

235	Freddie Mac

We held more than 6,000 and 7,000 unsecuritized multifamily loans at December 31, 2012 and 2011, respectively. The UPB of our investments in these loans was $76.6 billion and $82.3 billion as of December 31, 2012 and 2011, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both December 31, 2012 and 2011, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.

Other

Our involvement with other VIEs primarily includes certain of our other mortgage-related guarantees, investments in LIHTC partnerships, and other guarantee commitments that we account for as derivatives.

We hold equity investments in various LIHTC partnerships that invest in lower-tier or project partnerships that are single asset entities. In early 2010, the Acting Director of FHFA informed us that we may not sell or transfer our investments in LIHTC assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as we determined we could not realize any value from these investments.

At December 31, 2012 and 2011, we were the primary beneficiary of two and one, respectively, real estate entities that invest in multifamily property, related to credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See “Table 3.2 — Variable Interests in VIEs for which We are not the Primary Beneficiary” for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our other variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominately first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

236	Freddie Mac

The table below summarizes the types of loans on our consolidated balance sheets as of December 31, 2012 and 2011.

Table 4.1 — Mortgage Loans

	December 31, 2012			December 31, 2011
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$131,061	$1,356,030	$1,487,091	$153,177	$1,418,751	$1,571,928
Interest-only	2,445	8,874	11,319	3,184	14,758	17,942

Total fixed-rate	133,506	1,364,904	1,498,410	156,361	1,433,509	1,589,870

Adjustable-rate
Amortizing	2,630	67,067	69,697	3,428	68,362	71,790
Interest-only	7,323	31,590	38,913	10,376	43,655	54,031

Total adjustable-rate	9,953	98,657	108,610	13,804	112,017	125,821

Other Guarantee Transactions	—	10,407	10,407	—	12,776	12,776
FHA/VA and other governmental	1,285	3,062	4,347	1,494	3,254	4,748

Total single-family	144,744	1,477,030	1,621,774	171,659	1,561,556	1,733,215

Multifamily:(1)
Fixed-rate	66,384	448	66,832	69,647	—	69,647
Adjustable-rate	10,182	—	10,182	12,661	—	12,661
Other governmental	3	—	3	3	—	3

Total multifamily	76,569	448	77,017	82,311	—	82,311

Total UPB of mortgage loans	221,313	1,477,478	1,698,791	253,970	1,561,556	1,815,526

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,376)	23,373	17,997	(6,125)	10,926	4,801
Fair value adjustments on loans held-for-sale(2)	266	—	266	195	—	195
Allowance for loan losses on mortgage loans held-for-investment	(25,788)	(4,919)	(30,707)	(30,912)	(8,351)	(39,263)

Total mortgage loans, net	$190,415	$1,495,932	$1,686,347	$217,128	$1,564,131	$1,781,259

Mortgage loans, net:
Held-for-investment	$176,177	$1,495,932	$1,672,109	$207,418	$1,564,131	$1,771,549
Held-for-sale	14,238	—	14,238	9,710	—	9,710

Total mortgage loans, net	$190,415	$1,495,932	$1,686,347	$217,128	$1,564,131	$1,781,259

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.

During 2012 and 2011, we purchased $420.0 billion and $316.3 billion, respectively, in UPB of single-family mortgage loans and $1.1 billion and $2.7 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. See “NOTE 9: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have significant reclassifications of mortgage loans into held-for-sale from held-for-investment during 2012. We did not sell any held-for-investment loans during 2012.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of December 31, 2012 and 2011, approximately 14% and 15%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

237	Freddie Mac

The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of December 31, 2012				As of December 31, 2011
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$699,386	$309,099	$188,048	$1,196,533	$641,698	$383,320	$247,468	$1,272,486
15-year amortizing fixed-rate(3)	249,666	18,473	5,433	273,572	238,287	18,280	2,966	259,533
Adjustable-rate(4)	50,764	10,341	4,845	65,950	43,728	13,826	9,180	66,734
Alt-A, interest-only, and option ARM(5)	27,642	24,030	52,057	103,729	30,589	29,251	79,418	139,258

Total single-family loans	$1,027,458	$361,943	$250,383	1,639,784	$954,302	$444,677	$339,032	1,738,011

Multifamily loans				63,032				72,801

Total recorded investment of held-for-investment loans				$1,702,816				$1,810,812

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on: (a) for purchase mortgages, either the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price; or (b) for refinance mortgages, a third-party appraisal. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 12.7% and 12.8% as of December 31, 2012 and 2011, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts gradually after five years to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for purposes of this presentation even though they have a rate adjustment provision, because the future rates are determined at the time of the modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. For reporting purposes, loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification. For reporting purposes, loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.

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

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserve

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Our reserve for guarantee losses is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. A significant portion of the unsecuritized single-family loans on our consolidated balance sheets are seriously delinquent and/or TDR loans that we previously removed from our PC pools. As a result, these seriously delinquent and TDR loans typically have a higher associated allowance for loan loss than loans that remain in consolidated trusts. Single-family loans that remain in consolidated trusts are generally aggregated and measured collectively for impairment based on similar risk characteristics of the loans.

238	Freddie Mac

The table below summarizes loan loss reserve activity.

Table 4.3 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2012				2011
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$30,406	$8,351	$159	$38,916	$27,317	$11,644	$137	$39,098
Provision (benefit) for credit losses	(3,186)	5,199	—	2,013	2,796	8,059	43	10,898
Charge-offs(2)	(12,559)	(950)	(11)	(13,520)	(13,756)	(970)	(9)	(14,735)
Recoveries(2)	2,136	126	—	2,262	2,618	146	-	2,764
Transfers, net(3)	8,652	(7,808)	(7)	837	11,431	(10,528)	(12)	891

Ending balance	$25,449	$4,918	$141	$30,508	$30,406	$8,351	$159	$38,916

Multifamily:
Beginning balance	$506	$—	$39	$545	$730	$—	$98	$828
Provision (benefit) for credit losses	(132)	—	9	(123)	(152)	—	(44)	(196)
Charge-offs(2)	(34)	—	(2)	(36)	(73)	—	(2)	(75)
Recoveries(2)	—	—	2	2	1	—	—	1
Transfers, net	(1)	1	(6)	(6)	—	—	(13)	(13)

Ending balance	$339	$1	$42	$382	$506	$—	$39	$545

Total:
Beginning balance	$30,912	$8,351	$198	$39,461	$28,047	$11,644	$235	$39,926
Provision (benefit) for credit losses	(3,318)	5,199	9	1,890	2,644	8,059	(1)	10,702
Charge-offs(2)	(12,593)	(950)	(13)	(13,556)	(13,829)	(970)	(11)	(14,810)
Recoveries(2)	2,136	126	2	2,264	2,619	146	—	2,765
Transfers, net(3)	8,651	(7,807)	(13)	831	11,431	(10,528)	(25)	878

Ending balance	$25,788	$4,919	$183	$30,890	$30,912	$8,351	$198	$39,461

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.71%				2.08%

(1)	Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $308 million and $422 million for the years ended December 31, 2012 and 2011, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	For the years ended December 31, 2012 and 2011, consists of: (a) approximately $7.8 billion and $10.5 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $0.8 billion and $1.1 billion, respectively, attributable to recapitalization of past due interest on modified mortgage loans; (c) $0 million and $(258) million, respectively, related to agreements with seller/servicers where the transfer relates to recoveries received under these agreements to compensate us for estimated credit losses; and (d) $1 million and $48 million respectively, of other transfers.

239	Freddie Mac

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	December 31, 2012			December 31, 2011
	Single- family	Multifamily	Total	Single- family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,550,493	$60,836	$1,611,329	$1,677,974	$70,131	$1,748,105
Individually evaluated	89,291	2,196	91,487	60,037	2,670	62,707

Total recorded investment	1,639,784	63,032	1,702,816	1,738,011	72,801	1,810,812

Ending balance of the allowance for loan losses:
Collectively evaluated	(12,432)	(135)	(12,567)	(23,657)	(260)	(23,917)
Individually evaluated	(17,935)	(205)	(18,140)	(15,100)	(246)	(15,346)

Total ending balance of the allowance	(30,367)	(340)	(30,707)	(38,757)	(506)	(39,263)

Net investment in mortgage loans	$1,609,417	$62,692	$1,672,109	$1,699,254	$72,295	$1,771,549

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.8% and 13.0% of the recorded investment in such loans at December 31, 2012 and 2011, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.3% and 0.5% of the recorded investment in such loans as of December 31, 2012 and 2011, respectively.

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

240	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in millions)
Single-family:
Primary mortgage insurance	$188,419	$198,007	$46,685	$48,741
Lender recourse and indemnifications	7,875	8,798	7,718	8,453
Pool insurance(3)	7,307	26,754	1,355	2,210
HFA indemnification(4)	6,270	8,637	3,323	3,323
Subordination(5)	2,960	3,281	503	647
Other credit enhancements	62	133	62	99

Total	$212,893	$245,610	$59,646	$63,473

Multifamily:
HFA indemnification(4)	$1,112	$1,331	$699	$466
Subordination(5)	40,549	23,637	6,698	3,439
Other credit enhancements	7,235	7,934	2,263	2,474

Total	$48,896	$32,902	$9,660	$6,379

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $13.8 billion and $16.6 billion in UPB of single-family loans underlying Other Guarantee Transactions as of December 31, 2012 and December 31, 2011, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end. Prior period amounts have been revised to conform to current period presentation. Excludes approximately $3.3 billion and $13.5 billion in UPB at December 31, 2012 and December 31, 2011, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date.

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

We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to shift a significant portion of expected credit losses to third party investors through the sale of subordinate tranches.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.3 billion and $4.7 billion as of December 31, 2012 and 2011, respectively.

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

241	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at December 31, 2012				For The Year Ended December 31, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis
	(in millions)
Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$6,582	$3,236	$—	$3,236	$3,136	$339	$46
15-year amortizing fixed-rate(2)	64	30	—	30	25	6	1
Adjustable rate(3)	19	12	—	12	7	—	—
Alt-A, interest-only, and option ARM(4)	1,799	857	—	857	847	63	11

Total with no specific allowance recorded	8,464	4,135	—	4,135	4,015	408	58

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	67,473	66,501	(13,522)	52,979	55,431	1,632	279
15-year amortizing fixed-rate(2)	1,134	1,125	(55)	1,070	714	31	8
Adjustable rate(3)	883	874	(107)	767	558	14	5
Alt-A, interest-only, and option ARM(4)	16,946	16,656	(4,251)	12,405	14,278	326	82

Total with specific allowance recorded	86,436	85,156	(17,935)	67,221	70,981	2,003	374

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	74,055	69,737	(13,522)	56,215	58,567	1,971	325
15-year amortizing fixed-rate(2)	1,198	1,155	(55)	1,100	739	37	9
Adjustable rate(3)	902	886	(107)	779	565	14	5
Alt-A, interest-only, and option ARM(4)	18,745	17,513	(4,251)	13,262	15,125	389	93

Total single-family(6)	$94,900	$89,291	$(17,935)	$71,356	$74,996	$2,411	$432

Multifamily —
With no specific allowance recorded (7)	$978	$966	$—	$966	$1,420	$61	$37
With specific allowance recorded	1,248	1,230	(205)	1,025	1,470	68	51

Total multifamily	$2,226	$2,196	$(205)	$1,991	$2,890	$129	$88

Total single-family and multifamily	$97,126	$91,487	$(18,140)	$73,347	$77,886	$2,540	$520

	Balance at December 31, 2011				For The Year Ended December 31, 2011
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis
	(in millions)
Single-family —
With no specific allowance recorded(1):
20 and 30-year or more, amortizing fixed-rate(2)	$7,073	$3,200	$—	$3,200	$3,352	$336	$48
15-year amortizing fixed-rate(2)	57	23	—	23	26	7	1
Adjustable rate(3)	13	6	—	6	7	1	—
Alt-A, interest-only, and option ARM(4)	1,987	881	—	881	940	72	9

Total with no specific allowance recorded	9,130	4,110	—	4,110	4,325	416	58

With specific allowance recorded:(5)
20 and 30-year or more, amortizing fixed-rate(2)	44,672	43,533	(11,253)	32,280	35,707	889	129
15-year amortizing fixed-rate(2)	367	347	(43)	304	230	12	4
Adjustable rate(3)	280	268	(59)	209	155	5	2
Alt-A, interest-only, and option ARM(4)	12,103	11,779	(3,745)	8,034	9,391	173	34

Total with specific allowance recorded	57,422	55,927	(15,100)	40,827	45,483	1,079	169

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(2)	51,745	46,733	(11,253)	35,480	39,059	1,225	177
15-year amortizing fixed-rate(2)	424	370	(43)	327	256	19	5
Adjustable rate(3)	293	274	(59)	215	162	6	2
Alt-A, interest-only, and option ARM(4)	14,090	12,660	(3,745)	8,915	10,331	245	43

Total single-family(6)	$66,552	$60,037	$(15,100)	$44,937	$49,808	$1,495	$227

Multifamily —
With no specific allowance recorded(7)	$1,049	$1,044	$—	$1,044	$1,427	$65	$34
With specific allowance recorded	1,644	1,626	(246)	1,380	1,920	81	67

Total multifamily	$2,693	$2,670	$(246)	$2,424	$3,347	$146	$101

Total single-family and multifamily	$69,245	$62,707	$(15,346)	$47,361	$53,155	$1,641	$328

(1)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(5)	Consists primarily of mortgage loans classified as TDRs.
(6)	As of December 31, 2012 and 2011 includes $86.4 billion and $57.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.5 billion and $9.1 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (1) for additional information.
(7)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

242	Freddie Mac

The average recorded investment in individually impaired loans for the year ended December 31, 2010, was approximately $27.5 billion.

We recognized interest income on individually impaired loans of $1.4 billion for the year ended December 31, 2010. Interest income recognized on a cash basis on individually impaired loans was $0.2 billion for the year ended December 31, 2010. Interest income foregone on individually impaired loans was $2.3 billion, $1.6 billion, and $0.8 billion for the years ended December 31, 2012, 2011, and 2010, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	December 31, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,125,996	$21,509	$8,051	$40,977	$1,196,533	$40,833
15-year amortizing fixed-rate(2)	270,730	1,320	338	1,184	273,572	1,177
Adjustable-rate(3)	63,736	614	212	1,388	65,950	1,383
Alt-A, interest-only, and option ARM(4)	82,438	3,439	1,582	16,270	103,729	16,237

Total single-family	1,542,900	26,882	10,183	59,819	1,639,784	59,630

Total multifamily	63,000	—	2	30	63,032	1,457

Total single-family and multifamily	$1,605,900	$26,882	$10,185	$59,849	$1,702,816	$61,087

	December 31, 2011
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,191,809	$24,964	$9,006	$46,707	$1,272,486	$46,600
15-year amortizing fixed-rate(2)	256,306	1,499	361	1,367	259,533	1,361
Adjustable-rate(3)	63,929	724	239	1,842	66,734	1,838
Alt-A, interest-only, and option ARM(4)	109,967	4,617	2,172	22,502	139,258	22,473

Total single-family	1,622,011	31,804	11,778	72,418	1,738,011	72,272

Total multifamily	72,715	2	15	69	72,801	1,882

Total single-family and multifamily	$1,694,726	$31,806	$11,793	$72,487	$1,810,812	$74,154

(1)	Based on recorded investment in the loan. Mortgage loans that have been modified are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of December 31, 2012, there were $2.2 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

243	Freddie Mac

When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $29.6 billion and $44.1 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the years ended December 31, 2012 and 2011, respectively.

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	December 31, 2012	December 31, 2011
Single-family:
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	2.62%	2.80%
Total number of seriously delinquent loans	244,533	273,184
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	6.83%	7.56%
Total number of seriously delinquent loans	90,747	120,622
Other Guarantee Transactions:(2)
Serious delinquency rate	10.60%	10.54%
Total number of seriously delinquent loans	17,580	20,328
Total single-family:
Serious delinquency rate	3.25%	3.58%
Total number of seriously delinquent loans	352,860	414,134
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.10%	0.11%
UPB of delinquent loans (in millions)	$76	$93
Credit-enhanced portfolio:
Delinquency rate	0.36%	0.52%
UPB of delinquent loans (in millions)	$172	$166
Total Multifamily:
Delinquency rate	0.19%	0.22%
UPB of delinquent loans (in millions)	$248	$259

(1)	Single-family mortgage loans that have been modified are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans that have been modified as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (i.e., our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (i.e., HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu transaction (i.e., HAFA). As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury.

Troubled Debt Restructurings

On July 1, 2011, we adopted an amendment to the accounting guidance for receivables, which clarifies the guidance regarding a creditor’s evaluation of when a restructuring is considered a TDR. While our adoption of this amendment did not have an effect on how we account for TDRs, it did significantly expand the population of loans that we account for as TDRs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Guidance” for further information on our implementation of this guidance.

In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as such for other reasons), regardless of the borrowers’

244	Freddie Mac

payment status. The majority of these TDR loans were not seriously delinquent at the time of this reclassification and, in many cases, the borrowers were continuing to make timely payments.

Single-Family TDRs

We require our single-family servicers to contact borrowers who are in default and to evaluate loan workout options in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. We require our single-family servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. We receive information related to loan workouts, such as completed modifications and loans in a modification trial period, and other alternatives to foreclosure from our servicers at the loan level on at least a monthly basis. For loans in a modification trial period, we do not receive the terms of the expected completed modification until the modification is completed. For these loans, we only receive notification that they are in a modification trial period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for more detail.

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

In the case of borrowers considered for modifications, our servicers typically obtain information on income, assets, and other borrower obligations to determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reduction; (b) term extension; and (c) principal forbearance. Principal forbearance is when a portion of the principal is made non-interest-bearing and non-amortizing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans.

We implemented a non-HAMP standard loan modification initiative in late 2011, which replaced our previous non-HAMP modification initiative beginning January 1, 2012. Our HAMP and non-HAMP modification initiatives are available for borrowers experiencing what is generally expected to be a longer-term financial hardship. Both HAMP and our non-HAMP standard modification require a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. After the final trial-period payment is received by our servicer, the borrower and servicer enter into the modification. We consider restructurings under these initiatives as TDRs at the inception of the trial period if the expected modification will result in a change in our expectation to collect all amounts due at the original contract rate. Since we do not receive the terms of the modification until completion of the trial period, we estimate the impairment for loans in a modification trial period that are considered TDRs using the average impairment recorded for completed modifications and the estimated likelihood of completion of the trial period. If the borrower fails to successfully complete the trial period, the impairment for the loan is then based on the original terms of the loan. If the borrower successfully completes the trial period, the impairment for the loan is then based on the modified terms of the loan. These subsequent adjustments to impairment are based on the success or failure of the borrower to complete the trial period and are recorded through the provision for credit losses.

During 2012, approximately 57%, of completed modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 37% involved principal forbearance in addition to interest rate reductions and term extensions. During 2012, the average term extension was 130 months and the average interest rate reduction was 2.4% on completed modifications classified as TDRs. The aggregate recorded investment of single-family loans classified as TDRs during 2012 and 2011 was higher post-modification than the aggregate recorded investment of the pre-modified loans since past due amounts are added to the principal balance at the time of restructuring.

245	Freddie Mac

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

TDR Activity and Performance

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during 2012 and 2011, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.4 — TDR Activity, by Segment

	Year Ended December 31, 2012		Year Ended December 31, 2011
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate	177,930	$27,076	100,948	$19,263
15-year amortizing fixed-rate	17,549	1,176	6,529	651
Adjustable-rate(2)	6,496	977	3,287	657
Alt-A, interest-only, and option ARM	35,012	7,834	31,094	8,355

Total Single-family	236,987	37,063	141,858	28,926

Multifamily	20	202	23	254

Total	237,007	$37,265	141,881	$29,180

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2012 and 2011, was $37.0 billion and $28.1 billion, respectively.
(2)	Includes balloon/reset mortgage loans.

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

The table below presents the volume of payment defaults of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. For reporting purposes, loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income before completing the modification. For reporting purposes, loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during 2012 resulted in a modified loan with a fixed

246	Freddie Mac

interest rate. Approximately $45.0 billion in UPB of our completed HAMP loan modifications at December 31, 2012 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Year Ended December 31, 2012		Year Ended December 31, 2011
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family
20 and 30-year or more, amortizing fixed-rate	15,718	$2,905	23,592	$4,417
15-year amortizing fixed-rate	716	73	890	91
Adjustable-rate	331	71	519	111
Alt-A, interest-only, and option ARM	3,042	805	5,794	1,529

Total single-family	19,807	$3,854	30,795	$6,148

Multifamily	6	$82	8	$31

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure transfer. We only include payment defaults for a single loan once during each quarterly period within a year; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarterly period.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of December 31.

There were 3,845 loans where we engaged in other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $576 million, that returned to a current payment status, and then subsequently became two months delinquent during 2012. In addition, there were 5,220 loans with other loss mitigation activities initially classified as TDRs, with a post-TDR recorded investment of $876 million, that subsequently completed a loss event, such as a short sale or a foreclosure transfer during 2012. There were also 9,390 loans with a recorded investment of $ 1.5 billion that were initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as TDR for other reasons) and the loan subsequently experienced a loss event in 2012.

NOTE 6: REAL ESTATE OWNED

We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by determining an estimated market value and listing it for sale with a real estate broker. Upon acquiring multifamily properties, we may operate them using third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property and this extends our holding period for these properties. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies for REO.

The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

247	Freddie Mac

Table 6.1 — REO(1)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance — REO	$5,827	$7,368	$4,787
Adjustment to beginning balance(2)	—	—	147
Additions	7,029	8,970	12,304
Dispositions	(8,449)	(10,511)	(9,870)

Ending balance — REO	4,407	5,827	7,368

Beginning balance, valuation allowance	(147)	(300)	(95)
Change in valuation allowance	118	153	(205)

Ending balance, valuation allowance	(29)	(147)	(300)

Ending balance — REO, net	$4,378	$5,680	$7,068

(1)	In the fourth quarter of 2012, we revised our presentation of REO activity to include the initial estimated costs to sell within REO activities rather than within the change in valuation allowance. Prior period amounts have been revised to conform to current period presentation.
(2)	Adjustment to the beginning balance related to the adoption of new accounting guidance for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information.

The REO balance, net at December 31, 2012 and 2011 associated with single-family properties was $4.3 billion and $5.5 billion, respectively, and the balance associated with multifamily properties was $64 million and $133 million, respectively. The North Central region represented approximately 33% and 27% of our single-family REO additions during 2012 and 2011, respectively, based on the number of properties, and the Southeast region represented approximately 29% and 24% of our single-family REO additions during 2012 and 2011. Our single-family REO inventory consisted of 49,071 properties and 60,535 properties at December 31, 2012 and 2011, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.

Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized gains (losses) of $693 million, $(165) million, and $(93) million on REO dispositions during 2012, 2011, and 2010, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $(7) million, $304 million, and $498 million in 2012, 2011, and 2010, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the years ended December 31, 2012, 2011, and 2010 was $6.8 billion, $8.7 billion, and $12.3 billion respectively.

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At December 31, 2012 and 2011, all available-for-sale securities are mortgage-related securities.

248	Freddie Mac

Table 7.1 — Available-For-Sale Securities

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709

Total available-for-sale securities	$177,118	$10,162	$(12,384)	$174,896

December 31, 2011
Available-for-sale securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Fannie Mae	19,023	1,303	(4)	20,322
Ginnie Mae	219	30	—	249
CMBS	53,637	2,574	(548)	55,663
Subprime	41,347	60	(13,408)	27,999
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766

Total available-for-sale securities	$220,217	$10,557	$(20,115)	$210,659

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

249	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2012	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,811	$—	$(25)	$(25)	$1,872	$—	$(27)	$(27)	$3,683	$—	$(52)	$(52)
Fannie Mae	170	—	—	—	55	—	(2)	(2)	225	—	(2)	(2)
CMBS	340	—	(3)	(3)	3,425	(22)	(156)	(178)	3,765	(22)	(159)	(181)
Subprime	298	(23)	—	(23)	25,676	(7,189)	(1,917)	(9,106)	25,974	(7,212)	(1,917)	(9,129)
Option ARM	82	(3)	—	(3)	5,182	(1,729)	(53)	(1,782)	5,264	(1,732)	(53)	(1,785)
Alt-A and other	50	(4)	—	(4)	7,938	(961)	(236)	(1,197)	7,988	(965)	(236)	(1,201)
Obligations of states and political subdivisions	37	—	(1)	(1)	45	—	(2)	(2)	82	—	(3)	(3)
Manufactured housing	46	—	—	—	222	(26)	(5)	(31)	268	(26)	(5)	(31)

Total available-for-sale securities in a gross unrealized loss position	$2,834	$(30)	$(29)	$(59)	$44,415	$(9,927)	$(2,398)	$(12,325)	$47,249	$(9,957)	$(2,427)	$(12,384)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2011	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total	Fair Value	Other-Than- Temporary Impairment (1)	Temporary Impairment (2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$2,196	$—	$(4)	$(4)	$1,884	$—	$(44)	$(44)	$4,080	$—	$(48)	$(48)
Fannie Mae	1,144	—	(2)	(2)	14	—	(2)	(2)	1,158	—	(4)	(4)
CMBS	997	(20)	(41)	(61)	3,573	(9)	(478)	(487)	4,570	(29)	(519)	(548)
Subprime	8	(1)	—	(1)	27,742	(10,785)	(2,622)	(13,407)	27,750	(10,786)	(2,622)	(13,408)
Option ARM	95	(13)	—	(13)	5,743	(3,067)	(89)	(3,156)	5,838	(3,080)	(89)	(3,169)
Alt-A and other	1,197	(114)	(4)	(118)	9,070	(2,088)	(606)	(2,694)	10,267	(2,202)	(610)	(2,812)
Obligations of states and political subdivisions	292	—	(6)	(6)	2,157	—	(60)	(60)	2,449	—	(66)	(66)
Manufactured housing	197	(5)	—	(5)	345	(44)	(11)	(55)	542	(49)	(11)	(60)

Total available-for-sale securities in a gross unrealized loss position	$6,126	$(153)	$(57)	$(210)	$50,528	$(15,993)	$(3,912)	$(19,905)	$56,654	$(16,146)	$(3,969)	$(20,115)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At December 31, 2012, total gross unrealized losses on available-for-sale securities were $12.4 billion. The gross unrealized losses relate to 1,134 individual lots representing 1,084 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (a) we have the intent to sell the security; (b) it is more likely than not that we will be required to sell the security before recovery of its unrealized loss; or (c) we do not expect to recover the amortized cost basis of the security. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of the security’s unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recognized, net of tax, in AOCI. The credit component represents the amount by which the present value of expected future cash flows to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that we expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.

250	Freddie Mac

Our net impairment of available-for-sale securities recognized in earnings on our consolidated statements of comprehensive income for the years ended December 31, 2012, 2011, and 2010, includes amounts related to certain securities where we have previously recognized non-credit other-than-temporary impairments through AOCI, but upon the recognition of additional credit losses, these amounts were reclassified out of AOCI and charged to earnings. In certain instances, we recognized credit losses in excess of unrealized losses in AOCI.

The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments and assumptions and consideration of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include, but are not limited to:

•	whether we intend to sell the security or it is more likely than not that we will be required to sell the security before sufficient time elapses to recover all unrealized losses;

•

the use of a third-party model for single-family non-agency mortgage-related securities that considers the credit performance of the underlying collateral, including current LTV ratio, delinquency status, servicer performance, and borrower credit information. The model also incorporates assumptions about the economic environment, including future home prices, unemployment, and interest rates to project underlying collateral prepayment speeds, default rates, loss severities, and delinquency rates. Our estimation approach for CMBS includes the use of a separate third-party model that utilizes underlying collateral performance, current and expected credit enhancements, and incorporates assumptions about the underlying collateral cash flows; and

•	the incorporation of security-level subordination information and the priority of cash flow payments by the models to project and estimate cash flows expected to be collected for each security.

For our available-for-sale securities in an unrealized loss position at December 31, 2012, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In cases where such an assertion cannot be made, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

We believe the unrealized losses on the non-agency mortgage-related securities we hold are a result of poor underlying collateral performance, limited liquidity, and large risk premiums. Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes the third-party loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts from bond insurers. In the case of bond insurers, we consider factors that affect both the bond insurers’ financial performance and ability to pay their obligations. We

251	Freddie Mac

consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. For additional information regarding bond insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”

The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	December 31, 2012
	Subprime First Lien(2)		Alt-A(1)
		Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$1,112	$106	$715	$446	$2,008
Weighted average collateral defaults(3)	45%	41%	17%	40%	23%
Weighted average collateral severities(4)	68%	57%	46%	55%	47%
Weighted average voluntary prepayment rates(5)	6%	6%	12%	5%	7%
Average credit enhancement(6)	40%	9%	14%	17%	14%
2005:
UPB	$5,033	$2,511	$1,028	$740	$3,614
Weighted average collateral defaults(3)	58%	52%	30%	56%	27%
Weighted average collateral severities(4)	73%	65%	58%	66%	53%
Weighted average voluntary prepayment rates(5)	3%	5%	9%	4%	6%
Average credit enhancement(6)	49%	6%	1%	23%	3%
2006:
UPB	$18,137	$5,655	$468	$955	$1,041
Weighted average collateral defaults(3)	67%	64%	41%	59%	34%
Weighted average collateral severities(4)	75%	66%	59%	67%	57%
Weighted average voluntary prepayment rates(5)	2%	4%	7%	4%	6%
Average credit enhancement(6)	9%	(2)%	3%	(5)%	(2)%
2007:
UPB	$19,784	$3,740	$148	$1,207	$264
Weighted average collateral defaults(3)	66%	63%	59%	56%	52%
Weighted average collateral severities(4)	73%	64%	58%	62%	65%
Weighted average voluntary prepayment rates(5)	2%	4%	4%	4%	5%
Average credit enhancement(6)	10%	8%	5%	(14)%	—%
Total:
UPB	$44,066	$12,012	$2,359	$3,348	$6,927
Weighted average collateral defaults(3)	65%	61%	30%	54%	28%
Weighted average collateral severities(4)	74%	65%	54%	64%	53%
Weighted average voluntary prepayment rates(5)	3%	4%	9%	4%	6%
Average credit enhancement(6)	15%	3%	6%	1%	5%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own; divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any. The level of credit enhancement, including those securities with negative values, has been considered in our assessment of other-than temporary impairment.

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

252	Freddie Mac

enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2012.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use an external model to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2012. We do not intend to sell our CMBS and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type. The net impairment of available-for-sale securities recognized in earnings includes the impact of our implementation of a third-party model, which enhanced our approach to estimating other-than-temporary impairment of our single-family non-agency mortgage-related securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Estimate” for additional information.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings For the Year Ended December 31,
	2012	2011	2010
	(in millions)
Available-for-sale securities:
CMBS(1)	$(138)	$(353)	$(97)
Subprime	(1,274)	(1,315)	(1,769)
Option ARM	(556)	(424)	(1,395)
Alt-A and other	(196)	(198)	(1,020)
Manufactured housing	(4)	(11)	(27)

Total other-than-temporary impairments on available-for-sale securities	$(2,168)	$(2,301)	$(4,308)

(1)	Includes $181 million of other-than-temporary impairments recognized in earnings for the year ended December 31, 2011, as we had the intent to sell the related securities before recovery of their amortized cost basis.

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

253	Freddie Mac

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

Year Ended December 31, 2012
(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	141
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	2,027
Reductions:
Amounts related to securities which were sold, written off or matured	(1,289)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security	(266)

Ending balance — remaining credit losses on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$16,586

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$34	$77	$27
Fannie Mae	14	14	54
CMBS	82	37	—
Option ARM	3	—	—
Obligations of states and political subdivisions	19	11	3

Total mortgage-related securities gross realized gains	152	139	84

Non-mortgage-related securities:
Asset-backed securities	—	—	10

Total non-mortgage-related securities gross realized gains	—	—	10

Gross realized gains	152	139	94

Gross realized losses
Mortgage related securities:(1)
Freddie Mac	—	—	(1)
CMBS	—	(81)	—
Option ARM	—	—	(6)

Total mortgage-related securities gross realized losses	—	(81)	(7)

Gross realized losses	—	(81)	(7)

Net realized gains (losses)	$152	$58	$87

(1)	These individual sales do not change our conclusion that we do not intend to sell the majority of our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

254	Freddie Mac

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

December 31, 2012	Amortized Cost	Fair Value	Weighted Average Yield(2)
	(dollars in millions)
Available-for-sale securities:
Due within 1 year or less	$87	$89	4.53%
Due after 1 through 5 years	1,899	2,042	5.42
Due after 5 through 10 years	1,985	2,094	4.89
Due after 10 years	173,147	170,671	3.41

Total available-for-sale securities	$177,118	$174,896	3.45

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.
(2)	The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2012 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest coupon rate multiplied by the year-end UPB; and (b) the annualized amortization income or expense calculated for December 2012 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

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

Table 7.8 — AOCI Related to Available-For-Sale Securities

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$(6,213)	$(9,678)	$(20,616)
Adjustment to initially apply the adoption of amendments to accounting guidance for transfers of financial assets and the consolidation of VIEs(1)	—	—	(2,683)
Net unrealized holding gains(2)	3,458	2,007	10,876
Net reclassification adjustment for net realized losses(3)(4)	1,311	1,458	2,745

Ending balance	$(1,444)	$(6,213)	$(9,678)

(1)	Net of tax benefit of $1.4 billion for the year ended December 31, 2010.
(2)	Net of tax expense of $1.9 billion, $1.1 billion, and $5.9 billion for the years ended December 31, 2012, 2011, and 2010, respectively.
(3)	Net of tax benefit of $706 million, $785 million, and $1.5 billion for the years ended December 31, 2012, 2011, and 2010, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of comprehensive income as impairment losses on available-for-sale securities of $1.4 billion, $1.5 billion, and $2.8 billion, net of taxes, for the years ended December 31, 2012, 2011, and 2010, respectively.

255	Freddie Mac

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	December 31, 2012	December 31, 2011
	(in millions)
Mortgage-related securities:
Freddie Mac	$10,354	$16,047
Fannie Mae	10,338	15,165
Ginnie Mae	131	156
Other	156	164

Total mortgage-related securities	20,979	31,532

Non-mortgage-related securities:
Asset-backed securities	292	302
Treasury bills	1,160	100
Treasury notes	19,061	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184

Total non-mortgage-related securities	20,513	27,298

Total fair value of trading securities	$41,492	$58,830

Trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2012.

For the years ended December 31, 2012, 2011, and 2010, we recorded net unrealized gains (losses) on trading securities held at those dates of $(1.7) billion, $(1.0) billion, and $(1.4) billion, respectively.

Total trading securities include $1.2 billion and $1.9 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of December 31, 2012 and 2011. Gains (losses) on trading securities on our consolidated statements of comprehensive income include gains (losses) of $(167) million and $(109) million, respectively, related to these hybrid financial securities for the years ended December 31, 2012 and 2011.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions, and most derivative instruments are subject to collateral posting thresholds generally related to a counterparty’s credit rating. We consider the types of securities being pledged to us as collateral when determining how much we lend related to securities purchased under agreements to resell transactions. Additionally, we subsequently and regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us under master netting agreements related to derivative instruments of $1.5 billion and $3.2 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, we had $501 million and $0 million, respectively, of collateral in the form of securities pledged to and held by us under these master netting agreements. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. Also, at December 31, 2012 and 2011, we had $1.5 billion and $0 billion, respectively, of securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at December 31, 2012 and 2011 was $158 million and $246 million, respectively.

256	Freddie Mac

We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. We did not hold any federal funds sold at December 31, 2012 or 2011.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of December 31, 2012, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	December 31, 2012	December 31, 2011
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,390	$10,293
Available-for-sale securities	132	204
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	148	88

Total securities pledged	$10,670	$10,585

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At December 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2011, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

The remaining $65 million and $25 million of collateral posted with the ability of the secured party to repledge at December 31, 2012 and 2011, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At December 31, 2012 and 2011, we pledged securities, without the ability of the secured party to repledge, of $148 million and $88 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At December 31, 2012, we pledged $9.8 billion of collateral in the form of cash and cash equivalents, of which $9.7 billion related to our derivative agreements as we had $9.7 billion of such derivatives in a net loss position. At December 31, 2011, we pledged $12.7 billion of collateral in the form of cash and cash equivalents, of which $12.6 billion related to our derivative agreements as we had $12.7 billion of such derivatives in a net loss position. The remaining $110 million and $133 million was posted at clearinghouses in connection with our securities transactions at December 31, 2012 and 2011, respectively.

257	Freddie Mac

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, “indebtedness” does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for information regarding changes to the restrictions on the amount of mortgage-related securities that we may own.

Our debt cap under the Purchase Agreement was $874.8 billion in 2012 and declined to $780.0 billion on January 1, 2013. As of December 31, 2012, we estimate that the par value of our aggregate indebtedness totaled $552.5 billion, which was approximately $322.3 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net.

Table 8.1 — Total Debt, Net

	Interest Expense For The Year Ended December 31,			Balance, Net (1)
	2012	2011	2010	December 31, 2012	December 31, 2011
	(in millions)			(in millions)
Other debt:
Short-term debt	$176	$331	$552	$117,889	$161,399
Long-term debt:
Senior debt	10,187	12,505	16,317	429,245	498,779
Subordinated debt	30	33	46	384	368

Total long-term debt	10,217	12,538	16,363	429,629	499,147

Total other debt	10,393	12,869	16,915	547,518	660,546
Debt securities of consolidated trusts held by third parties	56,109	67,119	75,216	1,419,524	1,471,437

Total debt, net	$66,502	$79,988	$92,131	$1,967,042	$2,131,983

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $0 billion and $0.2 billion, respectively, of other short-term debt, and $2.2 billion and $2.8 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at December 31, 2012 and 2011.

During 2012, 2011, and 2010, we recognized fair value gains (losses) of $16 million, $91 million, and $581 million, respectively, on our foreign-currency denominated debt, of which $(7) million, $40 million, and $461 million, respectively, are gains (losses) related to foreign-currency translation.

Other Short-Term Debt

As indicated in “Table 8.2 — Other Short-Term Debt”, a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.

258	Freddie Mac

The table below summarizes the balances and effective interest rates for other short-term debt.

Table 8.2 — Other Short-Term Debt

	December 31, 2012			December 31, 2011
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$117,930	$117,889	0.15%	$161,193	$161,149	0.11%
Medium-term notes	—	—	—	250	250	0.24

Total other short-term debt	$117,930	$117,889	0.15	$161,443	$161,399	0.11

(1)	Represents par value, net of associated discounts or premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who are the counterparties to the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. At both December 31, 2012 and 2011, we had no balances in federal funds purchased and securities sold under agreements to repurchase.

Other Long-Term Debt

The table below summarizes our other long-term debt.

259	Freddie Mac

Table 8.3 — Other Long-Term Debt

		December 31, 2012			December 31, 2011
	Contractual Maturity(1)	Par Value	Balance, Net(2)	Weighted Average Effective Rate(3)	Par Value	Balance, Net(2)	Weighted Average Effective Rate(3)
		(dollars in millions)
Other long-term debt:
Other senior debt:(4)
Fixed-rate:
Medium-term notes — callable(5)	2013 – 2037	$94,655	94,842	1.62%	$96,958	$96,938	1.78%
Medium-term notes — non-callable	2013 – 2028	42,623	42,877	1.08	41,303	41,470	1.33
U.S. dollar Reference Notes® securities — non-callable	2013 – 2032	225,857	225,885	2.82	238,145	238,244	3.17
€Reference Notes® securities — non-callable	2013 – 2014	1,167	1,187	4.58	1,722	1,766	4.76
Variable-rate:
Medium-term notes — callable(6)	2013 – 2032	6,953	6,953	2.57	21,230	21,229	2.40
Medium-term notes — non-callable	2013 – 2026	46,194	46,197	0.27	86,010	86,019	0.26
Zero-coupon:
Medium-term notes — callable	2037 – 2040	1,300	324	5.71	12,475	3,281	5.39
Medium-term notes — non-callable	2013 – 2039	15,240	10,923	4.03	14,475	9,753	4.67
Hedging-related basis adjustments		N/A	57		N/A	79

Total other senior debt		433,989	429,245		512,318	498,779
Other subordinated debt:
Fixed-rate	2016 – 2018	221	218	6.59	221	218	6.59
Zero-coupon	2019	332	166	10.51	332	150	10.51

Total other subordinated debt		553	384		553	368

Total other long-term debt		$434,542	$429,629	2.15	$512,871	$499,147	2.27

(1)	Represents contractual maturities at December 31, 2012.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedging-related basis adjustments.
(4)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2012 and 2011, respectively.
(5)	Includes callable FreddieNotes® securities of $1.2 billion and $2.9 billion at December 31, 2012 and 2011, respectively.
(6)	Includes callable FreddieNotes® securities of $0 billion and $1.3 billion at December 31, 2012 and 2011, respectively.

A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

260	Freddie Mac

Table 8.4 — Debt Securities of Consolidated Trusts Held by Third Parties

	December 31, 2012				December 31, 2011
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2013 – 2048	$960,176	$982,718	4.53%	2012 – 2048	$1,034,680	$1,047,556	4.92%
20-year fixed-rate	2013 – 2033	73,902	76,079	4.09	2012 – 2032	67,323	68,502	4.53
15-year fixed-rate	2013 – 2028	257,083	263,244	3.59	2012 – 2027	242,077	246,023	4.09
Adjustable-rate	2013 – 2047	62,424	63,649	2.88	2012 – 2047	60,544	61,395	3.18
Interest-only(4)	2026 – 2041	31,588	31,642	4.37	2026 – 2041	45,807	45,884	4.91
FHA/VA	2013 – 2041	1,638	1,663	5.67	2012 – 2041	2,045	2,077	5.67

Total single-family		1,386,811	1,418,995			1,452,476	1,471,437
Multifamily(5)	2019	448	529	4.96	—	—	—	—

Total debt securities of consolidated trusts held by third parties(6)		$1,387,259	$1,419,524			$1,452,476	$1,471,437

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	Balance, Net includes interest-only securities recorded at fair value.
(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.49% and 4.22% as of December 31, 2012 and 2011, respectively.

The table below summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at December 31, 2012.

Table 8.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities	Par Value(1)(2)
(in millions)
Other debt:
2013	$115,577
2014	85,798
2015	52,968
2016	38,882
2017	57,664
Thereafter	83,653
Debt securities of consolidated trusts held by third parties(3)	1,387,259

Total	1,821,801
Net discounts, premiums, hedge-related and other basis adjustments(4)	27,352

Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,849,153

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2012.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk and interest-rate risk related to other foreign-currency denominated debt.

Lines of Credit

At both December 31, 2012 and 2011, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at December 31, 2012 or 2011. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

Subordinated Debt Interest and Principal Payments

The terms of certain of our subordinated debt securities provide for us to defer payments of interest in the event we fail to maintain specified capital levels. However, in a September 23, 2008 statement concerning the conservatorship, the

261	Freddie Mac

Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels.

NOTE 9: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the years ended December 31, 2012, and 2011, we issued approximately $439.3 billion and $300.2 billion respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). Beginning January 1, 2010, we no longer recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets.

For securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk, we recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee.

The table below presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 9.1 — Financial Guarantees

	December 31, 2012			December 31, 2011
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$50,715	$430	41	$35,879	$300	42
Other guarantee commitments	23,455	575	37	21,064	487	37
Derivative instruments	10,306	789	33	37,737	2,977	34
Servicing-related premium guarantees	210	—	5	151	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

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

During 2012 we issued approximately $17.5 billion, compared to $11.8 billion in 2011, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

We recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $183 million and $198 million at December 31, 2012 and 2011, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.

262	Freddie Mac

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During 2012 and 2011, we issued and guaranteed $6.8 billion and $4.4 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $12.4 billion and $8.6 billion of UPB at December 31, 2012 and 2011, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.4 billion and $9.6 billion in UPB at December 31, 2012 and 2011, respectively. In addition, as of December 31, 2012, and 2011, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $1.7 billion, and $2.9 billion, respectively.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 10: DERIVATIVES” for further discussion of these derivative guarantees.

We guarantee the performance of interest-rate swap contracts in two circumstances. First, in connection with certain other guarantee commitments, we guarantee that a multifamily borrower will perform under an interest-rate swap contract linked to the borrower’s ARM. And second, in connection with our issuance of certain REMICs and Other Structured Securities, which are backed by tax-exempt bonds, we guarantee that the sponsor of the transaction will perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued.

We also have issued certain REMICs and Other Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we will sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such REMICs and Other Structured Securities, we are obligated to fund such principal. Our maximum exposure on these derivative guarantees represents the outstanding UPB of the REMICs and Other Structured Securities subject to stated final maturities.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not significant at December 31, 2012 and 2011.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2012 and 2011.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at December 31, 2012 and 2011.

NOTE 10: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

263	Freddie Mac

•	synthetically create callable and non-callable funding;

•	adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets; and

•	hedge foreign-currency exposure.

Hedge Forecasted Debt Issuances

When we commit to purchase mortgages and mortgage-related investments, such commitments are typically for a future settlement ranging from two weeks to three months after the date of the commitment. To facilitate larger and more predictable debt issuances that contribute to lower funding costs, we use interest-rate derivatives to economically hedge the interest-rate risk exposure from the time we commit to purchase a mortgage to the time the related debt is issued.

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

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the economic terms of our overall mix of debt funding in response to changes in the expected lives of our investments in mortgage-related assets. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest-rate environment, we typically enter into receive-fixed interest rate swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest-rate environment, we typically enter into pay-fixed interest rate swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

Foreign-Currency Exposure

We use foreign-currency swaps to eliminate virtually all of our exposure to fluctuations in exchange rates related to our foreign-currency denominated debt by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations. Foreign-currency swaps are defined as swaps in which one leg is calculated in a foreign-currency and the other leg is calculated in U.S. dollars.

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

264	Freddie Mac

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

Credit Derivatives

We entered into credit-risk sharing agreements for certain credit enhanced multifamily housing revenue bonds held by third parties in exchange for a monthly fee. In addition, we have purchased mortgage loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract we would be obligated under our guarantee to make the required contractual payments.

For a discussion of our significant accounting policies related to derivatives, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives.”

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

265	Freddie Mac

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At December 31, 2012			At December 31, 2011
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$275,099	$13,782	$(97)	$211,808	$12,998	$(108)
Pay-fixed	270,092	177	(30,147)	289,335	19	(34,507)
Basis (floating to floating)	2,300	6	—	2,750	5	(7)

Total interest-rate swaps	547,491	13,965	(30,244)	503,893	13,022	(34,622)
Option-based:
Call swaptions
Purchased	37,650	7,360	—	76,275	12,975	—
Written	6,195	—	(749)	27,525	—	(2,932)
Put Swaptions
Purchased	43,200	288	—	70,375	638	—
Written	—	—	—	500	—	(2)
Other option-based derivatives(3)	31,540	2,449	(1)	38,549	2,256	(2)

Total option-based	118,585	10,097	(750)	213,224	15,869	(2,936)
Futures	41,123	37	(2)	41,281	5	—
Foreign-currency swaps	1,167	73	(6)	1,722	106	(9)
Commitments	25,530	20	(47)	14,318	38	(94)
Credit derivatives	8,307	1	(5)	10,190	1	(5)
Swap guarantee derivatives	3,628	—	(35)	3,621	—	(37)

Total derivatives not designated as hedging instruments	745,831	24,193	(31,089)	788,249	29,041	(37,703)
Netting adjustments(4)		(23,536)	30,911		(28,923)	37,268

Total derivative portfolio, net	$745,831	$657	$(178)	$788,249	$118	$(435)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net. Excludes $501 million and $0 million of non-cash collateral held at December 31, 2012 and 2011, respectively.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(1.1) billion at December 31, 2012 and 2011, respectively, which was mainly related to interest-rate swaps.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets at December 31, 2012 and 2011 was $1.5 billion and $3.2 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities at December 31, 2012 and 2011 was $9.7 billion and $12.6 billion, respectively. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities, even where a master netting agreement is in effect. See “NOTE 7: INVESTMENTS IN SECURITIES — Collateral Pledged” for more information about collateral held and posted. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2012, was $9.7 billion for which we posted collateral of $9.7 billion in the normal course of business. Since we were fully collateralized as of December 31, 2012, we would not have had to post additional collateral on that day if credit-risk-related contingent features underlying these agreements were triggered.

266	Freddie Mac

At December 31, 2012 and 2011, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

Table 10.2 — Gains and Losses on Derivatives

	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
Derivatives in Cash Flow Hedging Relationships(1)(2)	Year Ended December 31,
	2012	2011	2010
	(in millions)
Closed cash flow hedges(3)	$(612)	$(758)	$(1,010)

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(5)	Derivative Gains (Losses)(4)
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(33)	$(49)	$(119)
U.S. dollar denominated	2,686	12,686	9,825

Total receive-fixed swaps	2,653	12,637	9,706
Pay-fixed	(2,865)	(22,999)	(17,450)
Basis (floating to floating)	8	(5)	65

Total interest-rate swaps	(204)	(10,367)	(7,679)

Option based:
Call swaptions
Purchased	1,365	10,234	6,548
Written	(38)	(2,337)	(199)
Put swaptions
Purchased	(273)	(1,614)	(1,621)
Written	6	14	82
Other option-based derivatives(6)	190	879	33

Total option-based	1,250	7,176	4,843
Futures	11	(154)	(210)
Foreign-currency swaps	(8)	(41)	(468)
Commitments	298	(1,340)	(85)
Credit derivatives	—	—	5
Swap guarantee derivatives	7	3	3
Other(7)	—	3	—

Subtotal	1,354	(4,720)	(3,591)
Accrual of periodic settlements:(8)
Receive-fixed interest-rate swaps(9)	3,511	4,173	6,381
Pay-fixed interest-rate swaps	(7,318)	(9,241)	(10,909)
Foreign-currency swaps	4	22	19
Other	1	14	15

Total accrual of periodic settlements	(3,802)	(5,032)	(4,494)

Total	$(2,448)	$(9,752)	$(8,085)

(1)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(2)	No amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing).
(3)	Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(4)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(5)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(6)	Primarily includes purchased interest-rate caps and floors.
(7)	Related to the bankruptcy of Lehman Brothers Holdings, Inc.
(8)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(9)	Includes imputed interest on zero-coupon swaps.

267	Freddie Mac

Hedge Designation of Derivatives

At December 31, 2012 and 2011, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in “Table 10.3 — AOCI Related to Cash Flow Hedge Relationships,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.3 billion and $1.7 billion at December 31, 2012 and 2011, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $316 million, net of taxes, of the $1.3 billion of cash flow hedge losses in AOCI at December 31, 2012 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 21 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at December 31, 2012 will be reclassified to earnings over the next five and ten years, respectively.

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

Table 10.3 — AOCI Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance(1)	$(1,730)	$(2,239)	$(2,905)
Cumulative effect of change in accounting principle(2)	—	—	(7)
Net reclassifications of losses to earnings(3)	414	509	673

Ending balance(1)	$(1,316)	$(1,730)	$(2,239)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting guidance for accounting for transfers of financial assets and consolidation of VIEs, as well as a change in the amortization method for certain related deferred items. Net of tax benefit of $4 million for the year ended December 31, 2010.
(3)	Net of tax benefit of $198 million, $249 million, and $337 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described in “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS,” we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the Purchase Agreement.

Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Purchase Agreement,” the quarterly commitment fee has been suspended.

Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. Total dividends paid in

268	Freddie Mac

cash during 2012, 2011, and 2010 at the direction of the Conservator were $7.2 billion, $6.5 billion, and $5.7 billion, respectively. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for a discussion of our net worth sweep dividend.

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

The table below provides a summary of our senior preferred stock outstanding at December 31, 2012.

Table 11.1 — Senior Preferred Stock

	Draw Date	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference(1)
Senior preferred stock:		(in millions, except initial liquidation preference price per share)
10%	September 8, 2008(2)	1.00	1.00	$1.00	$1,000	$1,000
10%(3)	November 24, 2008	—	—	—	N/A	13,800
10%(3)	March 31, 2009	—	—	—	N/A	30,800
10%(3)	June 30, 2009	—	—	—	N/A	6,100
10%(3)	June 30, 2010	—	—	—	N/A	10,600
10%(3)	September 30, 2010	—	—	—	N/A	1,800
10%(3)	December 30, 2010	—	—	—	N/A	100
10%(3)	March 31, 2011	—	—	—	N/A	500
10%(3)	September 30, 2011	—	—	—	N/A	1,479
10%(3)	December 30, 2011	—	—	—	N/A	5,992
10%(3)	March 30, 2012	—	—	—	N/A	146
10%(3)	June 29, 2012	—	—	—	N/A	19

Total, senior preferred stock		1.00	1.00	$1.00		$72,336

(1)	Amounts stated at redemption value.
(2)	We did not receive any cash proceeds from Treasury as a result of issuing these shares.
(3)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.

We received $146 million in March 2012 and $19 million in June 2012 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of December 31, 2011 and March 31, 2012, respectively. At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock

269	Freddie Mac

owned by Treasury was $72.3 billion and $72.2 billion as of December 31, 2012 and 2011, respectively. See “NOTE 14: REGULATORY CAPITAL” for additional information.

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

We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the warrant is included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2012, 2011, and 2010, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

Preferred Stock

The table below provides a summary of our preferred stock outstanding at December 31, 2012. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

270	Freddie Mac

Table 11.2 — Preferred Stock

	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance(1)	Redeemable On or After(2)	OTCQB Symbol(3)
Preferred stock:		(in millions except redemption price per share)
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant).
(3)	Preferred stock trades exclusively through the OTCQB Marketplace unless otherwise noted.
(4)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(5)	Issued through private placement.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(7)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(8)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(9)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(10)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(11)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(12)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of: (a) the sum of three-month LIBOR plus 4.16% per annum; or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

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

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2012 and 2011, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2012, restrictions lapsed on 460,846 restricted stock units and 2,200 restricted stock units were forfeited. At December 31, 2012, 28,317 restricted stock units remained outstanding. There are no remaining restrictions on outstanding restricted stock units. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2012 and 2011. During 2012, no stock options were exercised and 712,336 stock options were forfeited or expired. At December 31, 2012, 1,309,296 stock options were outstanding.

271	Freddie Mac

For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 1,606,097, 3,383,185, and 5,290,347 at December 31, 2012, 2011, and 2010, respectively.

Dividends Declared During 2012

No common dividends were declared in 2012. In 2012, we paid dividends of $7.2 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2012.

REIT Dividends

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

Delisting of Common Stock and Preferred Stock from NYSE

On July 8, 2010, we delisted our common and 20 previously listed classes of preferred stock from the NYSE pursuant to a directive by our Conservator.

Our common stock and the classes of preferred stock that were previously listed on the NYSE are traded exclusively in the OTCQB Marketplace. Shares of our common stock now trade under the ticker symbol FMCC. We expect that our common stock and the previously listed classes of preferred stock will continue to trade in the OTCQB Marketplace so long as market makers demonstrate an interest in trading the common and preferred stock.

NOTE 12: INCOME TAXES

Income Tax Benefit

The table below presents the components of our federal income tax benefit for 2012, 2011, and 2010. We are exempt from state and local income taxes.

Table 12.1 — Federal Income Tax Benefit

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current income tax benefit	$1,540	$283	$186
Deferred income tax (expense) benefit	(3)	117	670

Total income tax benefit	$1,537	$400	$856

Our income tax benefit for 2012 primarily relates to the favorable resolution of various uncertain tax positions which allowed for the release of the associated tax reserves.

The table below presents a reconciliation between our federal statutory income tax rate and our effective tax rate for 2012, 2011, and 2010.

272	Freddie Mac

Table 12.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Statutory corporate tax rate	$(3,306)	35.0%	$1,983	35.0%	$5,209	35.0%
Tax-exempt interest	133	(1.4)	179	3.2	213	1.4
Tax credits	536	(5.7)	566	10.0	585	3.9
Valuation allowance
Current year activity	2,637	(27.9)	(2,728)	(48.2)	(6,007)	(40.4)
Unrecognized tax benefits(1)	1,205	(12.8)	(21)	(0.4)	(12)	(0.1)
Other	45	(0.5)	403	7.2	852	5.8

Total valuation allowance	3,887	(41.2)	(2,346)	(41.4)	(5,167)	(34.7)
Other	287	(3.0)	18	0.3	16	0.1

Effective tax rate	$1,537	(16.3)%	$400	7.1%	$856	5.7%

(1)	See “Unrecognized Tax Benefits” for more information on the change in unrecognized tax benefits in 2012.

In 2012, 2011, and 2010, our effective tax rate differs from the statutory tax rate of 35% primarily due to the valuation allowance on a portion of our net deferred tax assets and the recognition of uncertain tax positions.

Deferred Tax Assets, Net

The table below presents the balances of significant deferred tax assets, liabilities, and the valuation allowance for the years ended December 31, 2012 and 2011.

Table 12.3 — Deferred Tax Assets, Net

	2012	2011
	(in millions)
Deferred tax assets:
Deferred fees	$4,330	$3,957
Basis differences related to derivative instruments(1)	10,294	4,903
Credit related items and allowance for loan losses	6,785	12,398
Unrealized (gains) losses related to available-for-sale securities	778	3,345
LIHTC and AMT credit carryforward	3,408	2,885
Net operating loss carryforward, net of unrecognized tax benefits(1)	11,479	18,053
Other items, net	146	172

Total deferred tax assets	37,220	45,713

Deferred tax liabilities:
Basis differences related to assets held for investment(2)	(4,609)	(6,367)
Basis differences related to debt	(149)	(140)

Total deferred tax liability	(4,758)	(6,507)
Valuation allowance	(31,684)	(35,660)

Deferred tax assets, net	$778	$3,546

(1)	In 2012, we changed our tax accounting method for certain hedging transactions and, as a result, the deferred tax asset related to the net operating loss carryforward was reduced by approximately $6.7 billion. A corresponding adjustment is reflected in basis differences related to derivative instruments. See “Unrecognized Tax Benefits — IRS Examinations and Litigation” below for more information.
(2)	The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.

On a quarterly basis, we determine whether a valuation allowance is necessary. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Evidence that we considered in making our assessments as of December 31, 2012 and 2011 included: (a) our cumulative loss position for the past three years; (b) our current taxable loss position; (c) the amount and estimated time required to realize our estimated cumulative tax net operating loss carryforward; (d) difficulty in predicting unsettled circumstances related to the conservatorship; (e) our access to capital under the agreements associated with the conservatorship; (f) management’s intent and ability to hold our available-for-sale securities until losses can be recovered; and (g) the improving trend of our financial results.

273	Freddie Mac

After evaluating all available evidence, including our prior years’ losses, the events and developments related to our conservatorship, volatility in the economy, related difficulty in forecasting future profit levels, and our assertion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered, we continue to record a valuation allowance on a portion of our net deferred tax assets as of December 31, 2012 and 2011. As of December 31, 2012, after consideration of the valuation allowance, our net deferred tax asset is the tax effect of unrealized losses on our available-for-sale securities.

As of December 31, 2012, we had a net operating loss carryforward of $32.8 billion and a LIHTC carryforward of $3.4 billion that will expire over multiple years beginning in 2030 and 2027, respectively.

Unrecognized Tax Benefits

Table 12.4 — Unrecognized Tax Benefits

	2012	2011	2010
	(in millions)
Balance at January 1	$1,355	$1,220	$805
Changes based on tax positions in prior years	(41)	130	372
Changes based on tax positions in current years	(28)	6	48
Decreases in unrecognized tax benefits due to settlements with taxing authorities	(1,286)	(1)	(5)

Balance at December 31	$—	$1,355	$1,220

At December 31, 2012, we have assessed all income tax uncertainties and have determined that no reserves currently are needed. As a result, the balance of unrecognized tax benefits was reduced to zero. See “IRS Examinations and Litigation” below for more information.

We have accrued gross interest receivable of $523 million and $520 million as of December 31, 2012 and December 31, 2011, respectively, related to payments on account with the IRS. Previously recorded accrued interest payable of $266 million associated with certain unrecognized tax benefits was reversed in 2012. We anticipate refunds of accrued interest receivable upon final settlement of the Statutory Notices for the 1998 to 2005 tax years. See “IRS Examinations and Litigation” below.

IRS Examinations and Litigation

In 2010 and 2011, we received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years, primarily related to our tax accounting method for certain hedging transactions. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. A Tax Court trial date was originally scheduled for November 13, 2012; however, on June 7, 2012 the Tax Court granted a joint motion for continuance in order for both parties to explore settlement options. We have had ongoing discussions with the IRS regarding the litigation, and based on the favorable resolution of the matters in dispute, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012.

In addition, the IRS is currently auditing our income tax returns for tax years 2008 through 2011. Although the audit has not concluded, on July 25, 2012 the IRS advised us that they would not challenge certain deductions in 2008 and 2009, and the associated unrecognized tax benefits were reduced to zero in the third quarter of 2012.

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

274	Freddie Mac

We do not consider our assets by segment when evaluating segment performance or allocating resources. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category as of December 31, 2012. Certain immaterial changes were made to our Segment Earnings definitions in 2012. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. The All Other category consists of material corporate level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods.

275	Freddie Mac

Segment	Description	Activities/Items

Investments	The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by other debt issuances and hedged using derivatives. In our Investments segment, we also provide funding and hedging management services to the Single-family Guarantee and Multifamily segments. The Investments segment reflects changes in the fair value of the Multifamily segment securities, primarily CMBS, and held-for-sale loans that are associated with changes in interest rates. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

•    Investments in mortgage-related securities and single-family performing mortgage loans

•    Investments in short-term asset-backed securities

•    All other traded instruments / securities, excluding CMBS and multifamily housing revenue bonds

•    Debt issuances

•    All asset / liability management returns

•    Guarantee buy-ups, net of execution gains / losses

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

•    Adjustments for security performance

•    Credit losses on all single-family assets

•    Guarantee buy-downs

•    Expected net float income or expense on the single-family credit guarantee portfolio

•    Deferred tax asset valuation allowance

•    Allocated debt costs, administrative expenses and taxes

Multifamily	The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase held-for-sale multifamily loans for aggregation and then securitization through multifamily K Certificates, which are considered Other Guarantee Transactions. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects gains on sale of mortgages and the impact of changes in fair value of our investment securities and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.

•    Multifamily mortgage loans held-for-sale and associated securitization activities

•    Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment

•    Allocated debt costs, administrative expenses and taxes

•    Other guarantee commitments on multifamily housing revenue bonds

•    LIHTC and valuation allowance

•    Deferred tax asset valuation allowance

All Other	The All Other category consists of material corporate-level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments.	• Tax settlements, as applicable • Legal settlements, as applicable • The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

276	Freddie Mac

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

Many of the reclassifications, adjustments and allocations described below relate to the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, which we adopted effective January 1, 2010. These amendments require us to consolidate our single-family PC trusts and certain Other Guarantee Transactions, which makes it difficult to view the results of the three operating segments from a GAAP perspective. For example, as a result of the amendments, the net guarantee fee earned on mortgage loans held by our consolidated trusts is included in net interest income on our GAAP consolidated statements of comprehensive income. Through the reclassifications described below, we move the net guarantee fees earned on mortgage loans into Segment Earnings management and guarantee income.

Investment Activity-Related Reclassifications

In preparing certain line items within Segment Earnings, we make various reclassifications to earnings determined under GAAP related to our investment activities, including those described below. Through these reclassifications, we move certain items into or out of net interest income so that, on a Segment Earnings basis, net interest income reflects how we measure the effective yield earned on securities held in our mortgage investments portfolio and our cash and other investments portfolio.

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

Amortization related to certain items is not relevant to how we measure the effective yield earned on the securities held in our investments portfolios. Therefore, as described below, we reclassify these items in Segment Earnings from net interest income to non-interest income.

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities.

•	Amortization related to accretion of other-than-temporary impairments on non-mortgage-related securities held in our cash and other investments portfolio.

•

Amortization related to premiums and discounts associated with PCs and Other Guarantee Transactions issued by our consolidated trusts that we previously held and subsequently transferred to third parties. The amortization is related to deferred gains (losses) on transfers of these securities.

277	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•

We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2012, the unamortized balance of such premiums and discounts, net was $3.2 billion and the unamortized balance of buy-up fees was $0.8 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

•

We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of December 31, 2012, the unamortized balance of buy-down fees was $0.6 billion and the unamortized balance of credit delivery fees was $1.4 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding costs related to certain assets of each segment. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships and any valuation allowance on these tax credits are allocated to the Multifamily segment. The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward and tax settlements, as applicable, are allocated to the “All Other” category. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

The table below presents Segment Earnings by segment.

278	Freddie Mac

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$8,212	$3,366	$1,251
Single-family Guarantee	(164)	(10,000)	(16,256)
Multifamily	2,146	1,319	965
All Other	788	49	15

Total Segment Earnings (loss), net of taxes	10,982	(5,266)	(14,025)

Net income (loss) attributable to Freddie Mac	$10,982	$(5,266)	$(14,025)

Comprehensive income (loss) of segments:
Investments	$11,397	$6,473	$11,477
Single-family Guarantee	(227)	(9,970)	(16,250)
Multifamily	4,081	2,218	5,040
All Other	788	49	15

Comprehensive income (loss) of segments	16,039	(1,230)	282

Total comprehensive income (loss) attributable to Freddie Mac	$16,039	$(1,230)	$282

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

279	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2012
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
						Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$6,110	$(147)	$1,291	$—	$7,254	$9,558	$799	$10,357	$17,611
(Provision) benefit for credit losses	—	(3,168)	123	—	(3,045)	1,155	—	1,155	(1,890)
Non-interest income (loss):
Management and guarantee income(3)	—	4,389	151	—	4,540	(3,507)	(832)	(4,339)	201
Net impairment of available-for-sale securities recognized in earnings	(1,831)	—	(123)	—	(1,954)	(214)	—	(214)	(2,168)
Derivative gains (losses)	1,970	—	7	—	1,977	(4,425)	—	(4,425)	(2,448)
Gains (losses) on trading securities	(1,755)	—	81	—	(1,674)	—	—	—	(1,674)
Gains (losses) on sale of mortgage loans	6	—	269	—	275	—	—	—	275
Gains (losses) on mortgage loans recorded at fair value	297	—	438	—	735	—	—	—	735
Other non-interest income (loss)	2,357	931	275	—	3,563	(2,567)	—	(2,567)	996
Non-interest expense:
Administrative expenses	(430)	(890)	(241)	—	(1,561)	—	—	—	(1,561)
REO operations income (expense)	—	(62)	3	—	(59)	—	—	—	(59)
Other non-interest expense	(1)	(393)	(129)	(50)	(573)	—	—	—	(573)
Segment adjustments(2)	799	(832)	—	—	(33)	—	33	33	—
Income tax benefit	690	8	1	838	1,537	—	—	—	1,537

Net income (loss) attributable to Freddie Mac	8,212	(164)	2,146	788	10,982	—	—	—	10,982
Total other comprehensive income (loss), net of taxes	3,185	(63)	1,935	—	5,057	—	—	—	5,057

Total comprehensive income (loss) attributable to Freddie Mac	$11,397	$(227)	$4,081	$788	$16,039	$—	$—	$—	$16,039

	Year Ended December 31, 2011
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
						Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$7,339	$(23)	$1,200	$—	$8,516	$9,220	$661	$9,881	$18,397
(Provision) benefit for credit losses	—	(12,294)	196	—	(12,098)	1,396	—	1,396	(10,702)
Non-interest income (loss):
Management and guarantee income(3)	—	3,647	127	—	3,774	(2,905)	(699)	(3,604)	170
Net impairment of available-for-sale securities recognized in earnings	(1,833)	—	(353)	—	(2,186)	(115)	—	(115)	(2,301)
Derivative gains (losses)	(3,597)	—	3	—	(3,594)	(6,158)	—	(6,158)	(9,752)
Gains (losses) on trading securities	(993)	—	39	—	(954)	—	—	—	(954)
Gains (losses) on sale of mortgage loans	28	—	383	—	411	—	—	—	411
Gains (losses) on mortgage loans recorded at fair value	501	—	(83)	—	418	—	—	—	418
Other non-interest income (loss)	1,266	1,216	86	—	2,568	(1,438)	—	(1,438)	1,130
Non-interest expense:
Administrative expenses	(398)	(888)	(220)	—	(1,506)	—	—	—	(1,506)
REO operations income (expense)	—	(596)	11	—	(585)	—	—	—	(585)
Other non-interest expense	(2)	(321)	(69)	—	(392)	—	—	—	(392)
Segment adjustments(2)	661	(699)	—	—	(38)	—	38	38	—
Income tax (expense) benefit	394	(42)	(1)	49	400	—	—	—	400

Net income (loss) attributable to Freddie Mac	3,366	(10,000)	1,319	49	(5,266)	—	—	—	(5,266)
Total other comprehensive income, net of taxes	3,107	30	899	—	4,036	—	—	—	4,036

Total comprehensive income (loss) attributable to Freddie Mac	$6,473	$(9,970)	$2,218	$49	$(1,230)	$—	$—	$—	$(1,230)

280	Freddie Mac

	Year Ended December 31, 2010
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
						Reclassifications (1)	Segment Adjustments (2)	Total Reconciling Items
	(in millions)
Net interest income	$6,192	$72	$1,114	$—	$7,378	$8,120	$1,358	$9,478	$16,856
Provision for credit losses	—	(18,785)	(99)	—	(18,884)	1,666	—	1,666	(17,218)
Non-interest income (loss):
Management and guarantee income(3)	—	3,635	101	—	3,736	(2,640)	(953)	(3,593)	143
Net impairment of available-for-sale securities recognized in earnings	(3,819)	—	(96)	—	(3,915)	(393)	—	(393)	(4,308)
Derivative gains (losses)	(1,859)	—	6	—	(1,853)	(6,232)	—	(6,232)	(8,085)
Gains (losses) on trading securities	(1,386)	—	47	—	(1,339)	—	—	—	(1,339)
Gains (losses) on sale of mortgage loans	(76)	—	343	—	267	—	—	—	267
Gains (losses) on mortgage loans recorded at fair value	34	—	(283)	—	(249)	—	—	—	(249)
Other non-interest income (loss)	1,023	1,351	130	—	2,504	(521)	—	(521)	1,983
Non-interest expense:
Administrative expenses	(455)	(930)	(212)	—	(1,597)	—	—	—	(1,597)
REO operations income (expense)	—	(676)	3	—	(673)	—	—	—	(673)
Other non-interest expense	(18)	(578)	(66)	—	(662)	—	—	—	(662)
Segment adjustments(2)	1,358	(953)	—	—	405	—	(405)	(405)	—
Income tax (expense) benefit	259	608	(26)	15	856	—	—	—	856

Net income (loss)	1,253	(16,256)	962	15	(14,026)	—	—	—	(14,026)
Less: net (income) loss—noncontrolling interests	(2)	—	3	—	1	—	—	—	1

Net income (loss) attributable to Freddie Mac	1,251	(16,256)	965	15	(14,025)	—	—	—	(14,025)
Total other comprehensive income, net of taxes	10,226	6	4,075	—	14,307	—	—	—	14,307

Total comprehensive income (loss) attributable to Freddie Mac	$11,477	$(16,250)	$5,040	$15	$282	$—	$—	$—	$282

(1)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

281	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Year Ended December 31, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss) — Freddie Mac	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Total Comprehensive Income (Loss) — Freddie Mac
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$8,212	$2,821	$414	$(50)	$3,185	$11,397
Single-family Guarantee	(164)	—	—	(63)	(63)	(227)
Multifamily	2,146	1,948	—	(13)	1,935	4,081
All Other	788	—	—	—	—	788

Total per consolidated statements of comprehensive income	$10,982	$4,769	$414	$(126)	$5,057	$16,039

	Year Ended December 31, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss) — Freddie Mac	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Total Comprehensive Income (Loss) — Freddie Mac
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$3,366	$2,573	$508	$26	$3,107	$6,473
Single-family Guarantee	(10,000)	—	—	30	30	(9,970)
Multifamily	1,319	892	1	6	899	2,218
All Other	49	—	—	—	—	49

Total per consolidated statements of comprehensive income	$(5,266)	$3,465	$509	$62	$4,036	$(1,230)

	Year Ended December 31, 2010
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss) — Freddie Mac	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Total Comprehensive Income (Loss) — Freddie Mac
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$1,251	$9,547	$673	$6	$10,226	$11,477
Single-family Guarantee	(16,256)	—	—	6	6	(16,250)
Multifamily	965	4,074	—	1	4,075	5,040
All Other	15	—	—	—	—	15

Total per consolidated statements of comprehensive income	$(14,025)	$13,621	$673	$13	$14,307	$282

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

282	Freddie Mac

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

Performance Against Regulatory Capital Standards

The table below summarizes our minimum capital requirements and deficits and net worth.

Table 14.1 — Net Worth and Minimum Capital

	December 31, 2012	December 31, 2011
	(in millions)
GAAP net worth(1)	$8,827	$(146)
Core capital (deficit)(2)(3)	$(60,571)	$(64,322)
Less: Minimum capital requirement(2)	22,063	24,405

Minimum capital surplus (deficit)(2)	$(82,634)	$(88,727)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for December 31, 2012 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

283	Freddie Mac

funding has been requested under the Purchase Agreement to address a deficit in our net worth, and Treasury is unable to provide us with such funding within the 60-day period specified by FHFA, FHFA would be required to place us into receivership if our assets remain less than our obligations during that 60-day period.

At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2012, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $1.8 billion on the senior preferred stock in cash in March 2012, June 2012, September 2012, and December 2012 at the direction of the Conservator.

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

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.6 trillion UPB and $1.7 trillion UPB of our single-family credit guarantee portfolio at December 31, 2012 and 2011, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

284	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	December 31, 2012		December 31, 2011		Percent of Credit Losses(1) Year Ended
	Percentage of Portfolio (2)	Serious Delinquency Rate	Percentage of Portfolio (2)	Serious Delinquency Rate	December 31, 2012	December 31, 2011
Year of Origination
2012	22%	0.1%	N/A	N/A	<1%	N/A
2011	14	0.3	14%	0.1%	<1	—%
2010	15	0.5	19	0.3	2	<1
2009	12	0.9	18	0.5	2	1
2008	6	6.8	7	5.7	9	8
2007	7	12.4	10	11.6	36	36
2006	5	11.4	7	10.8	25	28
2005	6	7.2	8	6.5	17	18
2004 and prior	13	3.2	17	2.8	9	9

Total	100%	3.3%	100%	3.6%	100%	100%

Region (3)
West	28%	2.8%	28%	3.6%	44%	53%
Northeast	25	3.8	25	3.4	8	7
North Central	18	2.5	18	2.9	20	16
Southeast	17	5.0	17	5.5	24	20
Southwest	12	1.7	12	1.8	4	4

Total	100%	3.3%	100%	3.6%	100%	100%

State (4)
California	16%	2.3%	16%	3.4%	24%	29%
Florida	6	9.9	6	10.9	17	13
Illinois	5	4.1	5	4.7	9	5
Arizona	2	2.5	2	4.3	7	11
Nevada	1	8.1	1	9.8	6	7
Michigan	3	1.9	3	2.3	4	4
Georgia	3	2.8	3	3.3	4	4
All other	64	2.8	64	2.8	29	27

Total	100%	3.3%	100%	3.6%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are those with the highest percentage of credit losses during the year ended December 31, 2012. Our top seven states based on the highest percentage of UPB as of December 31, 2012 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of December 31, 2012.

Credit Performance of Certain Higher Risk Single-Family Loan Categories

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.

285	Freddie Mac

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

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio (1)

	Percentage of Portfolio (1)		Serious Delinquency Rate
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest-only	3%	4%	16.3%	17.6%
Option ARM(2)	<1	<1	16.3	20.5
Alt-A(3)	5	5	11.4	11.9
Original LTV ratio greater than 90%(4)	13	10	4.8	6.7
Lower FICO scores at origination (less than 620)	3	3	12.2	12.9

(1)	Based on UPB.
(2)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(4)	Based on our first lien exposure on the property. The LTV ratio considers the credit-enhanced portion of the loan and excludes any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, increases the risk of default. Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 15% and 20% at December 31, 2012 and 2011, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.7% and 12.8% as of December 31, 2012 and 2011, respectively. Loans originated in 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 24% of our single-family credit guarantee portfolio, based on UPB at December 31, 2012, and these loans accounted for approximately 87% and 90% of our credit losses during 2012 and 2011, respectively.

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

Multifamily Mortgage Portfolio

The table below summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a non-credit enhanced loan may also have an original DSCR below 1.10).

286	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	December 31, 2012		December 31, 2011
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
State(2)	(in billions)
California	$21.1	0.12%	$20.2	0.02%
Texas	15.9	0.13	14.0	0.46
New York	10.7	0.09	9.6	—
Florida	8.4	0.12	7.1	0.05
Maryland	6.9	—	5.7	—
Virginia	6.6	—	6.3	—
All other states	57.8	0.32	53.2	0.35

Total	$127.4	0.19%	$116.1	0.22%

Region(3)
Northeast	$36.1	0.04%	$33.1	0.01%
West	31.8	0.09	29.9	0.07
Southwest	25.4	0.22	22.4	0.44
Southeast	23.4	0.54	20.7	0.65
North Central	10.7	0.19	10.0	0.01

Total	$127.4	0.19%	$116.1	0.22%

Category(4)
Original LTV ratio greater than 80%	$5.8	2.31%	$6.4	2.34%
Original DSCR below 1.10	2.3	2.97	2.8	2.58

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest UPB at December 31, 2012.
(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely it is that a multifamily borrower will be able to continue servicing its mortgage obligation.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 3% and 5% at December 31, 2012 and 2011, respectively, and our estimate of the current average DSCR for these loans was 1.0 and 1.1, at December 31, 2012 and 2011 respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 3% and 5% at December 31, 2012 and 2011, respectively, and the average current LTV ratio of these loans was 111% and 107%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

287	Freddie Mac

Non-Agency Mortgage-Related Security Issuers

As discussed below, we are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities. The effectiveness of these various loss mitigation efforts is highly uncertain, in part because our rights as an investor are limited, and any potential recoveries may take significant time to realize.

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. These institutions include some of our largest seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions. Recent developments include:

•

Ally Financial Inc. is one of the financial institutions. Certain of the Ally entities that are defendants in the Ally lawsuit (with respect to the securities owned by Freddie Mac) filed for bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. This creates additional uncertainty as to the likelihood, timing, and nature of potential recoveries from the Ally lawsuit.

•	On January 16, 2013, Freddie Mac and FHFA entered into a settlement agreement with General Electric Company and affiliates in connection with FHFA’s lawsuit against the GE companies.

At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and are engaged in other efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. We have directed certain trustees to initiate litigation on behalf of certificate holders against several financial institutions (many of whom are Freddie Mac counterparties) for breach of contract claims.

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

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 73% of our single-family purchase volume during the year ended December 31, 2012. Wells Fargo Bank, N.A., U.S. Bank, N.A., and JPMorgan Chase Bank, N.A., accounted for 27%, 12%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the year ended December 31, 2012. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of December 31 2012 and 2011 the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.0 billion and $2.7 billion, and approximately 41% and 39% of these requests, respectively, were outstanding for four months or more since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures include repurchase requests for which appeals were pending). As of December 31, 2012, two of our largest seller/servicers (Bank of America, N.A. and Wells

288	Freddie Mac

Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $ 1.7 billion, and approximately 53% of these requests were outstanding for four months or more since issuance of the initial request. During 2012 and 2011, we recovered amounts that covered losses with respect to $3.5 billion and $4.4 billion, respectively, of UPB on loans subject to our repurchase requests.

Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012. ResCap and GMAC are direct or indirect subsidiaries of Ally Financial Inc. GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of December 31, 2012. In connection with the bankruptcy filing, the bankruptcy court approved a package of servicing assurances designed to provide comfort that GMAC will continue to maintain the existing quality of its servicing during the bankruptcy case, and that we will have the right to transfer our loans to another servicer in the event that GMAC fails to meet certain servicing quality criteria. The primary purpose of the bankruptcy was to effect the sale and transfer of the GMAC origination and servicing platform, including servicing rights with respect to Freddie Mac loans, free and clear of liens and claims in an auction sale supervised by the bankruptcy court. Ocwen Loan Servicing, LLC was the successful bidder for the servicing rights with respect to Freddie Mac loans in an auction held on October 23, 2012. On November 21, 2012, the bankruptcy court approved the sale to Ocwen, and the sale was completed on February 15, 2013.

At the direction of FHFA, Freddie Mac and Fannie Mae have launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae. The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. Under this new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment requirements. Examples, subject to certain exclusions, include:

•	Loans with 36 months of consecutive, on-time payments after we purchase them; and

•	Relief refinance mortgages with 12 months of consecutive, on-time payments after we purchase them.

The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of December 31, 2012 and 2011. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2012 and 2011; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank N.A. and JP Morgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans, as of December 31, 2012 and together serviced approximately 38% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of December 31, 2012 our top three multifamily servicers, Berkadia Commercial Mortgage, LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 40% of this portfolio.

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

289	Freddie Mac

This risk primarily relates to multifamily loans that we hold on our consolidated balance sheets where we retain all of the related credit risk. We monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for additional information. As of December 31, 2012, these insurers provided coverage, with maximum loss limits of $48.1 billion, for $199.0 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or “MGIC”), Radian Guaranty Inc., United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 75% of our overall mortgage insurance coverage at December 31, 2012. Certain of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s. The remaining counterparties, including the top four counterparties, are rated BBB or below as of February 15, 2013, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We and MGIC were involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. In the litigation, we contended that the policies had approximately $0.5 billion more in coverage than MGIC contended was provided for under the policies. In December 2012, we entered into a settlement agreement with MGIC concerning this dispute. Under the terms of the settlement, MGIC paid us $100 million in December 2012, and will pay us an additional $167.5 million in monthly installments over four years beginning on January 2, 2013. The effect of this settlement was immaterial to our consolidated financial statements in 2012. See “NOTE 17: LEGAL CONTINGENCIES — Mortgage Guaranty Insurance Corporation” for further information.

We received proceeds of $2.0 billion and $2.5 billion during 2012 and 2011, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.3 billion and $1.8 billion as of December 31, 2012 and 2011, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.8 billion and $1.0 billion as of December 31, 2012, and 2011, respectively.

In August 2011, we suspended RMIC and its affiliates, and PMI and its affiliates, as approved mortgage insurers for Freddie Mac loans, making loans insured by either company ineligible for sale to Freddie Mac (except relief refinance loans with pre-existing insurance). Both of these companies ceased writing new business during the third quarter of 2011, and have been put under state supervision. PMI instituted a partial claim payment plan in October 2011, under which claim payments will be made 50% in cash, with the remaining amount deferred as a policyholder claim. RMIC instituted a partial claim payment plan in January 2012, under which claim payments will be made 50% in cash and 50% in deferred payment obligations for an initial period not to exceed one year. In November 2012, RMIC announced that its state regulator had approved its corrective plan, which provides for the run-off of its existing business. Under the plan, RMIC is paying valid claims, settled on or after January 19, 2012, 60% in cash and a deferred payment obligation for the remaining 40% which will be retained in claim reserves until a future pay-out date. We and FHFA are in discussions with the state regulators of PMI and RMIC concerning future payments of our claims. It is not yet clear how the state regulators of PMI and RMIC will administer their respective deferred payment plans, and neither company has begun to pay its deferred payment obligations in cash. In the future, our mortgage insurance exposure will likely be concentrated among a smaller number of mortgage insurer counterparties.

Triad Guaranty Insurance Corporation, or Triad, is continuing to pay claims 60% in cash and 40% in deferred payment obligations under orders of its state regulator. To date, the state regulator has not allowed Triad to begin paying its deferred payment obligations in cash and it is uncertain when or if Triad will be permitted to do so.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we

290	Freddie Mac

purchase, while secondary policies are acquired by us. At December 31, 2012, the remaining contractual limit for reimbursement of losses under such policies was $8.7 billion. At December 31, 2012, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., National Public Finance Guarantee Corp., and Assured Guaranty Municipal Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

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

FGIC is currently not paying any of its claims. On June 28, 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. On September 27, 2012, the Superintendent of Financial Services filed a proposed plan of rehabilitation for FGIC. Certain trustees objected to the proposed plan, and a revised plan was filed on December 12, 2012.

Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in late 2012. In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including some of those held by Freddie Mac. Upon the request of the Wisconsin Office of the Commissioner of Insurance, the Wisconsin circuit court put the segregated account into rehabilitation (i.e., a state insolvency proceeding). The Office of the Commissioner of Insurance subsequently filed a plan of rehabilitation with the court. The plan was approved by the court in January 2011, but has not yet been implemented due to various disputes among interested parties. In November 2010, Ambac Financial Group Inc., the parent company of Ambac, filed for bankruptcy. We continue to monitor these developments and assess the impact to our investments.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of December 31, 2012 and 2011, including amounts related to our consolidated VIEs, there were $60.7 billion and $68.5 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; or (b) cash deposited with the Federal Reserve Bank. As of December 31, 2012, these included:

•	$1.2 billion of cash equivalents invested in one counterparty that had a short-term credit rating of A-1 or above on the S&P or equivalent scale;

•	$34.4 billion of securities purchased under agreements to resell with nine counterparties that had short-term S&P ratings of A-1;

•	$3.2 billion of securities purchased under agreements to resell with two counterparties that had short-term S&P ratings of A-2; and

•	$21.6 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

Derivative Portfolio

Derivative Counterparties

Our use of exchange-traded derivatives and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and maintenance margin with our clearing firm in connection with exchange-traded derivatives such as futures contracts and cleared OTC derivatives exposes us to institutional credit risk in the event that our clearing firm or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives and cleared OTC derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is

291	Freddie Mac

substituted for individual counterparties, and changes in the value of open exchange-traded contracts and cleared OTC derivatives are settled daily via payments made through the financial clearinghouse established by each exchange. OTC derivatives that are not cleared, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations.

Our use of OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps is subject to internal credit and legal reviews. All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties, clearing organizations, and clearing firms to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our active OTC derivative counterparties for interest-rate swaps, option-based derivatives, and foreign-currency swaps. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral to us for the amount of our net exposure to them above the applicable threshold. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. Collateral posting thresholds are tied to a counterparty’s credit rating. Derivative exposures and collateral amounts are monitored on a daily basis using both internal pricing models and dealer price quotes. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or, in the case of non-cash collateral, to sell the collateral and transfer the proceeds to us.

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest-rate caps, after applying netting agreements and collateral, was $69 million and $71 million at December 31, 2012 and 2011, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2012, our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $69 million. Five counterparties each accounted for greater than 10% and collectively accounted for 83% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at December 31, 2012. These counterparties were Credit Suisse International, Deutsche Bank, A.G., UBS A.G., Citibank, N.A. and Royal Bank of Scotland, all of which were rated “A–” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of February 15, 2013.

The total exposure on our OTC forward purchase and sale commitments, which are treated as derivatives, was $20 million and $38 million at December 31, 2012 and 2011, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

292	Freddie Mac

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

Fair Value Measurements

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

During the first quarter of 2012, we adopted an amendment to the guidance pertaining to fair value measurements and disclosure. The amendment changed the definition of the principal market to the perspective of the overall market for the particular asset or liability being valued, with less emphasis on the perspective of the reporting entity. As a result of adopting this guidance, we made a change to our principal market assessment for certain single-family mortgage loans, primarily for loans that have not been modified and are delinquent four months or more or are in foreclosure. For these loans, we changed our principal market assessment to the whole loan market. The resulting impact was a decrease of $13.8 billion to our fair value of net assets in our consolidated fair value balance sheets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of December 31, 2012 and 2011.

293	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$56,713	$1,802	$—	$58,515
Fannie Mae	—	15,117	163	—	15,280
Ginnie Mae	—	193	16	—	209
CMBS	—	47,878	3,429	—	51,307
Subprime	—	—	26,457	—	26,457
Option ARM	—	—	5,717	—	5,717
Alt-A and other	—	—	10,904	—	10,904
Obligations of states and political subdivisions	—	—	5,798	—	5,798
Manufactured housing	—	—	709	—	709

Total available-for-sale securities, at fair value	—	119,901	54,995	—	174,896
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,189	1,165	—	10,354
Fannie Mae	—	10,026	312	—	10,338
Ginnie Mae	—	39	92	—	131
Other	—	135	21	—	156

Total mortgage-related securities	—	19,389	1,590	—	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292	—	—	292
Treasury bills	1,160	—	—	—	1,160
Treasury notes	19,061	—	—	—	19,061
FDIC-guaranteed corporate medium-term notes	—	—	—	—	—

Total non-mortgage-related securities	20,221	292	—	—	20,513

Total trading securities, at fair value	20,221	19,681	1,590	—	41,492

Total investments in securities	20,221	139,582	56,585	—	216,388
Mortgage loans:
Held-for-sale, at fair value	—	—	14,238	—	14,238
Derivative assets, net:
Interest-rate swaps	27	13,920	18	—	13,965
Option-based derivatives	—	10,097	—	—	10,097
Other	37	92	2	—	131

Subtotal, before netting adjustments	64	24,109	20	—	24,193
Netting adjustments(1)	—	—	—	(23,536)	(23,536)

Total derivative assets, net	64	24,109	20	(23,536)	657
Other assets:
Guarantee asset, at fair value	—	—	1,029	—	1,029
All other, at fair value	—	—	114	—	114

Total other assets	—	—	1,143	—	1,143

Total assets carried at fair value on a recurring basis	$20,285	$163,691	$71,986	$(23,536)	$232,426

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$70	$—	$—	$70
Other debt, at fair value	—	—	2,187	—	2,187
Derivative liabilities, net:
Interest-rate swaps	5	30,213	26	—	30,244
Option-based derivatives	—	749	1	—	750
Other	3	52	40	—	95

Subtotal, before netting adjustments	8	31,014	67	—	31,089
Netting adjustments(1)	—	—	—	(30,911)	(30,911)

Total derivative liabilities, net	8	31,014	67	(30,911)	178

Total liabilities carried at fair value on a recurring basis	$8	$31,084	$2,254	$(30,911)	$2,435

294	Freddie Mac

	Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$79,044	$2,048	$—	$81,092
Fannie Mae	—	20,150	172	—	20,322
Ginnie Mae	—	237	12	—	249
CMBS	—	51,907	3,756	—	55,663
Subprime	—	—	27,999	—	27,999
Option ARM	—	—	5,865	—	5,865
Alt-A and other	—	11	10,868	—	10,879
Obligations of states and political subdivisions	—	—	7,824	—	7,824
Manufactured housing	—	—	766	—	766

Total available-for-sale securities, at fair value	—	151,349	59,310	—	210,659
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,181	1,866	—	16,047
Fannie Mae	—	14,627	538	—	15,165
Ginnie Mae	—	134	22	—	156
Other	—	74	90	—	164

Total mortgage-related securities	—	29,016	2,516	—	31,532
Non-mortgage-related securities:
Asset-backed securities	—	302	—	—	302
Treasury bills	100	—	—	—	100
Treasury notes	24,712	—	—	—	24,712
FDIC-guaranteed corporate medium-term notes	—	2,184	—	—	2,184

Total non-mortgage-related securities	24,812	2,486	—	—	27,298

Total trading securities, at fair value	24,812	31,502	2,516	—	58,830

Total investments in securities	24,812	182,851	61,826	—	269,489
Mortgage loans:
Held-for-sale, at fair value	—	—	9,710	—	9,710
Derivative assets, net:
Interest-rate swaps	—	12,976	46	—	13,022
Option-based derivatives	1	15,868	—	—	15,869
Other	5	110	35	—	150

Subtotal, before netting adjustments	6	28,954	81	—	29,041
Netting adjustments(1)	—	—	—	(28,923)	(28,923)

Total derivative assets, net	6	28,954	81	(28,923)	118
Other assets:
Guarantee asset, at fair value	—	—	752	—	752
All other, at fair value	—	—	151	—	151

Total other assets	—	—	903	—	903

Total assets carried at fair value on a recurring basis	$24,818	$211,805	$72,520	$(28,923)	$280,220

Liabilities:
Other debt, at fair value	$—	$3,015	$—	$—	$3,015
Derivative liabilities, net:
Interest-rate swaps	—	34,601	21	—	34,622
Option-based derivatives	1	2,934	1	—	2,936
Other	—	103	42	—	145

Subtotal, before netting adjustments	1	37,638	64	—	37,703
Netting adjustments(1)	—	—	—	(37,268)	(37,268)

Total derivative liabilities, net	1	37,638	64	(37,268)	435

Total liabilities carried at fair value on a recurring basis	$1	$40,653	$64	$(37,268)	$3,450

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net cash collateral posted and net trade/settle receivable were $9.4 billion and $1 million, respectively, at December 31, 2011. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(1.1) billion at December 31, 2012 and 2011, respectively, which was mainly related to interest rate swaps that we have entered into.

295	Freddie Mac

Changes in Fair Value Levels

We monitor the availability of observable market data to: (a) assess the appropriate classification of financial instruments within the fair value hierarchy; and (b) transfer assets and liabilities between Level 1, Level 2, and Level 3 accordingly. Observable market data includes, but is not limited to, quoted prices and market transactions. Changes in economic conditions or the volume and level of activity in a market generally will drive changes in availability of observable market data. Changes in availability of observable market data, which also may result in changing the valuation technique used, are generally the cause of transfers between Level 1, 2, or 3.

For the year ended December 31, 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the years ended December 31, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

296	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	For The Year Ended December 31, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income (1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3 (5)	Transfers out of Level 3 (5)	Balance, December 31, 2012	Unrealized gains (losses) still held (6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$18	$18	$—	$—	$—	$(144)	$—	$(120)	$1,802	$—
Fannie Mae	172	—	1	1	—	—	—	(31)	21	—	163	—
Ginnie Mae	12	—	—	—	—	—	—	(4)	8	—	16	—
CMBS	3,756	76	(38)	38	—	—	(331)	(34)	—	—	3,429	—
Subprime	27,999	(1,274)	4,301	3,027	—	—	—	(4,569)	—	—	26,457	(1,274)
Option ARM	5,865	(552)	1,417	865	—	—	(15)	(998)	—	—	5,717	(556)
Alt-A and other	10,868	(196)	1,822	1,626	—	—	—	(1,601)	11	—	10,904	(196)
Obligations of states and political subdivisions	7,824	19	108	127	—	—	(482)	(1,671)	—	—	5,798	—
Manufactured housing	766	(4)	47	43	—	—	—	(100)	—	—	709	(4)

Total available-for-sale mortgage-related securities	59,310	(1,931)	7,676	5,745	—	—	(828)	(9,152)	40	(120)	54,995	(2,030)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(389)	—	(389)	25	95	(76)	(206)	92	(242)	1,165	(390)
Fannie Mae	538	(131)	—	(131)	(5)	—	5	(35)	—	(60)	312	(131)
Ginnie Mae	22	1	—	1	—	—	—	(16)	98	(13)	92	1
Other	90	—	—	—	—	18	(10)	(3)	—	(74)	21	(1)

Total trading mortgage- related securities	2,516	(519)	—	(519)	20	113	(81)	(260)	190	(389)	1,590	(521)
Mortgage loans:
Held-for-sale, at fair value	9,710	1,011	—	1,011	25,340	—	(21,764)	(59)	—	—	14,238	263
Other assets:
Guarantee asset(7)	752	(23)	—	(23)	—	382	—	(82)	—	—	1,029	(23)
All other	151	(37)	—	(37)	—	—	—	—	—	—	114	(37)

Total other assets	903	(60)	—	(60)	—	382	—	(82)	—	—	1,143	(60)

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income (1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3 (5)	Transfers out of Level 3 (5)	Balance, December 31, 2012	Unrealized (gains) losses still held (6)
	(in millions)
Liabilities
Other debt, at fair value	$—	$(16)	$—	$(16)	$—	$—	$—	$(812)	$3,015	$—	$2,187	$(6)
Net derivatives(8)	(17)	30	—	30	—	3	—	(2)	—	33	47	15

297	Freddie Mac

	For The Year Ended December 31, 2011
		Realized and unrealized gains (losses)
	Balance, January 1, 2011	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income (1)	Total	Purchases	Issues	Sales	Settlements, net	Net transfers in and/or out of Level 3	Balance, December 31, 2011	Unrealized gains (losses) still held (6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,037	$—	$83	$83	$119	$—	$—	$(92)	$(99)	$2,048	$—
Fannie Mae	212	—	2	2	—	—	—	(37)	(5)	172	—
Ginnie Mae	16	—	(1)	(1)	—	—	—	(3)	—	12	—
CMBS	3,115	(152)	802	650	—	—	(67)	(115)	173	3,756	(162)
Subprime	33,861	(1,315)	707	(608)	—	—	—	(5,254)	—	27,999	(1,315)
Option ARM	6,889	(424)	684	260	—	—	—	(1,284)	—	5,865	(424)
Alt-A and other	13,155	(198)	(387)	(585)	—	—	—	(1,702)	—	10,868	(198)
Obligations of states and political subdivisions	9,377	13	550	563	—	—	(609)	(1,507)	—	7,824	—
Manufactured housing	897	(11)	(6)	(17)	—	—	—	(114)	—	766	(11)

Total available-for-sale mortgage-related securities	69,559	(2,087)	2,434	347	119	—	(676)	(10,108)	69	59,310	(2,110)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,299	(832)	—	(832)	492	25	(92)	(213)	187	1,866	(834)
Fannie Mae	854	(340)	—	(340)	137	—	(81)	(43)	11	538	(340)
Ginnie Mae	27	(1)	—	(1)	—	—	—	(4)	—	22	(1)
Other	20	—	—	—	—	91	(18)	(3)	—	90	—

Total trading mortgage- related securities	3,200	(1,173)	—	(1,173)	629	116	(191)	(263)	198	2,516	(1,175)
Mortgage loans:
Held-for-sale, at fair value	6,413	828	—	828	16,550	—	(14,027)	(54)	—	9,710	214
Net derivatives(8)	(691)	907	—	907	—	(46)	—	(155)	2	17	165
Other assets:
Guarantee asset(7)	541	(25)	—	(25)	—	288	—	(52)	—	752	(25)
All other	235	(84)	—	(84)	—	—	—	—	—	151	(84)

Total other assets	776	(109)	—	(109)	—	288	—	(52)	—	903	(109)

(1)	Changes in fair value for available-for-sale investment securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	Transfers out of Level 3 during the year ended December 31, 2012 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the year ended December 31, 2012 consist primarily of foreign-currency denominated debt due to a decline in observable market activity.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2012 and 2011, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(7)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those guarantee asset amounts still recorded on our balance sheet. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

298	Freddie Mac

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.

The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at December 31, 2012 and 2011, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains (Losses)(3)
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,025	$1,025	$(49)
REO, net(2)	—	—	776	776	(22)

Total assets measured at fair value on a non-recurring basis	$—	$—	$1,801	$1,801	$(71)

	Fair Value at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains (Losses)(3)
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,380	$1,380	$(16)
REO, net(2)	—	—	3,146	3,146	(118)

Total assets measured at fair value on a non-recurring basis	$—	$—	$4,526	$4,526	$(134)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.8 billion, less estimated costs to sell of $50 million (or approximately $0.7 billion) at December 31, 2012. The carrying amount of REO, net was written down to fair value of $3.1 billion, less estimated costs to sell of $221 million (or approximately $2.9 billion) at December 31, 2011.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, respectively.

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

The validation procedures performed by ERM are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual settlement prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, and relative value and yield comparisons using our proprietary models. Thresholds are set for each product category by ERM to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional validation procedures, including supplemental analytics and/or follow up

299	Freddie Mac

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

Use of Third-Party Pricing Data in Fair Value Measurement

As discussed in the sections that follow, many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; or (b) industry-standard modeling, such as a discounted cash flow model. The prices provided by the pricing services and dealers reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the pricing services and dealers are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes discussions with our vendors at least annually and often more frequently. We believe that the procedures executed by the pricing services and dealers, combined with our internal verification and analytical procedures, provide assurance that the prices used in our financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use in pricing our assets and liabilities. The price quotes we receive are non-binding both to us and to our counterparties.

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

300	Freddie Mac

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

Certain multiclass securities for which we are not able to obtain external prices due to limited relevant market activity are valued using a discounted cash flow technique. Under this technique, securities are valued by starting with a third-party market price for a similar security within our portfolio. We then use our proprietary prepayment and interest rate models to calculate an OAS for the similar security, which is used to determine the net present value of the projected cash flows for the security to be valued. The significant unobservable input used in the fair value measurement of these securities is the OAS. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement. These securities are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

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

301	Freddie Mac

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

Under the income capitalization technique, the collateral is valued by discounting the present value of future cash flows by applying an overall capitalization rate to the forecasted net operating income. The significant unobservable input used in the fair value measurement of these loans is the capitalization rate, which is determined through analysis of the DSCR. Significant increases (decreases) in the capitalization rate in isolation would result in a significantly lower (higher) fair value measurement.

302	Freddie Mac

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

Option-Based Derivatives

Option-based derivatives consist of interest rate caps, interest rate floors, call swaptions, and put swaptions. We value the majority of our option-based derivatives using option-pricing models. Dealer-supplied interest rate volatility matrices are a key input into these models. Within each matrix, prices are provided for a range of option terms, swap terms, and strikes. Our models then interpolate to determine the volatility for each instrument and use that volatility as an input to the option-pricing model. These derivatives are classified as Level 2 as the significant inputs used are observable in active markets.

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

303	Freddie Mac

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

Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value

We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K certificates. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.

Other Debt, at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and certain other debt securities. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 3 due to the low volume and level of activity in the market for these types of debt instruments. See “Fair Value Option — Other Debt” for additional information.

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) as of December 31, 2012.

304	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2012
				Unobservable Inputs(1)
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,477	Risk metric	Effective duration(2)	0.89 -1.98 years	0.89 years
		325	Other

Total Freddie Mac	$58,515	1,802
Fannie Mae		78	Median of external sources	External pricing sources	$103.9 - $106.0	$105.2
		65	Single external source	External pricing source	$116.0 - $116.0	$116.0
		20	Other

Total Fannie Mae	15,280	163
Ginnie Mae		8	Discounted cash flows
		8	Median of external sources

Total Ginnie Mae	209	16
CMBS		2,462	Single external source	External pricing source	$99.4 - $99.4	$99.4
		432	Risk metric	Effective duration(2)	9.3 - 14.8 years	12.0 years
		535	Other

Total CMBS	51,307	3,429
Subprime, option ARM, and Alt-A:
Subprime		24,890	Median of external sources	External pricing sources	$54.4 - $64.4	$59.2
		1,567	Other

Total subprime	26,457	26,457
Option ARM		5,631	Median of external sources	External pricing sources	$43.8 - $52.6	$47.9
		86	Other

Total option ARM	5,717	5,717
Alt-A and other		8,562	Median of external sources	External pricing sources	$69.6 - $77.9	$73.8
		1,901	Single external source	External pricing source	$71.8 - $71.8	$71.8
		441	Other

Total Alt-A and other	10,904	10,904
Obligations of states and political subdivisions		5,533	Median of external sources	External pricing sources	$102.3 - $103.2	$102.7
		265	Other

Total obligations of states and political subdivisions	5,798	5,798
Manufactured housing		693	Median of external sources	External pricing sources	$80.0 - $85.5	$82.8
		16	Other

Total manufactured housing	709	709

Total available-for-sale mortgage- related securities	174,896	54,995
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,112	Discounted cash flows	OAS	(33,702) -3,251 bps	502 bps
		53	Other

Total Freddie Mac	10,354	1,165
Fannie Mae		312	Discounted cash flows	OAS	(1,263) - 3,251 bps	810 bps

Total Fannie Mae	10,338	312
Ginnie Mae		87	Median of external sources
		5	Other

Total Ginnie Mae	131	92
Other		12	Discounted cash flows
		9	Median of external sources

	156	21

Total trading mortgage-related securities	20,979	1,590

Total investments in securities	$195,875	$56,585

Mortgage loans:
Held-for-sale, at fair value	$14,238	$14,238	Discounted cash flows	DSCR	1.25 - 6.88	1.97
				Current LTV	19% - 80%	69%
Other assets:
Guarantee asset, at fair value		870	Discounted cash flows	OAS	0 - 368 bps	55 bps
		159	Other

Total guarantee asset, at fair value	1,029	1,029
All other, at fair value		112	Discounted cash flows	Prepayment rate	7.73% - 39.87%	21.23%
				Servicing income per loan	0.19% - 0.52%	0.25%
				Cost to service per loan	$78 - $354	$141
		2	Other

Total all other, at fair value	114	114

Total other assets	1,143	1,143
Liabilities
Other debt, at fair value		1,188	Median of external sources	External pricing sources	$101.7 - $102.0	$101.7
		999	Single external source	External pricing source	$99.9 - $99.9	$99.9

Total other debt recorded at fair value	2,187	2,187
Net derivatives	(479)	47	Other

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.

305	Freddie Mac

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis using unobservable inputs (Level 3) as of December 31, 2012.

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)

Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$711	Income capitalization	Capitalization rates(2)	5% – 9%	7%
		314	Third-party appraisal	Property value	$2 million - $43 million	$21 million

Total held-for-investment	$1,025	1,025
REO, net		771	Internal model(3)	Historical average sale proceeds per property by state(4)	$32,186 - $356,397	$102,697
		5	Other

Total REO, net	776	776

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(3)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(4)	Represents the average of three months of REO sales proceeds by state.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in the table below present our estimates of the fair value of our financial assets and liabilities at December 31, 2012 and 2011. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures and the accounting guidance for financial instruments. The consolidated fair value balance sheets do not purport to present our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

306	Freddie Mac

Table 16.6 — Consolidated Fair Value Balance Sheets

	December 31,
	2012						2011
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$8.5	$8.5	$—	$—	$—	$8.5	$28.4	$28.4
Restricted cash and cash equivalents	14.6	14.6	—	—	—	14.6	28.1	28.1
Federal funds sold and securities purchased under agreements to resell	37.6	—	37.6	—	—	37.6	12.0	12.0
Investments in securities:
Available-for-sale, at fair value	174.9	—	119.9	55.0	—	174.9	210.7	210.7
Trading, at fair value	41.5	20.2	19.7	1.6	—	41.5	58.8	58.8

Total investments in securities	216.4	20.2	139.6	56.6	—	216.4	269.5	269.5

Mortgage loans:
Mortgage loans held by consolidated trusts	1,495.9	—	1,130.4	409.7	—	1,540.1	1,564.2	1,598.2
Unsecuritized mortgage loans	190.4	—	16.4	151.2	—	167.6	217.1	205.9

Total mortgage loans	1,686.3	—	1,146.8	560.9	—	1,707.7	1,781.3	1,804.1
Derivative assets, net	0.7	—	24.2	—	(23.5)	0.7	0.1	0.1
Other assets	25.8	—	0.8	25.0	—	25.8	27.8	28.5

Total assets	$1,989.9	$43.3	$1,349.0	$642.5	$(23.5)	$2,011.3	$2,147.2	$2,170.7

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419.5	$—	$1,484.2	$2.9	$—	$1,487.1	$1,471.4	$1,552.5
Other debt	547.5	—	547.0	18.6	—	565.6	660.6	681.2

Total debt, net	1,967.0	—	2,031.2	21.5	—	2,052.7	2,132.0	2,233.7
Derivative liabilities, net	0.2	—	31.1	—	(30.9)	0.2	0.4	0.4
Other liabilities	13.8	0.2	7.6	8.9	—	16.7	14.9	15.0

Total liabilities	1,981.0	0.2	2,069.9	30.4	(30.9)	2,069.6	2,147.3	2,249.1

Net assets
Senior preferred stockholders	72.3	—	—	72.3	—	72.3	72.2	72.2
Preferred stockholders	14.1	—	0.9	—	—	0.9	14.1	0.6
Common stockholders	(77.5)	—	—	(131.5)	—	(131.5)	(86.4)	(151.2)

Total net assets	8.9	—	0.9	(59.2)	—	(58.3)	(0.1)	(78.4)

Total liabilities and net assets	$1,989.9	$0.2	$2,070.8	$(28.8)	$(30.9)	$2,011.3	$2,147.2	$2,170.7

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

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

307	Freddie Mac

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

Single-Family Loans

Determination of Principal Market

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. During 2012, we determined that the principal market is the whole loan market for loans that are four or more months delinquent, loans that are in foreclosure, loans that have completed a HAMP loan modification, and loans that have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months. The total UPB of loans where the whole loan market is the principal market was approximately $110.0 billion as of December 31, 2012. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of December 31, 2012.

308	Freddie Mac

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

The credit obligation related to performing our guarantee is valued by estimating the fair value of the related credit and other costs (such as general and administrative expenses) and benefits (such as credit enhancements) inherent in our guarantee obligation. For loans that qualify for purchase under current underwriting standards, we use the delivery and guarantee fees that we charge under our current market pricing as a market observation. For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums without further adjustment.

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

HARP Loans

For loans that have been refinanced under HARP, we value our guarantee obligation using the delivery and guarantee fees currently charged by us under that initiative. HARP loans valued using this technique are classified as Level 2, as the fees charged by us are observable. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified), the fair value of the guarantee obligation is then measured using: (a) our internal credit models; or (b) the median of external sources, if the loan’s principal market has changed to the whole loan market. HARP loans valued using either of these techniques are classified as Level 3 as significant inputs are unobservable. The majority of our HARP loans are classified as Level 2.

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

309	Freddie Mac

mortgage loans would have decreased by $11.2 billion as of December 31, 2012. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of December 31, 2012 as presented in our consolidated fair value balance sheets is $153.1 billion.

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

For debt securities of consolidated trusts, the valuation techniques we use are similar to the techniques we use to value our investments in agency securities for GAAP purposes. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Investments in Securities — Mortgage-Related Securities — Agency Securities” for additional information regarding the valuation techniques we use.

Other debt includes short-term zero-coupon discount notes, callable debt, and non-callable debt. Short-term zero-coupon discount notes are valued using a yield analysis technique. Under this technique, the debt instruments are valued using published yield matrices which are based on the days to maturity of the debt and converted into a price. Significant inputs used in this technique are the published yield matrices. Short-term zero-coupon discount notes are classified as Level 2 as the significant inputs used are observable in active markets. Other debt securities, including both callable and non-callable debt, are valued using a single external source or median of external sources. These debt securities generally have observable

310	Freddie Mac

market pricing and are classified as Level 2. However, certain other debt securities are classified as Level 3 when there is a low volume or level of activity in the market for those types of debt securities.

Total debt, net for which we have elected the fair value option includes certain debt securities of consolidated trusts held by third parties, foreign-currency denominated debt and certain other debt. We report these items at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value” and “— Other Debt, at Fair Value “ for additional information.

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

311	Freddie Mac

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

Debt Securities of Consolidated Trusts Held by Third Parties

We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K certificates. We elected the fair value option on these debt instruments as they contain embedded derivatives that require bifurcation. Fair value changes for debt securities of consolidated trusts held by third parties are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Other Debt

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation. Fair value changes for debt for which we have elected the fair value option are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at December 31, 2012 and 2011.

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	As of December 31,
	2012		2011
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$14,238	$2,187	$9,710	$2,765
Unpaid principal balance	13,972	2,167	9,515	2,722

Difference	$266	$20	$195	$43

Changes in Fair Value under the Fair Value Option Election

The table below presents fair value gains and losses, including changes attributable to instrument-specific credit risk, for debt securities for which we have elected the fair value option for the years ended December 31, 2012, 2011, and 2010.

For multifamily held-for-sale mortgage loans, we recorded $1.0 billion, $0.8 billion, and $0 billion from the change in fair value in other income in our consolidated statements of comprehensive income for the years ended 2012, 2011, and 2010, respectively. Multifamily held-for-sale mortgage loans are not included in the table below because we determined that the changes in fair value attributable to instrument-specific credit risk were not material given that these loans were generally originated within the past 12 months and have not seen a change in their credit characteristics.

312	Freddie Mac

Table 16.8 — Composition of Changes in Fair Value for Debt Securities with Fair Value Option Elected

	Other Debt Gains (Losses)(1)
	For The Year Ended December 31,
	2012	2011	2010
	(in millions)
Changes in instrument-specific credit risk	$(24)	$2	$(3)
Other changes in fair value	40	89	583

Fair value gains (losses), net	$16	$91	$580

(1)	Fair value changes for debt securities with the fair value option elected are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income.

For other debt recorded at fair value, the change in fair value attributable to changes in credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to credit risk.

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

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated.

During 2012, we paid approximately $6 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed motions to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants moved to dismiss the second amended complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss. On March 28, 2012, the plaintiff filed its third amended complaint, which included allegations based on a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On April 26, 2012, defendants filed motions to dismiss the third amended complaint. The Court denied the motions on May 25, 2012. On August 17, 2012, plaintiff filed a motion to certify a class of plaintiffs comprised of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007, which Freddie Mac has opposed. Discovery is ongoing.

313	Freddie Mac

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiffs claimed that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and sought unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 20, 2007 through September 7, 2008. Defendants filed motions to dismiss the complaint on February 24, 2010. On March 30, 2011, the Court granted without prejudice the defendants’ motions to dismiss all claims, and allowed the plaintiffs the option to file a new complaint, which they did on July 18, 2011. On October 13, 2011, the defendants filed motions to dismiss the second amended consolidated complaint. On February 17, 2012, the plaintiffs served a motion seeking leave to file a third amended consolidated complaint based on the non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On September 24, 2012, the Court granted with prejudice defendants’ motions to dismiss plaintiffs’ second amended complaint in its entirety, denied plaintiffs’ motion to file a third amended complaint, and directed that the case be closed. Judgment was entered in favor of the defendants on September 27, 2012. On October 26, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit.

At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation in the event plaintiffs’ appeal is granted and the case is remanded to the District Court; and the fact that the parties have not briefed and the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

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

The cases filed in Florida and New York were dismissed, and appeals of these decisions have been denied by the U.S. Courts of Appeals for the Eleventh and Second Circuits, respectively. The U.S. District Court for the Northern District of California dismissed the claims against Freddie Mac on August 26, 2011, but allowed the NEPA and APA claims against

314	Freddie Mac

FHFA to go forward. During the course of the litigation, the U.S. District Court for the Northern District of California entered a preliminary injunction requiring FHFA to provide a notice and comment period with regard to its directives to Freddie Mac and Fannie Mae concerning energy liens. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking seeking comment on whether the restriction on purchasing mortgage loans secured by properties with outstanding first-lien PACE obligations should be maintained. On August 9, 2012, the U.S. District Court for the Northern District of California granted summary judgment against FHFA and found that FHFA had failed to comply with required notice and comment procedures set forth in the APA in directing Freddie Mac and Fannie Mae concerning energy liens. On October 16, 2012, the U.S. District Court for the Northern District of California entered judgment and directed that FHFA complete the notice and comment process, and publish a Final Rule, no later than May 14, 2013. FHFA has appealed the entry of summary judgment against it. While its appeal is pending, FHFA has undertaken the notice and comment process and stated it will apprise the Court on February 27, 2013 whether it will be able to complete its review by the current May 14, 2013 deadline.

At present, it is not possible for us to predict the probable outcome of this litigation or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in this litigation due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that additional appeals may follow.

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

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar vs. Syron, et al. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleged that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The complaint further alleged that certain defendants and others made additional false statements following the offering. The complaint named as defendants Syron, former Executive Vice President and Chief Financial Officer Anthony S. Piszel, Cook, Goldman, Sachs & Co., JPMorgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP.

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

315	Freddie Mac

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

Lehman Bankruptcy

On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On December 6, 2011, the Court confirmed Lehman’s chapter 11 plan of liquidation, which provides for the liquidation of the bankruptcy estate’s assets over the next three years. The plan leaves open for subsequent determination whether our claim relating to losses incurred on short-term lending transactions with certain Lehman Entities will be accorded priority status. The Lehman estate has set aside $1.2 billion to be available for payment of our claim in full if, after litigation or settlement, this claim is allowed as a priority claim. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would be entitled to receive an estimated distribution of approximately 21% (or approximately $250 million) over the next three years. Freddie Mac’s total $2.1 billion in claims also includes an $868 million claim relating to Lehman’s repurchase obligations. The plan does not adjudge or allow this claim, and instead permits claims allowance proceedings to continue. To the extent this claim is allowed, it will be treated as a general unsecured claim, for which Freddie Mac would ultimately receive a distribution of approximately 19.9% of the allowed amount. Finally, the plan entitles Freddie Mac to a distribution of approximately 39% (or about $6.4 million) payable over the next three years on our allowed claim exceeding $16 million relating to losses on derivative transactions.

Taylor, Bean & Whitaker and Ocala Funding, LLC Bankruptcies

On August 24, 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In 2011, with the approval of FHFA, as Conservator, we entered into a settlement with TBW and the creditors’ committee appointed in the TBW bankruptcy proceeding to represent the interests of the unsecured trade creditors of TBW. The settlement was subsequently approved by the Court.

On July 10, 2012, Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In connection with the bankruptcy filing, Ocala also filed a motion seeking an examination of and subsequent document discovery from Freddie Mac and FHFA, asserting that it has “viable, legitimate and valuable causes of action against Freddie Mac” to recover approximately $805 million of funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts maintained by TBW, prior to the TBW bankruptcy. In its filings, Ocala also indicated that it wishes to use the examination to obtain information relating to whether it may have other claims against Freddie Mac relating to TBW’s fraudulent conduct prior to the TBW bankruptcy. Ocala intends to distribute any monies recovered from Freddie Mac among its creditors, including various banks and the FDIC. The Court has authorized discovery to proceed, subject to subsequent rulings or objections filed by Freddie Mac and FHFA to specific document requests.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and

316	Freddie Mac

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

IRS Litigation

In 2010 and 2011, we received Statutory Notices from the IRS assessing a total of $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years. We paid the tax assessed in the Statutory Notices for the years 2006 to 2007 of $36 million in 2012 and will seek a refund through the administrative process, which could include filing suit in District Court. A Tax Court trial date was scheduled for November 13, 2012; however, on June 7, 2012, the Tax Court granted a joint motion for continuance in order for both parties to explore settlement options, suspending the trial date until further notice. We have had ongoing discussions with the IRS regarding the litigation, and favorably resolved the matters in dispute. As a result, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012. For information on this matter, see “NOTE 12: INCOME TAXES — Unrecognized Tax Benefits — IRS Examinations and Litigation.”

Lawsuits Involving Real Estate Transfer Taxes

Several lawsuits have been filed against Freddie Mac, Fannie Mae, and FHFA (as Conservator) in Michigan challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Similar lawsuits were filed in 20 other states and the District of Columbia after we received the unfavorable ruling in Michigan on March 23, 2012, which is discussed below. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. (Several of these lawsuits were recently resolved in our favor.) We are also a defendant in a second similar lawsuit in the District of Columbia. This lawsuit was dismissed with prejudice in August 2012, but that ruling has been appealed to the U.S. Court of Appeals.

On June 20, 2011, Oakland County (Michigan) and the Oakland County Treasurer filed a lawsuit against Freddie Mac and Fannie Mae in the U.S. District Court for the Eastern District of Michigan alleging that the enterprises failed to pay real estate transfer taxes on transfers of real property in Oakland County where the enterprises were the grantors. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae. On November 10, 2011, Genesee County (Michigan) and the Genesee County Treasurer filed a class action lawsuit in the same court on behalf of itself and the other 82 Michigan counties raising similar claims against FHFA (as Conservator), Freddie Mac, and Fannie Mae. The Court later certified the class, with two Michigan counties opting out. The Michigan Department of Attorney General and the Michigan Department of Treasury intervened in both actions against the defendants. In both actions, FHFA, Freddie Mac and Fannie Mae asserted that they were not liable for the transfer taxes based on federal statutory tax exemptions applicable to each. On March 23, 2012, the Court granted summary judgment against FHFA (as Conservator), Freddie Mac, and Fannie Mae in both actions, determining that the statutory exemptions did not exempt them from Michigan’s state and county transfer tax. The plaintiffs in both cases subsequently filed amended complaints to cover purportedly taxable transactions where Freddie Mac and Fannie Mae received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. FHFA (as Conservator), Freddie Mac, and Fannie Mae filed an appeal to the U.S. Court of Appeals for the Sixth Circuit, and the District Court has stayed the actions pending resolution of the appeal. The District Court has not yet addressed the amount of damages the plaintiffs contend are owed in either case.

On or about June 22, 2011, Curtis Hertel (individually and as Register of Deeds of Ingham County, Michigan) filed suit in Michigan state court against Freddie Mac, Fannie Mae and others alleging, among other things, that the defendants failed to pay real estate transfer taxes on transfers of real property in Ingham County where the enterprises were the grantors and grantees. FHFA later intervened as Conservator for Freddie Mac and Fannie Mae, and the Michigan Department of Attorney General and the Michigan Department of Treasury intervened against the defendants. The defendants removed the case to the U.S. District Court for the Western District of Michigan and then filed motions to dismiss and/or for summary judgment. The Court dismissed plaintiff Hertel from the case concluding that Hertel was not a proper plaintiff. On September 18, 2012, the Court ruled in favor of Freddie Mac, Fannie Mae and FHFA on their motion to dismiss and/or for summary judgment as to the claims asserted by the Michigan Department of Attorney General and the Michigan Department of Treasury, finding Freddie Mac and Fannie Mae exempt from the Michigan transfer taxes.

317	Freddie Mac

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

Mortgage Guaranty Insurance Corporation

Freddie Mac and Mortgage Guaranty Insurance Corporation, or MGIC, were involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies, as discussed below. In the litigation, Freddie Mac contended that the policies had approximately $0.5 billion more in coverage than MGIC contended was provided for under the policies.

On May 16, 2012, MGIC filed a lawsuit against Freddie Mac and FHFA in the U.S. District Court for the Eastern District of Wisconsin seeking, among other items, a declaration that its interpretation of the policies is correct or, in the alternative, seeking reformation of the policies consistent with MGIC’s interpretation. On May 17, 2012, Freddie Mac filed a lawsuit against MGIC in the U.S. District Court for the Eastern District of Virginia seeking, among other items, a declaratory judgment that its interpretation of the policies is correct and that, pursuant to the doctrines of waiver, estoppel, and/or laches, MGIC may not take a contrary position. Freddie Mac and MGIC each subsequently filed motions to dismiss, stay, or transfer the other party’s lawsuit.

In December 2012, Freddie Mac entered into a settlement agreement with MGIC under which MGIC agreed, among other things, to pay Freddie Mac $267.5 million in satisfaction of Freddie Mac’s current and future claims under the pool policies at issue in the pending litigation. Under the terms of the settlement, MGIC paid Freddie Mac $100 million in December 2012 with the remaining $167.5 million to be paid in equal monthly installments over four years beginning on January 2, 2013. The Virginia and Wisconsin actions have been dismissed by the parties without prejudice.

NOTE 18: SELECTED FINANCIAL STATEMENT LINE ITEMS

Gains (losses) on mortgage loans recorded at fair value is a significant component of other income. For the amounts recorded to gains (losses) on mortgage loans recorded at fair value during 2012, 2011, and 2010, see “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

Table 18.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(in millions)
Other assets:
Guarantee asset	$1,029	$752
Accounts and other receivables	10,091	8,350
All other	2,645	1,411

Total other assets	$13,765	$10,513

Other liabilities:
Guarantee obligation	$1,004	$787
Servicer liabilities	3,304	3,600
Accounts payable and accrued expenses	984	845
All other	807	814

Total other liabilities	$6,099	$6,046

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

318	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA

(UNAUDITED)

	2012
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$4,500	$4,386	$4,269	$4,456	$17,611
(Provision) benefit for credit losses	(1,825)	(155)	(610)	700	(1,890)
Non-interest income (loss)	(1,516)	(751)	(560)	(1,256)	(4,083)
Non-interest expense	(596)	(536)	(473)	(588)	(2,193)
Income tax benefit	14	76	302	1,145	1,537

Net income attributable to Freddie Mac	$577	$3,020	$2,928	$4,457	$10,982

Net income (loss) attributable to common stockholders(1)	$(1,227)	$1,212	$1,119	$(3,178)	$(2,074)

Net income (loss) per common share – basic and diluted(2)	$(0.38)	$0.37	$0.35	$(0.98)	$(0.64)

	2011
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$4,540	$4,561	$4,613	$4,683	$18,397
Provision for credit losses	(1,989)	(2,529)	(3,606)	(2,578)	(10,702)
Non-interest income (loss)	(1,252)	(3,857)	(4,798)	(971)	(10,878)
Non-interest expense	(697)	(546)	(687)	(553)	(2,483)
Income tax benefit	74	232	56	38	400

Net income (loss) attributable to Freddie Mac	$676	$(2,139)	$(4,422)	$619	$(5,266)

Net loss attributable to common stockholders	$(929)	$(3,756)	$(6,040)	$(1,039)	$(11,764)

Net loss per common share – basic and diluted(2)	$(0.29)	$(1.16)	$(1.86)	$(0.32)	$(3.63)

(1)	For a discussion of how the change in the manner in which the senior preferred stock dividend is determined affects net income (loss) attributable to common stockholders beginning in the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share.”
(2)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. As discussed below, we consider this situation to be a material weakness in our internal control over financial reporting.

319	Freddie Mac

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is a process that involves human diligence and compliance and is, therefore, subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper management override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect, on a timely basis, errors that could cause a material misstatement of the financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.

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

Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on the COSO criteria. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2012 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

As described under “Management’s Report on Internal Control Over Financial Reporting,” we have one material weakness in internal control over financial reporting as of December 31, 2012 that we have not remediated.

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

320	Freddie Mac

management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•

We provide drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provide drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•

FHFA personnel, including senior officials, review our SEC filings prior to filing, including this Form 10-K, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-K, FHFA provided us with a written acknowledgement that it had reviewed the Form 10-K, was not aware of any material misstatements or omissions in the Form 10-K, and had no objection to our filing the Form 10-K.

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

In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2012 have been prepared in conformity with GAAP.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2012

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 18, 2012, Ross J. Kari, Executive Vice President — Chief Financial Officer, informed us of his intent to retire in the second half of 2013.

Based on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, we identified a material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring, which resulted from increased levels of employee turnover. We implemented certain activities to remediate this material weakness, including updating policies and procedures to document control processes, developing cross-training programs within this area, providing additional training to information technology individuals, reviewing staffing requirements, hiring of additional personnel to fill key positions, and enhancing the monitoring of control execution in areas affected by employee turnover. Throughout 2012, these activities, including the results of our control testing, had the cumulative effect of remediating the material weakness as of December 31, 2012.

321	Freddie Mac

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

On February 26, 2013, the Conservator executed a written consent re-electing each of the then-current directors as members of our Board of Directors, effective as of that date. The individuals elected as directors by the Conservator are listed below.

Linda B. Bammann

Carolyn H. Byrd

Steven W. Kohlhagen

Donald H. Layton

Christopher S. Lynch

Nicolas P. Retsinas

Eugene B. Shanks, Jr.

Anthony A. Williams

The terms of the directors elected under the February 26, 2013 consent will continue until the date of the next annual meeting of stockholders or the Conservator next elects directors by written consent, whichever occurs first.

2013 Target Total Direct Compensation

The Compensation Committee’s 2013 Target TDC recommendation for each Named Executive Officer who is a current employee remains unchanged from 2012 Target TDC and was approved by FHFA. Each Named Executive Officer’s 2013 Target TDC will remain in effect on an annual basis unless modified by the Compensation Committee and FHFA.

The following table sets forth the components of compensation on an annual basis for each of our Named Executive Officers who is a current employee.

Table 76 — 2013 Target TDC

Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Donald H. Layton	$600,000	$—	$—	$600,000
Ross J. Kari	675,000	1,530,000	945,000	3,150,000
Paul E. Mullings	412,500	658,500	459,000	1,530,000
Jerry Weiss	495,000	891,000	594,000	1,980,000
Paige H. Wisdom	467,500	757,500	525,000	1,750,000

322	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background

On September 6, 2008, the Director of FHFA appointed FHFA as our Conservator. Upon its appointment as Conservator, FHFA immediately succeeded to, among other things, the right of holders of our common stock to vote with respect to the election of directors. As a result, stockholders no longer have the ability to recommend director nominees or vote for the election of our directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2013. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting, as it has done in previous years.

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

On February 26, 2013 the Conservator executed a written consent, effective as of that date, re-electing each of the then-current directors as a member of our Board of Directors. The terms of those directors will end: (a) on the date of the next annual meeting of our stockholders; or (b) when the Conservator next elects directors by written consent, whichever occurs first. Currently, we have eight directors. The Board is conducting a search for individuals qualified to fill the remaining seats on the Board that are currently vacant.

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

The following is a brief discussion of: the age and length of Board service of each director; each director’s experience, qualifications, attributes, and/or skills that led to his or her selection as a director; and other biographical information about our directors, as of February 26, 2013:

•

Linda B. Bammann joined the Board in December 2008. She is 56 years old. She is an experienced finance executive with in-depth knowledge of risk management gained from her previous employment and board memberships. Ms. Bammann’s risk management experience enables her to contribute significantly to the Board’s oversight of our enterprise risk management.

Ms. Bammann was Executive Vice President, Deputy Chief Risk Officer for JPMorgan Chase & Co. (JPMorgan Chase) from July 2004 until her retirement in January 2005. Prior to that, Ms. Bammann held several positions with Bank One Corporation beginning in 2000, including Executive Vice President and Chief Risk Management Officer from 2001 until its acquisition by JPMorgan Chase in July 2004. Ms. Bammann also was a member of Bank One’s executive planning group. From 1992 to 2000, Ms. Bammann was a Managing Director with UBS Warburg LLC and predecessor firms. Ms. Bammann was a board member of the Risk Management Association, and chairperson of the Loan Syndications and Trading Association. From August 2009 until May 2012, Ms. Bammann was a director of Manulife Financial Corporation, and of The Manufacturers Life Insurance Company, a subsidiary of Manulife Financial Corporation.

323	Freddie Mac

•

Carolyn H. Byrd joined the Board in December 2008. She is 64 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.

Ms. Byrd has served as Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of AFC Enterprises, Inc., where she is a member of the Audit Committee and the Corporate Governance and Nominating Committee and of Regions Financial Corporation, where she is a member of the Audit Committee and the Risk Committee. Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•

Steven W. Kohlhagen joined the Board in February 2013. He is 65 years old. He is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling and complex financial instruments.

Over the course of his career, Mr. Kohlhagen held senior executive positions at leading financial institutions. From 1992 to 2003 he worked at First Union National Bank (predecessor to Wachovia National Bank), last serving as managing director of the Fixed Income Division. Mr. Kohlhagen served in senior roles at AIG Financial Products from 1990 to 1992, Stamford Capital Group from 1987 to 1990, Bankers Trust Corporation from 1985 to 1987, and Lehman Brothers, Inc. from 1983 to 1985. Mr. Kohlhagen’s public sector experience encompasses consulting work for the Organization for Economic Cooperation and Development from 1980 to 1981, the United States Department of the Treasury from 1976 to 1977, and the Federal Reserve Board in 1976. He was also senior staff economist for the Council of Economic Advisors, White House Staff from 1978 to 1979.

Since 2006, Mr. Kohlhagen has been a director of AMETEK Inc., a global manufacturer of electronic instruments and electromechanical devices, where he is a member of the Audit Committee. He is also a director of Abtech Holdings Inc., a developer and manufacturer of environmental technologies, where he is a member of the Audit Committee, and Reval Inc., a financial risk management consulting firm, where he is a member of the Governance and Nominating Committee. Mr. Kohlhagen served as a director of the IQ Mutual Funds, a family of Merrill Lynch registered, closed-end investment companies, from 2005 to 2010. Since 2001, Mr. Kohlhagen has been an Advisory Board member of the Stanford Institute for Economic Policy Research. He also served as a professor of international economics and finance at the University of California, Berkeley from 1973 to 1983.

•

Donald H. Layton joined the Board in May 2012, upon commencement of his employment as Chief Executive Officer. He is 62 years old. He is an experienced finance executive and leader of finance and investment organizations. Mr. Layton’s experience as a leader of financial organizations enables him to provide valuable business and operating perspectives to the Board.

Prior to joining Freddie Mac, Mr. Layton worked for nearly 30 years at JPMorgan Chase and its predecessors, starting as a trainee and rising to vice chairman and a member of the company’s three-person Office of the Chairman, retiring in 2004. In his career at JPMorgan Chase, Mr. Layton’s responsibilities spanned capital markets and investment banking, consumer banking and operating services. From 2002 to 2004, he was responsible for the company’s Chase Financial Services unit, which included the fourth largest mortgage firm in the U.S. He was co-chief executive officer of J.P. Morgan, the investment bank of JPMorgan Chase, overseeing the entire range of the investment bank’s global activities, from 2000 to 2002. Prior to the merger of Chase Manhattan and J.P. Morgan in 2000, Mr. Layton was responsible for Chase’s worldwide capital markets and trading activities, including foreign exchange, risk management products, emerging markets, and fixed income, as well as its operating services businesses. He additionally supervised the bank’s investment portfolio for many years. More recently, Mr. Layton served as chairman and chief executive officer of online brokerage E*TRADE Financial Corporation. He joined E*TRADE Financial Corporation as chairman in November 2007 and became chief executive officer in March 2008, retiring in December 2009. Mr. Layton also served as a senior advisor to the Securities Industry and Financial Markets Association from 2006 to 2008 and is chairman of the board of the Partnership for the Homeless, a nonprofit dedicated to reducing homelessness in New York City. Mr. Layton was a member of the board of directors of

324	Freddie Mac

Assured Guaranty Ltd. from May 2006 to May 2012 and a member of the board of directors of the American International Group, Inc. from April 2010 to May 2012.

•

Christopher S. Lynch joined the Board in December 2008. He is 55 years old. He is an experienced senior accounting executive who served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience. Mr. Lynch’s extensive experience in finance, accounting and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues.

Mr. Lynch has served as Non-Executive Chairman of Freddie Mac since December 2011. Mr. Lynch is an independent consultant providing a variety of services to financial intermediaries, including corporate restructuring, risk management, strategy, governance, financial and regulatory reporting and troubled-asset management. Mr. Lynch retired from KPMG LLP in May 2007, where he held a variety of leadership positions, including National Partner in Charge — Financial Services, the U.S. firm’s largest industry division. Mr. Lynch chaired KPMG’s Americas Financial Services Leadership team, was a member of the Global Financial Services Leadership and the U.S. Industries Leadership teams and led the Banking & Finance practice. Mr. Lynch also served as a partner in KPMG’s Department of Professional Practice and as a Practice Fellow at the Financial Accounting Standards Board. Mr. Lynch also is a director of American International Group, Inc., where he is the Chair of the Audit Committee and a member of the Finance and Risk Management Committee. In addition, Mr. Lynch serves on the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors. Mr. Lynch is a frequent speaker on matters pertaining to corporate governance, risk management, corporate restructuring, executive development, housing finance, and regulatory reporting.

•

Nicolas P. Retsinas joined the Board in June 2007. He is 66 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending and real estate industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.

Mr. Retsinas is a senior lecturer in Real Estate at the Harvard Business School and is Director Emeritus of Harvard University’s Joint Center for Housing Studies, where he served as Director from 1998 to 2010. He is also a lecturer in Housing Studies at the Graduate School of Design. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas also formerly served on the Board of Trustees for the National Housing Endowment. Currently, Mr. Retsinas serves on the Board of Trustees for Enterprise Community Partners, on the Board of Directors of the Center for Responsible Lending, as a member of the Bipartisan Policy Center’s Housing Commission, and as chair of the Providence Housing Authority.

•

Eugene B. Shanks, Jr. joined the Board in December 2008. He is 65 years old. He is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.

Mr. Shanks is a Trustee of Vanderbilt University, a member of the Advisory Board of the Stanford Institute for Economic Policy Research, a director of ACE Limited, where he serves as a member of the Risk and Finance Committee, a Senior Advisor to Bain and Company, and a founding director at The Posse Foundation. From November 2007 until August 2008, Mr. Shanks was a senior consultant to Trinsum Group, Incorporated, a strategic consulting and asset management company. From 1997 until its sale in 2002, Mr. Shanks was President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company he founded. From 1973 to 1978 and from 1980 to 1995, Mr. Shanks held a variety of positions with Bankers Trust New York Corporation, including head of Global Markets from 1986 to 1992 and President and Director from 1992 to 1995. From 1978 to 1980, he was Treasurer of Commerce Union Bank in Nashville, Tennessee.

•

Anthony A. Williams joined the Board in December 2008. He is 61 years old. He is an experienced leader in national, state and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public

325	Freddie Mac

management issues. Mr. Williams’ leadership and operating experience in the public sector allows him to provide a unique perspective on state and local housing issues.

Mr. Williams is the CEO and Executive Director of the Federal City Council of Washington, DC, an organization instrumental in projects such as the Metro, Ronald Reagan Building and International Trade Center, and revitalization of Union Station in Washington, DC. He was the Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government from 2009 through 2012. He also served as the Executive Director of Global Government Practice from January 2010 until January 2012 and as a Senior Fellow from January 2012 until June 2012 at the Corporate Executive Board Company. Since September 2011, Mr. Williams has been affiliated with McKenna, Long & Aldridge, LLP, a law firm, and from May 2009 until September 2011 he was affiliated with the law firm of Arent Fox LLP. Mr. Williams served as Chief Executive Officer of Primum Public Realty Trust, from January 2007 until December 2008.

Mr. Williams was elected to two terms as the fourth mayor of Washington, D.C. from 1999 to January 2007, having served as Chief Financial Officer from 1995 to 1998. He also served as President of the National League of Cities and as Vice-Chair of the Metropolitan Washington Council of Governments. From 1993 to 1995, Mr. Williams was the first Chief Financial Officer for the U.S. Department of Agriculture. From 1991 to 1993, Mr. Williams was the Deputy State Comptroller of Connecticut. From 1989 to 1991, Mr. Williams was the Executive Director of the Community Development Agency of St. Louis, Missouri. From 1988 to 1989, he worked as Assistant Director of the Boston Redevelopment Agency where he led the Department of Neighborhood Housing and Development, one of the authority’s primary divisions. Mr. Williams also previously served as a director of Meruelo Maddux Properties, Inc. Mr. Williams is also on the board of the Calvert Sage Fund and of each fund comprising the Calvert Multiple Funds.

Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives and our Bylaws and Board committee charters, but reserved certain items requiring Conservator approval. On November 15, 2012, the Conservator revised and expanded the categories of items requiring Conservator approval, instructing the Board that it should oversee that management consults with and obtains approval of the Conservator before taking action in the following areas:

•

matters requiring the approval of or consultation with Treasury under the covenants of the Purchase Agreement (see “BUSINESS — Conservatorship and Related Matters — Treasury Agreements – Covenants Under Treasury Agreement”);

•	redemptions or repurchases of subordinated debt, except as necessary to comply with the limit in the Purchase Agreement;

•	increases in Board risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•

matters that relate to the Conservator’s powers, the status of Freddie Mac in conservatorship, or the legal effect of the conservatorship on contracts, such as, but not limited to, the initiation of material actions in connection with litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to conservatorship status, and counterparties attempting to nullify or amend contracts due to conservatorship status;

•	retention and termination of external auditors and law firms serving as consultants to the Board;

•

agreements relating to litigation, claims, regulatory proceedings, or tax-related matters where the value of the claim is in excess of $50 million, including related matters that aggregate to more than $50 million (but excluding loan workouts);

•

alterations or changes to the terms of any master agreement between us and any of our top five single-family sellers or servicers that are not otherwise mandated by FHFA and that will alter, in a material way, the business relationship between the parties;

•	termination of a contract (other than by expiration pursuant to its terms) between us and any of our top five single-family sellers or servicers;

326	Freddie Mac

•

actions that, in the reasonable business judgment of management at the time that the action is to be taken, are likely to cause significant reputational risk to us or result in substantial negative publicity;

•

creation of any subsidiary or affiliate, or entering into a substantial transaction with a subsidiary or affiliate, except for the creation of, or a transaction with, a subsidiary or affiliate undertaken in the ordinary course of business (e.g., creation of a securitization trust or REMIC);

•	setting or increasing the compensation or benefits payable to directors;

•

entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for senior vice presidents and above and other officers as FHFA may deem necessary to successfully execute its role as Conservator;

•	any establishment or modification by us of performance management processes for such officers, including the establishment or modification of a Conservator scorecard;

•	any assessment by us of our performance against a Conservator scorecard; and

•	establishing the annual operating budget.

FHFA has indicated that it expects the Board to review and approve all matters that will require Conservator approval before such matters are submitted to FHFA. In addition, FHFA requires us to provide timely notice to it of any planned changes in business processes or operations, including changes to single-family or multifamily credit policies and loss mitigation strategies that management has determined in its reasonable business judgment to be significant, other than changes made at the direction or request of FHFA. FHFA will then determine whether any such actions or plans require Conservator and/or Board review or approval.

The Board has five standing committees: Audit; Business and Risk; Compensation; Coordinating; and Nominating and Governance. All standing committees other than the Coordinating Committee meet regularly. The membership of each committee as of February 26, 2013 is shown in the table below.

Table 77 — Board of Directors Committee Membership

Director	Audit	Business and Risk(1)	Compensation(1)	Coordinating	Nominating and Governance
L. Bammann		C	✓	✓
C. Byrd	C			✓	✓
D. Layton
C. Lynch	✓		✓	C
N. Retsinas		✓			✓
E. Shanks		✓		✓	C
A. Williams	✓		C	✓
✓ = Member of the Committee
C = Chairman of the Committee

(1)	Mr. Kohlhagen has been appointed to the Business and Risk Committee and the Compensation Committee of the Board, effective March 15, 2013.

Charters reflecting the duties of the committees have been adopted by the Board and approved by the Conservator. All of the charters of standing committees are available on our website at www.freddiemac.com/governance/bd committees.html.

Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board, regularly scheduled executive sessions of the non-employee directors, and executive sessions including only the independent directors that occur at least once annually if any of the non-employee directors are not independent. Mr. Lynch has served as Non-Executive Chairman since his appointment to that position in December 2011.

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

327	Freddie Mac

Executive Officers

As of February 26, 2013, our executive officers are as follows:

Name	Age	Year of Affiliation	Position
Donald H. Layton	62	2012	Chief Executive Officer
Ross J. Kari	54	2009	Executive Vice President — Chief Financial Officer
William H. McDavid	66	2012	Executive Vice President — General Counsel & Corporate Secretary
Jerry Weiss	55	2003	Executive Vice President — Chief Administrative Officer
Paige H. Wisdom	51	2008	Executive Vice President — Chief Enterprise Risk Officer
David M. Brickman	47	1999	Senior Vice President — Multifamily
Devajyoti Ghose	61	1997	Senior Vice President — Investments and Capital Markets, and Treasurer
Timothy F. Kenny	51	2007	Senior Vice President — General Auditor
Robert Lux	49	2010	Senior Vice President — Chief Information Officer
Robert D. Mailloux	45	2002	Senior Vice President — Corporate Controller & Principal Accounting Officer
Paul E. Mullings	62	2005	Senior Vice President —Single-Family Sourcing and Securitization (Interim Head — Single-Family Business)
Dwight P. Robinson	59	1998	Senior Vice President — Human Resources, Diversity and Outreach
Carol A. Wambeke	53	1997	Senior Vice President — Chief Compliance Officer

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

William H. McDavid was appointed Executive Vice President — General Counsel and Corporate Secretary in July 2012. Previously, Mr. McDavid was Co-General Counsel of JPMorgan Chase from 2004 until his retirement in 2006, and was General Counsel of JPMorgan Chase from 2000 to 2004. Prior to that, he was General Counsel of various predecessors to JPMorgan Chase, including The Chase Manhattan Corporation from 1996 to 2000 and of Chemical Banking Corporation from 1988 to 1996. From 1981 to 1988, he was an Associate General Counsel at Bankers Trust Company, and from 1972 to 1981 he was an attorney with the law firm of Debevoise & Plimpton.

Jerry Weiss was appointed Executive Vice President — Chief Administrative Officer in August 2010. In this role, Mr. Weiss manages the services and operations of Freddie Mac’s Strategy; External Relations, including Government and Industry Relations; Public Relations and Corporate Marketing; Internal Communications; Models, Mission and Research; Conservatorship and Corporate Initiatives; Enterprise Project Management; and Making Home Affordable — Compliance organizations. For a period subsequent to his appointment as Executive Vice President — Chief Administrative Officer, he also served as our Chief Compliance Officer from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

Paige H. Wisdom has served as our Chief Enterprise Risk Officer since April 2010. She currently serves as our Executive Vice President — Chief Enterprise Risk Officer, a position to which she was appointed in October 2010. Prior to this appointment, she served as our Senior Vice President — Chief Enterprise Risk Officer from April 2010 until October 2010. In these roles, Ms. Wisdom has been responsible for providing overall leadership and direction for enterprise risk management and leading an integrated framework for managing credit risk, market risk, operational risk and all other aspects of risk across the organization. Prior to this, she served as the Senior Vice President — Business Unit Chief Financial Officer from January 2008 until April 2010. From August 2004 until December 2007, Ms. Wisdom served as a Business Unit Chief Financial Officer at Bank of America for key businesses including: Global Business and Financial Services; Business Lending; and Global Technology, Service and Fulfillment. Prior to joining Bank of America, Ms. Wisdom served at Bank One Corporation/JPMorgan from June 2000 until July 2004, as the Chief Financial Officer, Corporate Bank and Co-Head Credit Portfolio Management. Prior to that she served in capital markets positions at UBS/Warburg Dillon Read, Citibank Salomon Smith Barney, and Swiss Bank Corporation.

328	Freddie Mac

David M. Brickman was appointed Senior Vice President — Multifamily in July 2011. In this role, he is responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as Senior Vice President — Multifamily Commercial Mortgage-Backed Security Capital Markets. From March 2004 until June 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily pricing, costing and research teams, was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs, and designed several of Freddie Mac’s multifamily financing products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at Pricewaterhouse Coopers LLP.

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

Timothy F. Kenny was appointed Senior Vice President — General Auditor in July 2008. Prior to this appointment, Mr. Kenny served as Vice President and Interim General Auditor starting in May 2008. Before that, he served as our Vice President — Assistant General Auditor from September 2007 to May 2008. From 2001 to 2007, Mr. Kenny was a Managing Director with BearingPoint, Inc. (formerly KPMG Consulting, Inc.) where he directed a large team of financial professionals on a variety of financial risk management consulting projects with Ginnie Mae, the Federal Housing Administration, private sector mortgage bankers and other federal credit agencies. He joined KPMG LLP, the predecessor organization to KPMG Consulting, in 1986, was promoted to a KPMG Audit Partner in 1997, and served in that position until the separation of KPMG Consulting from KPMG LLP in February 2001. From 2004 until 2008, Mr. Kenny was a member of the board of directors of Farmer Mac, a government sponsored enterprise that has established a secondary market for agricultural loans.

Robert Lux was appointed Senior Vice President – Chief Information Officer in October 2010. Prior to joining Freddie Mac, from 2008 to 2010, Mr. Lux served as a Principal at Towers Watson, a leading global professional services company, where he was responsible for leading teams on three continents in the delivery of commercial risk modeling applications for the insurance industry. From 2003 to 2008, Mr. Lux held a series of positions with increasing responsibilities, including service as the Chief Architect for GMAC Financial Services and Chief Technology Officer for GMAC Residential Capital. Prior to that, he held information technology leadership positions at Electronic Data Systems and Reuters Group PLC.

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

Paul E. Mullings was appointed Senior Vice President – Single Family Sourcing & Securitization in May 2011, and in May 2012, he was designated the interim head of the Single-Family Business. Prior to his May 2011 appointment, Mr. Mullings served as Senior Vice President — Single Family Sourcing since July 2005. Before joining us, Mr. Mullings was Senior Vice President of JPMorgan Chase and Mortgage Finance Manager and Fair Lending Executive at Chase Home Finance. Prior to joining Chase Home Finance in 1997, Mr. Mullings was President and Chief Executive Officer of Mortgage Electronic Registration Systems, Inc. Mr. Mullings was also President and Chief Executive Officer of the residential mortgage division of First Interstate Bank, Los Angeles. Prior to First Interstate, he held a series of senior management positions with increasing responsibilities at Glendale Federal Bank, Glendale, California.

329	Freddie Mac

Dwight P. Robinson was appointed Senior Vice President — Human Resources, Diversity and Outreach in September 2012. Prior to holding his current position, Mr. Robinson served as Senior Vice President – Housing Outreach and Chief Diversity Officer beginning in October 2011. Prior to that appointment, he served as Senior Vice President – Corporate Relations & Housing Outreach beginning in February 2005. Prior to that appointment, Mr. Robinson served as Senior Vice President — Corporate Relations beginning in September 1999. Mr. Robinson joined us in March 1998 as Vice President — Industry Relations. Prior to joining Freddie Mac, from 1994 to 1998 Mr. Robinson served as the Deputy Secretary of HUD, functioning as Chief Operating Officer. Before assuming the position at HUD, from 1993 to 1994 Mr. Robinson served as the president of Ginnie Mae, where he was responsible for all major policy decisions affecting Ginnie Mae issuers and purchasers worldwide.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2012 all of our directors and executive officers complied with such reporting obligations.

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

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act and the requirements of Rule 10A-3 under the Exchange Act. Although our stock was delisted from the NYSE in July 2010, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the FHFA corporate governance regulations. Our Audit Committee satisfies the “audit committee” requirements set forth in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Christopher S. Lynch and Anthony A. Williams, all of whom the Board determined in January 2013 are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.

Ms. Byrd has been a member of the Audit Committee since December 2008 and is currently its chairman. The Board determined in March 2012 and again in January 2013 that Ms. Byrd meets the definition of an “audit committee financial expert” under SEC regulations.

330	Freddie Mac

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary

2012 Business Highlights

During 2012, Freddie Mac made substantial progress in pursuing its primary business objectives, as summarized below. See “BUSINESS — Executive Summary” for further information.

Summary of Financial Results

Our comprehensive income for the year ended December 31, 2012 was $16.0 billion, consisting of $11.0 billion of net income and $5.1 billion of other comprehensive income. We paid cash dividends of $7.2 billion to Treasury at the direction of FHFA during 2012.

Providing Credit Availability for Mortgages, Maintaining Foreclosure Prevention Activities and Minimizing Credit Losses

During 2012, we purchased or issued other guarantee commitments for $426.8 billion in UPB of single-family conforming mortgage loans, representing approximately 2.0 million loans. This includes purchases of HARP loans totaling $86.9 billion, and representing approximately 434,000 borrowers.

Under our loan workout programs, our servicers contact borrowers and attempt to help them stay in their homes or avoid foreclosure. Based on information provided by the MHA Program administrator, our servicers had completed approximately 217,209 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2012. As of December 31, 2012, approximately 24,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification.

Since 2009, we have helped more than 785,000 borrowers experiencing hardship to complete a loan workout.

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

During 2012, we continued efforts that we believe will create value for the industry by building the infrastructure for a future housing finance system. These efforts include the implementation of the Uniform Mortgage Data Program, which provides us with the ability to collect additional data that we believe will improve our risk management practices, and the Uniform Loan Delivery Dataset, which provides for the efficient collection and use of consistent information about loan terms, collateral, and borrowers.

We are also continuing to work with FHFA and others to develop a plan for the design and development of a securitization platform that can be used in a future secondary mortgage market. In addition, we are continuing to work with FHFA and Fannie Mae to develop recommendations to align certain of the terms of the contracts we and Fannie Mae use with our respective single-family seller/servicers, as well as certain other practices we follow in managing our remedies and our respective business relationships with these companies.

Maintaining Sound Credit Quality on the Loans We Purchase or Guarantee

During 2012, we continued to focus on maintaining credit policies, including our underwriting standards, that allow us to purchase and guarantee loans made to qualified borrowers that we believe will provide management and guarantee fee income (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), over the long-term that exceeds our expected credit-related and administrative expenses on such loans.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 to 2008 as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Based on UPB, approximately 96% of the single-family mortgages we purchased in 2012 were fixed rate, first lien amortizing mortgages, approximately 82% were refinance mortgages, and approximately 24% of these refinance mortgages were HARP loans.

Contracting the Dominant Presence of the GSEs in the Marketplace

During 2012, we continued to take steps toward the goal of gradually shifting mortgage credit risk from Freddie Mac to private investors, while simplifying and shrinking certain of our operations. In the case of single-family credit guarantees, we are exploring several ways to accomplish this goal, including increasing guarantee fees and evaluating new risk-sharing

331	Freddie Mac

transactions beyond the traditional charter-required mortgage insurance coverage. Two across-the-board increases in guarantee fees occurred in 2012 and FHFA has proposed additional fee adjustments. In addition, an August 2012 amendment to the Purchase Agreement accelerates the wind down of our mortgage-related investments portfolio. This strategy is designed to reduce the portfolio and provide the best return to the taxpayer while minimizing market disruption.

Strengthening Our Infrastructure and Improving Overall Efficiency While Also Focusing On Retention of Key Employees

We continue to work to both enhance the quality of our infrastructure and improve our efficiency to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which are related to strategic initiatives mandated by FHFA that will likely take several years to fully implement. We are also focused on making significant improvements to our systems infrastructure in order to: (a) replace legacy hardware or software systems at the end of their useful lives and to strengthen our disaster recovery capabilities; and (b) improve our data collection and administration capabilities as well as our ability to assist in the servicing of loans.

We continued to actively manage our general and administrative expenses during 2012, while also continuing to focus on retaining key talent. In the first half of 2012, we introduced a new compensation program for employees to help mitigate the uncertainty surrounding compensation. Under the new program, the majority of employees have a more predictable income, as the program either reduces or eliminates the amount of compensation that is subject to variability. Our employee turnover moderated in 2012 compared to 2011.

Our Executive Compensation Program

Since being placed in conservatorship in 2008, the compensation of our executives has received a high level of scrutiny from FHFA, Treasury, Congress, and the public, and our executive compensation program has been substantially redesigned, resulting in a significant decrease in the amount of compensation paid to our executive team. Specific changes include:

•	Senior executive target compensation was reduced by 10 percent in 2009 and by 10 percent again in 2012;

•	Bonuses were eliminated;

•	A pay freeze was instituted by FHFA for all of 2011 and 2012, providing for pay increases only for promotions and other significant increases in responsibility;

•	CEO compensation has been reduced to $600,000 annually; and

•	The variable elements of compensation for our other senior executives are subject only to reduction based on the company’s and their individual performance, with no upside potential.

As a result of these and other actions taken since entering conservatorship, the aggregate level of compensation for our executives is now well below market levels. The aggregate level of 2012 target compensation for our executive officers as a group was below the 25th percentile of the competitive market, our new CEO’s compensation of $600,000 is 90 percent below his predecessor’s target compensation, and overall compensation of our senior management team has decreased by almost 75 percent since 2008.

While the below-market compensation paid to our executives contributes to concerns about our ability to attract and retain competent and experienced executives and employees — especially given the company’s current status and uncertain future — our public mission and certain features of our executive compensation program have enabled us to do so despite the challenges resulting from our unique circumstances. Our public mission to expand opportunities for homeownership and affordable rental housing attracts employees at all levels who seek meaningful work that makes a difference during this important time for the nation. Also, the higher proportion of fixed compensation in our executive compensation program — only 30 percent of pay is at-risk, significantly below the levels at companies with which we compete for talent — provides a degree of certainty that offsets, at least to some degree, the uncertain future of the company and the below market compensation levels.

332	Freddie Mac

As Acting FHFA Director Edward DeMarco said, “[T]he new compensation program strikes the balance between prudent executive pay — including the elimination of bonuses — with the need to safeguard quality staffing in order to protect the taxpayers’ investment and achieve the objectives in the Conservatorship Scorecard.”

As discussed more fully below in the Compensation Discussion and Analysis, the Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding levels for the following elements of compensation in 2012.

Table 78 — Funding Levels for 2012 Performance-Based Compensation

	2012 At-Risk Deferred Salary (Portion Based on Corporate Performance)	2011 Target Opportunity (2nd Installment)
Funding Level Percent	95%	95%

Compensation Discussion and Analysis

This section contains information regarding our compensation programs and policies, which reflect direction we received from FHFA as Conservator. These programs and policies were applicable to the following individuals, who were determined, pursuant to SEC rules, to be our Named Executive Officers, or NEOs, for the year ended December 31, 2012.

•	Donald H. Layton, Chief Executive Officer

•	Ross J. Kari, Executive Vice President — Chief Financial Officer

•	Charles E. Haldeman, Jr., Former Chief Executive Officer

•	Paul E. Mullings, Senior Vice President — Single-Family Sourcing and Securitization (Interim Head — Single-Family Business)

•	Jerry Weiss, Executive Vice President — Chief Administrative Officer

•	Paige H. Wisdom, Executive Vice President — Chief Enterprise Risk Officer

Executive Management Compensation Program

Overview of Program Structure

The 2012 Executive Management Compensation Program, or the Executive Compensation Program, was adopted effective January 1, 2012. It attempts to balance our need to retain critical executives and attract new executive talent with promotion of the goals of conservatorship and the interests of taxpayers. It contains a number of significant changes from the prior executive compensation program, including: (i) a further reduction in the target pay levels of senior officers; (ii) the elimination of bonuses; and (iii) the elimination of any potential upside in the deferred pay element, which now can only be reduced — not increased — based on both company and individual performance.

Compensation for each NEO other than Mr. Layton is governed by the Executive Compensation Program. A further discussion of Mr. Layton’s compensation is set forth below in “— Chief Executive Officer Compensation.” All compensation under the Executive Compensation Program is delivered exclusively in cash because we cannot provide equity-based compensation to our employees under the terms of the Purchase Agreement, unless such grants are approved by Treasury.

Although the Compensation Committee plays a significant role in considering and recommending executive compensation, FHFA continues to be actively involved in determining such compensation. During conservatorship, the Compensation Committee’s authority and flexibility have been exercised while recognizing the following circumstances:

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

•

Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”

333	Freddie Mac

•

FHFA has directed that its approval be obtained before taking action involving: (i) entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for senior vice presidents and above and other officers as FHFA may deem necessary to successfully execute its role as Conservator; (ii) any establishment or modification by us of performance management processes for such officers, including the establishment or modification of a conservatorship scorecard; and (iii) any assessment by us of our performance against a conservatorship scorecard.

•

FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

Chief Executive Officer Compensation

Mr. Layton’s compensation consists solely of an annual base salary of $600,000, a level established by FHFA. He does not participate in the Executive Compensation Program and therefore has no compensation subject to either corporate or individual performance. Mr. Layton is, however, eligible to participate in all other employee benefit plans offered to Freddie Mac’s other senior executives pursuant to the terms of those plans.

Elements of Total Direct Compensation (TDC)

Compensation under the Executive Compensation Program for the NEOs other than Mr. Layton consists solely of salary with two components — Base Salary and Deferred Salary — which are described in the table below.

Element of Compensation	Description	Primary Compensation Objective	Key Features
Base Salary	Earned and paid on a semi-monthly basis	To provide a fixed level of compensation to each NEO for the responsibility level of his/her position.	Cannot exceed $500,000 per year, except for the CEO and CFO, or other exceptions as approved by FHFA.
Deferred Salary	Fixed Deferred Salary is earned on a semi-monthly basis. The amount earned each quarter is paid on the last business day of the corresponding quarter of the following year, referred to as the Approved Payment Schedule.	To encourage executive retention.	Equal to Target TDC less Base Salary and At-Risk Deferred Salary.
	At-Risk Deferred Salary is earned and paid in the same manner as Fixed Deferred Salary, but is subject to reduction based on corporate and individual performance.	To encourage achievement of corporate and individual performance goals.

Equal to 30% of Target TDC. Half of At-Risk Deferred Salary is subject to reduction based on corporate performance, and half is subject to reduction based on individual performance.

The objectives against which 2012 corporate performance was measured are described in “At-Risk Deferred Salary Based on Corporate Performance.”

See Other Executive Compensation Considerations — Effect of Termination of Employment for more information on the effect of a termination of employment, including a discussion of the timing and payment of any unpaid portion of Deferred Salary upon all types of termination events.

Compensation Applicable to the Prior Executive Compensation Program

In addition to the compensation earned during 2012 under the Executive Compensation Program, each of the current NEOs other than Mr. Layton was eligible to receive the second installment of the 2011 Target Opportunity, or TO, for 2012 under the terms of the executive compensation program previously in effect. The second installment of the 2011 TO is the final remaining element of the prior executive compensation program and was the primary reason for the year-over-year increase in actual total compensation for certain of our NEOs, as reported in the Summary Compensation Table. The TO was a performance-based award designed to encourage the NEOs to achieve specific corporate performance measures.

334	Freddie Mac

Performance Measures for the Performance-Based Elements of Compensation

The performance measures for At-Risk Deferred Salary and the second installment of the 2011 TO grant, together with a description of the assessment of actual performance against such measures, are presented below in “Determination of Actual 2012 Compensation — At-Risk Deferred Salary Based on Corporate Performance,” “— At-Risk Deferred Salary Based on Individual Performance,” and “— Second Installment of the 2011 Target Opportunity.” These performance measures were chosen because they reflect our priorities during conservatorship. They also generally require the participation and support of employees throughout the company.

Executive Compensation Best Practices

We employ the following executive compensation best practices:

•	No tax “gross-ups”;

•	Limited executive perquisites;

•	Clawback provisions that result in a significant portion of the compensation earned under the Executive Compensation Program being subject to recapture and/or forfeiture;

•	No right to severance for senior executives, even in the event of an involuntary, without cause termination;

•	No agreements that guarantee any amount of compensation for a specified term of employment; and

•	No change in control provisions in any of our compensation or benefit programs.

Determination of 2012 Target TDC for NEOs

Role of Compensation Consultants

As part of the annual process to determine the Target TDC for each of the NEOs other than Mr. Layton, whose compensation is fixed as described in “— Chief Executive Officer Compensation,” the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (Meridian), its independent compensation consultant. In addition to the annual process to determine the Target TDC, Meridian provides guidance to the Compensation Committee during the course of the year on other executive compensation matters.

Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management.

2012 Comparator Group Companies

The Compensation Committee annually evaluates each senior executive’s Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group. The Comparator Group included the following companies for purposes of establishing Target TDC for the NEOs for 2012:

Allstate	The Hartford	Prudential
American Express	JPMorgan Chase*	State Street
Bank of America*	MasterCard	SunTrust
Bank of New York Mellon	MetLife	U.S. Bancorp
Capital One	Northern Trust	Visa
Citigroup*	PNC	Wells Fargo*
Fannie Mae

*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.

If there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee uses alternative survey data.

335	Freddie Mac

Establishing Target TDC

While we are in conservatorship, the role of the annual review to establish Target TDC has changed. First, annual Target TDC adjustments have been limited by FHFA. For 2012, the Compensation Committee was directed by FHFA to set Target TDC at a level that was either the same as or lower than each NEO’s 2011 Target TDC and that the company maintain individual salaries and wage rates at 2010 levels for 2011 and 2012, absent a promotion or a significant change in responsibilities. As a result, competitive market data is generally used only when establishing Target TDC for newly hired senior executives or current senior executives who are promoted or experience a significant expansion in the scope of their responsibilities. Second, FHFA’s view is that the compensation for our senior officers, in the aggregate, should be positioned closer to the 25th percentile of the competitive market, rather than our practice prior to entering conservatorship, which generally was to target compensation, in the aggregate, at the 50th percentile of the competitive market.

The Compensation Committee developed its 2012 Target TDC recommendations for each NEO by reviewing 2011 data from the Comparator Group and, as appropriate, alternative survey sources. For Mr. Haldeman, our CEO at that time, as well as our CFO and EVP-Chief Enterprise Risk Officer, the Compensation Committee reviewed competitive market data solely from the 2012 Comparator Group. For the SVP-Single-Family Sourcing and Securitization — who subsequently assumed the role of Interim Head-Single-Family Business — the Compensation Committee reviewed competitive market data from an alternative survey published by McLagan, while for the EVP-Chief Administrative Officer, two alternative survey sources were used, one from McLagan and the other from AonHewitt.

The Compensation Committee’s 2012 Target TDC recommendation for each of the NEOs other than Mr. Layton was reviewed by FHFA. While the Target TDC recommendations for our NEOs, in the aggregate, were below the 25th percentile of the competitive market, FHFA instructed the Compensation Committee, as part of the implementation of the Executive Compensation Program, to reduce the Target TDC for each of the NEOs by 10%, with the exception of Ms. Wisdom. For Ms. Wisdom, 2012 Target TDC was unchanged from 2011 in consideration of the expansion in the scope of her responsibilities during 2011 resulting from the integration of the credit risk management function in her division. Additionally, for Mr. Weiss and Ms. Wisdom, the Compensation Committee increased Base Salary by 10%, with an equal decrease in Deferred Salary, to create more consistent Base Salary levels for EVPs with comparable levels of responsibility.

The following table sets forth the components of 2012 Target TDC for each of our NEOs.

Table 79 — 2012 Target TDC

	2012 Target TDC (Annualized)
Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Donald H. Layton	$600,000	$—	$—	$600,000
Ross J. Kari	675,000	1,530,000	945,000	3,150,000
Charles E. Haldeman, Jr.	900,000	2,880,000	1,620,000	5,400,000
Paul E. Mullings	412,500	658,500	459,000	1,530,000
Jerry Weiss	495,000	891,000	594,000	1,980,000
Paige H. Wisdom	467,500	757,500	525,000	1,750,000

2013 Comparator Group Companies

Prior to the Compensation Committee’s review to determine the Comparator Group companies to be used to establish 2013 Target TDC, FHFA recommended that Freddie Mac and Fannie Mae align their Comparator Groups so that consistent compensation data is used by both companies for the same or similar senior officer positions. Representatives of the two companies and their independent compensation consultants identified a group of companies to be used by both us and Fannie Mae as the 2013 Comparator Group. The 2013 Comparator Group includes five new companies — Ally Financial, AIG, BB&T, Fifth Third Bancorp, and Regions Financial — and excludes the three credit card issuers — American Express, MasterCard, and Visa — that were included in the 2012 Comparator Group. Additionally, we are included in our own Comparator Group to ensure that both we and Fannie Mae use identical data for compensation benchmarking. As with the 2012 Comparator Group, and where appropriate for the position being benchmarked, mortgage or real estate division-level compensation data from four diversified banking firms — Bank of America, Citigroup, JPMorgan Chase, and Wells Fargo — may be utilized.

336	Freddie Mac

Determination of Actual 2012 Compensation

At-Risk Deferred Salary Based on Corporate Performance

Over the course of 2012, the Compensation Committee received updates from management on our achievement against the performance objectives in the Conservatorship Scorecard that were used to determine the reduction for the portion of At-Risk Deferred Salary based on corporate performance. In January 2013, management presented the Compensation Committee with a final assessment and concluded that we achieved most, but not all, of the performance objectives. The Compensation Committee reviewed and concurred with management’s assessment of performance against the Conservatorship Scorecard, but did not make recommended reductions.

FHFA then independently assessed the company’s 2012 performance against the Conservatorship Scorecard. FHFA’s assessment took into consideration the following:

•

the ultimate accomplishment of results as well as our cooperation, relative contribution, and collaboration with the Board, FHFA, Fannie Mae, and market participants, as appropriate to the particular measure;

•	our creativity, collaboration, effectiveness, and commitment to the particular goal; and

•	whether we are able to accomplish goals earlier in the year than scheduled.

Based on the company’s performance against the Conservatorship Scorecard, FHFA provided a numerical score for each performance measure and determined that the funding level for the portion of At-Risk Deferred Salary subject to reduction based on corporate performance should be 95%. The table below presents the performance objectives and the assessment of our achievement against those performance objectives.

337	Freddie Mac

Table 80 — Achievement of Corporate Performance Measures for At-Risk Deferred Salary

Performance Measure			Weighting	Targets/Goals		Scoring	Summary of Performance Against Targets
1.	Build a New Infrastructure		30%			28.4%
•	Continued progress on, or completion of, mortgage market enhancement activities already underway		15%	•	Develop template for enhanced loan-level disclosures for single-family MBS that incorporates market standards and is consistent with maintaining liquidity in the to-be-announced market. Template to be submitted to FHFA by June 30, 2012.	14.9%	•	Substantially achieved all targets/goals. While the company notified the market of the servicing data proposal, the standard itself was not issued by year-end.

	–	Loan-level disclosure in Mortgage-Backed Security (MBS);		•	Meet articulated Uniform Mortgage Data Program (UMDP) timetables as follows:
	–	Uniform Mortgage Data Program (UMDP) ; and		—	Uniform Collateral Data Portal (UCDP) electronic appraisal submission requirement by March 19, 2012.
	–	Seller Servicer contract harmonization.		—	Uniform Loan Delivery Data (ULDD) format loan delivery data by July 23, 2012.
				—	Deliver new ULDD data point in compliance with SEC Rule 15Ga-1 by November 30, 2012.
				—	Notify market of optional ULDD data points, including those necessary to improve disclosure and for other business uses in 2012.
				•	Notify market of servicing data standard, including data necessary to improve disclosure, and agree on timetable for data collection to begin in 2013 by December 31, 2012.
				•	Develop plans that leverage uniform appraisal data and ULDD for enhanced risk management by December 31, 2012.
				•	Cooperate with FHFA implementation of portal to accept electronic appraisals.
				•	Appropriate resource allocation to seller-servicer contract harmonization and commitment to targeted timetables as outlined in FHFA directive.
•	Securitization Platform		10%	•	In collaboration with FHFA and Fannie Mae, develop and finalize a plan by December 31, 2012 for the design and build of a single securitization platform that can serve both GSEs and a post-conservatorship market with multiple future issuers.	9.0%	•	Substantially achieved all targets/goals, but the platform design was not finalized by December 31, 2012.
•	Pooling and Servicing Agreements		5%	•	Propose a model pooling and servicing agreement, collaborate with other Enterprise and FHFA on a specific proposal, seek public comment, and produce final recommendations for standard GSE trust documentation by December 31, 2012.	4.5%	•	Substantially achieved all targets/goals. However, while recommendations were submitted to FHFA on December 20, they were not finalized by year-end.
2.	Contract the Enterprises dominant presence in the marketplace while simplifying and shrinking certain operations.		30%			28.3%
•	Work with FHFA to evaluate options for meeting conservatorship goals, including shifting mortgage credit risk to private investors via assessment of:		10%	•	Undertake a market analysis by December 31, 2012, of the viability of multifamily business operations without government guarantees. Review the likely viability of these models operating on a stand-alone basis after attracting private capital and adjusting pricing if needed.	10.0%	•	All targets/goals were achieved.
•

Perform analysis of investments portfolio as described in the strategic plan by the fourth quarter of 2012 and make preparations for the competitive disposition of a pool of nonperforming assets by September 30, 2012.

	–	Multifamily line of business		•	Review options with board of directors and FHFA and make appropriate recommendations for future actions.
	–	Investment assets and nonperforming loans
				•	Implement plan agreed to by board and FHFA.
•	Risk Sharing		10%	•	Initiate risk sharing transactions by September 30, 2012.	8.3%	•	Substantially achieved all targets/goals. However, no risk-sharing transactions were entered into during 2012.
				•	Execute new risk-sharing transactions beyond the traditional charter required mortgage insurance coverage.
				•	Propose timeline for continued growth in risk-sharing transactions through 2013.
•	Pricing		10%	•	Develop and begin implementing plan to increase guarantee fee pricing to more closely approximate the private sector.	10.0%	•	All targets/goals were achieved.
	–	Single-family Guarantee Fee Pricing Increases
				•	Set uniform pricing across loan sellers to extent practicable.
	–	Set plan to price for state law effects on mortgage credit losses given default		•	Work with FHFA to develop appropriate risk-based pricing by state. State-level pricing grid to be completed by August 31, 2012.

338	Freddie Mac

Performance Measure		Weighting	Targets/Goals		Scoring	Summary of Performance Against Targets
3.	Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.	20%			20.0%
•	Loss Mitigation through continued implementation and enhancement of Servicer Alignment Initiative	10%	•	Enhance transparency of servicer requirements around foreclosure timelines and compensatory fees and publish applicable announcements by September 30, 2012.	10.0%	•	All targets/goals were achieved.
•

Enhance short sales programs that include efforts to identify program obstacles that impact utilization by June 30, 2012. Applicable lender announcements to foreclosure alternatives by September 30, 2012.

•	Short Sales
•	Deeds-in-Lieu and Deeds-for-Lease
			•	Design, develop or enhance deed-in-lieu and deed-for-lease programs that include efforts to identify and resolve program obstacles that impact utilization by September 30, 2012. Applicable lender announcements to foreclosure alternatives by December 31, 2012.
•	Real Estate Owned Sales	10%	•	Implement, as needed, loans to facilitate REO sales program by June 30, 2012.	10.0%	•	All targets/goals were achieved.
			•	Expand financing for small investors in REO properties by June 30, 2012.
			•	Initiate disposition pilot, either through financing or bulk sales, by September 30, 2012.
			•	Expand pilot programs and establish ongoing sales program, as agreed to with FHFA, during 2012.
4.	Manage Efficiently in Support of Conservatorship Goals	20%			18.7%
•	Conservatorship/ Board Priorities	20%	•	Work closely with FHFA toward concluding litigation associated with private-label securities and whole loan repurchase claims, as appropriate.	18.7%	•	Substantially achieved all targets/goals. However, certain control weaknesses require remediation and other aspects of the internal controls environment need strengthening.
			•	Prioritize and manage operations in support of conservatorship goals and board directions.
			•	Adapt to evolving conservatorship requirements.
			•	Collaborate fully with FHFA and, when requested, Fannie Mae.
			•	Actively seek and consider public input on conservatorship-related projects, as requested.
			•	Effectively identify, communicate, and remediate situations that create risk for the conservatorships or avoidable taxpayer losses.
			•	Ensure corporate governance procedures are maintained, including timely reporting to the board and adhering to board mandates and expectations.
			•	Take steps to mitigate key person dependencies and maintain appropriate internal controls and risk management governance.
			•	Achieve milestones agreed to within the year with regard to accounting alignment.

339	Freddie Mac

At-Risk Deferred Salary Based on Individual Performance

In addition to shared objectives on the Conservatorship Scorecard, each NEO participating in the Executive Compensation Program had individual performance objectives for the year. The level of achievement against each NEO’s individual performance objectives is evaluated using two considerations – business results and leadership effectiveness – which are given equal weight.

The table below describes those individual performance objectives considered, as well as management’s and the Compensation Committee’s assessment of the level of achievement against those objectives. Certain of the individual performance objectives were either also corporate performance objectives or directly supported achievement of one or more of the corporate performance objectives. Achievement against the corporate performance objectives is discussed in “Determination of Actual 2012 Compensation – At-Risk Deferred Salary Based on Corporate Performance” and “– Second Installment of the 2011 Target Opportunity.”

Mr. Layton is not included in the table below because none of his compensation is subject to reduction based on his individual performance.

T able 81 — Named Executive Officer Individual Performance Summaries

Individual Performance Objectives		Assessment of Performance
Mr. Kari:
•	Strengthen the control and operating environment;	Under Mr. Kari’s leadership, the finance organization met or exceeded its goals for 2012. Although internal controls over financial reporting were determined to be not effective, mitigating actions have been taken to enable us to prepare our financial statements in conformity with GAAP. For the assessment period, the material weakness related to our inability to effectively manage information technology changes and maintain adequate controls over information security monitoring was remediated by December 31, 2012 in line with the previously agreed upon schedule. Mr. Kari and his team have worked closely with FHFA and, where appropriate, Fannie Mae to align accounting policies and practices as new accounting rules are adopted. In addition, significant work has been done to improve financial disclosures and align them with Fannie Mae’s comparable disclosures where appropriate. Administrative expenses continued to be well managed, with 2012 expenses coming in within budget, as adjusted for Board-approved variances. Under Mr. Kari’s leadership, the finance organization continued to provide training and professional development opportunities for its staff. One such program developed in 2012 is a mid-level manager rotational program which is providing opportunities for enhancement of manager skill sets. As a result of this and other programs, voluntary attrition among finance employees is below levels experienced in 2011.
•	Align accounting policies, as appropriate, with Fannie Mae’s comparable policies;
•	Manage administrative expenses within approved budget;
•	Expand leadership, management and professional development opportunities for Finance employees; and
•	Identify and execute on opportunities to reduce voluntary attrition in the Finance division.

Mr. Haldeman:
•	Lead the execution of the Conservatorship Scorecard;	In October 2011, Mr. Haldeman announced his intent to step down as both our CEO and a member of the Board of Directors. At the time, he committed to remain as CEO until his successor was named and the transition was complete. Due to the lengthy search, Mr. Haldeman continued as CEO for over six months after his announcement. During this time, he provided the company with needed senior executive continuity and enabled the management team to focus on meeting the objectives in the Conservatorship Scorecard instituted by FHFA. He also worked collaboratively with Mr. Layton following his appointment as CEO to support a smooth leadership transition. Partially offsetting these contributions were ongoing challenges associated with our internal control environment and certain organizational matters.
•	Ensure continuity of operations during the CEO search process; and
•	Assist with the on-boarding and integration of the new CEO.

Mr. Mullings:
•	Implement initiatives to improve customer satisfaction levels and the overall customer experience;	Mr. Mullings assumed expanded responsibilities in May 2012, when he was named the interim leader of the single-family business. Under Mr. Mullings’ leadership, customer satisfaction improved due to faster decision-making, seeking customer feedback on process changes and providing customer service training to hundreds of customer-facing staff. Single-family segment earnings improved year-over-year, driven by higher revenues and strong credit quality on new mortgage purchases, combined with strong loss mitigation and growing REO recovery values. Struggling borrowers were helped through the expanded HARP initiative, loan modifications and other foreclosure alternatives. In addition, Mr. Mullings directed the successful implementation of several single-family deliverables named in the Conservatorship Scorecard, most notably the UMDP, contract harmonization and the pricing and servicing alignment initiatives.
•	Increase single-family segment earnings by improving the profitability of new business and maximizing the value of loss mitigation efforts;
•	Assist borrowers in avoiding foreclosure while optimizing servicing performance and effectively manage the real estate owned portfolio; and
•	Implement the Single-Family related deliverables contained in the Conservatorship Scorecard, including the Uniform Mortgage Data Program, contract harmonization and the pricing and servicing alignment initiative.

340	Freddie Mac

Individual Performance Objectives		Assessment of Performance
Mr. Weiss:
•	Serve as the senior executive liaison to FHFA and Treasury, and oversee the company’s execution of effective regulatory affairs;	During 2012, Mr. Weiss continued to provide steady leadership during a period of great change. His knowledge of the company, industry and the regulatory environment, along with his ability to manage multiple business and staff functions led to a further expansion in his operating responsibilities in 2012. In support of the company’s focus on execution of key conservatorship and corporate goals, Mr. Weiss successfully established two new teams – one responsible for conservatorship and corporate initiatives and another for enterprise-wide project management – to more effectively manage cross-divisional strategic initiatives. This involved overseeing the company’s launch of a multiyear effort to establish a common securitization platform for the GSEs and the broader housing finance system. Mr. Weiss also developed a comprehensive orientation and integration plan as part of the onboarding of Mr. Layton, which identified key business and organizational challenges that would present opportunities for his focus. Mr. Weiss also oversaw the successful restructuring of the company’s compensation programs in a manner that balances conservatorship goals, taxpayer interests, and employee retention concerns. Under Mr. Weiss, the MHA-C function continued to perform services for Treasury in a highly effective manner. In addition, throughout the year, Mr. Weiss successfully guided and enhanced the company’s collaborative relationship with FHFA on many forward-looking industry objectives.
•	Oversee the company’s execution of corporate and conservatorship initiatives and strategies;
•	Execute a comprehensive on-boarding, integration, and communication process for the CEO transition;
•	Restructure the compensation program for non-senior executive employees at all levels;
•	Oversee the company’s execution of the Making Home Affordable-Compliance (MHA-C) function in support of the Administration’s Home Affordable Modification Program; and
•	Reorganize the company’s project management function to ensure standardization in the execution of significant initiatives and instill greater accountability for delivery of business and operational benefits.

Ms. Wisdom:
•	Integrate the credit management function into the enterprise risk management organization;	Ms. Wisdom continued to demonstrate an ability to drive for results across a wide range of activities. During 2012, Ms. Wisdom merged the credit management function into enterprise risk management, resulting in a more efficient and effective organization, primarily by establishing separate single-family and multifamily credit functions, eliminating duplicative processes, and establishing a streamlined and clearer governance structure. Within the counterparty credit and operational risk areas, Ms. Wisdom’s team completed a comprehensive review of the functions, reprioritized deliverables based on an impact assessment, and redesigned processes. Ms. Wisdom led the effort to strengthen the internal control environment within her organization, through the remediation of control weaknesses, and within the enterprise by leading the effort to remediate a long-outstanding Significant Deficiency related to model and model application governance. Ms. Wisdom established the financial instrument fraud unit in accordance with guidance provided by FHFA, which also supported the contract harmonization effort. Finally, Ms. Wisdom strengthened her organization’s relationship with FHFA through interaction on multiple Conservatorship Scorecard objectives, involvement in the analysis of various homeowner relief efforts, and proposals to address outstanding issues related to mortgage insurers.
•	Strengthen the company’s risk management capabilities, which includes a redesign of the counterparty credit and external operational risk management functions;
•	Strengthen the internal control environment within the enterprise risk management organization and continue to enhance model governance within the company;
•	Establish the Financial Instrument Fraud Unit; and
•	Identify additional opportunities to collaborate with FHFA on business issues.

Each NEO’s level of achievement was used to determine the recommended reduction, if any, to this component for the portion of At-Risk Deferred Salary based on individual performance. A two-step process was employed by Mr. Layton to achieve appropriate and consistent levels of differentiation among all senior vice presidents and above, including the NEOs. For Mr. Haldeman, these steps were completed by the Compensation Committee. The first step was the completion of the individual performance assessment. The second step was the recommended reductions, which were made taking into consideration the factors listed below.

•	Each officer’s performance against his/her individual 2012 performance objectives in terms of both business results and leadership effectiveness;

•	The relative contributions of each officer in relation to the contributions of the other officers; and

•	The combined accomplishments of the entire senior officer team during 2012.

Based on these factors and their individual performance, Mr. Layton recommended no reduction of this component for Messrs. Kari and Weiss and Ms. Wisdom and a 5% reduction of this component for Mr. Mullings. The Compensation Committee concurred with Mr. Layton’s recommendations. The Compensation Committee also determined that a 10% reduction should be applied to this component for Mr. Haldeman. The relatively narrow spread of the individual differentiation between the largest and smallest reductions for the portion of At-Risk Deferred Salary based on individual performance (expressed as a percentage of each NEO’s target) supports our continued emphasis of the need for highly coordinated, cross-functional collaboration.

The following chart compares the target and actual amounts of 2012 Deferred Salary for each NEO other than Mr. Layton. The actual amount earned is scheduled to be paid in equal quarterly installments on the last business day of each calendar quarter of 2013, except in the case of Mr. Haldeman, who is scheduled to receive quarterly installments on the last business days of March and June, 2013.

341	Freddie Mac

Table 82 — 2012 Deferred Salary

	Target 2012 Deferred Salary				Actual 2012 Deferred Salary
		At-Risk				At-Risk
Named Executive Officer	Fixed	Portion Based on Corporate Performance	Portion Based on Individual Performance	Total Target Deferred Salary	Fixed	Portion Based on Corporate Performance	Portion Based on Individual Performance	Total Actual Deferred Salary
Mr. Kari	$1,530,000	$472,500	$472,500	$2,475,000	$1,530,000	$448,875	$472,500	$2,451,375
Mr. Haldeman(1)	1,440,000	405,000	405,000	2,250,000	892,800	384,750	364,500	1,642,050
Mr. Mullings	658,500	229,500	229,500	1,117,500	658,500	218,025	218,025	1,094,550
Mr. Weiss	891,000	297,000	297,000	1,485,000	891,000	282,150	297,000	1,470,150
Ms. Wisdom	757,500	262,500	262,500	1,282,500	757,500	249,375	262,500	1,269,375

(1)	All amounts reported for Mr. Haldeman are pro-rated to reflect his voluntary termination on June 30, 2012. Under the terms of the Executive Compensation Program, Mr. Haldeman’s earned but unpaid Fixed Deferred Salary is reduced by 2% for each full or partial month by which his termination preceded January 31, 2014. Accordingly, his Actual 2012 Fixed Deferred Salary reflects a 38% reduction from the target.

Second Installment of the 2011 Target Opportunity

Over the course of 2012, the Compensation Committee received updates from management on our achievement against the performance objectives used to determine the funding level for the second installment of the 2011 TO. In January 2013, management presented the Compensation Committee with its assessment that we had met or exceeded all of the objectives for the second installment of the 2011 TO. The Committee agreed with management’s assessment of the company’s performance against the objectives.

The table below presents the performance measures and the assessment of our achievement against those performance objectives.

Table 83 — Achievement of Performance Measures for Second Installment of 2011 Target Opportunity

	Performance Measure	Weighting	Key Factors Impacting Achievement Assessment
Business Infrastructure Achieve benefit realization from key capabilities completed and deployed through the second quarter of 2012, based on key metrics outlined in business cases.		40%	Of the three initiatives to which this objective applies, the benefit realization exceeded expectations for one, met expectations for another and fell short of expectations for the third, as follows:
			•	Cash Pipeline Management – The financial benefits of this software application, which manages the pipeline of whole loans purchased for cash, significantly exceeded our projections;
			•	Servicing Alignment Initiative – The implementation – at FHFA’s direction – of this new set of mortgage loan servicing and delinquency management requirements has, as expected, brought significant benefits to borrowers and the mortgage system as a whole.
			•	Multifamily Originating and Underwriting – This system will be used to quote, underwrite and approve deals for purchase, but adoption was delayed and benefits were below expectations.
Financial and Risk Conserve capital by limiting the 2012 draw from Treasury to within a range from $0 to $6 billion.		40%	The Treasury draw applicable to 2012 financial results was $19 million, at the low end of the target range. In addition, we had positive equity of $8.8 billion at December 31, 2012.
Mission Achieve the following Mission objectives:		20%	•

We completed 69,581 HAMP and non-HAMP modifications, in the middle of the target range of 55,000 – 75,000. We also completed 53,008 short sales and deed in lieu of foreclosure transactions, above the high-end of the target range of 40,000 – 50,000. Additionally, we purchased 434,296 HARP loans, significantly above the high-end of the target range of 180,000 – 270,000.

•	Support loss mitigation and foreclosure prevention activities;
•	Achieve the 2012 affordable housing goals; and
•	Provide market support, as measured by single-family purchases as a percentage of agency volume.
			•	We expect to report our performance with respect to the 2012 affordable housing goals in March 2013.
			•	Single-family purchases as a percentage of estimated agency volume were 26%, which was at the low end of the target range of 26%- 30%.

In evaluating the company’s performance against the performance objectives, the following additional factors were considered in determining the appropriate funding level.

•	The relatively low weighting assigned to the Multifamily Originating and Underwriting System, a business infrastructure project for which 2012 progress was below plan;

342	Freddie Mac

•	The company’s performance in responding to a series of FHFA-directed changes to HARP designed to attract more eligible borrowers to that program; and

•	The company’s overall internal control environment.

Based on the assessment of performance, including the additional considerations described above, the Compensation Committee recommended a score of 95% for corporate performance. FHFA approved the Compensation Committee’s recommendation. This score was then applied to the funding level for the long-term incentive awards made to vice presidents and certain non-officers and the TO payments to eligible senior officers, including the NEOs.

The Compensation Committee and FHFA concurred with the CEO’s recommended allocation of the TO funds to the NEOs. That allocation was based on the same assessment of performance and took into consideration the same additional factors as for the portion of At-Risk Deferred Salary based on individual performance discussed in “– At-Risk Deferred Salary Based on Individual Performance.”

Based on these factors and their individual performance, Mr. Layton recommended no reduction be taken for Ms. Wisdom, a reduction of 5% for Messrs. Kari and Weiss and a reduction of 15% for Mr. Mullings. The Compensation Committee concurred with Mr. Layton’s recommendations. The following chart summarizes the target TO applicable to performance during 2012 for each of the NEOs other than Mr. Layton, and the allocation of the pool of funds to be distributed to the NEOs.

Table 84 — 2011 Target Opportunity

	2011 Second Installment
Named Executive Officer	Target	Actual
Mr. Kari	$583,333	$554,167
Mr. Haldeman(1)	1,000,000	—
Mr. Mullings	273,172	232,196
Mr. Weiss	366,667	348,333
Ms. Wisdom	291,667	291,667

(1)	In accordance with the terms of the prior executive compensation program, Mr. Haldeman forfeited his 2011 TO when he voluntarily terminated his employment, effective June 30, 2012.

Written Agreements Relating to Employment of CEO and CFO

As described below, we have entered into certain agreements with Mr. Layton (our CEO), Mr. Kari (our CFO), and Mr. Haldeman (our former CEO), including a Memorandum Agreement with each when they joined the company.

We entered into a Memorandum Agreement with Mr. Layton in connection with his employment as our Chief Executive Officer. A copy of the Memorandum Agreement with Mr. Layton was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 10, 2012. We also have entered into: (a) a Memorandum Agreement; and (b) a recapture agreement with each of Messrs. Kari and Haldeman in connection with their employment as our executive officers. Copies of the Memorandum Agreement and the recapture agreement regarding Messrs. Kari and Haldeman were filed as Exhibits 10.1 and 10.2, respectively, to our Current Reports on Form 8-K filed on September 24 and July 21, 2009, respectively, with respect to each executive’s employment with us.

The compensation provisions of each executive’s Memorandum Agreement are summarized separately below. Additional information about the components of executive compensation is discussed above in “— Elements of Total Direct Compensation (TDC).”

Mr. Layton’s compensation, as provided in his Memorandum Agreement, consists of an annual base salary of $600,000. Mr. Layton’s Memorandum Agreement provides that he will be eligible to participate in all employee benefit plans offered to our senior executive officers, including our SERP, pursuant to the terms of these plans.

Mr. Kari’s compensation, as provided in his Memorandum Agreement, is as follows:

•	A Semi-Monthly Base Salary of no less than $675,000 per year;

•	Deferred Base Salary of $1,658,333 for 2010, payable as described above;

343	Freddie Mac

•	A Target Opportunity of $1,166,667 for 2010, payable as described above; and

•

A cash sign-on award of $1,950,000 in recognition of the annual incentive opportunity and unvested equity that Mr. Kari forfeited by leaving his previous employer. This award was paid in installments during Mr. Kari’s first year of employment with us.

Mr. Kari’s Memorandum Agreement provides for the following additional forms of compensation during his employment with us:

•

The opportunity to participate in all employee benefit plans offered to our senior executive officers, including our SERP, pursuant to the terms of these plans. For a description of these plans see “Compensation Tables” below; and

•	Eligibility to receive termination benefits pursuant to the terms of any then-applicable severance plan or policy, subject to the approval of FHFA.

Mr. Haldeman’s compensation, as provided in his Memorandum Agreement, was as follows:

•	A Semi-Monthly Base Salary of $900,000 per year;

•	Deferred Base Salary in the amount of $3.1 million for 2010, payable as described above; and

•	A Target Opportunity in the amount of $2 million for 2010, payable as described above.

Executive Compensation Program participants, including Mr. Kari, are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. Mr. Haldeman did not receive any such benefits in connection with his departure from the company in June 2012. For additional information on compensation and benefits payable in the event of a termination of employment, see “Potential Payments Upon Termination of Employment or Change-in-Control” below.

We also entered into a restrictive covenant agreement with Mr. Layton and recapture and restrictive covenant agreements with Messrs. Kari and Haldeman. We did not enter into a recapture agreement with Mr. Layton because he only receives base salary, which is not subject to recapture. The recapture requirements included in the agreements with Messrs. Kari and Haldeman, and the similar recapture requirements applicable to all other participants in the Executive Compensation Program, are described below under “Other Executive Compensation Considerations — Recapture and Forfeiture Agreement.” The non-competition and non-solicitation provisions included in the restrictive covenant agreement are described in “Potential Payments Upon Termination of Employment or Change-in-Control.”

We have also entered into indemnification agreements with certain of our current and former directors and executive officers, each an indemnitee, including Messrs. Layton, Kari, and Haldeman. With respect to indemnification agreements entered into with executive officers in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer was no longer a direct CEO report. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward.

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

344	Freddie Mac

that has not yet been adopted in final form. In general, this proposal would give FHFA the authority to prohibit indemnification payments in cases involving administrative proceedings before FHFA or civil actions initiated by FHFA.

Other Executive Compensation Considerations

Effect of Termination of Employment

Under the Executive Compensation Program, Base Salary ceases upon an NEO’s termination of employment, regardless of the reason for such termination. The treatment of Deferred Salary upon an NEO’s termination is as described below.

•	Fixed Deferred Salary. The timing and payment of any unpaid portion of Fixed Deferred Salary is based on the reason for the termination of employment, as follows:

•	Forfeiture Event — All earned but unpaid Fixed Deferred Salary is subject to forfeiture upon the occurrence of a “forfeiture event,” as described below under “— Recapture and Forfeiture Agreement.”

•	Death — All earned but unpaid Fixed Deferred Salary is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death.

•	Long-Term Disability — All earned but unpaid Fixed Deferred Salary is paid in full in accordance with the Approved Payment Schedule.

•

Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a “forfeiture event”) — All earned but unpaid Fixed Deferred Salary is paid in accordance with the Approved Payment Schedule. The amount paid will be reduced by 2% for each full or partial month by which the NEO’s termination precedes (i) January 31, 2014, for an NEO who was an employee on January 1, 2012 and who remained continuously employed through the termination date, or (ii) the 25-month anniversary of the hire date for an NEO hired after January 1, 2012.

•	At-Risk Deferred Salary. The timing and payment of any unpaid portion of At-Risk Deferred Salary is based on the reason for termination of employment, as follows:

•	Forfeiture Event — All earned but unpaid At-Risk Deferred Salary is subject to forfeiture upon the occurrence of a “forfeiture event,” as described below under “— Recapture and Forfeiture Agreement.”

•

Death — All earned but unpaid At-Risk Deferred Salary is paid as soon as administratively possible and without being subject to reduction based on corporate and individual performance, but not later than 90 days after the date of death.

•

Long-Term Disability — All earned but unpaid Fixed Deferred Salary is paid in full in accordance with the Approved Payment Schedule without being subject to reduction based on corporate and individual performance.

•

Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a “forfeiture event”) — All earned but unpaid At-Risk Deferred Salary is paid in accordance with the Approved Payment Schedule, subject to the performance assessment and reduction process for At-Risk Deferred Salary.

Perquisites

We believe that perquisites should be a minimal part of the compensation package for our NEOs. We provide certain perquisites because we believe there is a business-related benefit, including that the perquisites assist in attracting and retaining executive talent. None of the perquisites offered provide for a gross-up to cover the taxes due on the perquisite itself. The only perquisite provided to the NEOs during 2012 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit that varies by position. The following perquisites were available to NEOs – but none of the NEOs received any of these perquisites – during 2012:

•	Physical Examination. Reimbursement of up to $700 of expenses associated with a comprehensive annual physical exam that are not otherwise covered by the NEO’s medical insurance;

•

Relocation Benefits. Under our relocation program, we provide assistance in finding and moving into a new home and selling an existing home, temporary lodging, reimbursement of certain travel expenses, and a one-time payment to cover miscellaneous expenses; and

•	Spousal Travel Expenses. Reimbursement of business-related spousal travel expenses.

Additionally, total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval.

345	Freddie Mac

Supplemental Executive Retirement Plan

Our NEOs are eligible to participate in our Supplemental Executive Retirement Plan, or SERP. We provide a SERP because it helps us to remain competitive with the companies with which we compete for talent and thereby assists in attracting and retaining executive talent. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Pension Plan and Thrift/401(k) Savings Plan if those plans: (a) were not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary prior to 2012 and amounts deferred under our Executive Deferred Compensation Plan (discussed below).

Effective January 1, 2012, eligibility for the “Pension SERP Benefit” (as defined in the SERP) is limited, and Executives (as defined in the SERP) whose employment with the company commenced after December 31, 2011 (or who are rehired after that date) are not eligible for the Pension SERP Benefit. However, non-Executives employed as of December 31, 2011 who are subsequently promoted to Executive positions will be eligible for the Pension SERP Benefit.

On August 27, 2012, the SERP was amended, with approval of FHFA. Under this amendment, which became effective as of January 1, 2012, benefits under the SERP are limited to two times a participant’s “base salary” in any calendar year in which the participant’s compensation is covered by the Executive Compensation Program.

For additional information regarding this benefit see “Compensation Tables” below.

Recapture and Forfeiture Agreement

Freddie Mac has adopted, with the approval of FHFA, a 2012 Executive Management Compensation Program Recapture and Forfeiture Agreement (the “Recapture and Forfeiture Agreement”) for Freddie Mac executives in the following positions: chief executive officer; chief operating officer; chief financial officer; executive vice presidents; and senior vice presidents, including each of the NEOs, unless an executive’s participation is specifically excluded in a separate agreement. An NEO’s agreement to the Recapture and Forfeiture Agreement is a condition of his or her participation in the Executive Compensation Program.

The Recapture and Forfeiture Agreement sets forth terms and conditions pursuant to which an NEO’s compensation under the Executive Compensation Program may be recaptured and/or forfeited. The Recapture and Forfeiture Agreement applies to Deferred Salary earned, paid or to be paid pursuant to the terms of the Executive Compensation Program and any determination of a Forfeiture Event (as defined in the Recapture and Forfeiture Agreement) that occurs on or after January 1, 2012. The Deferred Salary and the period during which it is subject to recapture and/or forfeiture vary depending on which Forfeiture Event has occurred.

The Recapture and Forfeiture Agreement provides for the recapture and/or forfeiture of specified compensation if, after providing the requisite notice under the agreement, our Board of Directors determines that any Forfeiture Event has occurred. The Forfeiture Events and the compensation subject to recapture and/or forfeiture are described below.

1) Forfeiture Event: The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements (including without limitation, statements of earnings, revenues, or gains) or any other materially inaccurate performance measure.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary in excess of the amounts that the Board of Directors determines likely would have been otherwise earned using accurate measures during the two years prior to the Forfeiture Event.

2) Forfeiture Events:

a) The NEO’s employment is terminated because the NEO is either convicted of, or pleads guilty or nolo contendere to, a felony;

b) Subsequent to termination of employment:

i) the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination; and

ii) within one year of such conviction or plea, the Board of Directors determines in good faith that such conduct is materially harmful to the business or reputation of Freddie Mac.

346	Freddie Mac

c) The NEO’s employment is terminated because, or within two years of the NEO’s termination of employment, the Board of Directors determines in good faith that, the NEO engaged in any willful (as defined in the Recapture and Forfeiture Agreement) misconduct in the performance of his or her duties with Freddie Mac that is materially harmful to the business or reputation of Freddie Mac.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary earned by the NEO during the two years prior to the date that the NEO is terminated, any Deferred Salary that is scheduled to be paid to the NEO within two years after termination of employment and any cash payment made or to be made to the NEO as consideration for any release of claims agreement between the NEO and Freddie Mac.

3) Forfeiture Event: The NEO’s employment is terminated because, in carrying out his or her duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or within two years after the NEO’s termination of employment, the Board of Directors determines in good faith that the NEO, prior to his or her termination of employment, engaged in conduct that constitutes gross neglect or gross misconduct and that such actions resulted in material harm to Freddie Mac.

Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary paid to the NEO at the time of termination or subsequent to the date of termination, including any cash payment made to the NEO as consideration for any release of claims agreement between the NEO and Freddie Mac.

4) Forfeiture Event: The NEO has violated a post-termination non-competition covenant set forth in the Restrictive Covenant and Confidentiality Agreement between the NEO and Freddie Mac in effect when a payment of Deferred Salary is scheduled to be made.

Compensation Subject to Recapture and/or Forfeiture: 50% of the Deferred Salary paid to the NEO during the 12 months immediately preceding the violation and 100% of all Deferred Salary unpaid at the time of such violation.

Under the Recapture and Forfeiture Agreement, the Board of Directors has discretion to determine the appropriate dollar amount to be recaptured from and/or forfeited by the NEO, if any, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the NEO had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.

A copy of the form of the Recapture and Forfeiture Agreement was filed as Exhibit 10.3 to our quarterly report on Form 10-Q filed on November 6, 2012. The Recapture Policy applicable to compensation earned in 2011 and 2010 was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 24, 2009.

The additional event listed below is applicable only to the CEO and the CFO, to the extent they have compensation subject to recapture.

•

Accounting Restatement Resulting from the Executive’s Misconduct — If misconduct by the CEO and/or the CFO necessitates the preparation of an accounting restatement due to material non-compliance with financial reporting requirements.

For this triggering event, the compensation subject to recapture will be determined in accordance with Section 304 of the Sarbanes-Oxley Act.

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

All employees, including our NEOs, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans. All directors and employees (including the NEOs) are prohibited from transacting in options (other than options granted by us) or other hedging instruments as specified in our Insider Trading Policy. In addition, all directors

347	Freddie Mac

and employees (including our NEOs) are prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan.

Section 162(m) Limits on the Tax Deductibility of Our Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other NEOs, unless, among other things, the compensation is “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, the at-risk element of Deferred Salary and the Target Opportunity applicable to performance during 2012 are not structured to qualify as performance-based compensation under section 162(m).

Compensation Committee Interlocks and Insider Participation

None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2012 were our officers or employees or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.

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

Anthony A. Williams, Chairman

Linda B. Bammann

Christopher S. Lynch

Compensation and Risk

With respect to 2012, our management conducted an assessment of our compensation plans and programs that were in place during the year and that were applicable to employees at all levels, including the Executive Compensation Program in which our executives participate. The purpose of the assessment was to determine whether the design and operation of our compensation plans create incentives for employees to take inappropriate risks that are reasonably likely to have a material adverse effect on us. The assessment was conducted by members of our enterprise risk management and human resources teams, as well as by Aon Hewitt, management’s compensation consultant.

The review included an evaluation of:

•	the mix of fixed and variable compensation;

•	eligibility for participation in compensation programs;

•	the process by which target TDC levels are established;

•	the process for establishing performance objectives and for evaluating performance against those objectives (including maximum individual payout levels); and

•	the involvement of the Compensation Committee and FHFA in the compensation process.

An evaluation was also made of the linkage between corporate and divisional performance objectives.

The assessment was discussed with the Compensation Committee in December 2012. Management’s conclusion, with which the Compensation Committee concurred, is that our compensation policies and practices in place during 2012 do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Tables

The following tables set forth compensation information for our NEOs: our CEO, our CFO, our former CEO and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2012.

348	Freddie Mac

Table 85 — Summary Compensation Table — 2012

		Salary			Non-Equity Incentive Plan Compensation (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)
Name and Principal Position	Year	Paid During Year(1)	Deferred(2)	Bonus(3)	At-Risk Deferred Salary	Target Opportunity		All Other Compensation(6)	Total
Donald H. Layton	2012	$368,750	$—	$—	$—	$—	$—	$—	$368,750
Chief Executive Officer
Ross J. Kari	2012	675,000	1,530,000	—	921,375	554,167	156,794	133,464	3,970,800
EVP — Chief Financial Officer	2011	675,000	829,167	—	721,375	988,771	118,428	55,292	3,388,033
	2010	675,000	829,167	1,462,500	728,838	676,133	69,742	391,276	4,832,656
Charles E. Haldeman, Jr.	2012	450,000	892,800	—	749,250	—	—	124,464	2,216,514
Former Chief Executive Officer	2011	900,000	1,550,000	—	1,348,500	—	239,255	72,915	4,110,670
	2010	900,000	1,550,000	—	1,362,450	1,322,250	214,460	104,374	5,453,534
Paul E. Mullings	2012	412,500	658,500	—	436,050	232,196	182,258	77,628	1,999,132
SVP — Single-Family Sourcing and Securitization
(Interim Head – Single-Family Business)
Jerry Weiss	2012	495,000	891,000	—	579,150	348,333	218,711	94,584	2,626,778
EVP — Chief Administrative Officer	2011	450,000	508,334	—	442,249	618,732	164,482	73,735	2,257,532
Paige H. Wisdom	2012	467,500	757,500	—	511,875	291,667	134,434	89,517	2,252,493
EVP — Chief Enterprise Risk Officer	2011	425,000	370,834	—	322,624	484,223	102,074	48,129	1,752,884

(1)	The amounts shown represent Base Salary under the Executive Compensation Program as described in “Compensation Discussion and Analysis — Executive Management Compensation Program.”
(2)	The 2012 amounts shown represent Fixed Deferred Salary earned under the terms of the Executive Compensation Program. Fixed Deferred Salary earned during each calendar quarter will be paid in cash on the last business day of the corresponding quarter in the following year. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as “At-Risk” because it is subject to reduction based upon corporate and individual performance. The amounts shown for 2011 and 2010 reflect the fixed portion of Deferred Base Salary earned under the prior executive compensation program in place during those years. The timing of payments for the fixed portion earned during those years is the same as described above under the Executive Compensation Program, except that Deferred Base Salary was paid only if the NEO was employed by us on each payment date (except in cases of death, retirement, or long-term disability). As with the amounts reported for 2012, the remaining portion of 2011 and 2010 Deferred Base Salary is reflected in “Non-Equity Incentive Plan Compensation” because it is performance-based.
(3)	The amount shown represents cash sign-on payments made to Mr. Kari in 2010. The cash sign-on award was made to Mr. Kari upon hire in 2009, in recognition of the forfeited annual incentive opportunity and unvested equity at his previous employer. See “Compensation Discussion and Analysis — Written Agreements Relating to Employment of CEO and CFO.”
(4)	The 2012 amounts reported reflect (i) the At-Risk Deferred Salary earned during each calendar quarter in 2012, which is scheduled to be paid on the last business day of the corresponding quarter in 2013, and (ii) the portion of the 2011 Target Opportunity that was earned for 2012 and paid on February 15, 2013. See “Compensation Discussion and Analysis — Executive Management Compensation Program — Performance Measures for the Performance-Based Elements of Compensation.”
The 2011 amounts reported reflect (i) the performance-based portion of the 2011 Deferred Base Salary earned during each calendar quarter in 2011 and paid on the last business day of the corresponding quarter in 2012, and (ii) the portion of the 2011 and 2010 Target Opportunities that were earned for 2011 and paid on February 16, 2012.
The 2010 amounts reported reflect (i) the performance-based portion of the 2010 Deferred Base Salary earned during each calendar quarter in 2010 and paid on the last business day of the corresponding quarter in 2011, and (ii) the portion of the 2010 and 2009 Target Opportunities that were earned for 2010 and paid on February 18, 2011.
(5)	The amounts reported in this column reflect the actuarial increase in the present value of each NEO’s accrued benefits under our Pension Plan and the Pension SERP Benefit determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2012, 2011, and 2010, respectively.
Mr. Layton, who joined the company in May 2012, is not eligible to participate in the Pension Plan or Pension SERP Benefit because participation is limited to those individuals who were hired (or rehired) prior to January 1, 2012.
Mr. Haldeman terminated employment prior to becoming vested in his benefits under the Pension Plan and Pension SERP Benefit. As a result, the aggregate change in the actuarial present value of Mr. Haldeman’s accumulated pension benefit in these plans from December 31, 2011 to December 31, 2012 was a reduction of ($66,196) and ($387,519) respectively. However, it is reflected as zero for this period.
For Mr. Kari only, the values reported include amounts that he is not currently entitled to receive because such amounts are not yet vested. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees.
(6)	Amounts reflect (i) matching contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; (iii) Perquisites; and (iv) Health Assessment Credits, which are generally available to all employees. The amounts for 2012 are as follows:

	Thrift/401(k) Savings Plan Contributions	Thrift/401(k) SERP Benefit Accruals	Perquisites	Health Assessment Credit(s)
Mr. Layton	$—	$—	$—	$—
Mr. Kari	23,264	110,200	—	—
Mr. Haldeman	23,264	101,200	—	—
Mr. Mullings	23,845	53,783	—	—
Mr. Weiss	23,714	70,750	—	120
Ms. Wisdom	24,127	65,300	—	90

Employer contributions to the Thrift/401(k) Savings Plan are available on the same terms to all of our employees. After the first year of employment, we match up to the first 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, on a discretionary basis, we may make an additional contribution to our Thrift/401(k) Savings Plan. Contributions made during 2012 and prior years were called the “Basic Contribution.” These contributions were allocated on behalf of each eligible employee and are based on a stated percentage of each employee’s eligible compensation. The formula for the Basic Contribution was 2% of eligible compensation up to the Social Security wage base and 4% of eligible compensation above the Social Security wage base. When we made a Basic Contribution, it was applicable to the eligible compensation earned in the prior year and occurred after the end of the calendar year to which it related. Basic Contributions were approved and posted to employees’ accounts in 2010 and 2012, but not in 2011. Basic Contributions received on or after January 1, 2008 are subject to a graded vesting schedule such that employees with less than five years of service are not fully vested in the Basic Contribution on the contribution date, but become vested at the rate of 20% per year over their first five years of service.

349	Freddie Mac

For additional information regarding the Thrift/401(k) SERP Benefit, see “Non-qualified Deferred Compensation” below. Amounts for the Thrift/401(k) Savings Plan contributions and Thrift/401(k) SERP Benefit accruals are presented without regard to vesting status. To be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire period of the year in which the NEO is eligible to make such contributions.

Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs other than Messrs. Kari and Haldeman was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for an NEO that, in the aggregate, amount to less than $10,000.

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

We calculated the incremental cost to us of providing each of Mr. Kari’s and Mr. Haldeman’s relocation expenses based on actual cost; that is, the total amount of expenses incurred by us in providing the benefit.

Grants of Plan-Based Awards — 2012

The following table contains information concerning grants of plan-based awards to each of the NEOs during 2012. We are prohibited from issuing equity securities without Treasury’s consent under the terms of the Purchase Agreement. Accordingly, no stock awards were granted during 2012. For a description of the performance and other measures used to determine payouts, see “Compensation Discussion & Analysis — Executive Management Compensation Program — Elements of Total Direct Compensation (TDC),” “— Performance Measures for the Performance-Based Elements of Compensation,” “— Determination of 2012 Target TDC for NEOs,” and “Compensation Discussion & Analysis — Determination of Actual 2012 Compensation.”

Table 86 — Grants of Plan-Based Awards — 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award	Threshold	Target / Maximum
Mr. Layton(2)	At-Risk Deferred Salary – Corporate	$ —	$—
	At-Risk Deferred Salary – Individual	—	—

	Total	—	—
Mr. Kari	At-Risk Deferred Salary – Corporate	—	472,500
	At-Risk Deferred Salary – Individual	—	472,500

	Total	—	945,000
Mr. Haldeman	At-Risk Deferred Salary – Corporate	—	810,000
	At-Risk Deferred Salary – Individual	—	810,000

	Total	—	1,620,000
Mr. Mullings	At-Risk Deferred Salary – Corporate	—	229,500
	At-Risk Deferred Salary – Individual	—	229,500

	Total	—	459,000
Mr. Weiss	At-Risk Deferred Salary – Corporate	—	297,000
	At-Risk Deferred Salary – Individual	—	297,000

	Total	—	594,000
Ms. Wisdom	At-Risk Deferred Salary – Corporate	—	262,500
	At-Risk Deferred Salary – Individual	—	262,500

	Total	—	525,000

(1)	The amounts reported reflect At-Risk Deferred Salary granted in 2012, which is subject to reduction based on corporate and individual performance, as assessed by the Compensation Committee and FHFA. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of “Table 85 — Summary Compensation Table — 2012.”
(2)	Mr. Layton is not eligible to receive Deferred Salary.

350	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2012

The following table shows outstanding equity awards held by the NEOs as of December 31, 2012. As of December 31, 2012, there are no outstanding RSUs.

Table 87 — Outstanding Equity Awards at Fiscal Year-End — 2012

		Option Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price(1)	Option Expiration Date
Mr. Layton	—	—	—	$—	—
Mr. Kari	—	—	—	—	—
Mr. Haldeman	—	—	—	—	—
Mr. Mullings	6/5/2006	9,710	—	60.45	6/4/2016
Mr. Weiss	8/9/2004	4,970	—	64.36	8/8/2014
	5/6/2005	5,640	—	62.69	5/5/2015
	6/5/2006	5,980	—	60.45	6/4/2016
Ms. Wisdom	—	—	—	—	—

(1)	Consistent with the terms of our 2004 Employee Plan, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.
(2)	Amounts reported in this table represent the unexercised portion of stock option awards. The vesting schedules are as follows:
•	Stock options granted on August 9, 2004 vested at a rate of 25% beginning on the first anniversary of the grant date, and 25% on April 1, 2006, April 1, 2007, and April 1, 2008.
•	Stock options granted on May 6, 2005 and June 5, 2006 vested at a rate of 25% annually beginning on the anniversary of the grant dates.

Option Exercises and Stock Vested — 2012

The following table sets forth information concerning value realized upon the vesting of RSUs during 2012 by each of the NEOs. No NEO exercised options in 2012.

Table 88 — Option Exercises and Stock Vested — 2012

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Mr. Layton	—	$—
Mr. Kari	—	—
Mr. Haldeman	—	—
Mr. Mullings	6,699	2,030
Mr. Weiss	5,726	1,735
Ms. Wisdom	8,270	2,506

(1)	Amounts reported reflect the number of RSUs that vested during 2012 prior to our withholding of shares to satisfy applicable taxes.
(2)	Amounts reported are calculated by multiplying the number of RSUs that vested during 2012 by the fair market value of our common stock on the date of vesting.

Pension Benefits — 2012

The following table shows the actuarial present value of the accumulated retirement benefits payable to each of the NEOs under our Pension Plan and the Pension SERP Benefit (the component of the SERP that relates to the Pension Plan), computed as of December 31, 2012. A summary of the material terms of each plan follows the table, including information on early retirement.

351	Freddie Mac

Table 89 — Pension Benefits — 2012

Name	Plan Name	Number of Years Credited Service(1)	Present value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Mr. Layton	Pension Plan	—	$—	$—
	Pension SERP Benefit	—	—	—
Mr. Kari	Pension Plan	3.2	68,205	—
	Pension SERP Benefit	3.2	276,759	—
Mr. Haldeman	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. Mullings	Pension Plan	8	238,399	—
	Pension SERP Benefit	8	610,617	—
Mr. Weiss	Pension Plan	9.2	235,711	—
	Pension SERP Benefit	9.2	553,724	—
Ms. Wisdom	Pension Plan	5	107,963	—
	Pension SERP Benefit	5	237,517	—

(1)	Amounts reported represent the credited years of service for each NEO as of December 31, 2012, under the Pension Plan and the Pension SERP Benefit, respectively.
(2)	Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2012, of each NEO’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated assuming payment at the earliest unreduced retirement date, as specified in the Plans. For benefits earned through December 31, 2010, the Pension Plan provides an unreduced early retirement benefit at the earlier of: (a) age 62 and 15 years of service; and (b) age 65. The Pension SERP Benefit does not provide an early retirement benefit, therefore age 65 is the assumed commencement date. For Mr. Kari, the amount shown includes amounts in which he is not yet vested. Pension Plan and Pension SERP Benefits do not vest until the participant attains five years of vesting service, at which time the participant vests fully. Mr. Haldeman was not vested in the Pension Plan or Pension SERP Benefit when his employment with the company terminated. Mr. Layton is not eligible to participate in the Pension Plan or Pension SERP Benefit since he was hired after December 31, 2011, when the plans closed to new hires. Because Mr. Haldeman terminated employment prior to becoming vested in his benefits under the Pension Plan and Pension SERP, the aggregate change in the actuarial present value of Mr. Haldeman’s accumulated benefit in these plans from December 31, 2011 to December 31, 2012 was ($66,196) and ($387,519) respectively.

Pension Plan

The Pension Plan is a tax-qualified, defined benefit pension plan that we maintain, covering substantially all employees hired before 2012 who have attained age 21 and completed one year of service with us. Amendments were made to the Pension Plan, effective January 1, 2012, that limit participation in the Pension Plan to those individuals who were hired (or rehired) prior to January 1, 2012. As shown above, each of the current NEOs (other than Mr. Layton) is eligible to participate in the Pension Plan. Pension Plan benefits are based on an employee’s years of service and compensation, up to limits imposed by law. Specifically, the normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

•	1% of the participant’s highest average monthly compensation for the 36-consecutive month period during which the participant’s compensation was the highest;

•	multiplied by the participant’s full and partial years of credited service under the Pension Plan.

For purposes of the Pension Plan, compensation includes cash payments to each employee for non-deferred base salary, deferred salary under the Executive Compensation Program, supplemental pay under our current pay structure for vice presidents and below, as well as overtime pay, shift differentials, non-deferred bonuses paid under a corporate-wide annual bonus program (if any) or pursuant to a functional incentive plan (excluding the value of any stock options or cash equivalents), commissions and salary reductions under the Thrift/401(k) Savings Plan and the Flexible Benefits Plan (i.e. our cafeteria plan under the Internal Revenue Code Section 125), and qualified transportation benefits under Internal Revenue Code Section 132(f)(4). Compensation does not include, among other things, supplemental compensation plans providing temporary pay, Deferred Base Salary amounts under the prior pay structure and amounts deferred under the EDCP (discussed below), or amounts paid after termination of employment other than amounts included in a final paycheck.

The normal form of benefit under the Pension Plan is an annuity providing monthly payments for the life of the participant (and a survivor annuity for the participant’s spouse if applicable). Optional forms of benefit payment are available. A benefit with an actuarial present value equal to or less than $5,000 may only be paid as a lump sum. Participants that terminate after December 31, 2011, may elect a lump sum payout.

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

352	Freddie Mac

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

Supplemental Executive Retirement Plan — Pension SERP Benefit

To be eligible for the Pension SERP Benefit for any year, the NEO must be eligible to participate in the Pension Plan. Each of the NEOs other than Mr. Layton and Mr. Haldeman is eligible to participate in the Pension Plan. Eligibility for the Pension SERP Benefit and the Pension Plan has been eliminated for employees (including executive officers) hired or rehired after January 1, 2012. See “Other Executive Compensation Considerations — Supplemental Executive Retirement Plan” above.

The Pension SERP Benefit component of the SERP is an unfunded (benefits are paid from general assets), non-qualified plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan: (a) was not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary amounts prior to 2012 and amounts deferred under our EDCP (discussed below). For example, the Pension Plan is only permitted under the Internal Revenue Code to consider the first $250,000 of an employee’s compensation during 2012 for the purpose of determining the participant’s compensation-based normal retirement benefit. The SERP has been amended to provide that the maximum covered compensation for purposes of the SERP, relative to an NEO, may not exceed two times the NEO’s Semi-Monthly Base Salary or Base Salary (as defined in the pre-2012 executive compensation program and the Executive Compensation Program, respectively). We believe the Pension SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

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

Pension SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of a single life annuity commencing at age 65. In the case of retirement, the vested pre-2005 Pension SERP Benefit is combined with the vested pre-2005 Thrift/401(k) SERP Benefit and is paid out in the form of a single life annuity payable at age 65 (or in a series of reasonably equal installments over 15 years commencing with retirement if actuarial estimates indicate that payment form would yield a longer period of payment). In the case of death while employed, the vested pre-2005 Pension SERP Benefit is paid in the form of a lump sum within 90 days of such event.

Non-qualified Deferred Compensation

Executive Deferred Compensation Plan

The EDCP is a non-qualified plan and is unfunded (benefits are paid from our general assets). The EDCP has, in the past, allowed the NEOs to defer receipt of a portion of their annual base pay and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). Deferrals of pay under the EDCP were suspended beginning with calendar year 2011 and

353	Freddie Mac

continue to be suspended. We will review future deferral options on an annual basis. None of the NEOs have a balance under the EDCP.

Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit

The Thrift/401(k) SERP Benefit component of the SERP is an unfunded (benefits are paid from general assets), non-qualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan: (a) was not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary amounts prior to 2012 and amounts deferred under our EDCP. For example, in 2012 under the Internal Revenue Code, only the first $250,000 of an employee’s compensation is considered when determining our percentage-based matching contribution and the Discretionary Contribution for any participant in the Thrift/401(k) Savings Plan. The SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to an NEO, may not exceed two times the NEO’s Semi-Monthly Base Salary or Base Salary (as defined in the pre-2012 executive compensation program and the Executive Compensation Program, respectively). We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and Basic Contribution (or, as of January 1, 2012, Discretionary Contribution) for each NEO that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and Basic Contribution (or, as of January 1, 2012, Discretionary Contribution) actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2012, there were 21 investment options in which participants’ notional amounts could be deemed invested.

To be eligible for the Thrift/401(k) SERP Benefit, the NEO must be eligible for matching contributions and Basic Contributions (or, as of January 1, 2012, Discretionary Contribution) under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire portion of the year in which the NEO is eligible to make such contributions. The portion of the Thrift/401(k) SERP Benefit that is attributable to employer matching contributions is vested when accrued, while the accrual relating to the Basic Contribution paid prior to 2008 is subject to five-year cliff vesting, the accrual relating to the Basic Contribution attributable to calendar years 2008-2011 is subject to five-year graded vesting of 20% per year, and the accrual relating to the new employer Discretionary Contribution (which replaced the Basic Contribution as of January 2012) will be subject to three-year cliff vesting.

The Thrift/401(k) SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the NEO dies, the vested Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of death.

Thrift/401(k) SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of three reasonably equal annual installments, starting in the first quarter of the calendar year following the year in which the separation from service occurs. In the case of retirement, the vested pre-2005 Thrift/401(k) SERP Benefit is combined with the vested pre-2005 Pension SERP Benefit and is payable in the form of a single life annuity at age 65 (or in a series of reasonably equal installments over 15 years commencing with retirement if actuarial estimates indicate that this payment form would yield a longer period of payment). In the case of death while employed, the vested pre-2005 Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of such event.

The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each NEO. As of December 31, 2012, none of the NEOs was a participant in the EDCP.

354	Freddie Mac

Table 90 — Non-Qualified Deferred Compensation

Name	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Mr. Layton
Thrift/401(k) SERP Benefit	$—	$—	$—	$—	$—
Mr. Kari
Thrift/401(k) SERP Benefit	—	110,200	2,917	—	146,872
Mr. Haldeman
Thrift/401(k) SERP Benefit	—	101,200	134	—	171,127
Mr. Mullings
Thrift/401(k) SERP Benefit	—	53,783	32,756	—	318,627
Mr. Weiss
Thrift/401(k) SERP Benefit	—	70,750	61,059	—	476,627
Ms. Wisdom
Thrift/401(k) SERP Benefit	—	65,300	102	—	140,119

(1)	The SERP does not allow for employee contributions.
(2)	Amounts reported reflect our accruals under the Thrift/401(k) SERP Benefit during 2012. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.
(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the Thrift/401(k) SERP Benefit.
(4)	Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each NEO. Mr. Layton has not satisfied the one year service requirement for matching and Discretionary Contributions. Messrs. Kari and Haldeman have not met the five-year vesting requirement for the Basic Contribution. Messrs. Mullings and Weiss, and Ms. Wisdom are fully vested in their accounts. The difference in the aggregate balance above and the vested balance is equal to the non-vested Basic Contribution plus earnings. The vested and non-vested components under the Thrift/401(k) SERP Benefit for each NEO are as follows: (i) Mr. Kari: vested balance: $128,549; non-vested balance: $18,322; (ii) Mr. Haldeman: vested balance: $146,226; non-vested balance: $24,901 (iii) Mr. Mullings: vested balance: $318,627; non-vested balance: $0; (iv) Mr. Weiss: vested balance: $476,627; non-vested balance: $0; (v) Ms. Wisdom: vested balance: $140,119; non-vested balance: $0. For a more detailed discussion of the matching contribution accruals and Basic Contribution accruals, see “— Supplemental Executive Retirement Plan—Thrift/401(k) SERP Benefit” above.
The following 2011 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2011 Summary Compensation Table as compensation for each NEO for whom such accruals were made and reported during 2011 as follows: Mr. Kari: $33,750; Mr. Haldeman: $47,250; Mr. Weiss: $40,500; and Ms. Wisdom: $28,688. See our Form 10-K filed on March 9, 2012. Mr. Mullings had Thrift/401(k) SERP Benefit accrual in the amount of $30,394 for 2011, although it was not reported in the Summary Compensation Table because he was not an NEO for 2011. The following 2010 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2010 Summary Compensation Table as compensation for each NEO for whom such accruals were made and reported during 2010 as follows: Mr. Kari: $0; and Mr. Haldeman: $22,500. See our Form 10-K filed on February 24, 2011. In addition, Messrs. Weiss and Mullings, and Ms. Wisdom had Thrift/401(k) SERP Benefit accrual amounts of $57,300, $44,175, and $33,529 respectively in 2010, although this was not reported in the Summary Compensation Table because they were not NEOs for 2010.

Potential Payments Upon Termination of Employment or Change-in-Control

We have entered into certain agreements and maintain certain plans that call for us to pay compensation to our NEOs in the event of a termination of employment with us. The table below describes the compensation and benefits that would have been payable to each NEO other than Mr. Layton (who is not entitled to receive any payments in connection with a termination of employment) if the officer had terminated his employment under various circumstances as of December 31, 2012. The actual payment of any level of termination benefits, however, is subject to FHFA review and approval. For more information, see “Employment and Separation Agreements” below.

The table below does not address changes in control as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table below also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture and Forfeiture Agreement. All earned but unpaid Deferred Salary and TO payments are subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See Other Executive Compensation Considerations — Recapture and Forfeiture Agreement.

Additionally, each of our NEOs is subject to a restrictive covenant agreement with us. Each agreement provides that the NEO will not seek employment with designated competitors for a specified period immediately following termination of employment, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. The specified period is 24 months for Messrs. Layton, Kari and Haldeman and 12 months for Messrs. Mullings and Weiss and Ms. Wisdom. During the 12-month period immediately following termination, each executive also agrees not to: (a) solicit or recruit any of our managerial employees; (b) compete against us in any of our business activities; or (c) make disparaging remarks about us. The agreement also provides for confidentiality of information that constitutes trade secrets or proprietary or other confidential information.

The table below does not include vested balances in the Thrift/401(k) SERP Benefit or vested benefits in the Pension SERP Benefit, because such vesting was not in connection with a termination. Amounts shown in the tables also do not

355	Freddie Mac

include certain items available to all employees generally upon a termination event. As of December 31, 2012, Messrs. Mullings and Weiss and Ms. Wisdom had vested in their benefits under the Thrift/401(k) SERP Benefit and the Pension SERP Benefit, while Mr. Kari has not. Mr. Layton is not eligible for the Pension SERP Benefit and has not satisfied the one year service requirement for matching and discretionary contributions available under the Thrift/401(k) SERP Benefit.

There were no outstanding RSUs held by NEOs as of December 31, 2012 and no value is included in the tables for stock options because the exercise prices for all such options outstanding are substantially higher than the closing price of our common stock on December 31, 2012.

Potential Payments Under the Executive Compensation Program

The Executive Compensation Program addresses the treatment of Base Salary and Deferred Salary and the prior executive compensation program addresses the treatment of the Target Opportunity upon various termination events.

Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Fixed and At-Risk Deferred Salary that is unpaid at the time of termination of employment. The discussion that follows describes the termination benefits, if any, provided upon the following types of termination events.

•

Death. All earned but unpaid Deferred Salary and TO will be paid as soon as administratively possible in the event of death. For At-Risk Deferred Salary, the corporate and individual performance assessment and reduction process is waived and there is no reduction. For the Target Opportunity, if the funding level has not been determined at the time of death, the award will remain outstanding until such determination is made, with payment occurring as soon as administratively possible following the determination of the funding level.

•

Disability. Treatment upon a Long-Term Disability (as defined in the Executive Compensation Program) is the same as upon death, except that payment of any earned but unpaid Deferred Salary will occur in accordance with the Approved Payment Schedule and not as soon as administratively possible following termination of employment. The treatment of a TO upon a Long-Term Disability (as defined in the prior executive compensation program) is the same as upon death.

•

Forfeiture Event (i.e. – For Cause). All earned but unpaid Deferred Salary or Target Opportunity is subject to forfeiture upon the occurrence of any of the events or conduct described in the Recapture and Forfeiture Agreement.

•	Any Other Reason.

Deferred Salary

All earned but unpaid Deferred Salary is paid in accordance with the Approved Payment Schedule. The amount paid for At-Risk Deferred Salary continues to be subject to the corporate and individual performance assessment process. Additionally, the amount of unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the termination precedes:

•	January 31, 2014 for an NEO who was an employee on January 1, 2012 and who remained continuously employed through the termination date; or,

•	The 25-month anniversary of the hire date for an NEO hired after January 1, 2012.

Each of the NEOs other than Mr. Layton, who does not receive Deferred Salary, was employed by us on January 1, 2012.

Target Opportunity

The unpaid portion of any outstanding TO award is forfeited upon a voluntary termination.

While the prior executive compensation program, which governs the TO, included a definition of retirement, none of the NEOs were retirement-eligible as of December 31, 2012. Accordingly, no information is provided in the table below for TO awards with respect to a termination of employment on account of retirement.

NEOs are not entitled to any payment of the unpaid portion of any outstanding TO upon an involuntary without cause termination unless the Compensation Committee recommends that they receive payment in part or in full and

356	Freddie Mac

the Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. In determining whether to recommend payment of any portion of the Target Opportunity, the Compensation Committee will take into account one or more factors that it determines are relevant, including:

•	The facts and circumstances associated with the termination;

•	The performance and contributions of the NEO during his or her tenure with us; and

•	Our need to provide reasonable and competitive termination benefits in order to attract and retain high caliber executives during conservatorship.

Table 91 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2012

	Death	Disability	All Other Not For Cause Terminations(6)
Ross Kari
Compensation:
Deferred Salary – Fixed(1)	$1,530,000	$1,530,000	$1,132,200
Deferred Salary – At Risk-Corporate(2)	472,500	472,500	448,875
Deferred Salary – At Risk-Individual(3)	472,500	472,500	472,500
Target Opportunity(4)	554,167	554,167	—
Benefits:
Non-Qualified Pension(5)	—	276,759	—
Non-Qualified Deferred Compensation(5)	—	18,322	—

Total	$3,029,167	$3,324,248	$2,053,575

Paul Mullings
Compensation:
Deferred Salary – Fixed(1)	$658,500	$658,500	$487,290
Deferred Salary – At Risk-Corporate(2)	229,500	229,500	218,025
Deferred Salary – At Risk-Individual(3)	229,500	229,500	218,025
Target Opportunity(4)	232,196	232,196	—

Total	$1,349,696	$1,349,696	$923,340

Jerry Weiss
Compensation:
Deferred Salary – Fixed(1)	$891,000	$891,000	$659,340
Deferred Salary – At Risk-Corporate(2)	297,000	297,000	282,150
Deferred Salary – At Risk-Individual(3)	297,000	297,000	297,000
Target Opportunity(4)	348,333	348,333	—

Total	$1,833,333	$1,833,333	$1,238,490

Paige H. Wisdom
Compensation:
Deferred Salary – Fixed(1)	$757,500	$757,500	$560,550
Deferred Salary – At Risk-Corporate(2)	262,500	262,500	249,375
Deferred Salary – At Risk-Individual(3)	262,500	262,500	262,500
Target Opportunity(4)	291,667	291,667	—

Total	$1,574,167	$1,574,167	$1,072,425

(1)	In accordance with the termination provisions in the Executive Compensation Program, the amounts disclosed in the All Other Not For Cause Terminations column reflect a reduction of 26% for the 13-month period from January 2013 to January 2014, inclusive.
(2)	The amounts reported for Deferred Salary – At-Risk-Corporate in the All Other Not For Cause Terminations column have been adjusted to reflect the funding level determined by FHFA with respect to performance against the Conservatorship Scorecard.
(3)	The amounts reported for Deferred Salary – At-Risk-Individual in the All Other Not For Cause Terminations column have been adjusted to reflect the assessment of 2012 individual performance approved by the Compensation Committee and FHFA.
(4)	The amounts reported for Target Opportunity are equal to the second installment associated with the 2011 TO, and reflect the approved funding level and individual differentiation based on division and/or individual performance.
(5)	The amounts reported under Non-Qualified Pension and Non-Qualified Deferred Compensation reflect the non-vested Pension SERP Benefit and the non-vested Thrift/401(k) SERP Benefit, respectively, as of December 31, 2012. Under the terms of the SERP, a participant continues to accrue service while disabled (as defined in the SERP).
(6)	All Other Not For Cause Terminations generally refer to all voluntary terminations and involuntary terminations other than for cause.

357	Freddie Mac

Former Named Executive Officer – Mr. Haldeman

Mr. Haldeman resigned his position as Chief Executive Officer effective June 30, 2012. Under the terms of the Executive Compensation Program, he is eligible to receive the following amounts of Deferred Salary, which will be paid in 2013 on the Approved Payment Schedule:

Deferred Salary: Fixed	$892,800
Deferred Salary: At-Risk (Corporate)	384,750
Deferred Salary: At-Risk (Individual)	364,500

Mr. Haldeman will not receive any other payments in connection with his termination.

Alternative Settlement Provisions for Equity Awards in the Event of Certain Terminations

Stock Options

The stock options granted to our employees, including our NEOs, all of which were exercisable as of December 31, 2012, include alternative settlement provisions in the event of certain terminations, as follows:

•	Death. Stock options remain exercisable until the earlier of the original expiration date or three years after the date of termination in the event of death.

•	Disability. Stock options remain exercisable for the full balance of their term in the event of disability.

•	Retirement. Stock options remain exercisable for the full balance of their term in the event of retirement.

•

All Other Terminations. If the individual’s employment is terminated for any reason other than those described above, the stock options remain exercisable until the earlier of the original expiration date or 90 days following termination.

Employment and Separation Agreements

Messrs. Layton, Kari, and Haldeman

The various agreements entered into in connection with the employment of Messrs. Layton, Kari, and Haldeman are summarized above. See “— Written Agreements Relating to Employment of CEO and CFO.”

Messrs. Mullings and Weiss and Ms. Wisdom

We do not have any continuing obligations under the letter agreements that were entered into with Mr. Mullings, Mr. Weiss, and Ms. Wisdom at the time of their employment.

Director Compensation

After we entered conservatorship, FHFA approved compensation for Board members in the form of cash retainers only, paid on a quarterly basis. Under the terms of the Purchase Agreement, without Treasury’s consent, we are prohibited from making stock grants to directors while this agreement remains in effect. We do not maintain any pension or retirement plans for directors. Non-employee directors are reimbursed for reasonable out-of-pocket costs for attending each meeting of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.

The reasons for this shift toward compensation delivered entirely in cash were similar, in the case of director compensation, to some of those described above regarding the structural change in executive compensation (see “Compensation Discussion and Analysis — Executive Management Compensation Program — Overview of Program Structure”). However, the considerations underlying director and executive compensation differed in one key respect. There is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed in the case of directors as inconsistent with their oversight role.

358	Freddie Mac

Board compensation levels during conservatorship are shown in the table below.

Table 92 — Board Compensation — 2012 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Business and Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

The following table summarizes the 2012 compensation provided to all persons who served as non-employee directors during 2012.

Table 93 — 2012 Director Compensation

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
C. Lynch	$300,000	$—	$—	$300,000
J. Koskinen(1)(2)	28,571	—	—	28,571
L. Bammann	175,000	—	—	175,000
C. Byrd	181,951	—	20,000	201,951
R. Glauber(1)(2)	30,357	—	—	30,357
L. Hirsch(1)	28,571	—	—	28,571
N. Retsinas	160,000	—	4,600	164,600
C. Rose(1)	35,069	—	—	35,069
E. Shanks, Jr.	170,000	—	20,000	190,000
A. Williams	180,000	—	—	180,000

(1)	The amount represents partial annual compensation for the period served during 2012. Messrs. Glauber and Koskinen retired, and Messrs. Hirsch and Rose resigned, from the Board in March 2012.
(2)	Amounts shown reflect Messrs. Glauber and Koskinen’s compensation for service during 2012. As a result of the changes in board assignments and responsibilities during the fourth quarter of 2011, the compensation earned by Messrs. Glauber and Koskinen during the fourth quarter of 2011 was less than the amounts paid to them at the beginning of the quarter. The overpayments in 2011 were deducted from payments of amounts owed for services performed in 2012 as follows: Messrs. Glauber ($1,495) and Koskinen ($10,598). However the full amount earned for service during 2012 is reflected in the table above in the column “Fees Earned or Paid in Cash.”
(3)	We do not have any pension or retirement plans for our non-employee directors.
(4)	In 2012, the Freddie Mac Foundation provided a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $20,000 per director per calendar year. Matching contributions made to charities designated by the non-employee directors were as follows: Ms. Byrd, $20,000; Mr. Retsinas, $4,600; and Mr. Shanks, Jr., $20,000.

Indemnification. We have also made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “— Written Agreements Relating to Employment of CEO and CFO.”

359	Freddie Mac

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our only class of voting stock is our common stock. (Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock.) The following table shows the beneficial ownership of our common stock as of February 26, 2013 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 26, 2013, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. The information presented below is based on information provided to us by the individuals or entities specified in the table.

Table 94 — Stock Ownership by Directors, Executive Officers, and Greater-Than-5% Holders

Name	Position	Common Stock Beneficially Owned Excluding Stock Options(1)		Stock Options Exercisable Within 60 Days of Feb. 26, 2013	Total Common Stock Beneficially Owned
Linda B. Bammann	Director	—		—	—
Carolyn H. Byrd	Director	—		—	—
Christopher S. Lynch	Director	—		—	—
Nicolas P. Retsinas	Director	10,824	(2)	—	10,824
Steven W. Kohlhagen	Director	—		—	—
Eugene B. Shanks, Jr.	Director	—		—	—
Anthony A. Williams	Director	—		—	—
Donald H. Layton	Chief Executive Officer	—		—	—
Ross J. Kari	EVP — Chief Financial Officer	—		—	—
Paul E. Mullings	SVP — SF Sourcing and Sec. (Interim Head —SF Bus.)	44,333		9,710	54,043
Jerry Weiss	EVP — Chief Administrative Officer	35,815		16,590	52,405
Paige H. Wisdom	EVP — Chief Enterprise Risk Officer	22,551		—	22,551
All directors and executive officers as a group (20 persons)		185,508	(2)	59,188	244,696

5% Holder	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(3)	79.9%

(1)	Includes shares of stock beneficially owned as of February 26, 2013.
(2)	Includes 6,866 RSU’s and 169 dividend equivalents on RSUs.
(3)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2012. Our stockholders have approved the ESPP, the 2004 Employee Plan and the 1995 Employee Plan (together, the Employee Plans) , and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

Table 95 — Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,378,773(1)	$55.41(2)	34,556,106(3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 69,477 restricted stock units and shares of restricted stock issued under the Directors’ Plan and the Employee Plans.
(2)	For the purpose of calculating this amount, the restricted stock units and shares of restricted stock are assigned a value of zero.
(3)	Includes 27,075,758 shares, 5,845,739 shares, and 1,634,609 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

360	Freddie Mac

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

Under authority delegated by the Board, our General Counsel and the Nominating and Governance Committee (or its Chair under certain circumstances), each, an Authorized Approver, are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which: (a) the aggregate amount involved exceeded or is expected to exceed $120,000; (b) we were or are expected to be a participant; and (c) any related person had or will have a direct or indirect material interest. The Related Person Transactions Policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual conflict of interest or the appearance of a conflict or improper benefit to a related person, and thus not considered potential related person transactions subject to review.

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

Corporate Governance Guidelines

In September 2012, the Board adopted our amended Corporate Governance Guidelines, or our Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf.

Director Independence

The non-employee members of the Board evaluated the independence, as defined in both Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of (i) each of the non-employee members of our Board currently serving (including Mr. Kohlhagen, our new director), each of whom (other than Mr. Kohlhagen) also served on our Board in 2012, and (ii) Messrs. Robert R. Glauber, Laurence E. Hirsch, John A. Koskinen, and Clayton S. Rose, each of whom served on our Board until March 2012. In connection with these evaluations, the non-employee members of the Board determined that (i) all current members of our Board (other than Mr. Layton, our CEO) are independent and (ii) Messrs. Glauber, Hirsch, Koskinen, and Rose were independent during their service in 2012. Mr. Layton is not considered an independent director because he is our CEO. Mr. Haldeman was not an independent director with respect to his service in 2012 because he served as our CEO until May 2012.

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

361	Freddie Mac

In determining the independence of each Board member, the non-employee members of the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or when aggregated with other relationships, would constitute a material relationship between the Director and us that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•

Board Memberships With For-Profit Business Partners. During 2012 Ms. Bammann and Messrs. Glauber and Rose served, and, also in 2012 and currently, Ms. Byrd and Messrs. Lynch, Retsinas, and Shanks serve, as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships did not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

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

•

Board Members Who Are Executive Officers Or Employees Of Business Partners. Mr. Retsinas is employed by Harvard University (“Harvard”) as a senior lecturer at the Harvard Business School and a lecturer at the Graduate School of Design and in 2012 the Harvard Business School received a charitable contribution of less than $100,000 from one of our executive officers. Under our Guidelines, no specific independence determination is required with respect to this contribution because it does not exceed the greater of $100,000 or 2% of Harvard’s consolidated gross revenues for 2012, the year in which the charitable contribution was made.

Mr. Williams was appointed as Executive Director of the Government Practice at The Corporate Executive Board Company, or CEB, in January 2010 and served in that role during 2011. From January 2012 until June 2012, Mr. Williams served as a Senior Fellow of CEB. As of June 2012 he left his positions with CEB. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB included contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy; and promoting future CEB services. In 2010, 2011, 2012, and 2013 year-to-date we paid CEB $515,700, $447,500, $650,200, and $500,400, respectively, for memberships in certain of CEB’s subject-matter interest groups and related training and development. Currently, we are a member of 17 groups and in 2010, 2011, and 2012, we were a member of 12, 13, and 17 groups, respectively. The annual amounts of our payments to CEB in 2010 and 2011 were substantially below 2% of CEB’s annual revenues for the applicable years and the 2012 and 2013 payments are substantially less than 2% of CEB’s 2011 revenues (the latest year for which CEB revenue is publicly available). Therefore, under our Guidelines, those annual payments do not preclude the non-employee members of the Board from concluding that Mr. Williams is independent. The non-employee members of the Board considered those payments and the nature and extent of the relationship between us and CEB and concluded that this business relationship did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our Director.

•

Financial Relationships with For-Profit Business Partners. Since 2005, Ms. Bammann has owned stock of JPMorgan Chase. In the aggregate, this stock represents a material portion of her net worth. JPMorgan Chase conducts significant business with Freddie Mac, including, among other things, as a single-family and multifamily seller/servicer, as an underwriter of our debt and mortgage securities and as a capital markets counterparty. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Ms. Bammann has agreed to recuse herself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which she is a member (including the Business and Risk Committee, which she chairs), and that relate directly to JPMorgan Chase. The Audit Committee Chairman, in consultation with the Non-Executive

362	Freddie Mac

Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.

In evaluating Ms. Bammann’s independence in light of her ownership of JPMorgan Chase stock, the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with JPMorgan Chase and any potential impact that her stock ownership might have on her independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Ms. Bammann’s recusal arrangement concerning JPMorgan Chase would address any actual or potential conflicts of interest that might arise with respect to her ownership of JPMorgan stock. Accordingly, the non-employee members concluded that Ms. Bammann’s ownership of JPMorgan Chase stock does not constitute a material relationship between her and Freddie Mac that would impair her independence as a Freddie Mac Director.

Mr. Rose, who served as a director until March 2012, receives an annuity and retiree medical benefits from JPMorgan Chase in connection with his retirement from that firm in 2001. The amount of Mr. Rose’s annuity is fixed and does not depend in any way on JPMorgan Chase’s revenues or profits. In evaluating the impact of Mr. Rose’s annuity from JPMorgan Chase on his independence, the non-employee members of the Board considered the structure of the annuity, the amount of the annuity as a percentage of Mr. Rose’s annual adjusted gross income, the retiree medical benefits and Freddie Mac’s business relationship with JPMorgan Chase. The non-employee members of the Board also were informed that Mr. Rose had agreed, during his service on our Board, to recuse himself from discussing or acting upon any matter to be considered by our Board that could threaten the viability of JPMorgan Chase. The non-employee members of the Board concluded that Mr. Rose’s JPMorgan Chase annuity and retiree medical benefits did not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac Director.

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

FHFA also has adopted a final rule regarding minority and women inclusion that became effective in January 2011. The final rule implements section 1116 of the Reform Act and generally requires us to promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including considering diversity in the process of nominating directors, as required by these regulations.

Board Leadership Structure and Role in Risk Oversight

The positions of Chief Executive Officer and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator when it appointed separate individuals to hold those two

363	Freddie Mac

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

The Business and Risk Committee and the Audit Committee have at times met in joint session to carry out their respective risk oversight responsibilities on behalf of the Board. The membership of those two committees collectively consists of all members of the Board except Mr. Layton. Copies of the Charters of the Audit Committee and the Business and Risk Committee are available on our website at http://www.freddiemac.com/governance/bd committees.html.

The Enterprise Risk Management Division (“ERM”) is responsible for the independent assessment and management of risks across the company, including credit, credit workout, counterparty credit, market, model and operational risk. ERM’s mandate is primarily governed through a Board – approved enterprise risk management policy that establishes the Board’s risk appetite, risk limits and Board reporting thresholds (the “ERM Policy”). ERM is led by the Executive Vice President — Chief Enterprise Risk Officer, who reports directly to the Chief Executive Officer. The Executive Vice President — Chief Enterprise Risk Officer also reports to the Business and Risk Committee of the Board of Directors on a quarterly basis and to the full Board of Directors, as appropriate. ERM’s Board reports include standard quarterly risk reports and ad hoc agenda items on specific topics. The ERM Policy and the ERM framework outlined therein apply to all areas of the company, and are complemented by underlying policies at the division and department levels that support the management, monitoring and reporting of risk across the company. The overall ERM framework includes a risk inventory, risk appetite, risk limits, as well as monitoring and reporting requirements. The Chief Executive Officer has also established a corporate enterprise risk management committee (the “ERMC”) to monitor, coordinate and oversee the management of the company’s risks consistent with the ERM Policy. The Executive Vice President — Chief Enterprise Risk Officer chairs the ERMC, which comprises most members of senior management. ERM aggregates risk exposures managed throughout the company from the relevant risk owners for review and discussion at the ERMC. The ERMC is supported by additional subcommittees, which focus on specific risk types, such as credit, counterparty, market and operational risk. Information flows from the subcommittees to the ERMC as appropriate, and information and reports to be provided to the Board’s Business and Risk Committee, the Board or any other Board committee are usually reviewed and discussed in the ERMC prior to the relevant Board or Board committee meeting.

For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”

Transactions with 5% Shareholders

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed in “BUSINESS — Conservatorship and Government Support for our Business,” “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislated Increase to Guarantee Fees,” “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 11: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties) since the beginning of 2012.

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

364	Freddie Mac

In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

Transactions with Institutions Related to Directors

In the ordinary course of business, we were a party during 2012, and expect to continue to be a party during 2013, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.

Mr. Williams joined our Board in December 2008. In January of 2010, he was appointed Executive Director of the Government Practice at CEB and from January 2012 until June 2012 he served as a Senior Fellow. As of June 30, 2012 he left his positions with CEB. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB included contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy; and promoting future CEB services. We purchased memberships in certain membership groups, and paid CEB approximately $650,200 and $500,400 for those memberships and related training and development, in 2012 and 2013 year-to-date, respectively.

This transaction was not required to be reviewed, approved or ratified under our Related Person Transactions Policy because the Board concluded that our business relationship with CEB did not constitute a material relationship between Mr. Williams and us that would impair Mr. Williams’ independence as our director.

Transactions with Institutions Related to Executive Officers

Mr. Layton joined us in May 2012 as CEO and as a member of the Board of Directors, and Mr. McDavid joined us in July 2012 as Executive Vice President — General Counsel and Corporate Secretary. Both Mr. Layton and Mr. McDavid previously served as senior executive officers of JPMorgan Chase, ending their service in 2004 and 2006, respectively.

Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries). As of December 31, 2012, JPMorgan Chase was Freddie Mac’s second largest servicer, and serviced approximately 1.17 million loans for Freddie Mac. JPMorgan Chase had an aggregate unpaid principal balance of approximately $183.6 billion as of December 31, 2012 and approximately $183.2 billion as of January 31, 2013. JPMorgan Chase sold approximately $42.8 billion in single-family loans to Freddie Mac in 2012.

JPMorgan Chase also is a significant capital markets, derivatives and multifamily counterparty and is an underwriter of our debt and mortgage securities. As of January 31, 2013, JPMorgan Chase and its subsidiaries had an aggregate notional balance of $70 billion of derivatives (including $41 billion of exchange-traded instruments) with Freddie Mac and was the company’s counterparty in securities repurchase transactions with a total unpaid principal balance of $850 million. From January 1, 2012 through January 31, 2013, JPMorgan Chase served as underwriter for $40.8 billion of Freddie Mac’s debt securities and $525.4 million of Freddie Mac’s mortgage-related securities.

Mr. Layton receives a pension from JPMorgan Chase in connection with his retirement in 2004. In addition, Mr. Layton has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan, of which approximately 80% is payable in fifteen annual installments beginning in January 2016 and earns a return based upon a defined list of mutual funds that Mr. Layton designates. The remaining 20% is in the form of a “private equity balance” that is payable as proceeds are realized from the underlying private equity transactions into which the funds were invested. Mr. Layton’s deferred compensation balance is less than ten percent of his total net worth on an after-tax basis. In January 2013, Mr. Layton exercised all of his options to buy JPMorgan Chase common stock and divested the resulting shares. When he joined the company in May 2012, these options represented less than one percent of his net worth. Mr. Layton also has brokerage and deposit accounts with JPMorgan Chase.

Mr. McDavid receives a pension from JPMorgan Chase in connection with his retirement in 2006. Mr. McDavid also owns stock and stock appreciation rights to buy JPMorgan Chase common stock, which represent less than five percent of his net worth. Mr. McDavid and members of his family also have brokerage and deposit accounts at JPMorgan Chase and have investments in funds managed by JPMorgan Chase or its affiliates.

365	Freddie Mac

The amount of Mr. Layton’s and Mr. McDavid’s pension and Mr. Layton’s deferred compensation do not depend in any way on JPMorgan Chase’s results as long as JPMorgan Chase is able to meet its obligations. In addition, in order to eliminate any potential conflicts of interest, Mr. Layton and Mr. McDavid has each agreed to recuse himself in specified circumstances from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board of Directors, or presented to him in his capacity as CEO and a member of the Board, or as EVP — General Counsel and Corporate Secretary, respectively, including if such matter: i) has the potential to impact JPMorgan Chase’s ability to satisfy its obligations to him; ii) otherwise raises an actual or potential conflict of interest; or iii) poses a significant reputation risk to the company. As a result, neither Mr. Layton nor Mr. McDavid has a material interest in our relationship with JPMorgan Chase and their respective relationships described above were not required to be reviewed, approved or ratified under our Related Person Transactions Policy.

Anthony Renzi joined us in April 2010 and served as our Executive Vice President — Single Family Business, Operations and Technology through May 2012, when his employment with Freddie Mac ended. Prior to joining Freddie Mac, he served as the Chief Operating Officer of GMAC Residential Capital and as President of GMAC Mortgage Corporation. That employment ended in March 2010.

GMAC Residential Capital, LLC, GMAC Mortgage Corporation, GMAC Mortgage, LLC, and Residential Funding Company, LLC are all affiliated entities, and were reorganized as subsidiaries of Ally Financial Inc., or Ally. Residential Capital LLC (“ResCap”) and a number of its subsidiaries, including GMAC Mortgage, LLC and Residential Funding Company, LLC (with GMAC Mortgage, LLC, collectively, “GMAC”), filed for bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York on May 14, 2012.

GMAC Mortgage, LLC, is a seller/servicer that sold mortgages to Freddie Mac with an aggregate unpaid principal balance of approximately $3.1 billion from January 1, 2012 through April 17, 2012. Effective April 18, 2012, mortgages previously sold under the GMAC Mortgage, LLC purchase contract were sold to Freddie Mac under a purchase contract with Ally Bank, a seller/servicer that is also a GMAC-affiliated entity and a subsidiary of Ally Financial. Ally Bank sold mortgages to Freddie Mac with an aggregate unpaid principal balance of approximately $3.8 billion through December 31, 2012 and mortgages with an aggregate unpaid principal balance of approximately $345 million through January 31, 2013.

GMAC serviced (either as a servicer or a subservicer) approximately 3% of our single-family mortgage loans as of December 31, 2012. In March 2010, we entered into an agreement with GMAC, under which GMAC made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. We continued to purchase loans from GMAC after January 1, 2009; Ally Bank is liable for breaches of representations and warranties with respect to these loans.

In connection with the bankruptcy filing, the bankruptcy court approved a package of servicing assurances designed to provide comfort that GMAC will continue to maintain the existing quality of its servicing during the bankruptcy case, and that we will have the right to transfer our loans to another servicer in the event that GMAC fails to meet certain servicing quality criteria. The primary purpose of the bankruptcy was to effect the sale and transfer of the GMAC origination and servicing platform, including servicing rights with respect to Freddie Mac loans, free and clear of liens and claims in an auction sale supervised by the bankruptcy court. Ocwen Loan Servicing, LLC was the successful bidder for the servicing rights with respect to Freddie Mac loans in an auction held on October 23, 2012. On November 21, 2012, the bankruptcy court approved the sale to Ocwen, and the sale was completed on February 15, 2013.

At the time Mr. Renzi joined us, he was entitled to payments from Ally consisting of unpaid deferred stock units granted during his employment. At that time, the remaining payments had an aggregate grant date value of approximately $860,000. The aggregate amount actually paid could be either higher or lower based on Ally’s value. Payments were scheduled to be made in cash semi-monthly and continue through March 2015.

In order to eliminate any potential conflict of interest, Mr. Renzi, in his capacity as an employee of Freddie Mac, was recused from any transactions with or decisions relating to Ally or its affiliates through such time that he received his last payment from Ally and its affiliates. Specifically, Mr. Renzi was recused from serving as the final decision-maker, and from influencing final decisions, relating to: (a) any and all aspects of Freddie Mac’s relationship with Ally or its affiliates pertaining to both performing and non-performing loan servicing; (b) any other business transactions with Ally or its affiliates or their status as a counterparty with us; or (c) reviews of Ally or its affiliates by our MHA — Compliance function under the Financial Agency Agreement with Treasury.

366	Freddie Mac

Mr. Renzi’s relationship with Ally and its affiliates was not required to be reviewed, approved or ratified under our Related Person Transactions Policy because Mr. Renzi, in his capacity as an employee, was recused from any involvement in transactions with or decisions relating to Ally and its affiliates for the period that he received payments on unpaid stock units. For this reason, Mr. Renzi did not have a material interest in our relationship with Ally or its affiliates.

Conservatorship Agreements

Treasury, FHFA, and the Board of Governors of the Federal Reserve System have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements,” “BUSINESS — Conservatorship and Government Support for our Business” and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Description of Fees

The following is a description of fees billed to us by PricewaterhouseCoopers LLP, our independent public accountants, during 2012 and 2011.

Table 96 — Auditor Fees(1)

	2012	2011
Audit Fees(2)	$30,651,367	$25,617,867
Audit-Related Fees(3)	76,119	8,725
Tax Fees(4)	109,250	3,040,750
All Other Fees(5)	—	11,399

Total	$30,836,736	$28,678,741

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $365,016 and $283,246 for 2012 and 2011, respectively.
(2)	Audit fees include fees and reimbursable expenses billed by PricewaterhouseCoopers LLP in connection with the SAS 100 quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. The audit fees billed during 2012 include fees and reimbursable expenses related to the 2012 ($19,911,326) and 2011 ($10,740,041) audits. In addition to the amounts shown above, approximately $10.4 million of fees and reimbursable expenses will be billed in 2013 for the 2012 audit. The audit fees billed during 2011 include fees and reimbursable expenses related to the 2011 ($17,715,607) and 2010 ($7,902,260) audits. Audit fees of $84,500 and $102,020 in 2012 and 2011, respectively, related to the Freddie Mac Foundation are excluded because these fees are incurred and paid separately by the Freddie Mac Foundation.
(3)	The 2012 and 2011 audit-related fees resulted from renewals of our Comperio subscription ($9,000 and $8,725, respectively). The 2012 audit-related fees also include fees billed by PricewaterhouseCoopers LLP for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants ($67,119).
(4)	The tax fees billed in 2012 related to non-audit tax advisory services to provide assistance with the Internal Revenue Service tax audit matters, including information requests and associated responses. The tax fees billed in 2011 related to non-audit tax compliance services and primarily related to the preparation of the company’s 2010 tax return.
(5)	All other fees for 2011 resulted from fees billed by PricewaterhouseCoopers LLP for the performance of non-audit advisory services related to a preliminary assessment of certain aspects of the company’s technology implementation ($11,399).

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

367	Freddie Mac

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

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2011 and 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements

The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

None.

(3) Exhibits

An Exhibit Index has been filed as part of this Form 10-K beginning on page E-1 and is incorporated herein by reference.

368	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 28, 2013
Christopher S. Lynch

	/s/ Donald H. Layton	Chief Executive Officer and Director	February 28, 2013
	Donald H. Layton	(Principal Executive Officer)

	/s/ Ross J. Kari	Executive Vice President — Chief Financial Officer	February 28, 2013
	Ross J. Kari	(Principal Financial Officer)

	/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 28, 2013
	Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

	/s/ Linda B. Bammann*	Director	February 28, 2013
Linda B. Bammann

	/s/ Carolyn H. Byrd*	Director	February 28, 2013
Carolyn H. Byrd

	/s/ Nicolas P. Retsinas*	Director	February 28, 2013
Nicolas P. Retsinas

	/s/ Eugene B. Shanks, Jr.*	Director	February 28, 2013
Eugene B. Shanks, Jr.

	/s/ Anthony A. Williams*	Director	February 28, 2013
Anthony A. Williams

*By:	/s/ William H. McDavid
William H. McDavid
Attorney-in-Fact

369	Freddie Mac

GLOSSARY

This Glossary includes acronyms and defined terms that are used throughout this report.

1995 Employee Plan — 1995 Stock Compensation Plan, as amended

2004 Employee Plan — 2004 Stock Compensation Plan, as amended and restated June 6, 2008

Administration — Executive branch of the U.S. government.

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this report and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A loans, we categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.

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

370	Freddie Mac

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

Credit losses — Consists of charge-offs and REO operations expense.

Credit-related expenses — Consists of our provision for credit losses and REO operations expense.

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

Directors’ Plan — 1995 Directors’ Stock Compensation Plan, as amended and restated

Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act.

371	Freddie Mac

Dollar roll transactions — Transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities.

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

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

Federal Reserve — Board of Governors of the Federal Reserve System

FHA — Federal Housing Administration

FHFA — Federal Housing Finance Agency — An independent agency of the U.S. government with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.

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

372	Freddie Mac

Freddie Mac mortgage-related securities — Securities we issue and guarantee, including PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions.

GAAP — Generally accepted accounting principles in the United States of America.

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

HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of what is already in place. Originally, only borrowers who had mortgages sold to Freddie Mac or Fannie Mae on or before May 31, 2009 with current LTV ratios above 80% (and up to 125%) were eligible to refinance their mortgages under the program. In October 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.

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

HUD — U.S. Department of Housing and Urban Development —HUD has authority over Freddie Mac with respect to fair lending.

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

IRS — Internal Revenue Service

K Certificates — Multifamily regularly issued, structured pass-through securities backed primarily by recently originated multifamily mortgage loans. We categorize K Certificates that we guarantee as Other Guarantee Transactions. See “Other Guarantee Transactions” for more information.

373	Freddie Mac

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

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as our guarantee of non-consolidated Freddie Mac mortgage-related securities, and other guarantee commitments, but excluding those underlying our guarantees of HFA bonds under the HFA initiative.

Net worth (deficit) — The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

Net worth sweep dividend and Net Worth Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable capital reserve amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof, less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable capital reserve

374	Freddie Mac

amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.

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

OFHEO — Office of Federal Housing Enterprise Oversight, the predecessor to FHFA.

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

OTC — Over-the-counter

OTCQB — is a marketplace, operated by the OTC Markets Group Inc., for OTC-traded U.S. companies that are registered and current in their reporting with the SEC or a U.S. banking or insurance regulator.

Other guarantee commitments — Mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.

Other Guarantee Transactions — Transactions in which third parties transfer non-Freddie Mac mortgage-related securities to trusts specifically created for the purpose of issuing mortgage-related securities, or certificates, in the Other Guarantee Transactions. In the securities market, our non-HFA related multifamily Other Guarantee Transactions are known as “K Certificates.”

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

375	Freddie Mac

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

376	Freddie Mac

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

TBA — To be announced

TCLFP — Temporary Credit and Liquidity Facility Program is a component of the HFA initiative in which we and Fannie Mae issued credit and liquidity guarantees to holders of variable-rate demand obligations issued by various state and local HFAs. Treasury is obligated to absorb any losses under the program up to a certain level before we are exposed to any losses. The program was scheduled to expire on December 31, 2012. However, Treasury gave participants the option to extend their individual TCLFP facilities to December 31, 2015. Certain participants elected to extend their TCLFP facilities to December 2015.

TDC — Total direct compensation

TDR — Troubled debt restructuring — A type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties. Beginning in the third quarter of 2012, TDRs also include single-family loans discharged in Chapter 7 bankruptcy, regardless of the borrowers’ payment status.

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

377	Freddie Mac

Total mortgage portfolio — Includes mortgage loans and mortgage-related securities held on our consolidated balance sheets as well as the balances of our non-consolidated issued and guaranteed single-class and multiclass securities, and other mortgage-related financial guarantees issued to third parties.

Treasury — U.S. Department of the Treasury

ULDD — Uniform Loan Delivery Dataset

UMDP — Uniform Mortgage Data Program

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

378	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*
3.1

Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010)

3.2

Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated December 20, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 20, 2012)

4.1

Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6

Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.10

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.11

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 26, 2001 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.12

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.13

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.14

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.15

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6% Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.16

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.7% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 30, 2001 (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

E-1	Freddie Mac

Exhibit No.	Description*
4.17

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 29, 2002 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.18

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.19

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.42% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.20

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.9% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated October 16, 2006 (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.21

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25

Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26

Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012

4.27

Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated March 9, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as filed on May 3, 2012)

10.1

Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2

First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3

Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4

Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5

Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6

Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7

Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 7, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8

Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 29, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

E-2	Freddie Mac

Exhibit No.	Description*
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
10.30

First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.31

Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.32

Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.33	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.34

First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.35

Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.36

Executive Management Compensation Program (as amended and restated as of June 2, 2011) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)†

10.37

Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.38

First Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)†

10.39

Second Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 7, 2012)†

10.40	Executive Management Compensation Recapture Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009)†

10.41

2012 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.42

2012 Executive Management Compensation Program for Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.43

2012 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.44	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.45

Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.46

Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.47

Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.48

Restrictive Covenant and Confidentiality Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.49

Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.50

Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.51

Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

E-4	Freddie Mac

Exhibit No.	Description*
10.52

Restrictive Covenant and Confidentiality Agreement, dated October 15, 2004, between Freddie Mac and Jerry Weiss (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.53

Restrictive Covenant and Confidentiality Agreement, dated December 19, 2007, between Freddie Mac and [Paige H. Wisdom] (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.54	Restrictive Covenant and Confidentiality Agreement, dated July 11, 2005, between Freddie Mac and Paul E. Mullings†

10.55	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.56	PC Master Trust Agreement dated December 20, 2012

10.57

Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.58

Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011) (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.59

Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.60

Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.61

Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

10.62

Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed on May 12, 2009)

10.63

Second Amendment dated as of December 24, 2009, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on December 29, 2009)

10.64

Third Amendment dated as of August 17, 2012, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 17, 2012)

10.65	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

10.66

Memorandum of Understanding Among the Department of Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.67

Omnibus Consent to HFA Initiative Program Modifications, dated November 23, 2011, among the U.S. Department of the Treasury, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

E-5	Freddie Mac

Exhibit No.	Description*
101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation(1)

101.LAB	XBRL Taxonomy Extension Labels(1)

101.PRE	XBRL Taxonomy Extension Presentation(1)

101.DEF	XBRL Taxonomy Extension Definition(1)

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