Form 10-Q
period 2013-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2013-05-08
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of April 24, 2013, there were 650,039,533 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

FINANCIAL STATEMENTS

iii	Freddie Mac

PART I — FINANCIAL INFORMATION

We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. The directors serve on behalf of, and exercise authority as directed by, the Conservator. See “BUSINESS — Conservatorship and Related Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012, or 2012 Annual Report, for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q and our 2012 Annual Report; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2012 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2013 included in “FINANCIAL STATEMENTS,” and our 2012 Annual Report.

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

Summary of Financial Results

During the first quarter of 2013, we continued to observe certain signs of improvement in the housing market, which contributed positively to our financial results. Our comprehensive income for the first quarter of 2013 was $7.0 billion, consisting of $4.6 billion of net income and $2.4 billion of other comprehensive income. By comparison, our comprehensive income for the first quarter of 2012 was $1.8 billion, consisting of $577 million of net income and $1.2 billion of other comprehensive income.

Our total equity was $10.0 billion at March 31, 2013, reflecting our total equity balance of $8.8 billion at December 31, 2012, comprehensive income of $7.0 billion for the first quarter of 2013, and a $5.8 billion dividend payment on the senior preferred stock in March 2013 based on our Net Worth Amount at December 31, 2012. As a result of our positive net worth at March 31, 2013, no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2013.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on

1	Freddie Mac

the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees.

Our business objectives reflect direction we have received from the Conservator, including the 2013 Conservatorship Scorecard. The 2013 Conservatorship Scorecard details specific priorities for Freddie Mac and Fannie Mae in 2013 that build upon the three strategic goals announced in FHFA’s Strategic Plan for Freddie Mac and Fannie Mae: (a) build a new infrastructure for the secondary mortgage market; (b) gradually contract Freddie Mac and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations; and (c) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. We continue to align our resources and internal business plans to meet the goals and objectives provided to us by FHFA. For information on the 2013 Conservatorship Scorecard and the Strategic Plan, see our current report on Form 8-K dated March 8, 2013 and “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” in our 2012 Annual Report.

Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities

Our consistent market presence provides lenders with a constant source of liquidity for conforming mortgage products even when other sources of capital have withdrawn. We believe this liquidity provides our customers with confidence to continue lending in difficult environments. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 88% of the single-family conforming mortgages originated during the first quarter of 2013. We also enable mortgage originators to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. In March 2013, we estimated that borrowers were paying an average of 33 basis points less on 30-year, fixed-rate conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

During the three months ended March 31, 2013 and 2012, we purchased or issued other guarantee commitments for $131.9 billion and $105.1 billion in UPB of single-family conforming mortgage loans, representing approximately 636,000 and 491,000 homes, respectively.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. Since 2009, we have helped more than 830,000 borrowers experiencing hardship complete a loan workout. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. We purchased $21.5 billion and $17.3 billion in UPB of HARP loans in the first quarters of 2013 and 2012, respectively. We have purchased HARP loans provided to more than one million borrowers since the initiative began in 2009, including approximately 113,000 borrowers during the first quarter of 2013.

Under our loan workout programs, our servicers contact borrowers and attempt to help borrowers experiencing hardship stay in their homes or avoid foreclosure. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for more information about loss mitigation activities and our efforts to provide credit availability, including through our loan modification initiatives, and our relief refinance mortgage initiative, which includes HARP.

Short sale activity as a percentage of the combined total of short sales and foreclosure transfers increased from 29% in the first quarter of 2012 to 38% in the first quarter of 2013. Due to the recent changes in our short sale process, we believe our short sale activity will remain high in 2013.

The table below presents our single-family loan workout activities for the last five quarters.

2	Freddie Mac

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	03/31/2013	12/31/2012	09/30/2012	06/30/2012	03/31/2012
	(number of loans)
Loan modifications(2)	20,613	19,898	20,864	15,142	13,677
Repayment plans	7,644	6,964	7,099	8,712	10,575
Forbearance agreements(3)	3,104	2,442	2,190	4,738	3,656
Short sales and deed in lieu of foreclosure transactions	14,157	13,849	14,383	12,531	12,245

Total single-family loan workouts	45,518	43,153	44,536	41,123	40,153

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	As of March 31, 2013, approximately 23,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification.
(3)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

Minimizing Our Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the lengthy foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout would be expected to provide the best opportunity for minimizing our credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery (if a loan reperforms) may often be much higher than would be the case with foreclosure or foreclosure alternatives. In cases where repayment plans and loan modifications are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through foreclosure and subsequent property sale from our REO inventory. In large part, the benefit of a short sale arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property.

We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have been facilitating the transfer of servicing from certain underperforming servicers to other servicers that specialize in workouts of problem loans. During 2011 and 2012, we made changes to our programs for reviewing the performance of our servicers. These programs include the assessment of certain fees to compensate us for deficiencies in servicer performance. During the first quarter of 2013, we made additional changes that are designed to further encourage more timely resolution of problem loans.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies, including requesting repurchase, to mitigate our actual or potential credit losses. As of March 31, 2013 and December 31, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion and $3.0 billion, respectively (these figures include repurchase requests for which appeals were pending).

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as

3	Freddie Mac

through foreclosure or short sale. As part of the 2013 Conservatorship Scorecard, FHFA set a goal for us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. As a result, we expect to continue our reviews of loans originated prior to 2009 in accordance with FHFA’s guidance, and our repurchase request volumes with our seller/servicers may increase in future periods.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is generally required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. Although we received payments under primary and other mortgage insurance of $444 million and $491 million in the first quarters of 2013 and 2012, respectively, which helped to mitigate our credit losses, many of our mortgage insurers remain financially weak. As a result, we expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. See “RISK MANAGEMENT — Institutional Credit Risk — Mortgage Insurers” for information on these counterparties. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for more information about credit enhancements of our single-family credit guarantee portfolio.

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

We continue efforts that we believe will create value for the industry by building the infrastructure for a future housing finance system. In this regard, the 2013 Conservatorship Scorecard establishes the following goals for 2013:

•

Common Securitization Platform: Continue the foundational development of the common securitization platform that can be used in a future secondary mortgage market, including by establishing initial ownership and governance for a new business entity that will undertake the effort of building and operating this platform.

•

Contractual and Disclosure Framework: Continue the development of the contractual and disclosure framework to meet the requirements for investors in mortgage securities and credit risk, including by identifying and developing standards in mortgage-related data, disclosure of mortgage security information, and seller/servicer contracts.

•

Uniform Mortgage Data Program: Continue the development of various data standards for the mortgage industry, including completing the identification and development of data standards for Uniform Mortgage Servicing Data.

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

Underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans. However, our relief refinance mortgage initiative may help reduce our exposure to credit risk in cases where the borrowers’ payments under their mortgages are reduced, thereby strengthening the borrowers’ potential to make their mortgage payments. Relief refinance mortgages of all LTV ratios comprised approximately 19% and 18% of the UPB in our total single-family credit guarantee portfolio at March 31, 2013 and December 31, 2012, respectively.

HARP loans represented 12% and 11% of the UPB of our single-family credit guarantee portfolio as of March 31, 2013 and December 31, 2012, respectively. Mortgages originated after 2008, including HARP loans, represented 67% and 63% of the UPB of our single-family credit guarantee portfolio as of March 31, 2013 and December 31, 2012, respectively, while the single-family loans originated from 2005 through 2008 represented 22% and 24% of this portfolio at these dates, respectively.

4	Freddie Mac

Approximately 97% and 95% of the single-family mortgages we purchased in the first quarters of 2013 and 2012, respectively, were fixed-rate, first lien amortizing mortgages, based on UPB. Approximately 84% and 87% of the single-family mortgages we purchased in the first quarters of 2013 and 2012, respectively, were refinance mortgages, and in both quarters approximately 19% of these refinance mortgages were HARP loans, based on UPB. HARP loans comprised approximately 16% of our single-family purchase volume in the first quarters of both 2013 and 2012.

Due to our participation in HARP, we purchase a significant number of loans that have original LTV ratios over 100%. The proportion of loans we purchased with LTV ratios over 100% increased from 6% of our single-family mortgage purchases (including HARP loans) in the first quarter of 2012 to 9% of our single-family mortgage purchases in the first quarter of 2013. This increase was due to continued low interest rates and the changes in HARP announced in the fourth quarter of 2011, which allow borrowers (whose loans we already hold in our single-family credit guarantee portfolio) with higher LTV ratios to refinance. Over time, HARP loans may not perform as well as other refinance mortgages because the continued high LTV ratios and reduced underwriting standards of these loans increase the probability of default. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%.

The table below presents the composition and certain other information about loans in our single-family credit guarantee portfolio, by year of origination at March 31, 2013 and December 31, 2012, and for the first quarter of 2013 and the year ended December 31, 2012.

Table 2 — Single-Family Credit Guarantee Portfolio Summary(1)

	At March 31, 2013					Three Months Ended March 31, 2013
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2013:
Relief refinance loans:
HARP loans	12%	734	100%	38%	0.94%	3.4%
Other relief refinance loans	7	747	57	—	0.33	0.3
All other loans	48	757	65	—	0.27	1.8

Subtotal — 2009 to 2013 originations	67	752	70	7	0.38	5.5

Loans originated — 2005 to 2008	22	707	96	40	9.48	84.9
Loans originated — 2004 and prior	11	713	55	5	3.23	9.6

Total	100%	738	74	14	3.03	100.0%

	At December 31, 2012					Year Ended December 31, 2012
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2012:
Relief refinance loans:
HARP loans	11%	735	100%	40%	0.98%	2.0%
Other relief refinance loans	7	749	58	—	0.32	0.2
All other loans	45	757	66	<1	0.27	1.4

Subtotal — 2009 to 2012 originations	63	753	71	7	0.39	3.6

Loans originated — 2005 to 2008	24	708	98	42	9.56	87.3
Loans originated — 2004 and prior	13	715	56	6	3.20	9.1

Total	100%	737	75	15	3.25	100.0%

(1)	Based on the loans remaining in the portfolio at March 31, 2013 and December 31, 2012, which totaled $1.6 trillion in UPB at both dates, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009. For credit scores, LTV ratios, serious delinquency rates, and other information about the loans in our single-family credit guarantee portfolio, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
(2)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2013.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(6)	Historical credit losses for each origination year may not be representative of future results.

5	Freddie Mac

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually contracting our presence in the marketplace. For example, the 2013 Conservatorship Scorecard establishes the following goals for 2013 (with credit for partial completion allowed):

•

Single-family: Demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift mortgage credit risk from us to private capital investors;

•

Multifamily: Reduce the UPB amount of new multifamily business activity (purchases of loans and issuances of other guarantee commitments) relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of retained risk; and

•

Mortgage-related investments portfolio: Reduce the December 31, 2012 mortgage-related investments portfolio balance (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash) by selling 5% of mortgage-related assets.

The 2013 Conservatorship Scorecard states that our transactions related to these goals should be economically sensible, operationally well-controlled, involve a meaningful transference of credit risk, and be transparent to the marketplace. Changes in market and regulatory conditions will be taken into consideration when evaluating our performance against these goals.

Strengthening Our Infrastructure and Improving Overall Efficiency While Also Focusing On Retention of Key Employees

We continue to work both to enhance the quality of our infrastructure and to improve our efficiency to preserve the taxpayers’ investment. We are focusing our resources primarily on key projects, many of which are related to FHFA-mandated strategic initiatives (e.g., initiatives under the Conservatorship Scorecards) that will likely take several years to implement. We are also focused on making significant improvements to our systems infrastructure in order to: (a) replace legacy hardware or software systems at the end of their useful lives and to strengthen our disaster recovery capabilities; and (b) improve our data collection and administration capabilities as well as our ability to assist in the servicing of loans.

We continue to actively manage our administrative expenses. Our administrative expenses increased in the first quarter of 2013 compared to the first quarter of 2012, largely due to: (a) an increase in salaries and employee benefits expense due to increased headcount, and (b) an increase in professional services expense related to initiatives we are implementing under the Conservatorship Scorecards and other FHFA-mandated strategic initiatives. We believe the various FHFA-mandated strategic initiatives will likely continue to require significant resources and thus continue to affect our level of administrative expenses going forward.

Single-Family Credit Guarantee Portfolio

The table below provides certain credit statistics for our single-family credit guarantee portfolio.

6	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Payment status —
One month past due	1.70%	1.85%	2.02%	1.79%	1.63%
Two months past due	0.56%	0.66%	0.66%	0.60%	0.57%
Seriously delinquent(1)	3.03%	3.25%	3.37%	3.45%	3.51%
Non-performing loans (in millions)(2)	$126,302	$128,599	$131,106	$118,463	$119,599
Single-family loan loss reserve (in millions)(3)	$28,299	$30,508	$33,298	$35,298	$37,771
REO inventory (in properties)	47,968	49,071	50,913	53,271	59,307
REO assets, net carrying value (in millions)	$4,246	$4,314	$4,459	$4,715	$5,333

	For the Three Months Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(in units, unless noted)
Seriously delinquent loan additions(1)	65,281	72,626	76,104	75,904	80,815
Loan workout volume(4)	45,518	43,153	44,536	41,123	40,153
REO acquisitions	17,881	18,672	20,302	20,033	23,805
REO disposition severity ratio:(5)
California	31.4%	34.4%	37.7%	41.6%	44.2%
Arizona	31.8%	35.9%	36.3%	40.4%	45.0%
Florida	40.8%	42.6%	44.7%	46.2%	48.6%
Nevada	40.5%	45.6%	50.6%	54.3%	56.5%
Illinois	45.7%	46.5%	47.7%	47.8%	49.3%
Total U.S	34.4%	35.2%	36.2%	37.9%	40.3%
Single-family provision (benefit) for credit losses (in millions)	$(469)	$(658)	$650	$177	$1,844
Single-family credit losses (in millions)	$2,063	$2,396	$2,936	$2,858	$3,435

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs in the third quarter of 2012. As of March 31, 2013 and December 31, 2012, approximately $68.5 billion and $65.8 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	See “Table 1 — Total Single-Family Loan Workout Volumes” for information about our problem loan workout activities.
(5)	States presented represent the five states where our credit losses were greatest during the first quarter of 2013. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related expenses.” These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations expense, while our “credit-related expenses” consist of our provision (benefit) for credit losses and REO operations expense.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $74.7 billion, and have recorded an additional $3.8 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of March 31, 2013, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Our loan loss reserves for single-family loans declined in each of the last five quarters, which reflects improvement in both borrower payment performance and lower severity ratios for both REO dispositions and short sale transactions due to the improvements in home prices in most areas during these periods. Our REO inventory also declined in each of the last five quarters primarily due to lower foreclosure activity as well as an increase in the volume of borrowers completing short sales rather than foreclosures.

Our average REO disposition severity ratio improved to 34.4% for the first quarter of 2013 compared to 35.2% and 40.3% for the fourth and first quarters of 2012, respectively. Although this ratio improved in each of the last five quarters, it remains high as compared to our experience in periods before 2007.

The serious delinquency rate for our single-family credit guarantee portfolio was 3.03% at March 31, 2013, compared to 3.25% at December 31, 2012, and has improved in each of the last five quarters. Excluding relief refinance loans, the

7	Freddie Mac

improvement in borrower payment performance during these periods reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than experienced prior to 2008, particularly in states that require a judicial foreclosure process. As of March 31, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 72%, respectively, and most of these loans have been delinquent for more than one year. The longer a loan remains delinquent, the more challenging and costly it is to resolve.

Although the balance of our non-performing loans declined during the first quarter of 2013, it remained high at March 31, 2013, compared to periods prior to 2009.

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the first quarter of 2013, due, in part, to:

•

Losses associated with the continued high volume of foreclosures and foreclosure alternatives. These actions relate to the continued efforts of our servicers to resolve our large inventory of seriously delinquent loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain elevated even if the volume of new seriously delinquent loans continues to decline.

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

•

Cumulative decline in national home prices of 22% since June 2006, based on our own index. As a result of this price decline, approximately 14% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of March 31, 2013.

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

Under the Purchase Agreement, we are required to pay dividends to Treasury to the extent that our Net Worth Amount exceeds the permitted Capital Reserve Amount, established at $3 billion for 2013 and declining to zero in 2018. Accordingly, we do not have the ability over the long term to build and retain the capital generated by our business operations, or return capital to stockholders other than Treasury.

We paid dividends of $5.8 billion in cash on the senior preferred stock during the three months ended March 31, 2013, based on our Net Worth Amount at December 31, 2012. Through March 31, 2013, we have paid aggregate cash dividends to

8	Freddie Mac

Treasury of $29.6 billion, an amount equal to 41% of our aggregate draws received under the Purchase Agreement. Under the Purchase Agreement, the payment of dividends cannot be used to offset prior draws from Treasury. Based on our Net Worth Amount at March 31, 2013, our dividend obligation to Treasury in June 2013 will be $7.0 billion.

The aggregate liquidation preference of the senior preferred stock was $72.3 billion at both March 31, 2013 and December 31, 2012. The remaining funding commitment from Treasury under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws. For a discussion of factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.

For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” and “— Treasury Agreements” in our 2012 Annual Report.

Consolidated Financial Results

Net income was $4.6 billion for the first quarter of 2013 compared to net income of $577 million for the first quarter of 2012. Key highlights of our financial results include:

•

Net interest income for the first quarter of 2013 decreased to $4.3 billion from $4.5 billion for the first quarter of 2012, mainly due to the impact of a reduction in the balance of our higher-yielding mortgage-related assets, partially offset by lower funding costs.

•

Benefit (provision) for credit losses for the first quarter of 2013 was $503 million, compared to $(1.8) billion for the first quarter of 2012. The shift from a provision for credit losses in the first quarter of 2012 to a benefit for credit losses in the first quarter of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices.

•

Non-interest income (loss) was $402 million for the first quarter of 2013, compared to $(1.5) billion for the first quarter of 2012. The improvement was largely driven by derivative gains during the first quarter of 2013 compared to derivative losses during the first quarter of 2012.

•

Non-interest expense increased to $624 million for the first quarter of 2013, from $596 million for the first quarter of 2012, primarily due to an increase in expenses related to amounts paid and due to Treasury related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012.

•

Comprehensive income was $7.0 billion for the first quarter of 2013 compared to $1.8 billion for the first quarter of 2012. Comprehensive income for the first quarter of 2013 consisted of $4.6 billion of net income and $2.4 billion of other comprehensive income, primarily due to net unrealized gains on our available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 2.5% on an annualized basis during the first quarter of 2013, compared to 0.4% during the fourth quarter of 2012, according to the Bureau of Economic Analysis. The national unemployment rate was 7.6% in March 2013, compared to 7.8% in December 2012 and 8.2% in March 2012, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 159,000 monthly net new jobs were added to the economy during the twelve months ended March 31, 2013, which shows evidence of a slow, but steady positive trend for the economy and the labor market.

Single-Family Housing Market

The single-family housing market continued to show significant improvement in the first quarter of 2013 despite continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.

Based on data from the National Association of Realtors, sales of existing homes in the first quarter of 2013 averaged 4.94 million (at a seasonally adjusted annual rate), increasing 0.8% from 4.90 million in the fourth quarter of 2012. Based on

9	Freddie Mac

data from the U.S. Census Bureau and HUD, new home sales in the first quarter of 2013 averaged approximately 424,000 (at a seasonally adjusted annual rate) increasing approximately 10.7% from approximately 383,000 in the fourth quarter of 2012. Home prices increased during the first quarter of 2013, with our nationwide index registering approximately a 1.4% increase from December 2012 through March 2013 without seasonal adjustment. From March 2012 through March 2013 our nationwide home price index increased approximately 6.7%. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

Multifamily Housing Market

Multifamily market fundamentals continued to improve on a national level during the first quarter of 2013, although at a slower pace as compared to 2012. As reported by REIS, Inc., the national apartment vacancy rate was 4.3% and 4.5% at March 31, 2013 and December 31, 2012, respectively, and remained at the lowest levels since 2001. The multifamily sector continued to experience strong investor interest and continued to outperform other commercial real estate sectors. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. We believe positive market fundamentals, such as low vacancy rates and increasing effective rents, as well as increasing demand for multifamily housing have contributed to improvement in property values in most markets during the first quarter of 2013.

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

Overview

We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, to affect the performance of the housing and mortgage markets in 2013. Since we expect that economic growth will continue and mortgage interest rates will remain low in 2013, we believe that housing affordability will remain relatively high in 2013 for potential home buyers. We also expect that the volume of home sales will likely increase in 2013, compared to 2012 but still remain relatively low compared to historical levels. We also expect to continue to experience high levels of refinancing activity in the near term, due to the impact of the extension of the HARP initiative through 2015 as well as continued low interest rates on fixed-rate single-family mortgages. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

While home prices during the first quarter of 2013 remained significantly below their peak levels in most areas, declines in the market’s inventory of homes for sale have supported stabilization and increases in home prices in a number of metropolitan areas. However, to the extent a large volume of loans complete the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could have a negative effect on home prices. Our expectation is that national average home prices will experience a modest increase in 2013.

Single-Family

Our charge-offs remained elevated during the first quarter of 2013 and we expect they will remain elevated during the remainder of the year. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•	REO disposition severity ratios and losses on short sale transactions to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales;

•	the amount of non-performing assets and the volume of our loan workouts to remain high;

10	Freddie Mac

•	continued high volume of loans in the foreclosure process as well as prolonged foreclosure timelines; and

•	continued high rates of rescission and reduced payments for mortgage insurance coverage compared to periods before 2008.

Multifamily

During the first quarter of 2013, we continued to serve as a constant source of liquidity and continued our support of the multifamily market and the nation’s renters, as evidenced by our $6.0 billion of multifamily new business activity (the combination of our loan purchases and issuances of other guarantee commitments), which provided financing for more than 300 properties amounting to nearly 87,000 apartment units. The majority of these apartments were affordable to low and moderate income families. Although demand for multifamily financing is expected to remain strong, we expect lower new business volumes in 2013, because the 2013 Conservatorship Scorecard includes a goal for us to reduce our multifamily new business activity by at least 10% as compared to 2012 levels, and we expect increased competition from other market participants.

We expect continued strength in the multifamily market during 2013. New supply of multifamily housing has been relatively low following the recession of the late-2000s, but has been increasing in recent periods as market fundamentals have remained positive. Our expectation is that at the national level, new supply will not accelerate beyond sustainable levels over the next two years because of constraints, such as rising construction costs and uncertainties in the capital markets. We expect that demand growth, driven by a strengthening economy and positive demographics, will generally be sufficient for the increased supply. However, there may be certain regional markets where new supply could potentially outpace demand, which would be evidenced by excess supply and rising vacancy rates. Currently, the supply and vacancy rate indicators both point to strong and stable markets, but tracking these metrics at the regional level is important to identify potential credit risks. As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the remainder of 2013.

Limits on Investment Activity and Our Mortgage-Related Investments Portfolio

The conservatorship has significantly affected our investment activity. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. Under the terms of the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio may not exceed $553 billion as of December 31, 2013. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, while indicating that the pace of reducing the portfolio may be moderated by conditions in the housing and financial markets. This strategy is designed to reduce the portfolio and provide the best return to the taxpayer while minimizing market disruption. In addition, the 2013 Conservatorship Scorecard includes a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash) by selling 5%, or $15.7 billion, of mortgage-related assets.

From time to time, we undertake actions in an effort to support the liquidity and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities in our Investments and Single-family Guarantee segments. These activities can include the purchase and sale of Freddie Mac mortgage-related securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities and our issuances of REMICs and Other Structured Securities influence the relative supply and demand (i.e., liquidity) for these securities, helping to support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply and demand for our PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. We incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” in our 2012 Annual Report.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

11	Freddie Mac

Table 4 — Mortgage-Related Investments Portfolio(1)

	March 31, 2013	December 31, 2012
	(in millions)
Investments segment — Mortgage investments portfolio	$360,703	$375,924
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	49,544	53,333
Multifamily segment — Mortgage investments portfolio	123,903	128,287

Total mortgage-related investments portfolio	$534,150	$557,544

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

The UPB of our mortgage-related investments portfolio at March 31, 2013 was $534.2 billion, a decline of $23.4 billion compared to $557.5 billion at December 31, 2012. The reduction in UPB resulted primarily from liquidations and is consistent with our efforts to reduce the size of our mortgage-related investments portfolio as described above. The mortgage-related investments portfolio is comprised of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans.

We consider the liquidity of the assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that are less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 28% of the UPB of the portfolio at both March 31, 2013 and December 31, 2012. Illiquid assets include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 35% of the UPB of the portfolio at both March 31, 2013 and December 31, 2012.

12	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.

	Three Months Ended March 31,
	2013	2012
	(dollars in millions, except share- related amounts)
Statements of Comprehensive Income Data
Net interest income	$4,265	$4,500
Benefit (provision) for credit losses	503	(1,825)
Non-interest income (loss)	402	(1,516)
Non-interest expense	(624)	(596)
Net income	4,581	577
Total comprehensive income	6,971	1,789
Net loss attributable to common stockholders(2)	(2,390)	(1,227)
Net loss per common share — basic and diluted	(0.74)	(0.38)
Cash dividends per common share	—	—
Weighted average common shares outstanding (in thousands) — basic and diluted(3)	3,238,997	3,241,502

	March 31, 2013	December 31, 2012
	(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,505,211	$1,495,932
Total assets	1,979,386	1,989,856
Debt securities of consolidated trusts held by third parties	1,425,913	1,419,524
Other debt	529,936	547,518
All other liabilities	13,566	13,987
Total Freddie Mac stockholders’ equity (deficit)	9,971	8,827
Portfolio Balances(4)
Mortgage-related investments portfolio	$534,150	$557,544
Total Freddie Mac mortgage-related securities(5)	1,568,559	1,562,040
Total mortgage portfolio(6)	1,948,263	1,956,276
Non-performing assets(7)	133,094	135,677

	Three Months Ended March 31,
	2013	2012
Ratios(8)
Return on average assets(9)	0.9%	0.1%
Non-performing assets ratio(10)	7.4	6.8
Equity to assets ratio(11)	0.5	—

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and within this Form 10-Q for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	For a discussion of how the senior preferred stock dividend affects net income (loss) attributable to common stockholders beginning in the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2012 Annual Report.
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	See ‘‘Table 27 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.
(6)	See ‘‘Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.
(7)	See ‘‘Table 42 — Non-Performing Assets’’ for a description of our non-performing assets.
(8)	The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity (deficit), net of preferred stock (at redemption value) is less than zero for all periods presented.
(9)	Ratio computed as net income (loss) divided by the simple average of the beginning and ending balances of total assets.
(10)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(11)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

13	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net interest income	$4,265	$4,500
Benefit (provision) for credit losses	503	(1,825)

Net interest income after benefit (provision) for credit losses	4,768	2,675

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	34	(4)
Gains (losses) on retirement of other debt	(32)	(21)
Gains (losses) on debt recorded at fair value	12	(17)
Derivative gains (losses)	375	(1,056)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(21)	(475)
Portion of other-than-temporary impairment recognized in AOCI	(22)	(89)

Net impairment of available-for-sale securities recognized in earnings	(43)	(564)
Other gains (losses) on investment securities recognized in earnings	(276)	(288)
Other income	332	434

Total non-interest income (loss)	402	(1,516)

Non-interest expense:
Administrative expenses	(432)	(337)
REO operations expense	(6)	(171)
Other expenses	(186)	(88)

Total non-interest expense	(624)	(596)

Income before income tax benefit	4,546	563
Income tax benefit	35	14

Net income	4,581	577

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,280	1,147
Changes in unrealized gains (losses) related to cash flow hedge relationships	90	111
Changes in defined benefit plans	20	(46)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,390	1,212

Comprehensive income	$6,971	$1,789

14	Freddie Mac

Net Interest Income

The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2013			2012
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$35,436	$7	0.07%	$51,029	$4	0.03%
Federal funds sold and securities purchased under agreements to resell	35,925	11	0.13	26,057	9	0.14
Mortgage-related securities:
Mortgage-related securities(3)	328,241	3,417	4.16	383,227	4,363	4.55
Extinguishment of PCs held by Freddie Mac	(122,280)	(1,262)	(4.13)	(125,363)	(1,441)	(4.60)

Total mortgage-related securities, net	205,961	2,155	4.19	257,864	2,922	4.53

Non-mortgage-related securities(3)	14,980	2	0.06	28,464	16	0.23
Mortgage loans held by consolidated trusts(4)	1,495,202	14,504	3.88	1,559,823	17,468	4.48
Unsecuritized mortgage loans(4)	219,067	2,009	3.67	254,877	2,312	3.63

Total interest-earning assets	$2,006,571	$18,688	3.73	$2,178,114	$22,731	4.18

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,518,006	$(13,292)	(3.50)	$1,580,749	$(16,694)	(4.22)
Extinguishment of PCs held by Freddie Mac	(122,280)	1,262	4.13	(125,363)	1,441	4.60

Total debt securities of consolidated trusts held by third parties	1,395,726	(12,030)	(3.45)	1,455,386	(15,253)	(4.19)
Other debt:
Short-term debt	119,691	(44)	(0.15)	149,130	(40)	(0.11)
Long-term debt(5)	416,520	(2,218)	(2.13)	496,644	(2,776)	(2.23)

Total other debt	536,211	(2,262)	(1.69)	645,774	(2,816)	(1.74)

Total interest-bearing liabilities	1,931,937	(14,292)	(2.96)	2,101,160	(18,069)	(3.44)
Expense related to derivatives(6)	—	(131)	(0.03)	—	(162)	(0.03)
Impact of net non-interest-bearing funding	74,634	—	0.11	76,954	—	0.12

Total funding of interest-earning assets	$2,006,571	$(14,423)	(2.88)	$2,178,114	$(18,231)	(3.35)

Net interest income/yield		$4,265	0.85		$4,500	0.83

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect a significant improvement in cash flows.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $235 million to $4.3 billion for the three months ended March 31, 2013 compared to $4.5 billion for the three months ended March 31, 2012. Net interest yield increased by two basis points to 85 basis points for the three months ended March 31, 2013 compared to 83 basis points for the three months ended March 31, 2012. The decrease in net interest income was primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs from the replacement of debt at lower rates. The increase in net interest yield was primarily due to the lower funding costs, partially offset by the negative effect of the reduction in the balance of higher-yielding mortgage-related assets.

We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.6 billion and $0.9 billion during the three months ended March 31, 2013 and 2012, respectively. This amount has declined primarily because of the reduction in the volume of non-performing loans on non-accrual status.

15	Freddie Mac

During the three months ended March 31, 2013, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Benefit (Provision) for Credit Losses

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

Our benefit (provision) for credit losses was $0.5 billion in the first quarter of 2013 compared to $(1.8) billion in the first quarter of 2012. The shift from a provision for credit losses in the first quarter of 2012 to a benefit for credit losses in the first quarter of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit loss on the loans that do default. The provision for credit losses in the first quarter of 2012 reflected stabilizing expected loss severity and a decline in the number of seriously delinquent loan additions compared to the preceding period.

During the first quarter of 2013, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the first quarter of 2012, primarily due to improvements in home prices in recent periods in many of the areas in which we had significant foreclosure and short sale activity. Although our credit losses have significantly declined in the last two quarters, we continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain elevated in 2013 even if the volume of new seriously delinquent loans continues to decline.

The total number of single-family seriously delinquent loans declined approximately 7% and 3% during the first quarters of 2013 and 2012, respectively. However, our serious delinquency rates remain high compared to the rates we experienced in years prior to 2009. As of March 31, 2013 and December 31, 2012, the UPB of our single-family non-performing loans was $126.3 billion and $128.6 billion, respectively. These amounts include $68.5 billion and $65.8 billion, respectively, of single-family TDRs that were no longer seriously delinquent. However, loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of the payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, our loan loss reserves balance, and our non-performing assets.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $74.7 billion, and have recorded an additional $3.8 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred, and thus have not been provisioned for, we believe that, as of March 31, 2013, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as continued high unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

While we have recorded a benefit for credit losses in each of the last two quarters, this trend may not continue. Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors. These factors include: (a) the actual level of mortgage defaults, including default rates among borrowers that participated in HARP and HAMP; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of borrowers to refinance underwater mortgages or obtain modifications; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases.

16	Freddie Mac

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $34 million and $19 million for the first quarters of 2013 and 2012, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $340 million and $382 million as of March 31, 2013 and December 31, 2012, respectively. The decline in loan loss reserves for multifamily loans in the first quarter of 2013 was primarily driven by an improvement in the expected performance of the underlying loans and an increased percentage of loans in the portfolio that have credit enhancement from subordination (i.e., K Certificates).

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security differs from its carrying value. During the three months ended March 31, 2013 and 2012, we extinguished debt securities of consolidated trusts with a UPB of $5.9 billion and $692 million, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). The increase in purchases of single-family PCs in 2013 was due to an increase in the volume of transactions to support the market and pricing of our single-family PCs. Gains (losses) on extinguishment of these debt securities of consolidated trusts were $34 million and $(4) million during the three months ended March 31, 2013 and 2012, respectively. See “Table 19 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(32) million and $(21) million during the three months ended March 31, 2013 and 2012, respectively. We recognized losses on the retirement of other debt during the three months ended March 31, 2013 primarily due to the repurchase of higher-cost other debt securities at premiums. We recognized losses on the retirement of other debt during the three months ended March 31, 2012 primarily due to write-offs of unamortized deferred issuance costs. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During the three months ended March 31, 2013, we recognized gains on debt recorded at fair value of $12 million primarily due to a combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. During the three months ended March 31, 2012, we recognized losses on debt recorded at fair value of $17 million primarily due to a combination of the U.S. dollar weakening relative to the Euro and changes in interest rates. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At March 31, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

17	Freddie Mac

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended March 31,
	2013	2012
	(in millions)
Interest-rate swaps	$1,574	$1,208
Option-based derivatives(1)	(437)	(1,077)
Other derivatives(2)	144	(111)
Accrual of periodic settlements(3)	(906)	(1,076)

Total	$375	$(1,056)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three months ended March 31, 2013, we recognized gains on derivatives of $0.4 billion primarily as a result of an increase in longer-term interest rates. We recognized fair value gains on our pay-fixed swaps of $3.9 billion, which were largely offset by: (a) fair value losses on our receive-fixed swaps of $2.3 billion; (b) net losses of $0.9 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (c) fair value losses of $0.4 billion on our option-based derivatives resulting from losses on our purchased call swaptions. During the three months ended March 31, 2013, the fair value gain (loss) of derivatives also reflects a change in the mix of our derivative portfolio when compared to the three months ended March 31, 2012.

During the three months ended March 31, 2012, we recognized losses on derivatives of $1.1 billion primarily due to losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position. We recognized fair value gains on our pay-fixed swaps of $3.8 billion, which were largely offset by: (a) fair value losses on our receive-fixed swaps of $2.6 billion; and (b) fair value losses on our option-based derivatives of $1.1 billion resulting from losses on our purchased call swaptions. The fair value of derivatives during the three months ended March 31, 2012 reflects a decline in short-term interest rates and an increase in long-term interest rates.

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $43 million and $564 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in net impairments recognized in earnings was driven by improvements in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consist of gains (losses) on trading securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2013.

We recognized $(377) million related to losses on trading securities during both the three months ended March 31, 2013 and 2012. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity.

18	Freddie Mac

Other Income

The table below summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended March 31,
	2013	2012
	(in millions)
Other income:
Gains (losses) on sale of mortgage loans	$51	$40
Gains (losses) on mortgage loans recorded at fair value	(42)	139
Recoveries on loans impaired upon purchase(1)	74	89
Guarantee-related income, net(2)	90	70
All other	159	96

Total other income	$332	$434

(1)	Our recoveries principally relate to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.
(2)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

Gains (Losses) on Sale of Mortgage Loans

In the first quarters of 2013 and 2012, we recognized $51 million and $40 million, respectively, of gains on sale of mortgage loans with associated UPB of $5.6 billion and $3.7 billion, respectively. The substantial majority of these amounts relate to our securitizations of multifamily loans on our consolidated balance sheets, which we elected to carry at fair value. We recognized higher gains on sale of mortgage loans in the first quarter of 2013, compared to the first quarter of 2012, primarily due to a higher volume of multifamily securitizations.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

In the first quarters of 2013 and 2012, we recognized $(42) million and $139 million, respectively, of gains (losses) on mortgage loans recorded at fair value. These amounts relate to multifamily loans which we had elected to carry at fair value, of which the substantial majority were designated for securitization. We recognized losses on mortgage loans recorded at fair value during the first quarter of 2013 primarily due to an increase in interest rates, compared to gains recognized in the first quarter of 2012 which were the result of favorable non-interest rate-related market movements.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, and other miscellaneous income. All other income increased to $159 million in the first quarter of 2013, compared to $96 million in the first quarter of 2012. The increase was primarily due to an improvement in the fair value of mortgage-servicing rights, including those associated with Taylor, Bean & Whitaker (a former seller/servicer), and increased penalties assessed on certain single-family servicers, including those arising from failures to complete foreclosures within required time periods.

Non-Interest Expense

The table below summarizes the components of non-interest expense.

19	Freddie Mac

Table 9 — Non-Interest Expense

	Three Months Ended March 31,
	2013	2012
	(in millions)
Administrative expenses:
Salaries and employee benefits	$208	$176
Professional services	109	71
Occupancy expense	13	14
Other administrative expense	102	76

Total administrative expenses	432	337
REO operations expense	6	171
Other expenses	186	88

Total non-interest expense	$624	$596

Administrative Expenses

Administrative expenses increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in salaries and employee benefits expense and professional services expense. Salaries and employee benefits expense increased due to increased headcount. Professional services expense increased as a result of initiatives we are implementing under the Conservatorship Scorecards and other FHFA-mandated strategic initiatives.

We believe the various FHFA-mandated strategic initiatives we are pursuing will likely continue to require significant resources and thus continue to affect our level of administrative expenses going forward.

REO Operations Expense

The table below presents the components of our REO operations expense, and information about REO inventory and REO dispositions.

Table 10 — REO Operations Expense, REO Inventory, and REO Dispositions

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
REO operations expense:
Single-family:
REO property expenses(1)	$245	$378
Disposition (gains) losses, net(2)	(159)	(78)
Change in holding period allowance, dispositions	(11)	(57)
Change in holding period allowance, inventory(3)	23	1
Recoveries(4)	(90)	(72)

Total single-family REO operations expense	8	172
Multifamily REO operations (income) expense	(2)	(1)

Total REO operations expense	$6	$171

REO inventory (in properties), at March 31:
Single-family	47,968	59,307
Multifamily	6	16

Total	47,974	59,323

REO property dispositions (in properties):
Single-family	18,984	25,033
Multifamily	1	4

Total	18,985	25,037

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

20	Freddie Mac

REO operations expense was $6 million in the first quarter of 2013, as compared to $171 million in the first quarter of 2012. The decline was primarily due to: (a) a decline in property expenses associated with a lower number of properties in 2013; and (b) improving home prices in certain geographical areas with significant REO activity, which resulted in increased gains on disposition of properties. For information on our REO activity during the first quarter of 2013, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net” and “RISK MANAGEMENT— Credit Risk — Mortgage Credit Risk — Non-Performing Assets.”

Other Expenses

Other expenses were $186 million and $88 million in the first quarters of 2013 and 2012, respectively. Other expenses in the first quarter of 2013 include $93 million related to amounts paid and due to Treasury related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012. Other expenses also include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.

Income Tax Benefit

For the three months ended March 31, 2013 and 2012, we reported an income tax benefit of $35 million and $14 million, respectively. See “NOTE 12: INCOME TAXES” for additional information.

Comprehensive Income

Our comprehensive income was $7.0 billion and $1.8 billion for the three months ended March 31, 2013 and 2012, respectively, consisting of: (a) $4.6 billion and $577 million of net income, respectively; and (b) $2.4 billion and $1.2 billion of other comprehensive income, respectively, primarily related to fair value gains on our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding other comprehensive income.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. For more information, see “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report.

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

See “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report for further information regarding the reclassifications and allocations used to present Segment Earnings.

21	Freddie Mac

The table below provides information about our various segment mortgage and credit risk portfolios at March 31, 2013 and December 31, 2012. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	March 31, 2013	December 31, 2012
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$89,250	$91,411
Freddie Mac mortgage-related securities	175,952	184,381
Non-agency mortgage-related securities	74,094	76,457
Non-Freddie Mac agency securities	21,407	23,675

Total Investments — Mortgage investments portfolio	360,703	375,924

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	49,544	53,333
Single-family Freddie Mac mortgage-related securities held by us	175,952	184,381
Single-family Freddie Mac mortgage-related securities held by third parties	1,345,741	1,335,393
Single-family other guarantee commitments(5)	14,705	13,798

Total Single-family Guarantee — Managed loan portfolio	1,585,942	1,586,905

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,707	2,382
Multifamily Freddie Mac mortgage related securities held by third parties	44,158	39,884
Multifamily other guarantee commitments(5)	9,509	9,657

Total Multifamily — Guarantee portfolio	56,374	51,923

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	50,188	51,718
Multifamily loan portfolio	73,715	76,569

Total Multifamily — Mortgage investments portfolio	123,903	128,287

Total Multifamily portfolio	180,277	180,210

Less : Freddie Mac single-family and certain multifamily securities(6)	(178,659)	(186,763)

Total mortgage portfolio	$1,948,263	$1,956,276

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,622,660	$1,621,774
Non-consolidated Freddie Mac mortgage-related securities	8,449	8,897
Other guarantee commitments(5)	14,705	13,798
Less: HFA-related guarantees(8)	(5,631)	(6,270)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(617)	(654)

Total single-family credit guarantee portfolio	$1,639,566	$1,637,545

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$74,162	$77,017
Non-consolidated Freddie Mac mortgage-related securities	46,419	41,819
Other guarantee commitments(5)	9,509	9,657
Less: HFA-related guarantees(8)	(1,041)	(1,112)

Total multifamily mortgage portfolio	$129,049	$127,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. The Single-family Guarantee segment earns management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which are typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

22	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$1,030	$1,724
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	8	(496)
Derivative gains (losses)	1,387	200
Gains (losses) on trading securities	(392)	(398)
Gains (losses) on sale of mortgage loans	(16)	(14)
Gains (losses) on mortgage loans recorded at fair value	(157)	(38)
Other non-interest income (loss)	759	552

Total non-interest income (loss)	1,589	(194)

Non-interest expense:
Administrative expenses	(112)	(92)

Total non-interest expense	(112)	(92)

Segment adjustments(2)	289	155

Segment Earnings before income tax benefit	2,796	1,593
Income tax benefit	42	35

Segment Earnings, net of taxes	2,838	1,628
Total other comprehensive income, net of taxes	1,956	335

Comprehensive income	$4,794	$1,963

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$285,996	$330,593
Non-mortgage-related investments(6)	86,338	105,539
Single-family unsecuritized loans(7)	91,389	109,306

Total average balances of interest-earning assets	$463,723	$545,438

Return:
Net interest yield — Segment Earnings basis (annualized)	0.89%	1.26%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

Segment Earnings for our Investments segment increased by $1.2 billion to $2.8 billion in the three months ended March 31, 2013, compared to $1.6 billion in the three months ended March 31, 2012, primarily due to an increase in derivative gains. Comprehensive income for our Investments segment increased by $2.8 billion to $4.8 billion in the three months ended March 31, 2013, compared to $2.0 billion in the three months ended March 31, 2012, due to higher Segment Earnings and other comprehensive income. The other comprehensive income increase was due to higher fair value gains on our non-agency mortgage-related securities.

During the three months ended March 31, 2013, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 16%. We held $197.4 billion and $208.1 billion of agency securities, $74.1 billion and $76.5 billion of non-agency mortgage-related securities, and $89.3 billion and $91.4 billion of single-family unsecuritized mortgage loans at March 31, 2013 and December 31, 2012, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. The decline in the

23	Freddie Mac

UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.

Segment Earnings net interest income decreased $694 million, and Segment Earnings net interest yield decreased 37 basis points during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The primary driver of the decreases was the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs primarily due to the replacement of debt at lower rates.

Segment Earnings non-interest income (loss) was $1.6 billion in the three months ended March 31, 2013, compared to $(194) million in the three months ended March 31, 2012. This improvement was primarily due to an increase in derivative gains, an improvement in net impairments of available-for-sale securities recognized in earnings and an increase in other non-interest income, partially offset by an increase in losses on mortgage loans recorded at fair value.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported Segment Earnings, because while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the types of assets and liabilities being hedged do not affect Segment Earnings. We recorded derivative gains for this segment of $1.4 billion and $200 million during the three months ended March 31, 2013 and 2012, respectively, mainly due to the impact of an increase in long-term interest rates. The increase in gains was primarily due to a change in the mix of our derivative portfolio. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Net impairments in our Investments segment were a benefit of $8 million and an expense of $(496) million during the three months ended March 31, 2013 and 2012, respectively. The improvement in impairments was primarily due to improvements in forecasted home prices over the expected life of the available-for-sale securities during the three months ended March 31, 2013. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information on our impairments.

We recorded gains (losses) on trading securities of $(392) million and $(398) million during the three months ended March 31, 2013 and 2012, respectively. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity.

The increase in losses on mortgage loans recorded at fair value to $157 million during the three months ended March 31, 2013 from $38 million during the three months ended March 31, 2012 was primarily due to an increase in interest rates.

We recorded other non-interest income (loss) for this segment of $759 million and $552 million during the three months ended March 31, 2013 and 2012, respectively. The improvement in other non-interest income was primarily due to an increase in amortization income related to premiums on debt securities of consolidated trusts held by third parties. This amortization income increased due to additional prepayments on the debt securities of consolidated trusts held by third parties due in part to the low interest rate environment and additional premiums on new debt securities issued by consolidated trusts. Basis adjustments (premiums or discounts) related to these debt securities of consolidated trusts held by third parties are generated through the securitization and sale of retained mortgage loans or sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio.

Our Investments segment’s other comprehensive income increased to $2.0 billion during the three months ended March 31, 2013 compared to $335 million during the three months ended March 31, 2012, primarily due to higher fair value gains on our non-agency mortgage-related securities due to spread tightening. Changes in fair value of the Multifamily segment investment securities, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.

For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2012 Annual Report.

24	Freddie Mac

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$94	$(32)
Benefit (provision) for credit losses	244	(2,184)
Non-interest income:
Management and guarantee income	1,243	1,011
Other non-interest income	241	181

Total non-interest income	1,484	1,192

Non-interest expense:
Administrative expenses	(241)	(193)
REO operations expense	(8)	(172)
Other non-interest expense	(154)	(73)

Total non-interest expense	(403)	(438)

Segment adjustments(2)	(228)	(196)

Segment Earnings (loss) before income tax expense	1,191	(1,658)
Income tax expense	(5)	(17)

Segment Earnings (loss), net of taxes	1,186	(1,675)
Total other comprehensive income (loss), net of taxes	11	(23)

Total comprehensive income (loss)	$1,197	$(1,698)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,635	$1,741
Issuance — Single-family credit guarantees(3)	$136	$111
Fixed-rate products — Percentage of purchases(4)	97%	95%
Liquidation rate — Single-family credit guarantees (annualized)(5)	35%	30%
Management and Guarantee Fee Rate (in bps, annualized):
Contractual management and guarantee fees(6)	14.8	14.3
Amortization of delivery fees(7)	15.6	8.9

Segment Earnings management and guarantee income	30.4	23.2

Credit:
Serious delinquency rate, at end of period	3.03%	3.51%
REO inventory, at end of period (number of properties)	47,968	59,307
Single-family credit losses, in bps (annualized)(8)	49.9	78.6
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(9)	$9,924	$10,079
30-year fixed mortgage rate(10)	3.6%	4.0%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	For 2013, includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012, as well as an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012.
(7)	Beginning in the fourth quarter of 2012, includes the impact of buy-down fees.
(8)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(9)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated March 7, 2013. The outstanding amount for March 31, 2013 reflects the balance as of December 31, 2012.
(10)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $1.2 billion in the first quarter of 2013 compared to $(1.7) billion in the first quarter of 2012. The improvement was primarily due to a shift from provision for credit losses of $2.2 billion in the first quarter of 2012 to a benefit for credit losses of $0.2 billion in the first quarter of 2013. Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income, offset by the provision for credit losses.

25	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the three months ended March 31, 2013 and 2012.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended March 31, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense)(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$51	32.6	$(4)	2.2	$47
2012	321	32.6	(82)	7.8	239
2011	202	37.1	(33)	6.3	169
2010	189	35.7	(26)	4.7	163
2009	152	32.9	(7)	1.5	145
2008	73	32.2	31	(18.1)	104
2007	69	22.4	145	(54.8)	214
2006	38	19.0	103	(52.1)	141
2005	44	19.8	18	(7.8)	62
2004 and prior	104	22.7	91	(18.5)	195

Total	$1,243	30.4	$236	(5.7)	$1,479

Administrative expenses					(241)
Net interest income (expense)					94
Other non-interest income and expenses, net					(146)

Segment Earnings (loss), net of taxes					$1,186

	Three Months Ended March 31, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense)(2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$17	13.9	$(4)	2.6	$13
2011	185	25.3	(53)	7.4	132
2010	195	26.1	(103)	13.4	92
2009	199	27.4	(106)	14.7	93
2008	86	25.1	(204)	73.5	(118)
2007	83	19.0	(791)	200.3	(708)
2006	53	18.9	(463)	157.2	(410)
2005	61	19.1	(451)	135.3	(390)
2004 and prior	132	20.4	(181)	25.4	(49)

Total	$1,011	23.2	$(2,356)	53.9	$(1,345)

Administrative expenses					(193)
Net interest income (expense)					(32)
Other non-interest income and expenses, net					(105)

Segment Earnings (loss), net of taxes					$(1,675)

(1)	Includes amortization of delivery fees of $471 million and $388 million for the first quarters of 2013 and 2012, respectively. For 2013, includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012, as well as an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012. Beginning in the fourth quarter of 2012, includes the impact of buy-down fees.
(2)	Consists of the aggregate of the Segment Earnings benefit (provision) for credit losses and Segment Earnings REO operations expense. Historical rates of average credit-related expenses may not be representative of future results.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit-related expenses, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit-related expenses.
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit-related expenses are presented based on year of loan origination.

As of March 31, 2013, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. Nevertheless, various factors, such as continued high unemployment rates, future declines in home prices, or negative impacts of HARP loans (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations.

26	Freddie Mac

For the first quarter of 2013, improvements in credit-related expenses for loans originated in 2005 through 2008 resulted from lower estimates of incurred losses due to improvements in home prices. Our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit-related and administrative expenses associated with such loans, on a cumulative basis, primarily due to the high rate of defaults on the loans originated in those years coupled with the high volume of refinancing of these loans that has occurred since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans originated in 2005 through 2008 that remains in our portfolio and consequently reduced management and guarantee income associated with loans from those years (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). However, in certain periods, such as the first quarter of 2013, our guarantees of loans originated in 2005 through 2008 may result in management and guarantee income that exceeds its related expenses.

Based on our historical experience, the performance of the loans in an individual origination year can vary over time. The aggregate UPB of loans and the corresponding management and guarantee fee income from an origination year will decline over time due to repayments, refinancing, and other liquidation events. In addition, credit-related expenses related to the remaining loans in the origination year may be volatile due to changes in home prices and generally will increase over time, as some borrowers experience financial difficulties and default on their loans. As a result, there will likely be periods when an origination year is not profitable, though it may remain profitable on a cumulative basis. We currently believe our management and guarantee fee rates for guarantee issuances after 2008 (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), when coupled with the higher credit quality of the mortgages within these new guarantee issuances, will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans.

Segment Earnings management and guarantee income increased in the first quarter of 2013, as compared to the first quarter of 2012, primarily due to an increase in amortization of upfront fees, including delivery fees. The higher amortization of upfront fees was due to: (a) the amortization of buy-down fees, which we began recording in the Single-family Guarantee segment during the fourth quarter of 2012; and (b) increased refinance activity during the first quarter of 2013.

At the direction of FHFA, we implemented two across-the-board increases in guarantee fees in 2012. As a result, our fees for loans originated in 2013 are generally higher than the fees for loans in previous years. The rate at which we recognize Segment Earnings management and guarantee income will generally be lower in the early years of a guarantee. As a result, Segment Earnings management and guarantee income for more recent origination years will be lower in the initial years and will increase over time as amortization rates increase due to scheduled monthly payments and other liquidation activity.

Our management and guarantee fee income is also influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could negatively impact our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” in our 2012 Annual Report for additional information.

The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion at both March 31, 2013 and December 31, 2012. The annualized liquidation rate on our securitized single-family credit guarantees was approximately 35% and 30% for the first quarters of 2013 and 2012, respectively, and remained high in the first quarter of 2013 due to significant refinancing activity caused by continued low interest rates and, to a lesser extent, the impact of the HARP initiative, which is now extended until 2015. Issuances of our guarantees were $135.6 billion and $110.6 billion in the first quarters of 2013 and 2012, respectively. Although our issuance activity remained high in the first quarter of 2013, we expect the size of our Single-family Guarantee managed loan portfolio will decline during the remainder of 2013.

Refinance volumes represented 84% of our single-family mortgage purchase volume during the first quarter of 2013, compared to 87% in the first quarter of 2012, based on UPB. Relief refinance mortgages comprised approximately 30% and 31% of our total refinance volume during the first quarters of 2013 and 2012, respectively. Approximately 16% of our single-family purchase volume in both the first quarters of 2013 and 2012 were HARP loans. Over time, HARP loans may not perform as well as other refinance mortgages because of the continued high LTV ratios and reduced underwriting standards of these loans. Based on our historical experience, there is an increased probability of borrower defaults as LTV ratios increase. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. For

27	Freddie Mac

more information about HARP loans and our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP loans and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 12% of the UPB of our single-family credit guarantee portfolio as of March 31, 2013. Mortgages originated after 2008, including HARP and other relief refinance loans, represented 67% of the UPB of our single-family credit guarantee portfolio as of March 31, 2013, and the portion of that portfolio represented by such loans continues to increase.

Benefit (provision) for credit losses for the Single-family Guarantee segment was $0.2 billion in the first quarter of 2013, compared to $(2.2) billion in the first quarter of 2012. The shift from a provision for credit losses in the first quarter of 2012 to a benefit for credit losses in the first quarter of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices. Segment Earnings provision for credit losses in the first quarter of 2012 reflected stabilizing expected loss severity and a decline in the number of seriously delinquent loan additions compared to the preceding period.

The serious delinquency rate on our single-family credit guarantee portfolio was 3.03% and 3.25% as of March 31, 2013 and December 31, 2012 and remains high compared to the rates we experienced in years prior to 2009. Charge-offs, net of recoveries, associated with single-family loans were $2.1 billion and $3.3 billion in the first quarters of 2013 and 2012, respectively. Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA-related guarantees were 49.9 basis points and 78.6 basis points for the first quarters of 2013 and 2012, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, and our non-performing assets.

REO operations expense for the Single-family Guarantee segment was $8 million and $172 million in the first quarters of 2013 and 2012, respectively. The decline was primarily due to: (a) a decline in property expenses associated with a lower number of properties in 2013; and (b) improving home prices in certain geographical areas with significant REO activity, which resulted in increased gains on disposition of properties.

Our REO inventory (measured in number of properties) declined 2% from December 31, 2012 to March 31, 2013 as the volume of our single-family REO dispositions exceeded the volume of single-family REO acquisitions. Although there was an improvement in REO disposition severity during the first quarter of 2013, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other non-interest expense for the Single-family Guarantee segment was $154 million in the first quarter of 2013, compared to $73 million in the first quarter of 2012. This increase was primarily due to amounts paid and due to Treasury for the legislated 10 basis point increase to guarantee fees, which we implemented in April 2012. As of March 31, 2013, the cumulative total of amounts paid and due to Treasury related to this increase was $201 million.

28	Freddie Mac

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$303	$318
Benefit for credit losses	34	19
Non-interest income:
Management and guarantee income	46	33
Net impairment of available-for-sale securities recognized in earnings	(11)	(16)
Gains on sale of mortgage loans	67	54
Gains on mortgage loans recorded at fair value	115	177
Other non-interest income	114	109

Total non-interest income	331	357

Non-interest expense:
Administrative expenses	(79)	(52)
REO operations income (expense)	2	1
Other non-interest expense	(5)	(15)

Total non-interest expense	(82)	(66)

Segment Earnings before income tax benefit (expense)	586	628
Income tax benefit (expense)	(1)	(4)

Segment Earnings, net of taxes	585	624
Total other comprehensive income, net of taxes	423	900

Total comprehensive income	$1,008	$1,524

Key metrics:
Balances and Volume:
Average balance of Multifamily loan portfolio(2)	$76,136	$83,130
Average balance of Multifamily guarantee portfolio	$54,585	$36,645
Average balance of Multifamily investment securities portfolio	$50,641	$58,028
Multifamily new loan purchase and other guarantee commitment volume(3)	$6,044	$5,751
Multifamily units financed from new volume activity(3)	86,582	86,345
Multifamily K Certificate issuance — guaranteed portion	$4,770	$3,139
Multifamily K Certificate issuance — unguaranteed portion	$788	$582
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.95%	0.90%
Average Management and guarantee fee rate, in bps (annualized):(4)
K Certificate	19.3	19.4
All other guarantees	74.0	67.0
Total	33.4	38.7
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.34%	0.39%
Non-credit-enhanced loans, at period end	0.04%	0.16%
Total delinquency rate, at period end(5)	0.16%	0.23%
Allowance for loan losses and reserve for guarantee losses, at period end	$340	$525
Allowance for loan losses and reserve for guarantee losses, in bps	26.2	43.6
Credit losses, in bps (annualized)(6)	—	—
REO inventory, at net carrying value	$77	$121
REO inventory, at period end (number of properties)	6	16

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Includes both unsecuritized multifamily mortgage loans and multifamily mortgage loans underlying consolidated trusts.
(3)	Excludes our guarantees issued under the HFA initiative and K Certificate issuances.
(4)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees for each category, divided by the sum of the average UPB of the related category of guarantee. The average UPB of the all other guarantees category includes the average UPB associated with the HFA initiative guarantees, excluding certain bonds under the NIBP.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(6)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loan portfolio and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative guarantees.

Segment Earnings for our Multifamily segment decreased to $585 million in the first quarter of 2013, compared to $624 million in the first quarter of 2012. The decrease in the first quarter of 2013 was primarily due to lower gains on mortgage loans recorded at fair value compared to the first quarter of 2012.

29	Freddie Mac

Comprehensive income for our Multifamily segment was $1.0 billion in the first quarter of 2013, consisting of: (a) Segment Earnings of $0.6 billion; and (b) $0.4 billion of total other comprehensive income, which was mainly attributable to an increase in the fair value of available-for-sale CMBS in the first quarter of 2013. This increase was driven by continued favorable non-interest rate-related market movements in the first quarter of 2013.

Our multifamily new business activity (loan purchases and other guarantee commitment issuances) increased to $6.0 billion for the first quarter of 2013 compared to $5.8 billion during the first quarter of 2012 as the multifamily market activity continued to be strong in the first quarter of 2013. We issued guarantees on K Certificates of $4.8 billion in UPB in the first quarter of 2013, compared to $3.1 billion during the first quarter of 2012. The UPB of the total multifamily portfolio was $180.3 billion as of March 31, 2013 compared to $180.2 billion at December 31, 2012 as new business activity was largely offset by liquidations of our multifamily investment securities and multifamily loan portfolios. Although demand for multifamily financing is expected to remain strong, we expect lower new business volumes in 2013, because the 2013 Conservatorship Scorecard includes a goal for us to reduce our multifamily new business activity by at least 10% as compared to 2012 levels, and we expect increased competition from other market participants. Our new business activity for 2012 was $28.8 billion.

Segment Earnings net interest income decreased by 5%, to $303 million, in the first quarter of 2013 from $318 million in the first quarter of 2012. The decrease in the first quarter of 2013 was primarily due to lower average balances of the loan and investment securities portfolios in the first quarter of 2013. Net interest yield was 95 and 90 basis points in the first quarters of 2013 and 2012, respectively.

Segment Earnings non-interest income was $331 million and $357 million in the first quarters of 2013 and 2012, respectively. We recognize changes in fair value on multifamily mortgage loans we purchase for securitization as gains (losses) on mortgage loans recorded at fair value while we hold them on our consolidated balance sheets. In the period we sell these loans (primarily through securitization), we recognize a gain or loss on sale of mortgage loans based on proceeds of the sale. Together, these amounts represent the holding period gains or losses associated with the loans. Slightly less favorable non-interest rate-related market movements in the first quarter of 2013 resulted in lower gains on mortgage loans recorded at fair value, but were partially offset by increased gains on sale of mortgage loans due to an increase in the volume of multifamily securitizations compared to the first quarter of 2012. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates.

Segment Earnings management and guarantee income increased to $46 million in the first quarter of 2013 compared to $33 million in the first quarter of 2012 primarily due to the higher average balance of the multifamily guarantee portfolio in the first quarter of 2013, which is attributed to K Certificate issuances during the last 12 months. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 33 basis points in the first quarter of 2013 from 39 basis points in the first quarter of 2012. The decline primarily reflects the issuances of K Certificates during the last 12 months, which have lower fees than our other guarantee activities as a result of our reduced credit risk exposure due to the use of subordination. The amount of subordination employed in our K Certificates is based on our expectations of potential future credit losses associated with these transactions.

As a result of our underwriting standards and practices, which we believe are prudent, and positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong, and we had no credit losses during the first quarters of 2013 and 2012. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance of our multifamily mortgage portfolio.

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

30	Freddie Mac

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at March 31, 2013. These short-term assets related to our consolidated VIEs decreased by $4.8 billion from December 31, 2012 to March 31, 2013, primarily due to a decrease in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $27.7 billion and $8.5 billion of cash and cash equivalents, no federal funds sold, and $11.4 billion and $18.3 billion of securities purchased under agreements to resell at March 31, 2013 and December 31, 2012, respectively. The aggregate increase in these assets was primarily driven by a shift from non-mortgage-related securities into shorter term cash and cash equivalents. Excluding amounts related to our consolidated VIEs, we held on average $27.5 billion of cash and cash equivalents and $15.6 billion of federal funds sold and securities purchased under agreements to resell during the three months ended March 31, 2013.

For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2012 Annual Report.

Investments in Securities

The table below provides detail regarding our investments in securities as of March 31, 2013 and December 31, 2012. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

Table 16 — Investments in Securities

	Fair Value
	March 31, 2013	December 31, 2012
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$52,395	$58,515
Fannie Mae	13,857	15,280
Ginnie Mae	196	209
CMBS	49,685	51,307
Subprime	28,518	26,457
Option ARM	6,144	5,717
Alt-A and other	10,960	10,904
Obligations of states and political subdivisions	5,305	5,798
Manufactured housing	700	709

Total available-for-sale mortgage-related securities	167,760	174,896

Total investments in available-for-sale securities	167,760	174,896

Trading:
Mortgage-related securities:
Freddie Mac(1)	9,647	10,354
Fannie Mae	9,247	10,338
Ginnie Mae	121	131
Other	156	156

Total trading mortgage-related securities	19,171	20,979

Non-mortgage-related securities:
Asset-backed securities	89	292
Treasury bills	—	1,160
Treasury notes	12,329	19,061

Total trading non-mortgage-related securities	12,418	20,513

Total investments in trading securities	31,589	41,492

Total investments in securities	$199,349	$216,388

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report.

31	Freddie Mac

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities of $12.4 billion and $20.5 billion as of March 31, 2013 and December 31, 2012, respectively.

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

32	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2013			December 31, 2012
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:(2)
Single-family	$45,634	$6,236	$51,870	$50,979	$7,256	$58,235
Multifamily	1,116	1,591	2,707	750	1,632	2,382

Total Freddie Mac mortgage-related securities	46,750	7,827	54,577	51,729	8,888	60,617

Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	9,643	11,490	21,133	10,864	12,518	23,382
Multifamily	27	33	60	35	49	84
Ginnie Mae:
Single-family	186	88	274	202	91	293
Multifamily	15	—	15	15	—	15

Total Non-Freddie Mac agency securities	9,871	11,611	21,482	11,116	12,658	23,774

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	301	43,017	43,318	311	44,086	44,397
Option ARM	—	11,617	11,617	—	12,012	12,012
Alt-A and other	1,696	12,645	14,341	1,774	13,036	14,810
CMBS	16,907	29,285	46,192	17,657	30,300	47,957
Obligations of states and political subdivisions(5)	5,171	18	5,189	5,637	19	5,656
Manufactured housing	726	116	842	741	121	862

Total non-agency mortgage-related securities(6)	24,801	96,698	121,499	26,120	99,574	125,694

Total UPB of mortgage-related securities	$81,422	$116,136	197,558	$88,965	$121,120	210,085

Premiums, discounts, deferred fees, impairments of
UPB and other basis adjustments			(13,595)			(13,922)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			2,968			(288)

Total carrying value of mortgage-related securities			$186,931			$195,875

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see ‘‘Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’
(5)	Consists of housing revenue bonds. Approximately 35% and 36% of these securities held at March 31, 2013 and December 31, 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 21% of total non-agency mortgage-related securities held at both March 31, 2013 and December 31, 2012, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

33	Freddie Mac

Table 18 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2013		December 31, 2012
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$15,962	$17,294	$17,614	$19,125
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	1,914	—	2,023
Principal-only securities(3)	2,003	1,898	2,291	2,169
Inverse floating-rate securities(4)	2,331	3,519	2,804	4,106
Other Structured Securities(5)	55,763	60,838	61,682	67,404

Total agency securities	76,059	85,463	84,391	94,827
Non-agency securities(6)	121,499	101,468	125,694	101,048

Total mortgage-related securities	$197,558	$186,931	$210,085	$195,875

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.
(6)	Includes fair values of $3 million of interest-only securities at both March 31, 2013 and December 31, 2012.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $210.1 billion at December 31, 2012 to $197.6 billion at March 31, 2013, while the fair value of these investments decreased from $195.9 billion at December 31, 2012 to $186.9 billion at March 31, 2013. The reduction in UPB resulted from liquidations, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for the three months ended March 31, 2013 and 2012. This activity primarily consists of purchases of single-family PCs and multifamily Other Guarantee Transactions. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Table 19 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$—	$5
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Variable-rate	50	50

Total agency securities	50	50

Non-agency mortgage-related securities:
CMBS:
Variable-rate	—	10

Total non-agency mortgage-related securities	—	10

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	50	60

Total non-Freddie Mac mortgage-related securities purchased	$50	$65

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$19,660	$3,465
Variable-rate	220	132

Total Freddie Mac mortgage-related securities purchased	$19,880	$3,597

Mortgage-related securities purchased for Other Guarantee Transactions(2)	$4,770	$3,124

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.

34	Freddie Mac

The purchases of Freddie Mac mortgage-related securities we made during the three months ended March 31, 2013, as reflected in the table above, primarily related to transactions in support of the liquidity and price performance of our PCs. In addition, during both periods presented above, we purchased mortgage-related securities backed by Freddie Mac underwritten loans in connection with our subsequent issuances of multifamily K Certificates. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” in our 2012 Annual Report.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At March 31, 2013, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $8.5 billion, compared to $12.4 billion at December 31, 2012. The decrease was primarily due to fair value gains related to our investments in single-family non-agency mortgage-related securities, primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at March 31, 2013 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

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

35	Freddie Mac

T able 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics (1)

	As of
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(dollars in millions)
UPB:
Subprime first lien(2)	$42,998	$44,066	$45,166	$46,306	$47,478
Option ARM	11,617	12,012	12,477	12,958	13,508
Alt-A(3)	12,243	12,634	13,055	13,471	13,885
Gross unrealized losses, pre-tax:(4)
Subprime first lien (2)	$6,085	$9,128	$10,464	$12,810	$12,661
Option ARM	1,226	1,785	2,502	2,997	2,909
Alt-A(3)	781	1,093	1,488	2,082	2,094
Present value of expected future credit losses:(5)
Subprime first lien(2)	$6,195	$7,159	$7,129	$6,571	$7,325
Option ARM	2,896	3,542	3,442	3,296	3,908
Alt-A(3)	1,450	1,739	1,699	1,956	2,237
Collateral delinquency rate:(6)
Subprime first lien (2)	38%	39%	39%	40%	42%
Option ARM	36	38	40	42	43
Alt-A(3)	22	23	24	24	25
Average credit enhancement:(7)
Subprime first lien(2)	14%	15%	17%	19%	20%
Option ARM	2	3	4	5	6
Alt-A(3)	4	4	5	5	6
Cumulative collateral loss:(8)
Subprime first lien(2)	27%	26%	25%	24%	23%
Option ARM	22	21	20	19	18
Alt-A(3)	11	10	10	9	9

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of the present value of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements.

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $11.1 billion at March 31, 2013 from $13.2 billion at December 31, 2012. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) improvements in forecasted home prices over the expected life of our available-for-sale securities; (b) realized cash shortfalls; and (c) mortgage-related security sales.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $3.1 billion on impaired non-agency mortgage-related securities, including $277 million related to the three months ended March 31, 2013. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities we hold will be less than the fair value declines experienced on these securities. As noted above, at March 31, 2013, our estimate of the present value of expected future credit losses was $11.1 billion.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural

36	Freddie Mac

enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three months ended March 31, 2013, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans.

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,065	$1,106	$1,149	$1,180	$1,175
Principal cash shortfalls	14	7	4	7	6
Option ARM:
Principal repayments	$217	$239	$269	$300	$272
Principal cash shortfalls	178	226	211	234	169
Alt-A and other:
Principal repayments	$385	$423	$393	$405	$374
Principal cash shortfalls	84	81	101	106	97

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We and FHFA, as Conservator, are involved in efforts to mitigate our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Agency and Non-Agency Mortgage-Related Security Issuers” for more information.

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

Table 22 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(in millions)
Subprime:(1)
2006 & 2007	$27	$591	$159	$51	$433
Other years	6	24	1	7	8

Total subprime	33	615	160	58	441

Option ARM:
2006 & 2007	—	306	62	18	32
Other years	—	122	—	—	16

Total option ARM	—	428	62	18	48

Alt-A:
2006 & 2007	—	37	—	—	16
Other years	—	100	—	1	36

Total Alt-A	—	137	—	1	52

Other loans	—	—	—	1	5

Total subprime, option ARM, Alt-A and other loans	33	1,180	222	78	546
CMBS	10	58	45	19	16
Manufactured housing	—	1	—	1	2

Total available-for-sale mortgage-related securities	$43	$1,239	$267	$98	$564

(1)	Includes all first and second liens.

37	Freddie Mac

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $43 million during the three months ended March 31, 2013 compared to $564 million during the three months ended March 31, 2012. We recorded these impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2012 Annual Report.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2013. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2013 and have recorded these unrealized losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities declined in periods after 2007. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors that have negatively affected the performance of our investments in non-agency mortgage-related securities since 2007 include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress, such as California and Florida. Loans in these states are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. While this uncertainty contributed to impairments recognized in earnings in past periods, it did not contribute to impairments in the first quarter of 2013. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support expected to be available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, and government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Changes in interest rates may also affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. The lengthening of the foreclosure timelines that has occurred in recent years can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the uncertainty of the housing and economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2012 Annual Report.

38	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at March 31, 2013 based on their ratings as of March 31, 2013, as well as those held at December 31, 2012 based on their ratings as of December 31, 2012 using the lowest rating available for each security.

39	Freddie Mac

Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of March 31, 2013	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime loans:
AAA-rated	$164	—%	$164	$(4)	$2
Other investment grade	1,792	4	1,741	(59)	375
Below investment grade(2)	41,362	96	32,512	(6,023)	1,435

Total	$43,318	100%	$34,417	$(6,086)	$1,812

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	28	—	27	(2)	28
Below investment grade(2)	11,589	100	7,231	(1,224)	10

Total	$11,617	100%	$7,258	$(1,226)	$38

Alt-A and other loans:
AAA-rated	$42	—%	$42	$(1)	$6
Other investment grade	1,460	10	1,471	(95)	251
Below investment grade(2)	12,839	90	9,974	(772)	1,799

Total	$14,341	100%	$11,487	$(868)	$2,056

CMBS:
AAA-rated	$23,498	51%	$23,525	$—	$41
Other investment grade	19,915	43	19,867	(74)	1,696
Below investment grade(2)	2,779	6	2,707	(116)	1,565

Total	$46,192	100%	$46,099	$(190)	$3,302

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$23,704	21%	$23,731	$(5)	$49
Other investment grade	23,195	20	23,106	(230)	2,350
Below investment grade(2)	68,569	59	52,424	(8,135)	4,809

Total	$115,468	100%	$99,261	$(8,370)	$7,208

Total investments in mortgage-related securities	$197,558
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	58%

Credit Ratings as of December 31, 2012
Subprime loans:
AAA-rated	$268	1%	$268	$(21)	$18
Other investment grade	1,989	4	1,945	(110)	366
Below investment grade(2)	42,140	95	33,290	(8,998)	1,474

Total	$44,397	100%	$35,503	$(9,129)	$1,858

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	32	—	32	(2)	32
Below investment grade(2)	11,980	100	7,422	(1,783)	12

Total	$12,012	100%	$7,454	$(1,785)	$44

Alt-A and other loans:
AAA-rated	$48	—%	$48	$(2)	$6
Other investment grade	1,570	11	1,581	(133)	261
Below investment grade(2)	13,192	89	10,234	(1,066)	1,862

Total	$14,810	100%	$11,863	$(1,201)	$2,129

CMBS:
AAA-rated	$24,401	51%	$24,431	$(4)	$41
Other investment grade	20,860	43	20,813	(87)	1,698
Below investment grade(2)	2,696	6	2,490	(90)	1,568

Total	$47,957	100%	$47,734	$(181)	$3,307

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,717	21%	$24,747	$(27)	$65
Other investment grade	24,451	20	24,371	(332)	2,357
Below investment grade(2)	70,008	59	53,436	(11,937)	4,916

Total	$119,176	100%	$102,554	$(12,296)	$7,338

Total investments in mortgage-related securities	$210,085
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

40	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion as of both March 31, 2013 and December 31, 2012. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.

The UPB of unsecuritized single-family mortgage loans declined by $5.9 billion to $138.8 billion at March 31, 2013, from $144.7 billion at December 31, 2012, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitizations of loans through our PC cash auction process.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $55.0 billion, or 3.3%, of these loans were seriously delinquent as of March 31, 2013, compared to $59.8 billion, or 3.6%, as of December 31, 2012. For more information on seriously delinquent single-family loans, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Credit Performance — Delinquencies.” The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $73.7 billion at March 31, 2013 and $76.6 billion at December 31, 2012. This decline is primarily the result of principal repayments on our loans held for investment during the period.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $28.6 billion and $30.9 billion at March 31, 2013 and December 31, 2012, respectively, including $28.3 billion and $30.5 billion, respectively, related to single-family loans. At March 31, 2013 and December 31, 2012, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.6% and 1.7%, respectively, and as a percentage of the UPB associated with our non-performing loans were 22.2% and 23.5%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

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

41	Freddie Mac

Table 24 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended March 31,
	2013		2012
	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$88,574	64%	$61,847	56%
20-year amortizing fixed-rate	6,929	5	8,410	8
15-year amortizing fixed-rate	32,126	24	29,574	26
Adjustable-rate(2)	4,179	3	5,152	5
FHA/VA and other governmental	76	<1	90	<1

Total single-family(3)	131,884	96	105,073	95

Multifamily	6,044	4	5,751	5

Total mortgage loan purchases and other guarantee commitment issuances(4)	$137,928	100%	$110,824	100%

Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements(5)	13%		9%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first quarters of 2013 and 2012.
(3)	Includes $10.0 billion and $8.6 billion of conforming jumbo loan purchases and $0.2 billion and $0.3 billion of conforming jumbo loans underlying other guarantee commitments for the first quarters of 2013 and 2012, respectively.
(4)	Includes issuances of other guarantee commitments on single-family loans of $2.2 billion and $2.3 billion and issuances of other guarantee commitments on multifamily loans of $0.1 billion and $0.1 billion during the first quarters of 2013 and 2012, respectively.
(5)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about certain mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable, and cash collateral held or posted on our consolidated balance sheets in derivative assets, net and derivative liabilities, net. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for more information about collateral held and posted and “NOTE 9: DERIVATIVES” for additional information regarding our derivatives.

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of March 31, 2013. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

42	Freddie Mac

Table 25 — Derivative Fair Values and Maturities

	March 31, 2013
	Notional or Contractual Amount(2)	Total Fair Value(3)	Fair Value(1)
			Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$263,171	$9,414	$127	$847	$2,751	$5,689
Weighted average fixed rate(4)			0.94%	1.09%	1.60%	2.79%
Forward-starting swaps(5)	11,265	767	—	—	—	767
Weighted average fixed rate(4)			—%	—%	—%	3.08%

Total receive-fixed	274,436	10,181	127	847	2,751	6,456

Basis (floating to floating)	300	5	—	—	5	—
Pay-fixed:
Swaps	257,985	(23,795)	(137)	(3,181)	(5,188)	(15,289)
Weighted average fixed rate(4)			2.09%	2.78%	3.46%	3.33%
Forward-starting swaps(5)	6,386	(1,066)	—	—	—	(1,066)
Weighted average fixed rate(4)			—%	—%	—%	3.98%

Total pay-fixed	264,371	(24,861)	(137)	(3,181)	(5,188)	(16,355)

Total interest-rate swaps	539,107	(14,675)	(10)	(2,334)	(2,432)	(9,899)

Option-based:
Call swaptions
Purchased	37,650	6,842	1,363	3,463	708	1,308
Written	6,195	(640)	(36)	(604)	—	—
Put swaptions
Purchased	35,200	336	1	40	21	274
Other option-based derivatives(6)	23,975	1,609	—	—	—	1,609

Total option-based	103,020	8,147	1,328	2,899	729	3,191

Futures	20,819	2	2	—	—	—
Foreign-currency swaps	492	4	4	—	—	—
Commitments	23,986	(11)	(11)	—	—	—
Swap guarantee derivatives	3,617	(33)	—	(1)	(1)	(31)

Subtotal	691,041	(6,566)	$1,313	$564	$(1,704)	$(6,739)

Credit derivatives	7,709	(4)

Subtotal	698,750	(6,570)
Derivative interest receivable (payable), net		(983)
Trade/settle receivable (payable), net		107
Derivative cash collateral (held) posted, net		7,820

Total	$698,750	$374

(1)	Fair value is categorized based on the period from March 31, 2013 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Excludes $485 million of non-cash collateral held. See endnote (5) to “Table 51 — Derivative Counterparty Credit Exposure” for information about non-cash collateral held or posted.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to twelve years as of March 31, 2013.
(6)	Primarily includes purchased interest-rate caps and floors.

At March 31, 2013, the net fair value of our total derivative portfolio was $374 million, as compared to $479 million at December 31, 2012. The decrease in the net fair value of derivatives resulted from the effects of an increase in longer-term interest rates. The derivative portfolio notional amount declined to $699 billion at March 31, 2013 from $746 billion at December 31, 2012. See “NOTE 9: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2013 and December 31, 2012, as well as derivative collateral posted and held.

The table below summarizes the changes in derivative fair values.

43	Freddie Mac

Table 26 — Changes in Derivative Fair Values

	Three Months Ended March 31,
	2013(1)	2012(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(6,896)	$(8,662)
Net change in:
Commitments	16	19
Swap guarantee derivatives	2	1
Other derivatives:(3)
Changes in fair value	1,169	76
Contracts realized or otherwise settled during the period	(861)	30

Ending balance, at March 31 — Net asset (liability)	$(6,570)	$(8,536)

(1)	Refer to ‘‘Table 25 — Derivative Fair Values and Maturities’’ for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of March 31, 2013.
(2)	At March 31, 2012, fair value in this table excludes derivative interest receivable or (payable), net of $(1.1) billion, trade/settle receivable or (payable), net of $299 million, and derivative cash collateral posted, net of $9.2 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $4.3 billion at March 31, 2013, from $4.4 billion at December 31, 2012 as dispositions continued to exceed acquisitions. The volume of our single-family REO acquisitions in recent periods has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) a high volume of foreclosure alternatives, which result in fewer loans proceeding to foreclosure, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets and Liabilities

We had a net deferred tax liability of $450 million as of March 31, 2013 compared to a net deferred tax asset of $778 million as of December 31, 2012. During the first quarter of 2013, the valuation allowance on our net deferred tax assets decreased by $1.6 billion, to $30.1 billion. As a result of maintaining a valuation allowance on our net deferred tax assets, there remains a net deferred tax liability associated with unrealized gains on our available-for-sale securities as of March 31, 2013.

On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax assets. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate certain objective evidence including: (a) our cumulative loss position for the past three years; (b) our estimated 2012 taxable income (loss), which is expected to be break-even; (c) our significant tax net operating loss and low income housing tax credit carryforwards; (d) our access to capital under the agreements associated with the conservatorship; and (e) the positive trend of our financial results. Additionally, we evaluate certain subjective evidence including: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) the likelihood of estimated 2013 taxable income; and (c) management’s intent and ability to hold our available-for-sale securities until losses can be recovered. Our consideration of the evidence requires significant judgments, estimates and assumptions about inherently uncertain matters, particularly about our future business structure and financial condition.

In evaluating whether we will be able to realize our net deferred tax assets as of March 31, 2013, we determined that the negative evidence supporting maintaining a valuation allowance outweighed the positive evidence supporting a release of the valuation allowance. As a result, we have concluded that at March 31, 2013, it is not more likely than not that we will be able to realize our net deferred tax assets, and we continue to record a valuation allowance related to our net deferred tax assets.

44	Freddie Mac

As a result of maintaining a valuation allowance on our net deferred tax assets, there remains a net deferred tax liability associated with unrealized gains on our available-for-sale securities as of March 31, 2013. See “NOTE 12: INCOME TAXES” for additional information.

In recent periods, certain of our negative objective evidence has been improving and could become positive as early as the second quarter of 2013. Specifically, we currently expect that we will no longer be in a three-year cumulative loss position. Additionally, we continue to update and analyze a range of forecast scenarios of future tax and book income to determine whether these forecasts support full realization of our deferred tax assets. Forecasts are inherently uncertain and rely on significant assumptions and judgments. These assumptions and judgments can change over time. Due to the significant uncertainties related to the conservatorship and ongoing changes to our business as a result of public policy, it is very difficult for us to make projections concerning our financial performance beyond the near term. In addition, under our current base forecast we would need projected income over the next 17 years in order to fully realize our net deferred tax assets. When we evaluate our ability to realize our net deferred tax assets in future quarters, we will consider the impacts of these developments, the uncertainty in reliably forecasting book and taxable income given the historical volatility in our financial statements, changes in public policy, the changing economic environment, and the continuing uncertainties created by conservatorship.

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other guarantee commitments, accounts and other receivables, and other miscellaneous assets. Other assets decreased to $12.1 billion as of March 31, 2013 from $13.8 billion as of December 31, 2012 primarily due to a decrease in servicer receivables resulting from a decrease in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

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

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

45	Freddie Mac

Table 27 — Freddie Mac Mortgage-Related Securities(1)

	March 31, 2013			December 31, 2012
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,036,115	$—	$1,036,115	$1,039,439	$—	$1,039,439
20-year amortizing fixed-rate	79,397	—	79,397	78,122	—	78,122
15-year amortizing fixed-rate	279,365	—	279,365	270,032	—	270,032
Adjustable-rate(2)	67,863	—	67,863	68,470	—	68,470
Interest-only(3)	37,607	—	37,607	41,275	—	41,275
FHA/VA and other governmental	2,943	—	2,943	3,084	—	3,084

Total single-family	1,503,290	—	1,503,290	1,500,422	—	1,500,422

Multifamily	—	4,184	4,184	—	4,224	4,224

Total single-family and multifamily	1,503,290	4,184	1,507,474	1,500,422	4,224	1,504,646

Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	9,954	3,365	13,319	10,455	3,415	13,870
Multifamily	447	41,387	41,834	448	36,732	37,180

Total Non-HFA bonds	10,401	44,752	55,153	10,903	40,147	51,050

HFA Bonds:(5)
Single-family	—	4,467	4,467	—	4,827	4,827
Multifamily	—	848	848	—	863	863

Total HFA bonds	—	5,315	5,315	—	5,690	5,690

Total Other Guarantee Transactions	10,401	50,067	60,468	10,903	45,837	56,740

REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	617	617	—	654	654

Total Freddie Mac Mortgage-Related Securities	$1,513,691	$54,868	$1,568,559	$1,511,325	$50,715	$1,562,040

Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(122,183)			(124,066)

Total UPB of debt securities of consolidated trusts held by third parties	$1,391,508			$1,387,259

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.
(2)	Includes $1.0 billion in UPB of option ARM mortgage loans as of both March 31, 2013 and December 31, 2012. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $6.1 billion and $6.3 billion in UPB of securities backed by option ARM mortgage loans at March 31, 2013 and December 31, 2012, respectively.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 93% at both March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013, the total UPB of debt securities of consolidated trusts held by third parties increased approximately 0.3%, as the volume of our new issuances was more than the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA bonds, increased to $41.8 billion as of March 31, 2013 from $37.2 billion as of December 31, 2012, due to multifamily loan securitization activity.

46	Freddie Mac

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,387,259	$1,452,476
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	89,769	64,041
20-year amortizing fixed-rate	7,221	8,395
15-year amortizing fixed-rate	32,324	30,672
Adjustable-rate	4,161	5,148
Debt securities of consolidated trusts retained by us at issuance	(12,599)	(2,905)

Net issuances of debt securities of consolidated trusts	120,876	105,351
Reissuances of debt securities of consolidated trusts previously held by us(2)	12,514	11,642

Total issuances to third parties of debt securities of consolidated trusts	133,390	116,993
Extinguishments, net(3)	(129,141)	(110,104)

Ending balance of debt securities of consolidated trusts held by third parties	$1,391,508	$1,459,365

(1)	Based on UPB.
(2)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(3)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of March 31, 2013 and 2012.

Extinguishments, net increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to significant refinance activity caused by continued low interest rates and the effect of the expanded HARP initiative. Net issuances of debt securities of consolidated trusts increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the refinance activity noted above. Debt securities of consolidated trusts retained by us at issuance increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer liabilities, accounts payable and accrued expenses, other miscellaneous liabilities, and at March 31, 2013, the net deferred tax liability. Other liabilities increased to $6.4 billion as of March 31, 2013 from $6.1 billion as of December 31, 2012 primarily due to a shift of the tax effect of our available-for-sale securities from a deferred tax asset to a deferred tax liability since the unrealized gain/loss position of these securities moved from a net unrealized loss to a net unrealized gain. See “Deferred Tax Assets and Liabilities,” “NOTE 12: INCOME TAXES,” and “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

47	Freddie Mac

Table 29 — Changes in Total Equity (Deficit)

	Three Months Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(in millions)
Beginning balance	$8,827	$4,907	$1,086	$(18)	$(146)
Net income	4,581	4,457	2,928	3,020	577
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	2,280	1,261	2,599	(238)	1,147
Changes in unrealized gains (losses) related to cash flow hedge relationships	90	94	102	107	111
Changes in defined benefit plans	20	(84)	1	3	(46)

Comprehensive income	6,971	5,728	5,630	2,892	1,789
Capital draw funded by Treasury	—	—	—	19	146
Senior preferred stock dividends declared	(5,827)	(1,808)	(1,809)	(1,809)	(1,807)
Other	—	—	—	2	—

Total equity (deficit)/Net worth	$9,971	$8,827	$4,907	$1,086	$(18)

Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,336	$71,336	$71,336	$71,336	$71,317
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$29,581	$23,754	$21,946	$20,137	$18,328
Percentage of dividends paid to Treasury in cash to aggregate draws (as of period end)	41%	33%	31%	28%	26%

(1)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2013. We paid cash dividends to Treasury of $5.8 billion during the three months ended March 31, 2013. Based on our Net Worth Amount at March 31, 2013, our dividend obligation to Treasury in June 2013 will be $7.0 billion.

Our available-for-sale securities shifted from a net unrealized loss of $1.4 billion at December 31, 2012 to a net unrealized gain of $836 million at March 31, 2013. This $2.3 billion improvement in AOCI was primarily due to fair value gains related to: (a) the impact of spread tightening on our non-agency mortgage-related securities; and (b) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity. Net unrealized losses on our closed cash flow hedge relationships in AOCI decreased by $90 million during the three months ended March 31, 2013, primarily attributable to the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. See “RISK FACTORS” in our 2012 Annual Report for additional information regarding these and other risks.

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

48	Freddie Mac

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

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product, the property type and market value, and the occupancy type of the loan. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2012 Annual Report.

Conditions in the mortgage market improved in most geographical areas during the first quarter of 2013. However, many single-family mortgage loans, especially those originated from 2005 through 2008, have been adversely affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment in many areas. Our serious delinquency rate continued to decline, but remained high in the first quarter of 2013 compared to the rates we experienced in years prior to 2009, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans also remained at high levels during the first quarter of 2013.

The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of March 31, 2013 and for the three months ended March 31, 2013.

Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At March 31, 2013						Three Months Ended March 31, 2013
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses
Year of Origination
2013	5%	752	75%	74%	10%	—%	—%
2012	25	755	77	74	11	0.08	<1
2011	13	752	72	66	4	0.31	1
2010	13	751	72	67	4	0.58	2
2009	11	749	70	68	3	0.95	2

Combined-2009 to 2013	67	752	74	70	7	0.38	5

2008	4	718	74	86	26	6.97	9
2007	7	698	77	105	53	12.18	34
2006	5	704	75	102	48	11.16	23
2005	6	711	73	87	29	7.15	19

Combined-2005 to 2008	22	707	75	96	40	9.48	85

2004 and prior	11	713	72	55	5	3.23	10

Total	100%	738	74	74	14	3.03	100%

(1)	Based on the loans remaining in the portfolio at March 31, 2013, which totaled $1.6 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2013. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “Delinquencies” for further information about our reported serious delinquency rates.

Improvement in home prices in many areas of the U.S. during the first quarter of 2013 led to improved current LTV ratios of the loans in our portfolio as of March 31, 2013. We estimate that as of March 31, 2013 and December 31, 2012, approximately 40% and 42%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. Loans with current LTV ratios greater than 100% comprised 14% and 15%, of our single-family credit guarantee portfolio, based on UPB at March 31, 2013 and

49	Freddie Mac

December 31, 2012, respectively, and comprised approximately 77% and 88% of our credit losses recognized in the first quarters of 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, for the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 721 and 722, respectively.

We believe the gradual replacement of the loans originated in 2005 to 2008 has positively impacted the payment performance of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring continues to be negatively affected by a low volume of new purchase mortgage originations and a lengthy foreclosure process in many states.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $152,000 and $151,000 at March 31, 2013 and December 31, 2012, respectively. We purchased loans or issued other guarantee commitments for approximately 636,000 and 491,000 single-family loans totaling $131.9 billion and $105.1 billion of UPB during the first quarters of 2013 and 2012, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Our guarantees related to second-lien mortgage loans in the single-family credit guarantee portfolio are insignificant. Approximately 97% of the single-family mortgages we purchased or guaranteed in the first quarter of 2013 were fixed-rate amortizing mortgages, based on UPB. Approximately 84% of the single-family mortgages we purchased or guaranteed in the first quarter of 2013 were refinance mortgages, and approximately 25% were relief refinance mortgages, based on UPB.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including HARP and other relief refinance loans, comprised an increasing proportion of the portfolio during the first quarter of 2013, and the proportion of loans originated prior to 2009 within the portfolio continued to decline.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during the first quarter of 2013. During the first quarters of 2013 and 2012, we purchased or guaranteed more than 539,000 and 425,000, respectively, of single-family loans that were refinance mortgages totaling $111.3 billion and $91.2 billion in UPB, respectively. As of March 31, 2013 and December 31, 2012, there were approximately 10.8 million and 10.9 million loans, respectively, in our single-family credit guarantee portfolio, including 1.8 million and 1.6 million, respectively, of these that were relief refinance mortgages.

The tables below provide additional characteristics of single-family mortgage loans purchased during the first quarters of 2013 and 2012, and of our single-family credit guarantee portfolio at March 31, 2013 and December 31, 2012.

50	Freddie Mac

Table 31 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Three Months Ended March 31,
	2013			2012
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	4%	22%	26%	4%	24%	28%
Above 60% to 70%	2	13	15	3	14	17
Above 70% to 80%	3	30	33	3	30	33
Above 80% to 100%	7	10	17	10	6	16
Above 100% to 125%	5	<1	5	6	<1	6
Above 125%	4	—	4	<1	—	<1

Total	25%	75%	100%	26%	74%	100%

Weighted average original LTV ratio	93%	68%	74%	85%	66%	71%
Credit Score(2)
740 and above	13%	56%	69%	16%	57%	73%
700 to 739	5	13	18	5	11	16
660 to 699	4	5	9	3	5	8
620 to 659	2	1	3	1	1	2
Less than 620	1	<1	1	1	<1	1
Not available	—	<1	<1	—	<1	<1

Total	25%	75%	100%	26%	74%	100%

Weighted average credit score:
Total mortgages	731	760	753	743	763	758

	Percent of Purchases During the Three Months Ended March 31,
	2013	2012
Loan Purpose
Purchase	16%	13%
Cash-out refinance	16	16
Other refinance(3)	68	71

Total	100%	100%

Property Type
Detached/townhome(4)	94%	95%
Condo/Co-op	6	5

Total	100%	100%

Occupancy Type
Primary residence	89%	92%
Second/vacation home	4	4
Investment	7	4

Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.
(2)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2013.
(3)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(4)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the three months ended March 31, 2013 and 2012 was $192 million and $139 million, respectively.

51	Freddie Mac

Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	March 31, 2013	December 31, 2012
Original LTV Ratio Range
60% and below	22%	22%
Above 60% to 70%	15	15
Above 70% to 80%	39	40
Above 80% to 100%	19	18
Above 100%	5	5

Total	100%	100%

Weighted average original LTV ratio	74%	74%
Estimated Current LTV Ratio Range(3)
60% and below	29%	28%
Above 60% to 70%	15	14
Above 70% to 80%	21	21
Above 80% to 90%	13	13
Above 90% to 100%	8	9
Above 100% to 120%	8	8
Above 120%	6	7

Total	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	84%	83%
All other mortgages	72%	74%
Total mortgages	74%	75%
Credit Score(5)
740 and above	57%	56%
700 to 739	21	21
660 to 699	13	14
620 to 659	6	6
Less than 620	3	3
Not available	<1	<1

Total	100%	100%

Weighted average credit score:
Relief refinance mortgages(4)	739	741
All other mortgages	738	736
Total mortgages	738	737
Loan Purpose
Purchase	25%	27%
Cash-out refinance	24	24
Other refinance(6)	51	49

Total	100%	100%

Property Type
Detached/townhome(7)	92%	92%
Condo/Co-op	8	8

Total	100%	100%

Occupancy Type
Primary residence	90%	90%
Second/vacation home	5	5
Investment	5	5

Total	100%	100%

(1)	Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both March 31, 2013 and December 31, 2012, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.
(4)	Relief refinance mortgages of all LTV ratios comprised approximately 19% and 18% of our single-family credit guarantee portfolio by UPB as of March 31, 2013 and December 31, 2012, respectively.
(5)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ creditworthiness at March 31, 2013. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at March 31, 2013.
(6)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(7)	Includes manufactured housing and homes within planned unit development communities.

52	Freddie Mac

As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. The proportion of loans we purchased with original LTV ratios over 100% increased from approximately 6% of our single-family mortgage purchases (including HARP loans) in the first quarter of 2012 to 9% of our single-family mortgage purchases in the first quarter of 2013. This increase was due to continued low interest rates and the changes in HARP announced in the fourth quarter of 2011, which allow borrowers (whose loans we already hold in our single-family credit guarantee portfolio) with higher LTV ratios to refinance. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 14% and 15% at March 31, 2013 and December 31, 2012, respectively, and the serious delinquency rate for these loans was 12.3% and 12.7%, respectively.

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.4 billion and $12.0 billion at March 31, 2013 and December 31, 2012, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 39 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans. Effective January 1, 2013, we no longer purchase balloon/reset mortgages. See “Other Categories of Single-Family Mortgage Loans” below for additional information on higher-risk mortgages in our single-family credit guarantee portfolio.

For purposes of presentation within this Form 10-Q and elsewhere in our reporting, we have categorized a number of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

The following paragraphs provide information on the interest-only, option ARM, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans are higher-risk mortgage products based on the features of these types of loans, and have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 3% of the UPB of our single-family credit guarantee portfolio at both March 31, 2013 and December 31, 2012. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years since we no longer purchase them and many of these borrowers have repaid their loans, completed foreclosure transfers, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. At both March 31, 2013 and December 31, 2012, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $6.1 billion and $6.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at March 31, 2013 and December 31, 2012, respectively. While we have not categorized these option ARM securities as either

53	Freddie Mac

subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of March 31, 2013 and December 31, 2012, approximately 8.8% and 8.1%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $10.2 billion and $8.9 billion of conforming jumbo loans during the first quarters of 2013 and 2012, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of March 31, 2013 and December 31, 2012 was $60.5 billion and $57.0 billion, and comprised 4% and 3% of the portfolio, respectively. The average size of these loans was approximately $528,000 and $530,000 at March 31, 2013 and December 31, 2012, respectively. See “BUSINESS — Our Business” in our 2012 Annual Report for further information on the conforming loan limits.

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

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 39 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $2.0 billion of security collateral underlying our Other Guarantee Transactions at both March 31, 2013 and December 31, 2012, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At March 31, 2013 and December 31, 2012, we held $43.3 billion and $44.4 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at March 31, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $68.9 billion as of March 31, 2013 from $73.7 billion as of December 31, 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the

54	Freddie Mac

modification. As of March 31, 2013 and December 31, 2012, approximately 12.8% and 11.8%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of March 31, 2013, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 713. Although Alt-A mortgage loans comprised approximately 4% of our single-family credit guarantee portfolio as of March 31 2013, these loans represented approximately 22% of our credit losses during the first quarter of 2013.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or later, as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2013, we have purchased approximately $24.1 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $2.0 billion during the first quarter of 2013.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2013 and December 31, 2012, we held investments of $14.3 billion and $14.8 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 10% and 11% of these securities were categorized as investment grade at March 31, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

55	Freddie Mac

Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of March 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$359.6	100%	7.7%	6.9%
Categories (individual characteristics):
Alt-A	68.9	98	12.8	11.1
Interest-only(5)	45.5	107	0.3	15.5
Option ARM(6)	7.1	102	8.8	15.6
Original LTV ratio greater than 90%, non-HARP mortgages	97.5	98	9.8	7.2
Original LTV ratio greater than 90%, HARP mortgages	134.3	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.2	88	15.7	11.6

	As of December 31, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$355.3	101%	7.6%	7.5%
Categories (individual characteristics):
Alt-A	73.7	100	11.8	11.4
Interest-only(5)	50.2	110	0.3	16.3
Option ARM(6)	7.3	105	8.1	16.3
Original LTV ratio greater than 90%, non-HARP mortgages	98.5	100	9.4	7.8
Original LTV ratio greater than 90%, HARP mortgages	120.4	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.9	89	15.3	12.2

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	When an interest-only loan is modified to require repayment of principal, the loan is removed from the interest-only category. The percentages of interest-only loans which have been modified at period end reflect loans that have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(7)	See endnote (2) to “Table 31 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.

The total UPB of loans in our single-family credit guarantee portfolio with one or more of these higher-risk characteristics increased to $360 billion as of March 31, 2013 from $355 billion as of December 31, 2012 and comprised approximately 22% of the portfolio at both dates. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 6.9% as of March 31, 2013 from 7.5% as of December 31, 2012.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio increased during the first quarter of 2013 primarily due to increased purchases of loans with original LTV ratios greater than 90% resulting from significant HARP activity. While the balance of our non-HARP mortgages with original LTV ratios greater than 90% declined during the first quarter of 2013 because of liquidations, we continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.

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

56	Freddie Mac

At both March 31, 2013 and December 31, 2012, our credit-enhanced mortgages represented 13% of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. During the first quarter of 2013, the percentage of our single-family loan purchases with credit enhancement coverage was lower than in periods before 2009, primarily as a result of high refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Since 2009, we have been purchasing significant amounts of HARP loans. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the UPB of the mortgage in excess of 80% of the value of the property.

We recognized recoveries from credit enhancements (excluding reimbursements for our expenses) of $398 million and $303 million that reduced our charge-offs of single-family loans during the first quarters of 2013 and 2012, respectively. These amounts included $385 million and $298 million during the first quarters of 2013 and 2012, respectively, in recognized recoveries associated with our primary and pool mortgage insurance policies. REO operations expenses included recoveries from credit enhancements of $37 million and $26 million during the first quarters of 2013 and 2012, respectively, primarily associated with our primary and pool mortgage insurance policies. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about pool insurance coverage and our mortgage loan insurers.

See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” in our 2012 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (i.e., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. In connection with our loss mitigation efforts, we participate in the MHA Program, which is primarily designed to help in the housing recovery, promote liquidity and housing affordability, and expand foreclosure prevention efforts. HAMP and HARP are key components of the MHA Program. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2012 Annual Report for more information on the MHA Program and our loss mitigation activities, including a description of our loan workouts (e.g., HAMP) and HARP. During the first quarter of 2013, we helped approximately 45,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed nearly 23,000 foreclosures.

Home Affordable Modification Program and Non-HAMP Standard Modifications

Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiative. Currently, more of our loan modifications are done through the non-HAMP standard loan modification initiative than HAMP. HAMP is scheduled to end on December 31, 2013.

During the first quarter of 2013, approximately 20,600 borrowers having loans with aggregate UPB of $4.5 billion completed modifications, and approximately 22,700 borrowers were in the modification trial period for either HAMP or our non-HAMP standard modifications. For information about the percentage of completed loan modifications that remained current, see “Table 36 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

Based on information provided by the MHA Program administrator, our servicers had completed more than 223,000 loan modifications under HAMP from the introduction of the initiative in 2009 through March 31, 2013, compared to approximately 217,000 cumulative HAMP completions as of December 31, 2012. The number of our loans in the HAMP trial period declined to 7,742 as of March 31, 2013 from 9,440 as of December 31, 2012.

57	Freddie Mac

As of March 31, 2013, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $536, which amounts to an average of $6,432 per year, and a total of $1.4 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

The costs we incur related to HAMP have been, and will likely continue to be, significant. We incurred $32 million of servicer incentive expenses during the first quarter of 2013, as compared to $49 million of such incentives during the first quarter of 2012. We also incurred borrower incentives which are included within our provision for credit losses on our consolidated statements of comprehensive income. We incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP. The costs we incur related to our non-HAMP standard modifications may also be significant.

In March 2013, as part of the servicing alignment initiative, we announced a new streamlined modification initiative, which provides an additional modification opportunity to certain borrowers who are at least 90 (but not more than 720) days delinquent. The initiative takes effect July 1, 2013 and is scheduled to expire on August 1, 2015. Borrowers are not required to apply for assistance or provide income or hardship documentation. However, they must complete a trial period of at least three months prior to being offered a permanent modification, which will provide the same mortgage terms as the non-HAMP standard modification.

The portion of our modification volume that was HAMP- related declined and the portion of modifications that were non-HAMP-related increased in the first quarter of 2013 compared to the first quarter of 2012. We attribute this shift in the composition of our modification volume to both the availability of our non-HAMP standard modification and because a large number of the borrowers that were eligible for HAMP have already completed that modification or attempted but did not do so. We expect that our new streamlined modification initiative will cause our non-HAMP modification volume to continue to increase in the remainder of 2013.

Relief Refinance Mortgage Initiative and Home Affordable Refinance Program

Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. While HARP is targeted at borrowers with current LTV ratios above 80%, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate. We implemented a number of changes to HARP in late 2011 and during 2012. These changes allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. In April 2013, FHFA directed us to extend HARP by two years to December 31, 2015. The program was previously set to expire December 31, 2013.

The volume of our purchases of HARP loans increased 25% during the first quarter of 2013, compared to the first quarter of 2012, driven by continued low interest rates and the revisions to the program implemented in 2012 that expanded eligibility and reduced operational complexities for originators.

We believe that relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

•

underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008;

•	many of these loans have relatively high LTV ratios (i.e., greater than 90%), which can increase the probability of default and increase the amount of our loss if the borrower does default;

•	HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%; and

•

beginning with changes announced in the fourth quarter of 2011, we have relieved the lenders of certain representations and warranties on the original mortgage being refinanced, which limits our ability to seek recovery or repurchase from the seller for breach.

58	Freddie Mac

We believe that relief refinance mortgages (including HARP loans) generally have lower risk to us than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009 because:

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

As of March 31, 2013 and December 31, 2012, there were approximately $93.4 billion and $72.8 billion in UPB of HARP loans that had reduced representations and warranties from the seller. In addition, with changes we made to the relief refinance initiative that were implemented in the fourth quarter of 2012, all relief refinance mortgages with application dates on or after November 19, 2012 have reduced representations and warranties from the seller. We continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements.

The following table provides information about the volume of our relief refinance purchases during the three months ended March 31, 2013 and 2012 as well as information about the balance and serious delinquency rates of these loans as of March 31, 2013 and December 31, 2012.

Table 34 — Single-Family Relief Refinance Loans(1)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$4,628	23,929	$193,000	$476	2,220	$214,000
Above 100% to 125% LTV ratio	7,241	36,908	196,000	6,558	31,422	209,000
Above 80% to 100% LTV ratio	9,588	51,964	185,000	10,220	51,643	198,000
Other (80% and below LTV ratio)	11,415	84,145	136,000	10,218	66,824	153,000

Total relief refinance mortgages	$32,872	196,946	167,000	$27,472	152,109	181,000

	As of March 31, 2013			As of December 31, 2012
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$24,611	122,043	0.45%	$20,163	98,371	0.29%
Above 100% to 125% LTV ratio	59,000	285,521	1.12	52,761	251,497	1.20
Above 80% to 100% LTV ratio	105,963	537,719	0.96	100,122	499,125	1.00
Other (80% and below LTV ratio)	118,809	826,667	0.33	114,164	774,212	0.32

Total relief refinance mortgages	$308,383	1,771,950	0.66%	$287,210	1,623,205	0.66%

(1)	Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Rounded to the nearest thousand.

Relief refinance mortgages comprised approximately 30% and 31% of our total refinance volume in the first quarters of 2013 and 2012, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) represented approximately 16% of our total single-family credit guarantee portfolio purchases during the first quarters of both 2013 and 2012. Relief refinance mortgages of all LTV ratios comprised approximately 19% and 18% of the UPB in our total single-family credit guarantee portfolio at March 31, 2013 and December 31, 2012, respectively.

Loan Workout Volumes and Modification Performance

The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the three months ended March 31, 2013 and 2012.

59	Freddie Mac

Table 35 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Three Months Ended March 31,
	2013		2012
	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	34	$4	446	$82
with term extension	976	41	1,171	222
with reduction of contractual interest rate and, in certain cases, term extension	11,319	1,539	8,863	1,908
with rate reduction, term extension and principal forbearance	8,284	2,882	3,197	863

Total loan modifications(3)	20,613	4,466	13,677	3,075
Repayment plans(4)	7,644	1,047	10,575	1,477
Forbearance agreements(5)	3,104	622	3,656	692

Total home retention actions	31,361	6,135	27,908	5,244

Foreclosure alternatives:
Short sale	13,771	3,058	12,052	2,731
Deed in lieu of foreclosure transactions	386	65	193	33

Total foreclosure alternatives	14,157	3,123	12,245	2,764

Total single-family loan workouts	45,518	$9,258	40,153	$8,008

Seriously delinquent loan additions	65,281		80,815

Single-family foreclosures(6)	22,624		28,954

Seriously delinquent loans, at period end	326,627		400,787

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 15,518 and 19,981 borrowers as of March 31, 2013 and 2012, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced an increase in loan modifications, particularly those that included principal forbearance, and short sale transactions, in the first quarter of 2013 compared to the first quarter of 2012. We expect the volume of our foreclosure alternatives will remain high in 2013 primarily because of recent changes we made that provide standardization to the short sale process as well as the fact that we offer incentives to servicers to complete short sales instead of foreclosures.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $77 billion as of March 31, 2013 from $75 billion as of December 31, 2012. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.5% and 3.4% of our single-family credit guarantee portfolio as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, approximately 55% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 113% at March 31, 2013. The serious delinquency rate on these loans was 15.5% as of March 31, 2013.

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

60	Freddie Mac

Table 36 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011
Time since modification-
3 to 5 months	89%	87%	89%	89%	89%	86%	87%	86%
6 to 8 months		85	85	84	85	84	82	83
9 to 11 months			84	81	81	81	82	79
12 to 14 months				81	79	78	79	80
15 to 17 months					79	76	75	77
18 to 20 months						76	74	74
21 to 23 months							74	73
24 to 26 months								73

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011
Time since modification-
3 to 5 months	83%	82%	84%	72%	78%	73%	76%	78%
6 to 8 months		80	79	64	69	70	67	69
9 to 11 months			77	60	62	64	67	63
12 to 14 months				62	58	59	62	64
15 to 17 months					59	56	57	60
18 to 20 months						56	56	57
21 to 23 months							57	55
24 to 26 months								56

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011	1Q 2011
Time since modification-
3 to 5 months	85%	84%	87%	85%	86%	81%	83%	83%
6 to 8 months		82	83	80	80	79	77	77
9 to 11 months			81	77	75	75	76	73
12 to 14 months				76	73	71	73	73
15 to 17 months					73	69	69	70
18 to 20 months						69	68	67
21 to 23 months							68	66
24 to 26 months								66

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

Approximately $45 billion in UPB of our completed HAMP loan modifications at March 31, 2013 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. As a result, we expect the risk of redefault will increase for these borrowers due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the modified loan. A significant number of HAMP loan modifications were completed in 2010 and these loans will begin to experience their scheduled rate increases in 2015.

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

61	Freddie Mac

removed from delinquent status by our servicers. Consequently, the volume and timing of loan modifications impact our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). As of March 31, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 72%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process is subject to judicial review or has lengthened. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.

The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.

Table 37 — Single-Family Serious Delinquency Statistics

	As of March 31, 2013			As of December 31, 2012
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	87%		2.49%	87%		2.66%
Credit-enhanced(1)	13		6.74	13		7.34

Total(2)	100%		3.03	100%		3.25

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3) (4)
Florida	62,676	19%	9.11%	69,034	20%	9.87%
California	23,320	7	1.97	27,620	8	2.34
New York	22,739	7	4.63	22,592	6	4.59
New Jersey	21,841	7	6.89	21,742	6	6.87
Illinois	20,939	6	3.75	22,923	7	4.08
All others	171,996	54	2.28	185,683	53	2.45

Total	323,511	100%		349,594	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states-(5)
Less than or equal to 1 year	81,421	25%		87,816	25%
More than 1 year and less than or equal to 2 years	49,847	15		55,192	16
More than 2 years	82,047	25		83,543	24
Non-judicial states-(5)
Less than or equal to 1 year	70,675	22		79,247	23
More than 1 year and less than or equal to 2 years	22,381	7		25,749	7
More than 2 years	17,140	6		18,047	5
Combined-(5)
Less than or equal to 1 year	152,096	47		167,063	48
More than 1 year and less than or equal to 2 years	72,228	22		80,941	23
More than 2 years	99,187	31		101,590	29

Total	323,511	100%		349,594	100%

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of both March 31, 2013 and December 31, 2012, approximately 68% of the single-family loans reported as seriously delinquent were in the process of foreclosure.
(3)	Represent the states with the highest number of seriously delinquent loans as of March 31, 2013.
(4)	Excludes loans underlying single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.
(5)	For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, MA, MD, ME, ND, NE, NJ, NM, NY, OH, OK, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

62	Freddie Mac

The serious delinquency rate of our single-family credit guarantee portfolio declined to 3.03% as of March 31, 2013 from 3.25% as of December 31, 2012, continuing the trend of improvement that began in 2010. Our serious delinquency rate remains high compared to the rates in years prior to 2009 due to weakness in home prices in the last several years, persistently high unemployment in many areas, extended foreclosure timelines, and continued challenges faced by servicers in processing large volumes of problem loans. These challenges include the need to adjust their processes to accommodate various changes in servicing standards that have occurred in recent years. As of March 31, 2013, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 4.04% and 2.01%, respectively, compared to 4.25% and 2.24%, respectively, as of December 31, 2012.

During the first quarters of 2013 and 2012, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 692 days and 603 days, respectively, which included: (a) an average of 867 days and 770 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 494 days and 464 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process.

Serious delinquency rates for interest-only and option ARM products (which together represented approximately 3% of our total single-family credit guarantee portfolio at March 31, 2013) were 15.5% and 15.6% as of March 31, 2013, as compared to 16.3% for both at December 31, 2012. Serious delinquency rates of single-family fixed rate, amortizing loans with a term of 20 years or more, a more traditional mortgage product, were approximately 3.5% and 3.7% at March 31, 2013 and December 31, 2012, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. As of March 31, 2013, we continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years and those borrowers have been more susceptible to the declines in home prices and weak economic conditions since 2006.

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

63	Freddie Mac

Table 38 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$28	$389	$417	79%	5.6%	4.4%
All other states	41	1,182	1,223	72	3.0	2.6
Year of origination:
2013	—	74	74	74	—	—
2012	—	410	410	74	<0.1	0.1
2011	—	209	209	66	<0.1	0.3
2010	—	216	216	67	0.1	0.6
2009	<1	182	182	68	0.4	1.0
2008	5	64	69	86	8.6	7.0
2007	21	87	108	105	16.7	12.2
2006	18	63	81	102	14.8	11.2
2005	14	78	92	87	8.3	7.2
2004 and prior	11	188	199	55	3.6	3.2

	As of December 31, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$30	$386	$416	82%	5.4%	5.0%
All other states	44	1,178	1,222	73	2.9	2.8
Year of origination:
2012	—	364	364	76	—	0.1
2011	—	226	226	67	<0.1	0.3
2010	—	237	237	68	0.1	0.5
2009	<1	205	205	69	0.3	0.9
2008	6	73	79	88	7.4	6.8
2007	22	97	119	107	14.9	12.4
2006	20	69	89	104	13.4	11.4
2005	14	87	101	89	7.5	7.2
2004 and prior	12	206	218	56	3.3	3.2

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$308	$767	$1,075	$561	$1,318	$1,879
All other states	146	842	988	269	1,287	1,556
Year of origination:
2013	—	—	—	N/A	N/A	N/A
2012	—	10	10	—	—	—
2011	—	18	18	—	5	5
2010	—	38	38	—	32	32
2009	—	50	50	—	58	58
2008	15	174	189	27	273	300
2007	175	530	705	310	960	1,270
2006	152	323	475	294	588	882
2005	98	284	382	171	407	578
2004 and prior	14	182	196	28	282	310

(1)	See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.
(3)	Represents the four states with the largest cumulative declines in home prices since 2006 as measured using Freddie Mac’s home price index.

64	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of March 31, 2013 and December 31, 2012.

Table 39 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of March 31, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.0%	0.8%	12.9%	0.9%	21.6%	2.7%	19.4%	12.7%
15- year amortizing fixed-rate	0.2	4.1	<0.1	7.2	<0.1	9.1	0.2	1.1	4.4
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.9	<0.1	27.6	0.1	11.6	14.1
Interest-only(5)	<0.1	15.8	<0.1	21.0	0.1	32.6	0.1	0.5	26.7
Other(6)	<0.1	3.8	<0.1	8.5	<0.1	14.1	<0.1	5.0	5.4

Total FICO scores < 620	1.3	7.1	0.8	12.9	1.0	22.0	3.1	15.7	11.6

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.3	5.4	1.3	9.5	1.5	17.9	5.1	14.4	9.3
15- year amortizing fixed-rate	0.5	2.4	<0.1	4.9	<0.1	7.1	0.5	0.6	2.6
ARMs/adjustable rate(4)	0.1	5.0	0.1	11.4	0.1	23.7	0.3	2.9	10.3
Interest-only(5)	<0.1	9.5	0.1	17.8	0.2	29.1	0.3	0.4	23.3
Other(6)	<0.1	3.0	<0.1	4.1	<0.1	6.5	<0.1	2.0	4.4

Total FICO scores of 620 to 659	2.9	4.6	1.5	9.6	1.8	18.6	6.2	11.2	8.5

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	42.0	1.1	16.0	3.0	8.9	9.1	66.9	3.4	2.5
15- year amortizing fixed-rate	15.4	0.4	0.9	0.9	0.3	1.8	16.6	0.1	0.4
ARMs/adjustable rate(4)	3.1	1.0	0.7	4.7	0.4	15.8	4.2	0.7	3.2
Interest-only(5)	0.4	4.2	0.6	9.8	1.4	20.1	2.4	0.2	14.2
Other(6)	<0.1	1.4	0.1	1.3	<0.1	2.8	0.1	0.8	1.8

Total FICO scores >= 660	60.9	0.9	18.3	3.1	11.0	10.2	90.2	2.3	2.1

Total FICO scores not available	0.3	5.5	0.1	11.7	0.1	23.3	0.5	6.9	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	45.4	1.6	18.1	4.0	11.4	11.3	74.9	5.0	3.5
15- year amortizing fixed-rate	16.0	0.6	1.1	1.2	0.3	2.3	17.4	0.1	0.6
ARMs/adjustable rate(4)	3.4	1.6	0.7	5.9	0.5	17.5	4.6	1.2	4.0
Interest-only(5)	0.5	4.9	0.7	10.9	1.6	21.4	2.8	0.3	15.5
Other(6)	0.1	9.5	0.1	6.4	0.1	10.7	0.3	8.2	8.8

Total single-family credit guarantee portfolio(7)	65.4%	1.3%	20.7%	4.1%	13.9%	12.3%	100.0%	3.5%	3.0%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.6%	0.2%	9.7%	0.2%	16.9%	0.6%	15.2%	9.6%
Northeast	0.4	10.4	0.2	19.6	0.3	29.6	0.9	17.3	15.8
Southeast	0.2	7.7	0.2	12.9	0.3	26.1	0.7	16.5	13.6
Southwest	0.3	5.0	0.1	10.8	<0.1	18.0	0.4	10.9	7.0
West	0.2	4.9	0.1	9.8	0.2	15.8	0.5	18.4	9.2

Total FICO scores < 620	1.3	7.1	0.8	12.9	1.0	22.0	3.1	15.7	11.6

FICO scores of 620 to 659:
North Central	0.5	3.7	0.3	7.3	0.3	13.5	1.1	10.6	6.9
Northeast	0.8	6.6	0.4	14.6	0.4	25.7	1.6	11.7	11.3
Southeast	0.5	5.3	0.3	10.0	0.5	22.9	1.3	11.6	10.7
Southwest	0.5	3.2	0.2	7.5	0.1	13.2	0.8	7.2	4.6
West	0.6	3.3	0.3	7.8	0.5	14.8	1.4	14.8	7.5

Total FICO scores of 620 to 659	2.9	4.6	1.5	9.6	1.8	18.6	6.2	11.2	8.5

FICO scores >=660:
North Central	9.9	0.6	4.0	2.2	2.1	6.8	16.0	1.9	1.6
Northeast	16.5	1.2	4.9	4.7	1.8	14.3	23.2	2.1	2.6
Southeast	8.6	1.2	3.4	3.3	2.7	13.6	14.7	2.7	3.4
Southwest	8.3	0.6	2.0	1.9	0.2	5.7	10.5	1.1	0.9
West	17.6	0.6	4.0	2.9	4.2	8.3	25.8	3.5	2.0

Total FICO scores >= 660	60.9	0.9	18.3	3.1	11.0	10.2	90.2	2.3	2.1

Total FICO scores not available	0.3	5.5	0.1	11.7	0.1	23.3	0.5	6.9	8.9

All FICO scores:
North Central	10.6	1.0	4.6	3.0	2.7	8.7	17.9	3.1	2.3
Northeast	17.9	1.9	5.6	6.3	2.4	17.6	25.9	3.4	3.7
Southeast	9.4	1.9	3.9	4.5	3.5	15.9	16.8	4.2	4.6
Southwest	9.0	1.1	2.2	3.1	0.3	8.9	11.5	2.1	1.6
West	18.5	0.8	4.4	3.4	5.0	9.4	27.9	4.5	2.4

Total single-family credit guarantee portfolio(7)	65.4%	1.3%	20.7%	4.1%	13.9%	12.3%	100.0%	3.5%	3.0%

65	Freddie Mac

	As of December 31, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.3%	0.8%	13.4%	0.9%	22.9%	2.7%	18.8%	13.4%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	9.5	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.5	<0.1	26.7	0.1	11.4	14.1
Interest-only(5)	<0.1	15.0	<0.1	20.8	0.1	33.6	0.1	0.6	27.6
Other(6)	<0.1	4.0	<0.1	8.4	<0.1	14.9	<0.1	4.9	5.7

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.2	5.5	1.3	9.7	1.7	18.8	5.2	13.8	9.8
15- year amortizing fixed-rate	0.6	2.5	<0.1	5.1	<0.1	8.4	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.1	0.1	11.7	0.1	23.7	0.3	2.6	10.9
Interest-only(5)	<0.1	10.7	0.1	17.2	0.2	30.0	0.3	0.5	24.4
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	7.0	<0.1	1.9	4.7

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores of >=660:
20 and 30- year or more amortizing fixed-rate	40.1	1.1	17.0	2.9	9.8	9.4	66.9	3.3	2.6
15- year amortizing fixed-rate	14.7	0.4	1.0	0.9	0.3	2.3	16.0	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.6	0.5	15.4	4.2	0.6	3.4
Interest-only(5)	0.4	4.2	0.7	9.7	1.6	20.6	2.7	0.2	15.0
Other(6)	<0.1	1.9	0.1	1.5	0.1	2.5	0.2	0.7	1.9

Total FICO scores >= 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	43.4	1.7	19.1	4.0	12.6	11.8	75.1	4.9	3.7
15- year amortizing fixed-rate	15.4	0.6	1.1	1.2	0.3	2.8	16.8	0.1	0.6
ARMs/adjustable rate(4)	3.3	1.6	0.8	5.8	0.6	17.1	4.7	1.2	4.3
Interest-only(5)	0.5	4.9	0.8	10.7	1.8	22.0	3.1	0.2	16.3
Other(6)	0.1	9.6	0.1	6.8	0.1	10.2	0.3	7.9	8.9

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.2%	10.4%	0.2%	18.1%	0.6%	14.8%	10.5%
Northeast	0.5	10.4	0.2	19.7	0.2	30.6	0.9	16.6	16.1
Southeast	0.2	7.9	0.2	13.5	0.3	27.7	0.7	16.0	14.5
Southwest	0.2	5.2	0.1	11.2	<0.1	19.5	0.3	10.6	7.4
West	0.2	4.9	0.1	10.2	0.3	17.3	0.6	18.0	10.1

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
North Central	0.5	3.9	0.3	7.7	0.4	14.5	1.2	10.2	7.5
Northeast	0.9	6.6	0.4	14.4	0.4	25.8	1.7	11.1	11.5
Southeast	0.5	5.4	0.3	10.2	0.5	23.9	1.3	11.0	11.3
Southwest	0.5	3.3	0.2	7.6	0.1	14.5	0.8	6.8	4.8
West	0.5	3.4	0.3	8.0	0.6	16.1	1.4	14.2	8.3

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores of >=660:
North Central	9.4	0.7	4.4	2.2	2.3	7.0	16.1	1.9	1.7
Northeast	15.9	1.2	5.2	4.6	1.9	14.2	23.0	2.0	2.6
Southeast	8.3	1.3	3.5	3.3	3.0	14.2	14.8	2.5	3.7
Southwest	8.0	0.7	2.1	2.0	0.3	5.9	10.4	1.1	1.0
West	16.6	0.6	4.3	2.8	4.8	9.1	25.7	3.4	2.3

Total FICO scores >= 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
North Central	10.1	1.0	4.8	3.0	3.0	9.0	17.9	3.0	2.5
Northeast	17.1	1.9	5.9	6.1	2.5	17.6	25.5	3.3	3.8
Southeast	9.1	1.9	4.0	4.5	3.8	16.7	16.9	4.0	5.0
Southwest	8.9	1.1	2.5	3.2	0.4	9.3	11.8	2.1	1.7
West	17.5	0.8	4.7	3.3	5.7	10.2	27.9	4.4	2.8

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 38 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

66	Freddie Mac

The table below presents foreclosure and short sale rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 40 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of March 31, 2013		As of December 31, 2012
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)
2013	5%	—%	N/A	N/A
2012	25	0.01	22%	<0.01%
2011	13	0.08	14	0.06
2010	13	0.24	15	0.20
2009	11	0.39	12	0.34

Combined — 2009 to 2013	67	0.18	63	0.17

2008	4	3.49	6	3.26
2007	7	10.25	7	9.74
2006	5	9.06	5	8.66
2005	6	5.35	6	5.11

Combined — 2005 to 2008	22	7.22	24	6.87

2004 and prior(2)	11	1.23	13	1.20

Total	100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to March 31, 2013 and December 31, 2012, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.
(2)	The foreclosure and short sale rate presented for loans originated in 2004 and prior represents the rate associated with loans originated in 2000 through 2004.

Loans originated from 2005 through 2008 have experienced higher foreclosure and short sale rates than loans originated in other years. We attribute this performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the period following the loans’ origination.

Multifamily Mortgage Credit Risk

To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) underwriting standards and processes we believe to be prudent; (b) selling significant portions of the expected credit risk through subordination by issuance of our multifamily K Certificates; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about loss mitigation activities that we have classified as TDRs and subsequent performance information of these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic concentrations of these loans.

67	Freddie Mac

The table below provides certain attributes of our multifamily mortgage portfolio at March 31, 2013 and December 31, 2012.

Table 41 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars in billions)
Original LTV ratio
Below 75%	$89.0	$87.6	0.05%	0.04%
75% to 80%	34.4	34.0	0.08	0.22
Above 80%	5.6	5.8	2.34	2.31

Total	$129.0	$127.4	0.16%	0.19%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates
2013	$1.9	$3.3	1.07%	0.86%
2014	5.2	5.8	—	—
2015	9.2	9.8	0.15	0.53
2016	12.6	13.0	0.05	0.05
2017	10.6	10.9	0.19	0.02
Beyond 2017	89.5	84.6	0.17	0.19

Total	$129.0	$127.4	0.16%	0.19%

Year of Acquisition or Guarantee(2)
2004 and prior	$8.3	$9.2	0.19%	0.35%
2005	6.3	6.5	0.14	0.17
2006	9.5	9.5	—	—
2007	16.5	17.8	0.89	0.86
2008	16.0	16.6	0.22	0.30
2009	12.1	12.2	—	—
2010	11.8	12.0	—	—
2011	16.9	17.0	—	—
2012	25.6	26.6	—	—
2013	6.0	N/A	—	N/A

Total	$129.0	$127.4	0.16%	0.19%

Current Loan Size
Above $25 million	$49.1	$48.5	—%	0.06%
Above $5 million to $25 million	71.0	70.0	0.26	0.26
$5 million and below	8.9	8.9	0.31	0.37

Total	$129.0	$127.4	0.16%	0.19%

Legal Structure
Unsecuritized loans	$73.7	$76.6	0.06%	0.08%
Freddie Mac mortgage-related securities	46.0	41.4	0.35	0.41
Other guarantee commitments	9.3	9.4	—	0.13

Total	$129.0	$127.4	0.16%	0.19%

Credit Enhancement
Credit-enhanced	$52.2	$47.8	0.34%	0.36%
Non-credit-enhanced	76.8	79.6	0.04	0.10

Total	$129.0	$127.4	0.16%	0.19%

Payment Type
Interest-only	$21.5	$22.8	0.06%	0.05%
Partial interest-only(3)	30.5	29.8	—	0.05
Amortizing	77.0	74.8	0.26	0.30

Total	$129.0	$127.4	0.16%	0.19%

(1)	See “Multifamily Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.
(3)	Represent loans that have an interest-only period and where the borrower’s payments were interest-only at the respective reporting date. Loans which have reached the end of their interest-only period by the respective reporting date have converted to, and are classified as, amortizing loans.

68	Freddie Mac

Multifamily Product Types

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At March 31, 2013 and December 31, 2012, approximately 60% and 59%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of March 31, 2013 and December 31, 2012, approximately 24% and 23%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Of the $129.0 billion in UPB of our multifamily mortgage portfolio as of March 31, 2013, only 1% and 4% will mature during 2013 and 2014, respectively, and the remaining 95% will mature in 2015 and beyond.

Multifamily Credit Enhancements

Our primary business model in the multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. Substantially all of our multifamily K Certificates use subordination in order to provide credit enhancement to the most senior classes of these securities, which we guarantee. Subordinated classes are allocated credit losses prior to the senior classes. As a result, a significant portion of our expected credit risk associated with these loans is sold in subordinated tranches to third-party (i.e., private capital) investors, thereby substantially reducing our credit risk. At March 31, 2013 and December 31, 2012, the UPB of guaranteed multifamily K Certificates with subordination coverage was $41.4 billion and $36.7 billion, and the average subordination coverage on these securities was 17% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.

Multifamily Delinquencies

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

Our multifamily mortgage portfolio delinquency rate was 0.16% at March 31, 2013 and 0.19% at December 31, 2012. Our delinquency rate for credit-enhanced loans was 0.34% and 0.36% at March 31, 2013 and December 31, 2012, respectively, and for non-credit-enhanced loans was 0.04% and 0.10% at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, more than 85% of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.

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

69	Freddie Mac

We classify TDRs as those loans where we have granted a concession to a borrower that is experiencing financial difficulties. Loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification trial periods and loans subject to certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further information about our TDRs.

The table below provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

Table 42 — Non-Performing Assets(1)

	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:(2)
Less than three monthly payments past due	$68,549	$65,784	$46,118
Seriously delinquent	21,498	22,008	12,708
Multifamily TDRs(3)	827	815	848

Total TDRs	90,874	88,607	59,674
Other seriously delinquent single-family loans(4)	35,199	39,711	59,558
Other multifamily loans(5)	1,157	1,411	1,782

Total non-performing mortgage loans — on balance sheet	127,230	129,729	121,014

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,056	1,096	1,215
Multifamily loans	485	474	268

Total non-performing mortgage loans — off-balance sheet	1,541	1,570	1,483

Real estate owned, net	4,323	4,378	5,454

Total non-performing assets	$133,094	$135,677	$127,951

Loan loss reserves as a percentage of our non-performing mortgage loans	22.2%	23.5%	31.3%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.4%	7.5%	6.8%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as TDRs for other reasons), regardless of the borrowers’ payment status. The majority of the loans reclassified during the third quarter of 2012 were not seriously delinquent at the time of reclassification. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” in our 2012 Annual Report for further information about our TDR classification of loans discharged in Chapter 7 bankruptcy.
(3)	Of these amounts, $824 million, $806 million and $822 million of UPB were current at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(4)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(5)	Of these amounts, $1.1 billion, $1.4 billion and $1.7 billion of UPB were current at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Our loan loss reserves as a percentage of our non-performing mortgage loans declined at March 31, 2013 compared to December 31, 2012 primarily due to a decline in our loan loss reserves during the first quarter of 2013, which is attributed to: (a) declines in the volume of newly delinquent loans; and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices. The UPB of our non-performing assets declined to $133.1 billion as of March 31, 2013, from $135.7 billion as of December 31, 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the remainder of 2013.

70	Freddie Mac

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 39 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our portfolio.

Table 43 — REO Activity by Region(1)

	Three Months Ended March 31,
	2013	2012
	(number of properties)
REO Inventory
Beginning property inventory	49,077	60,555
Properties acquired by region:
Northeast	1,767	1,825
Southeast	5,478	7,067
North Central	6,025	7,638
Southwest	1,998	2,770
West	2,614	4,505

Total properties acquired	17,882	23,805

Properties disposed by region:
Northeast	(1,663)	(1,922)
Southeast	(5,114)	(6,287)
North Central	(6,961)	(6,837)
Southwest	(2,390)	(3,253)
West	(2,857)	(6,738)

Total properties disposed	(18,985)	(25,037)

Ending property inventory	47,974	59,323

(1)	See endnote (8) to “Table 39 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

Our REO inventory (measured in number of properties) declined 2% from December 31, 2012 to March 31, 2013 as the volume of our single-family REO dispositions exceeded the volume of single-family REO acquisitions during the first quarter of 2013. We expect our REO acquisitions to remain at elevated levels in 2013, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. We also expect our REO dispositions to remain at elevated levels.

The volume of our single-family REO acquisitions in recent periods has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. In addition, our expanded loss mitigation efforts, including short sales, are providing borrowers with viable alternatives to foreclosure. As a result of increasing short sales and a declining amount of problem loans, fewer of our loans proceeded to foreclosure and subsequent REO sale during the first quarter of 2013.

Our single-family REO acquisitions in the first quarter of 2013 were most significant in the states of Florida, Illinois, Michigan, Ohio and California, which collectively represented 45% of total REO acquisitions based on the number of properties. The North Central region comprised 42% of our REO property inventory, based on the number of properties, as of both March 31, 2013 and December 31, 2012. This region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. The states with the most properties in our REO inventory as of March 31, 2013 were Michigan and Illinois, and these states comprised 12% and 11%, respectively, of total REO property inventory, based on the number of properties, compared to each comprising 12% of the inventory at December 31, 2012. The West region comprised 13% of our REO property inventory, based on the number of properties, as of both March 31, 2013 and December 31, 2012. The state in the West region with the most properties in our REO inventory was California, and this state comprised 5% and 6% of our REO property inventory, based on the number of properties, as of March 31, 2013 and December 31, 2012, respectively.

Our REO acquisition activity is disproportionately high for certain types of loans in our single-family guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 3% and 4%, respectively, at

71	Freddie Mac

March 31, 2013 and was 6% on a combined basis. The percentage of our REO acquisitions in the first quarter of 2013 that had been financed by either of these loan types represented approximately 23% of our total REO acquisitions, based on loan amount prior to acquisition. REO acquisition activity was also high during the first quarter of 2013 related to loans originated in 2005 through 2008.

We continue to experience significant variability in the average time for foreclosure by state. For example, during the three months ended March 31, 2013, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 390 days in Michigan to 1,155 days in Florida.

We are unable to market a significant portion of our REO property inventory at any given time, which can increase the aging of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we are not able to sell the property. As of March 31, 2013 and December 31, 2012, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.0% and 5.8%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties was little changed during the first quarter of 2013. Excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, the average holding period associated with our single-family REO dispositions during the first quarters of 2013 and 2012 was 202 days and 201 days, respectively.

The table below provides information about our REO properties at March 31, 2013 and December 31, 2012.

Table 44 — Single-Family REO Property Status

	As of March 31, 2013	As of December 31, 2012
	(Percent of properties)
Unable to market:
Redemption status(1)	15%	15%
Occupied (waiting for eviction or vacancy)	17	18
Other(2)	3	3

Subtotal — unable to market	35	36
Pre-listing(3)	24	23
Pending settlement for sale(4)	17	14
Available for sale	24	27

Total	100%	100%

(1)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.
(2)	Includes properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.
(3)	Consists of properties that are not being actively marketed because we are evaluating the property condition and preparing the property for sale.
(4)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

As shown in the table above, a significant number of properties in our REO inventory are occupied or are located in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota. The percentage of our REO inventory that is in the pre-listing category also remained high at March 31, 2013, primarily because many of these properties are under repair or are otherwise being prepared for sale.

Although our REO disposition severity ratios have remained high in most states, there were improvements in most areas during the first quarter of 2013 due to increasing home prices. To a much lesser extent, our REO disposition severity ratios have also been positively affected by changes made during 2012 to our process for determining the list price for our REO properties when we offer them for sale.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

72	Freddie Mac

Table 45 — Credit Loss Performance

	Three Months Ended March 31,
	2013	2012
	(dollars in millions)
REO
REO balances, net:
Single-family	$4,246	$5,333
Multifamily	77	121

Total	$4,323	$5,454

REO operations (income) expense:
Single-family	$8	$172
Multifamily	(2)	(1)

Total	$6	$171

Charge-offs
Single-family:
Charge-offs, gross(1) (including $2.7 billion and $3.7 billion relating to loan loss reserves, respectively)	$2,713	$3,778
Recoveries(2)	(658)	(515)

Single-family, net	$2,055	$3,263

Multifamily:
Charge-offs, gross(1) (including $2 million and $1 million relating to loan loss reserves, respectively)	$2	$1
Recoveries(2)	(1)	—

Multifamily, net	$1	$1

Total Charge-offs:
Charge-offs, gross(1) (including $2.7 billion and $3.7 billion relating to loan loss reserves, respectively)	$2,715	$3,779
Recoveries(2)	(659)	(515)

Total Charge-offs, net	$2,056	$3,264

Credit Losses (Gains)(3)
Single-family	$2,063	$3,435
Multifamily	(1)	—

Total	$2,062	$3,435

Total (in bps)(4)	46.2	73.6

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.3 billion and $0.2 billion for the first quarters of 2013 and 2012, respectively, related to repurchase requests from our seller/servicers.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives. Most of our expenses associated with home retention actions (e.g., loan modifications) are not reflected in our credit loss metric. Our credit loss performance is based on our charge-offs, REO expenses, and recoveries of loss from credit enhancement and seller/servicer repurchases. We primarily record charge-offs at the time we take ownership of a property through foreclosure and at the time of settlement of foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three months ended March 31, 2013 and 2012 were $2.7 billion and $3.8 billion, respectively, and were associated with approximately $6.4 billion and $7.4 billion, respectively, in UPB of loans. Our charge-offs and credit losses in the first quarter of 2013 remained elevated, but may have been less than they otherwise could have been because of slower loan and collateral resolution activity due to the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process. We expect our charge-offs and credit losses to continue to remain elevated in the remainder of 2013 due to the large number of single-family non-performing loans that will likely be resolved. Although our charge-offs remain elevated, they declined in the first quarter of 2013, compared to the fourth quarter of 2012, primarily due to improvements in home prices in recent periods in many of the areas in which we had significant foreclosure and short sale activity.

73	Freddie Mac

Our credit losses during the first quarter of 2013 continued to be disproportionately high in California, Florida, Nevada, and Arizona, which collectively comprised approximately 52% of our total credit losses in the first quarter of 2013. We estimated that these four states have experienced the largest cumulative declines in property prices since 2006 as measured by our home price index. Loans originated in 2005 through 2008 comprised approximately 22% and 30% of our single-family credit guarantee portfolio, based on UPB at March 31, 2013 and 2012, respectively; however, these loans accounted for approximately 85% and 88% of our credit losses during the first quarters of 2013 and 2012, respectively. In addition, although Alt-A loans comprised approximately 4% and 5% of our single-family credit guarantee portfolio at March 31, 2013 and 2012, respectively, these loans accounted for approximately 22% and 24% of our credit losses during the first quarters of 2013 and 2012, respectively. At March 31, 2013 and 2012, loans in states with a judicial foreclosure process comprised 46% and 47% of our single-family credit guarantee portfolio, based on UPB, respectively, while loans in these states contributed to approximately 52% and 37% of our credit losses recognized in the first quarters of 2013 and 2012, respectively. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will continue to increase as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report for additional information on our accounting policies for loan loss reserves and impaired loans.

Our loan loss reserves declined in the first quarter of 2013, which reflects improvement in both borrower payment performance and lower severity ratios for REO dispositions and short sale transactions due to the improvements in home prices in most areas during the period. In recent periods, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined since the number of loans classified as TDRs has significantly increased in the last two years. As of March 31, 2013 and December 31, 2012, the recorded investment of individually impaired single-family mortgage loans was $91.3 billion and $89.3 billion, respectively, and the loan loss reserves associated with these loans were $17.9 billion at both dates. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 20% of the balance as of both March 31, 2013 and December 31, 2012. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.7% and 0.8% of the balance as of March 31, 2013 and December 31, 2012, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses.

74	Freddie Mac

The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

Table 46 — Single-Family Impaired Loans with Specific Reserve Recorded

	2013		2012
	# of Loans	Amount	# of Loans	Amount
		(in millions)		(in millions)
TDRs (recorded investment):
TDRs, at beginning of year	449,145	$83,484	252,749	$53,494
New additions	28,717	4,921	19,380	3,642
Repayments	(6,635)	(1,134)	(1,054)	(276)
Loss events(1)	(8,680)	(1,592)	(3,688)	(739)
Other	(449)	(148)	552	65

March 31, balance	462,098	85,531	267,939	56,186
Other (recorded investment)(2)	16,861	1,526	24,308	2,289

Total impaired loans with specific reserve	478,959	87,057	292,247	58,475

Total allowance for loan losses of individually impaired single-family loans		(17,909)		(15,851)

Net investment, March 31,		$69,148		$42,624

(1)	Consists of foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.
(2)	Consists of loans impaired upon purchase, which experienced further deterioration in borrower credit.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. The estimate of our portfolio’s credit sensitivity to a 5% home price decline (with this scenario’s assumptions) has decreased in recent periods, which we believe is due to the combination of improvement in home prices in most of the U.S. as well as the decline in the composition of our portfolio of loans originated in 2005 through 2008.

The table below presents the estimated credit loss sensitivity of our single-family credit guarantee portfolio, based on assumptions required by FHFA, both before and after consideration of credit enhancements, measured at the end of the last five quarterly periods.

Table 47 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
March 31, 2013	$4,961	30.3 bps	$4,575	27.9 bps
December 31, 2012	$6,356	38.8 bps	$5,908	36.1 bps
September 30, 2012	$6,479	39.2 bps	$6,085	36.8 bps
June 30, 2012	$7,131	42.2 bps	$6,713	39.7 bps
March 31, 2012	$8,568	49.6 bps	$8,095	46.8 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating effect on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Institutional Credit Risk

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 68% of our single-family purchase volume during the first quarter of 2013. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., and U.S. Bank, N.A. accounted for 21%, 13%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2013.

75	Freddie Mac

We are exposed to institutional credit risk arising from the potential insolvency of or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. This exposure remained high during the first quarter of 2013. We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB and/or make us whole for losses realized with respect to the loan after consideration of other recoveries, if any. We require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended pending our decision on the appeal. For loans that have proceeded through foreclosure and REO sale or other workouts (e.g. short sales) and that we have determined were ineligible to be delivered to us, we will accept reimbursement for realized credit losses in lieu of repurchase. For all other loans that we determine were ineligible to be delivered to us, we have the right to issue a repurchase request for the loan’s UPB, plus interest and fees. Our practices for repurchases associated with the loans we purchase on or after January 1, 2013 are subject to the new representation and warranty framework discussed below.

As part of our expansion of our relief refinance initiative (including HARP), we face greater exposure to credit and other losses on these loans because we are relieving lenders of certain representations and warranties on the original mortgage being refinanced. For more information on HARP, see “Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program.”

We, together with Fannie Mae, launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on sales of mortgage loans to Freddie Mac and Fannie Mae. Under the new framework, lenders are relieved of certain repurchase obligations in specific cases, such as for loans that perform for 36 consecutive months (subject to certain exclusions). We continue to enhance our loan review process in order to focus on earlier identification of loans with underwriting defects. If we are unable to identify breaches in representations and warranties timely, we may face greater exposure to credit and other losses under this new framework, as our ability to seek recovery or repurchase from the seller is more limited. The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards.

76	Freddie Mac

The table below provides a summary of our repurchase request activity for the three months ended March 31, 2013 and 2012.

Table 48 — Repurchase Request Activity and Counterparty Balances(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance	$3,028	$2,716
New requests issued	2,230	2,625
Requests collected(2)	(935)	(854)
Requests cancelled(3)	(1,433)	(1,224)
Other(4)	(6)	(34)

Ending balance	$2,884	$3,229

	As of March 31,	As of December 31,
	2013	2012
	(in millions)
Seller/servicer counterparty:
Bank of America, N.A.	$918	$1,029
Wells Fargo Bank, N.A.	721	662
JPMorgan Chase Bank, N.A.	271	279
CitiMortgage, N.A.	96	100
U.S. Bank, N.A.	40	112
Other counterparties	838	846

Total	$2,884	$3,028

(1)	Amounts are based on the UPB of the loans associated with the repurchase requests.
(2)	Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated agreements, and other alternative remedies. For the three months ended March 31, 2013 and 2012, approximately 48% and 33%, respectively, of the requests collected in each period were satisfied by reimbursement of losses associated with the request.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or rescinded through a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

The UPB of loans subject to open repurchase requests decreased to $2.9 billion at March 31, 2013 from $3.0 billion at December 31, 2012 because the combined volume of requests collected and cancelled exceeded the volume of new request issuances. As measured by UPB, approximately 48% and 41% of the repurchase requests outstanding at March 31, 2013 and December 31, 2012, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of March 31, 2013, two of our largest seller/servicers (Bank of America, N.A. and Wells Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $1.6 billion, and approximately 63% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at March 31, 2013 and December 31, 2012, approximately $1.1 billion and $1.2 billion, respectively, were issued due to mortgage insurance rescission or mortgage insurance claim denial. For more information on repurchase requests, including those associated with mortgage insurance rescission, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” and “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or fail to honor any related indemnification or recourse obligations” in our 2012 Annual Report.

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. The loan review and appeal process is lengthy, and we are continuing to complete and compile the results of our review of 2012 originations. As part of the 2013 Conservatorship Scorecard, FHFA set a goal for

77	Freddie Mac

us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. As a result, we expect to continue our reviews of loans originated prior to 2009 in accordance with FHFA’s guidance, and our repurchase request volumes with our seller/servicers may increase in future periods.

During the first quarter of 2013, we entered into an agreement with GMAC Mortgage, LLC (in connection with its bankruptcy proceeding) to release specified loans from certain repurchase obligations in exchange for a one-time cash payment. Loans totaling approximately $0.7 billion in UPB were subject to this negotiated agreement.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. Such differences are reflected in our allowance for loan losses and impact the amount of the provision for credit losses that we record during a given period. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2013 and December 31, 2012; however, our actual losses may exceed our estimates.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 13%, respectively, of our single-family mortgage loans as of March 31, 2013, and together serviced approximately 39% of our single-family mortgage loans. Because we are the master servicer and delegate the primary servicing function to our servicers, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with regulations in each jurisdiction.

We also are exposed to the risk that seller/servicers might fail to service mortgages in accordance with our contractual requirements, which could result in increased credit losses. We rely on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. However, we continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have been facilitating the transfer of servicing from certain underperforming servicers to other servicers that specialize in workouts of problem loans. Some of these specialized servicers have grown rapidly in the last two years and now service an increasing number of our loans.

During 2011 and 2012, we made changes to our programs for reviewing the performance of our servicers. Under the programs, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans, and also assess certain fees to compensate us for deficiencies in servicer performance. These fees are recorded in other expenses, and other income, respectively, within our consolidated statements of comprehensive income. These fees were not significant to our consolidated financial results for the first quarter of 2013. During the first quarter of 2013, we made additional changes that are designed to further encourage more timely resolution of problem loans.

Multifamily Mortgage Seller/Servicers

A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily mortgage servicers and our multifamily sellers. As of March 31, 2013, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 38% of this portfolio. We also acquire a significant portion of our multifamily purchase volume from several large sellers. For the three months ended March 31, 2013, our top two multifamily sellers, CBRE Capital Markets, Inc. and Walker & Dunlop, LLC, accounted for 26% and 11%, respectively, of our multifamily purchase and guarantee issuance volume. Our top 10 multifamily sellers represented an aggregate of approximately 85% of our multifamily purchase and guarantee issuance volume for the three months ended March 31, 2013.

78	Freddie Mac

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

We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing regular analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. The 2013 Conservatorship Scorecard includes a goal for us to develop counterparty risk management standards for mortgage insurers that include uniform master policies and eligibility requirements.

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies for mortgage loans that we hold on our consolidated balance sheets as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments. We also evaluate the collectability of outstanding receivables from these counterparties related to outstanding and unpaid claims. The substantial majority of our mortgage insurance exposure is concentrated with four counterparties, certain of which are under significant financial stress. Additionally, a number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. We continue to acquire new loans with mortgage insurance from these weaker mortgage insurers, to the extent they are continuing to issue new coverage.

The table below summarizes our exposure to mortgage insurers as of March 31, 2013. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of March 31, 2013, we had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.

Table 49 — Mortgage Insurance by Counterparty

			As of March 31, 2013
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B	Stable	$43.9	$1.9	$11.0	$	<0.1
Radian Guaranty Inc.	B–	Stable	39.6	5.2	9.7		1.1
United Guaranty Residential Insurance Company	BBB	Stable	34.4	0.2	8.5		<0.1
Genworth Mortgage Insurance Corporation	B	Negative	27.1	0.3	6.8		<0.1
PMI Mortgage Insurance Co. (PMI)(4)	CCC–	Negative	17.2	0.6	4.2		0.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	14.2	1.1	3.5		0.1
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	6.2	0.2	1.6		<0.1
Essent Guaranty, Inc.	Not Rated	N/A	5.7	—	1.4		—
CMG Mortgage Insurance Company	BBB–	Negative	2.8	<0.1	0.7		—

Total			$191.1	$9.5	$47.4		$1.3

(1)	Represents the rating and exposure for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of April 24, 2013. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In October 2011, PMI began paying valid claims 50% in cash and 50% in deferred payment obligations under order of its state regulator.
(5)	Under a plan announced in November 2012, RMIC is paying all valid claims settled on or after January 19, 2012, 60% in cash and 40% in deferred payment obligations.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $0.4 billion and $0.5 billion during the three months ended March 31, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $0.8 billion at both March 31, 2013 and December 31, 2012.

79	Freddie Mac

PMI, RMIC, and Triad are all under regulatory or court ordered supervision, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers have continued to pay a portion of their respective claims in cash. The state regulators of these companies have generally not allowed them to pay their respective deferred payment obligations. If these insurers do not pay the full amount of their deferred payment obligations, we would lose a portion of the coverage from these counterparties shown in the table above.

Recently, some of our mortgage insurance counterparties have been able to obtain additional capital and we expect that they will continue to explore additional opportunities to further improve their capital position as the housing market improves. In connection with the 2013 Conservatorship Scorecard, we expect to publish changes to our capital requirements for mortgage insurer eligibility during the second half of 2013. In addition to PMI, RMIC, and Triad, we believe that certain of our other mortgage insurance counterparties may be unable to meet the expected new requirements for mortgage insurer eligibility within our timeframes for doing so. As a result, our mortgage insurance exposure could become concentrated among a smaller number of counterparties in the future. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers” in our 2012 Annual Report.

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

The table below presents our coverage amounts of bond insurance, including secondary coverage, for the non-agency mortgage-related securities we hold. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum principal exposure to credit losses related to such a failure.

Table 50 — Bond Insurance by Counterparty

			As of March 31, 2013
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(2)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$3,884	46%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1,546	18
MBIA Insurance Corp.	CCC	Negative	1,031	12
National Public Finance Guarantee Corp.	BB	Negative	1,096	13
Assured Guaranty Municipal Corp.	A	Stable	827	10
Syncora Guarantee Inc. (Syncora)(3)	Not Rated	N/A	54	1
CIFG Assurance Corporation	Not Rated	N/A	30	<1

Total			$8,468	100%

(1)	Represents the rating and outlook of the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of April 24, 2013. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including other expenses, on non-agency mortgage-related securities.
(3)	Ambac, FGIC, and Syncora are currently operating under regulatory or court ordered supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are insolvent. FGIC is currently not paying any of its claims. Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in the third quarter of 2012. For information about developments concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” in our 2012 Annual Report. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at March 31, 2013 and December 31, 2012. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

80	Freddie Mac

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of March 31, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $68.2 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) U.S. Treasury securities; or (c) cash deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

Agency and Non-Agency Mortgage-Related Security Issuers

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in the first quarters of 2013 and 2012 related to certain of our investments in non-agency mortgage-related securities. The servicing of loans underlying these securities is significantly concentrated with several counterparties and our ability to mitigate this concentration is limited. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. For more information on these efforts, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2012 Annual Report.

For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities” as well as “Cash and Other Investments Counterparties” above.

Derivative Counterparties

We use exchange-traded derivatives and OTC derivatives, and are exposed to institutional credit risk with respect to both types of derivatives. For more information about the institutional credit risk associated with our use of derivatives, and our strategies to manage our exposures related to such risk, see “MD&A — RISK MANAGEMENT — Credit Risk —Institutional Credit Risk — Derivative Counterparties” in our 2012 Annual Report.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. The relative concentration of our derivative exposure among our primary derivative counterparties remains high as compared to historical levels. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for additional information.

The table below summarizes our exposure to our derivative counterparties, including exchanges and clearinghouses, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. In addition, we have derivative liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with derivative counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt

81	Freddie Mac

securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At March 31, 2013, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2013, which includes both cash collateral held and posted by us, net.

Table 51 — Derivative Counterparty Credit Exposure

	As of March 31, 2013
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	4	$44,028	$8	$8	5.6	$10 million or less
A+	4	73,262	1,304	21	5.8	$1 million or less
A	5	335,490	359	4	5.7	$1 million or less
A–(7)	4	141,422	62	20	5.9	$1 million or less
BBB+	1	42,642	—	—	5.7	$—

Subtotal(8)	18	636,844	1,733	53	5.8
Futures and clearinghouse-settled derivatives		23,619	29	29
Commitments		23,986	36	36
Swap guarantee derivatives		3,617	1	1
Other derivatives(9)		10,684	—	—

Total derivatives		$698,750	$1,799	$119

	As of December 31, 2012
Rating (1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold(6)
	(dollars in millions)
AA–	4	$41,169	$—	$—	5.6	$10 million or less
A+	4	86,717	1,220	15	6.0	$1 million or less
A	5	343,353	734	32	5.8	$1 million or less
A–	4	148,271	6	22	5.7	$1 million or less
BBB+	1	42,643	—	—	6.0	$—

Subtotal(8)	18	662,153	1,960	69	5.8
Futures and clearinghouse-settled derivatives		42,673	66	66
Commitments		25,530	20	20
Swap guarantee derivatives		3,628	—	—
Other derivatives(9)		11,847	1	1

Total derivatives		$745,831	$2,047	$156

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At March 31, 2013 and December 31, 2012, $485 million and $501 million, respectively, of non-cash collateral had been posted to us. At March 31, 2013, non-cash collateral held exceeded our total exposure at fair value by $5 million. We regularly review the market values of the securities pledged to us to minimize our exposure to loss. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes consideration of maintenance margin posted by our counterparty.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Subsequent to March 31, 2013, one of our counterparties was downgraded to BBB+ from A-. Our exposure, net of collateral to this counterparty was approximately $1 million at March 31, 2013.
(8)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), and foreign-currency swaps.
(9)	Consists primarily of certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

82	Freddie Mac

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.

Approximately 98% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps was collateralized at March 31, 2013 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.

In the event a derivative counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if non-cash collateral held by the custodian cannot be liquidated at prices that are sufficient to recover the amount of such exposure.

The total exposure on our forward purchase and sale commitments, which are treated as derivatives for accounting purposes, was $36 million and $20 million at March 31, 2013 and December 31, 2012, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, Greece, and Cyprus (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely affected due to ongoing weaknesses in the economic and fiscal situations of those countries. In recent periods, Moody’s and S&P downgraded a number of European countries. We are monitoring our exposures to European countries and institutions.

As of March 31, 2013, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.

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

83	Freddie Mac

condition may be adversely affected if one or more of our institutional counterparties do not meet their obligations to us” in our 2012 Annual Report.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

We continue to face significant levels of operational risk, due to a variety of factors, including: (a) the complexity of our business operations; (b) the amount of change to our core systems required to keep pace with regulatory and other requirements; and (c) the fact that we face a variety of different, and potentially competing, business objectives and new FHFA-mandated activities (e.g., the initiatives we are pursuing under the 2013 Conservatorship Scorecard). For more information, see “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks” in our 2012 Annual Report.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. As of March 31, 2013, we had one material weakness in our internal control over financial reporting, related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”

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

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address quarterly deficits in our net worth. Our most recent draw request of $19 million occurred in May 2012, to address our deficit in net worth at March 31, 2012.

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities. However, the costs and availability of our debt funding could vary for a number of reasons, including: (a) the uncertainty about the future of the GSEs; and (b) any future downgrades in our credit ratings or the credit ratings of the U.S. government. For more information, see “Other Debt Securities — Credit Ratings.”

Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac.

84	Freddie Mac

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. Under these practices and policies, we maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, in the event we do not have access to the short- or long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. For a discussion of our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management” in our 2012 Annual Report.

Throughout the three months ended March 31, 2013, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. Furthermore, during the three months ended March 31, 2013 the majority of the funds used to cover our short-term cash liquidity needs was invested in short-term assets with a rating of A-1/P-1 or AAA or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

For information related to the troubled European countries, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Selected European Sovereign and Non-Sovereign Exposures.”

Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs” in our 2012 Annual Report.

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three months ended March 31, 2013, which, we believe, is due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 23% of outstanding other debt at March 31, 2013 as compared to 22% at December 31, 2012.

Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of March 31, 2013, we estimate that the par value of our aggregate indebtedness totaled $534.6 billion, which was approximately $245.4 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three months ended March 31, 2013 and 2012.

85	Freddie Mac

Table 52 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$77,562	$64,163

Total other short-term debt	77,562	64,163
Other long-term debt:
Medium-term notes — callable	19,275	37,498
Medium-term notes — non-callable	1,025	10,704
U.S. dollar Reference Notes® securities — non-callable	10,000	21,500

Total other long-term debt	30,300	69,702

Total other debt issued	$107,862	$133,865

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased, called, and exchanged during the three months ended March 31, 2013 and 2012.

Table 53 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Repurchases of outstanding medium-term notes	$197	$1,697
Calls of callable medium-term notes	23,342	49,028

(1)	Excludes debt securities of consolidated trusts held by third parties.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of April 24, 2013.

Table 54 — Freddie Mac Credit Ratings

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

86	Freddie Mac

government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2012 Annual Report.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $51.6 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2013. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2013, our non-mortgage-related securities consisted of Treasury notes and asset-backed securities that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. In addition, while our holdings of unsecuritized performing single-family mortgage loans and CMBS are also potential sources of liquidity, they are less liquid than agency securities. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are illiquid due to market conditions and the continued poor credit quality of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also illiquid.

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.

Cash Flows

Our cash and cash equivalents increased by $19.2 billion to $27.7 billion during the three months ended March 31, 2013, as compared to a decrease of $19.9 billion to $8.6 billion during the three months ended March 31, 2012. Cash flows provided by operating activities during the three months ended March 31, 2013 and 2012 were $2.0 billion and $1.4 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the three months ended March 31, 2013 and 2012 were $140.2 billion and $102.0 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the three months ended March 31, 2013 and 2012 were $122.9 billion and $123.2 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties.

Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock

Since our entry into conservatorship, Treasury and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we have received from Treasury, has enabled us to access debt funding on terms sufficient for our needs. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. The amount of available funding remaining under the Purchase Agreement is currently $140.5 billion. This amount will be reduced by any future draws.

At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.

87	Freddie Mac

Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2012 Annual Report for additional information on mandatory receivership.

Based on our Net Worth Amount at March 31, 2013, our dividend obligation to Treasury in June 2013 will be $7.0 billion. We paid dividends of $5.8 billion in cash on the senior preferred stock during the three months ended March 31, 2013, based on our Net Worth Amount at December 31, 2012. Through March 31, 2013, we have paid aggregate cash dividends to Treasury of $29.6 billion, an amount equal to 41% of our aggregate draws received under the Purchase Agreement.

At March 31, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends cannot be used to offset prior draws from Treasury. Accordingly, while we have paid aggregate cash dividends to Treasury of $29.6 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2012 Annual Report.

FAIR VALUE BALANCE SHEETS AND ANALYSIS

Fair Value Measurements

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis.

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding the fair value hierarchy, fair value measurements, and our validation processes, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2012 Annual Report.

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

The table below summarizes our assets and liabilities measured at fair value on a recurring basis on our consolidated balance sheets at March 31, 2013 and December 31, 2012.

88	Freddie Mac

Table 55 — Summary of Assets and Liabilities Measured at Fair Value on a Recurring Basis on Our Consolidated Balance Sheets

	March 31, 2013		December 31, 2012
	Total GAAP Recurring Fair Value	Percentage in Level 3	Total GAAP Recurring Fair Value	Percentage in Level 3
	(dollars in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value	$167,760	34%	$174,896	31%
Trading, at fair value	31,589	4	41,492	4
Mortgage loans:
Held-for-sale, at fair value	14,140	100	14,238	100
Derivative assets, net(1)	599	—	657	—
Other assets:
Guarantee asset, at fair value	1,159	100	1,029	100
All other, at fair value	138	100	114	100

Total assets carried at fair value on a recurring basis(1)	$215,385	31	$232,426	28

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$67	—%	$70	—%
Other debt, at fair value(2)	1,508	100	2,187	100
Derivative liabilities, net(1)	225	—	178	—

Total liabilities carried at fair value on a recurring basis(1)	$1,800	6	$2,435	7

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(2)	Other debt, at fair value primarily consisted of foreign-currency denominated debt recorded at fair value.

Level 3 Recurring Fair Value Measurements

A significant amount of assets and liabilities is measured and recorded using significant unobservable inputs (Level 3). See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

We also consider credit risk when we evaluate the valuation of our derivative positions, including the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. However, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, counterparties, typically within one business day of the daily market value calculation. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for a discussion of our counterparty credit risk.

See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets” for additional information regarding the valuation of our assets and liabilities.

89	Freddie Mac

Consolidated Fair Value Balance Sheets Analysis

The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at March 31, 2013 and December 31, 2012. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” in this Form 10-Q and our 2012 Annual Report, and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2012 Annual Report for information concerning the risks associated with these models.

Limitations

Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because our consolidated fair value balance sheets only capture the values of the current investment and securitization portfolios as of the dates presented. For example, our consolidated fair value balance sheets do not capture the value of new investment and securitization business that would likely replace current business (for example, as prepayments and other liquidations occur), nor do they include any estimation of intangible or goodwill values. Thus, the fair value of net assets presented on our consolidated fair value balance sheets does not represent an estimate of our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.

The measurement of fair value requires management to make judgments and assumptions, and employ various methodologies. These judgments, assumptions and methodologies may have a significant effect on our measurements of fair value, and the use of different judgments, assumptions and methodologies, as well as changes in market conditions, could have a material effect on the fair value of net assets presented on our consolidated fair value balance sheets. For example, the fair value of certain financial instruments is based on our current principal market (i.e., the market with the greatest volume and level of activity for the financial instruments) as of the dates presented. As market conditions change or new markets evolve, our principal market may change.

We report certain assets and liabilities that are not financial instruments, such as property and equipment and REO, as well as certain financial instruments that are not covered by the disclosure requirements in the accounting guidance for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We do not believe these items have a significant impact on our overall fair value results. Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets, which is the same as the carrying value in our GAAP consolidated balance sheets, and does not reflect fair value. As the senior preferred stock is restricted as to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

90	Freddie Mac

Table 56 — Consolidated Fair Value Balance Sheets

	March 31, 2013		December 31, 2012
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$27.7	$27.7	$8.5	$8.5
Restricted cash and cash equivalents	1.8	1.8	14.6	14.6
Federal funds sold and securities purchased under agreements to resell	38.6	38.6	37.6	37.6
Investments in securities:
Available-for-sale, at fair value	167.8	167.8	174.9	174.9
Trading, at fair value	31.6	31.6	41.5	41.5

Total investments in securities	199.4	199.4	216.4	216.4

Mortgage loans:
Mortgage loans held by consolidated trusts	1,505.2	1,540.8	1,495.9	1,540.1
Unsecuritized mortgage loans	183.0	163.5	190.4	167.6

Total mortgage loans	1,688.2	1,704.3	1,686.3	1,707.7
Derivative assets, net	0.6	0.6	0.7	0.7
Other assets	23.1	23.1	25.8	25.8

Total assets	$1,979.4	$1,995.5	$1,989.9	$2,011.3

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,425.9	$1,482.1	$1,419.5	$1,487.1
Other debt	529.9	546.2	547.5	565.6

Total debt, net	1,955.8	2,028.3	1,967.0	2,052.7
Derivative liabilities, net	0.2	0.2	0.2	0.2
Other liabilities	13.4	17.5	13.8	16.7

Total liabilities	1,969.4	2,046.0	1,981.0	2,069.6

Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	1.7	14.1	0.9
Common stock	(76.4)	(124.5)	(77.5)	(131.5)

Total net assets	10.0	(50.5)	8.9	(58.3)

Total liabilities and net assets	$1,979.4	$1,995.5	$1,989.9	$2,011.3

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for the three months ended March  31, 2013 and 2012.

Table 57 — Summary of Change in the Fair Value of Net Assets

	Three Months Ended March 31,
	2013	2012
	(in billions)
Beginning balance	$(58.3)	$(78.4)
Changes in fair value of net assets, before capital transactions	13.6	(9.1)
Capital transactions:
Dividends and share issuances, net(1)	(5.8)	(1.7)

Ending balance	$(50.5)	$(89.2)

(1)	Includes the funds received from Treasury of $0 billion and $0.1 billion for the three months ended March 31, 2013 and 2012, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

During the first quarter of 2013, the fair value of net assets, before capital transactions, increased by $13.6 billion, compared to a $9.1 billion decrease during the first quarter of 2012. The increase in the fair value of net assets, before capital transactions, during the first quarter of 2013 was primarily due to an increase in the fair value of our single-family mortgage loans as the result of continued improvement in realized and expected home prices and improvement in the overall credit environment coupled with high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our non-agency single-family mortgage-related securities. See “Table 56 — Consolidated Fair Value Balance Sheets” for additional details.

91	Freddie Mac

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

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.

We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $79.1 billion and $74.2 billion at March 31, 2013 and December 31, 2012, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $248.1 billion and $291.5 billion in notional amount at March 31, 2013 and December 31, 2012, respectively.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $10.1 billion and $10.2 billion at March 31, 2013 and December 31, 2012, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At March 31, 2013 and December 31, 2012, there were no liquidity guarantee advances outstanding.

We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2012 Annual Report for additional information related to our variable interests in these VIEs.

For further information on our off-balance sheet arrangements, see “MD&A — Off-Balance Sheet Arrangements” in our 2012 Annual Report.

92	Freddie Mac

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

Our critical accounting policies and estimates relate to: (a) the allowance for loan losses and the reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) our ability to realize net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2012 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2012 Annual Report. For additional information about our ability to realize net deferred tax assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Deferred Tax Assets and Liabilities.”

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program, the servicing alignment initiative and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of our 2012 Annual Report, and:

•

the actions FHFA, Treasury, the Federal Reserve, the SEC, HUD, other federal agencies, the Administration, Congress, and our management may take, including actions related to implementing FHFA’s strategic plan for Freddie Mac and Fannie Mae’s conservatorships and the Conservatorship Scorecards;

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

•

changes in the federal government’s fiscal and monetary policy (including the completion, modification or termination of the Federal Reserve’s program of purchasing agency mortgage-related securities, or any sales of such securities, and any resulting impact on interest rates, home prices and the national economy);

93	Freddie Mac

•

changes in the regulation of the mortgage, housing finance, and financial services industries, including changes caused by the Dodd-Frank Act, or any other legislative, regulatory, or judicial action at the federal, state, or local level;

•	actions against mortgage originators and servicers, mortgage insurers, and other mortgage industry participants by federal or state authorities;

•

the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in HAMP, HARP, the non-HAMP standard loan modification initiative, and the recent short sale initiative), and the effect of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the effect of the lengthening of the foreclosure timeline;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates;

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

•

the failure of our customers and counterparties to fulfill their obligations to us, and the potential cost and difficulty of legally enforcing those obligations. These obligations include, for example: (a) the obligation of seller/servicers to repurchase loans sold to us in breach of their representations and warranties, and (b) the obligation of mortgage insurers to pay our claims in full;

•	changes in our judgments, assumptions, forecasts, or estimates regarding the volume of our business and spreads we expect to earn;

•

the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques, or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential effect on the market for our securities resulting from any purchases or sales by any large investor, including the Federal Reserve, of Freddie Mac debt or mortgage-related securities;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

94	Freddie Mac

•	the development of different types of mortgage servicing structures and servicing compensation;

•	preferences of originators in selling into the secondary mortgage market;

•

changes to our underwriting or servicing requirements (including servicing alignment efforts under the servicing alignment initiative), our practices with respect to the disposition of REO properties, or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q and our 2012 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their effects; and

•	market reactions to the foregoing.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

Under an agreement with FHFA, we have committed to provide certain disclosures, including the interest-rate risk and credit risk sensitivity disclosures discussed below. FHFA has suspended the remaining disclosure commitments under the agreement. For more information, see “MD&A — RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” in our 2012 Annual Report.

For disclosures concerning our PMVS and duration gap, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate and Other Market Risks — PMVS and Duration Gap.” Our monthly average PMVS results, duration gap, and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”

LEGISLATIVE AND REGULATORY MATTERS

Legislation Related to the Future Status of Freddie Mac and Fannie Mae

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac and Fannie Mae.

Recent bills introduced in the Senate have focused on preventing the use of Freddie Mac and Fannie Mae guarantee fees to offset budget spending. For example, the Jumpstart GSE Reform Act would bar any increase in guarantee fees charged by Freddie Mac and Fannie Mae to counterbalance government spending, and would prohibit the sale of the senior preferred stock by Treasury without Congressional approval and other structural reform. In addition, the Senate passed a 2014 budget resolution that established certain procedural requirements designed to make it more difficult to use Freddie Mac and Fannie Mae guarantee fees to offset other government spending. We expect additional bills relating to Freddie Mac and Fannie Mae to be introduced and considered by Congress during the next several quarters, although we cannot predict whether any of such bills might be enacted.

For more information, see “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac is uncertain and could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company” in our 2012 Annual Report.

95	Freddie Mac

FHFA Advisory Bulletin

On April 9, 2012, FHFA issued an advisory bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which is applicable to Freddie Mac, Fannie Mae, and the FHLBs. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. Among other provisions, the advisory bulletin requires that we classify a single-family loan as “loss” when the loan is no more than 180 days delinquent. The advisory bulletin, and subsequent FHFA guidance, specify that, once a loan is classified as “loss,” we generally are required to charge off the portion of the loan balance that exceeds the fair value of the property, less costs to sell and other available cash flows.

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

Affordable Housing Goals for 2012

In March 2013, we reported to FHFA that we achieved all five single-family affordable housing benchmarks and both multifamily affordable housing goals for 2012. Freddie Mac may achieve a single-family housing goal by meeting or exceeding either: (a) the FHFA benchmark for that goal; or (b) the actual share of the market that meets the criteria for that goal. FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2012.

Lender-Placed Insurance

On March 29, 2013, FHFA published a notice on certain lender-placed insurance practices that the agency considers contrary to prudent business practices and to appropriate administration of loans guaranteed by Freddie Mac and Fannie Mae. Although FHFA indicates that it plans a broader review of lender-placed insurance issues, proposed actions that FHFA addressed in the notice include: (a) prohibiting a seller/servicer from receiving remuneration associated with placing coverage with or maintaining placement with particular insurance providers; and (b) prohibiting a seller/servicer from receiving remuneration associated with an insurance provider ceding premiums to a reinsurer that is owned by, affiliated with or controlled by the seller/servicer.

Ability to Repay Rule and Qualifying Mortgages

In early 2013, the Consumer Financial Protection Bureau adopted the ability-to-repay final rule, which will become effective in January 2014. The rule requires mortgage originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. The rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. In May 2013, FHFA directed Freddie Mac and Fannie Mae to limit future single-family acquisitions to loans that are qualified mortgages under applicable CFPB regulations, including those mortgages meeting the special or temporary qualified mortgage definition in respect of us and Fannie Mae, as the case may be. The directive generally bars us and Fannie Mae from acquiring loans that are: (a) not fully amortizing; (b) have a term greater than 30 years; or (c) have points and fees in excess of 3% of the total loan amount. These limitations will not impact our ability to acquire loans that are not subject to the ability-to-repay requirements (e.g., investor transactions).

As the mortgage industry adopts the ability-to-repay rule, we will monitor market dynamics and work with FHFA to determine if additional updates to our underwriting and eligibility requirements and/or pricing changes should be made. We are continuing to assess the impacts of the ability-to-repay rule on our current underwriting and eligibility requirements and operational processes.

For more information on the ability-to-repay rule, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Dodd-Frank Act” in our 2012 Annual Report.

96	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our investments in mortgage assets (i.e., mortgage loans and mortgage-related securities) expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to the liabilities we use to fund those assets. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2012 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

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

In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment, government policy changes and programs, loan modifications, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments could result in hedging-related losses.

Duration Gap and PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three months ended March 31, 2013 and 2012. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage

97	Freddie Mac

portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.

Our PMVS-L (50 basis points) exposure at March 31, 2013 was $276 million, which increased compared to December 31, 2012 primarily due to an increase in our convexity exposure. On an average basis for the three months ended March 31, 2013, our PMVS-L (50 basis points) was $252 million, which was primarily driven by our negative convexity exposure on our mortgage assets.

To improve the accuracy of our models, we make changes to the underlying assumptions or modeling techniques on a periodic basis.

Table 58 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
March 31, 2013				$5	$276	$1,048
December 31, 2012				$61	$209	$737

	Three Months Ended March 31,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.1)	$22	$252	0.0	$16	$223
Minimum	(0.6)	$—	$152	(0.3)	$1	$130
Maximum	0.4	$54	$376	0.6	$57	$379
Standard deviation	0.3	$14	$61	0.2	$12	$47

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(1.2) billion at March 31, 2013, an increase of $0.3 billion from December 31, 2012. The increase was primarily driven by an increase in the duration of our mortgage assets caused by the increase in interest rates during 2013.

Table 59 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
March 31, 2013	$1,505	$276	$(1,229)
December 31, 2012	$1,102	$209	$(893)

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. As a result of management’s evaluation,

98	Freddie Mac

our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting. For more information, see “CONTROLS AND PROCEDURES – Management’s Report on Internal Control Over Financial Reporting” in our 2012 Annual Report.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2013

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

As described above in “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of March 31, 2013 that we have not remediated.

Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

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

•

FHFA personnel, including senior officials, review our SEC filings prior to filing, including this Form 10-Q, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

•	The Acting Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on at least a bi-weekly basis.

•

FHFA representatives hold frequent meetings with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications, and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently with our senior financial executives regarding our accounting policies, practices, and procedures.

In view of our mitigating actions related to this material weakness, we believe that our interim consolidated financial statements for the quarter ended March 31, 2013 have been prepared in conformity with GAAP.

99	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

100	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in millions, except share- related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,504	$17,468
Unsecuritized	2,009	2,312

Total mortgage loans	16,513	19,780
Investments in securities	2,157	2,938
Other	18	13

Total interest income	18,688	22,731

Interest expense
Debt securities of consolidated trusts	(12,030)	(15,253)
Other debt	(2,262)	(2,816)

Total interest expense	(14,292)	(18,069)
Expense related to derivatives	(131)	(162)

Net interest income	4,265	4,500
Benefit (provision) for credit losses	503	(1,825)

Net interest income after benefit (provision) for credit losses	4,768	2,675

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	34	(4)
Gains (losses) on retirement of other debt	(32)	(21)
Gains (losses) on debt recorded at fair value	12	(17)
Derivative gains (losses)	375	(1,056)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(21)	(475)
Portion of other-than-temporary impairment recognized in AOCI	(22)	(89)

Net impairment of available-for-sale securities recognized in earnings	(43)	(564)
Other gains (losses) on investment securities recognized in earnings	(276)	(288)
Other income	332	434

Non-interest income (loss)	402	(1,516)

Non-interest expense
Salaries and employee benefits	(208)	(176)
Professional services	(109)	(71)
Occupancy expense	(13)	(14)
Other administrative expenses	(102)	(76)

Total administrative expenses	(432)	(337)
Real estate owned operations expense	(6)	(171)
Other expenses	(186)	(88)

Non-interest expense	(624)	(596)

Income before income tax benefit	4,546	563
Income tax benefit	35	14

Net income	4,581	577

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,280	1,147
Changes in unrealized gains (losses) related to cash flow hedge relationships	90	111
Changes in defined benefit plans	20	(46)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,390	1,212

Comprehensive income	$6,971	$1,789

Net income	$4,581	$577
Undistributed net worth sweep and senior preferred stock dividends	(6,971)	(1,804)

Net loss attributable to common stockholders	$(2,390)	$(1,227)

Net loss per common share — basic and diluted	$(0.74)	$(0.38)
Weighted average common shares outstanding (in thousands) — basic and diluted	3,238,997	3,241,502

The accompanying notes are an integral part of these consolidated financial statements.

101	Freddie Mac

FREDDIE MAC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$27,733	$8,513
Restricted cash and cash equivalents (includes $1,539 and $14,289, respectively, related to our consolidated VIEs)	1,848	14,592
Federal funds sold and securities purchased under agreements to resell (includes $27,200 and $19,250, respectively, related to our consolidated VIEs)	38,646	37,563
Investments in securities:
Available-for-sale, at fair value (includes $118 and $132, respectively, pledged as collateral that may be repledged)	167,760	174,896
Trading, at fair value	31,589	41,492

Total investments in securities	199,349	216,388
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $4,090 and $4,919, respectively)	1,505,211	1,495,932
Unsecuritized (net of allowances for loan losses of $24,397 and $25,788, respectively)	168,803	176,177

Total held-for-investment mortgage loans, net	1,674,014	1,672,109
Held-for-sale, at fair value	14,140	14,238

Total mortgage loans, net	1,688,154	1,686,347
Accrued interest receivable (includes $5,293 and $5,426, respectively, related to our consolidated VIEs)	6,657	6,875
Derivative assets, net	599	657
Real estate owned, net (includes $44 and $45, respectively, related to our consolidated VIEs)	4,323	4,378
Deferred tax assets, net	—	778
Other assets (Note 19) (includes $5,997 and $7,986, respectively, related to our consolidated VIEs)	12,077	13,765

Total assets	$1,979,386	$1,989,856

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $4,976 and $5,142, respectively, related to our consolidated VIEs)	$6,926	$7,710
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $67 and $70 at fair value, respectively)	1,425,913	1,419,524
Other debt (includes $1,508 and $2,187 at fair value, respectively)	529,936	547,518

Total debt, net	1,955,849	1,967,042
Derivative liabilities, net	225	178
Other liabilities (Note 19) (includes $1 and $1, respectively, related to our consolidated VIEs)	6,415	6,099

Total liabilities	1,969,415	1,981,029

Commitments and contingencies (Notes 9, 14, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,039,533 shares and 650,033,623 shares outstanding, respectively	—	—
Additional paid-in capital	1	1
Retained earnings (accumulated deficit)	(72,042)	(70,796)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $4,255 and $6,606, respectively, related to net unrealized gains (losses) on securities for which other-than-temporary impairment has been recognized in earnings)	836	(1,444)
Cash flow hedge relationships	(1,226)	(1,316)
Defined benefit plans	(158)	(178)

Total AOCI, net of taxes	(548)	(2,938)
Treasury stock, at cost, 75,824,353 shares and 75,830,263 shares, respectively	(3,885)	(3,885)

Total equity (deficit) (See NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) for information on our dividend obligation to Treasury)	9,971	8,827

Total liabilities and equity (deficit)	$1,979,386	$1,989,856

The accompanying notes are an integral part of these consolidated financial statements.

102	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(UNAUDITED)

	Freddie Mac Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	577	—	—	577
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,212	—	1,212

Comprehensive income	—	—	—	—	—	—	—	577	1,212	—	1,789
Increase in liquidation preference	—	—	—	146	—	—	—	—	—	—	146
Stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(23)	—	—	23	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(1,807)	—	—	(1,807)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)

Ending balance at March 31, 2012	1	464	650	$72,317	$14,109	$—	$—	$(75,775)	$(6,783)	$(3,886)	$(18)

Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,581	—	—	4,581
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,390	—	2,390

Comprehensive income	—	—	—	—	—	—	—	4,581	2,390	—	6,971
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,827)	—	—	(5,827)

Ending balance at March 31, 2013	1	464	650	$72,336	$14,109	$—	$1	$(72,042)	$(548)	$(3,885)	$9,971

The accompanying notes are an integral part of these consolidated financial statements.

103	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$4,581	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative gains	(1,280)	(19)
Asset related amortization — premiums, discounts, and basis adjustments	1,417	900
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(1,984)	(1,030)
Net discounts paid on retirements of other debt	(253)	(136)
Net premiums received from issuance of debt securities of consolidated trusts	1,105	1,200
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(2)	25
(Benefit) provision for credit losses	(503)	1,825
Losses on investment activity	310	673
(Gains) losses on debt recorded at fair value	(12)	17
Deferred income tax benefit	(42)	(54)
Purchases of held-for-sale mortgage loans	(5,709)	(5,367)
Sales of mortgage loans acquired as held-for-sale	5,749	3,903
Repayments of mortgage loans acquired as held-for-sale	53	16
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(308)	(315)
Change in:
Accrued interest receivable	218	242
Accrued interest payable	(739)	(717)
Income taxes receivable or payable	7	147
Other, net	(648)	(483)

Net cash provided by operating activities	1,960	1,404

Cash flows from investing activities
Purchases of trading securities	(3,098)	(6,126)
Proceeds from sales of trading securities	10,793	1,962
Proceeds from maturities of trading securities	1,849	4,237
Purchases of available-for-sale securities	(206)	—
Proceeds from sales of available-for-sale securities	579	644
Proceeds from maturities of available-for-sale securities	9,125	8,901
Purchases of held-for-investment mortgage loans	(24,474)	(16,726)
Repayments of mortgage loans acquired as held-for-investment	130,488	118,395
Decrease in restricted cash	12,744	273
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	2,317	2,831
Net increase in federal funds sold and securities purchased under agreements to resell	(1,083)	(12,305)
Derivative premiums and terminations and swap collateral, net	1,128	(125)

Net cash provided by investing activities	140,162	101,961

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	28,535	30,641
Repayments of debt securities of consolidated trusts held by third parties	(128,114)	(110,135)
Proceeds from issuance of other debt	173,875	196,918
Repayments of other debt	(191,371)	(239,000)
Increase in liquidation preference of senior preferred stock	—	146
Payment of cash dividends on senior preferred stock	(5,827)	(1,807)
Payments of low-income housing tax credit partnerships notes payable	—	(1)

Net cash used in financing activities	(122,902)	(123,238)

Net increase (decrease) in cash and cash equivalents	19,220	(19,873)
Cash and cash equivalents at beginning of period	8,513	28,442

Cash and cash equivalents at end of period	$27,733	$8,569

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$17,448	$20,285
Net derivative interest carry	752	1,058
Income taxes	—	(108)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	108,608	89,741
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	108,608	89,741
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to consolidation of variable interest entities for which we are the primary beneficiary	(1,279)	—

The accompanying notes are an integral part of these consolidated financial statements.

104	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and the Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Annual Report.

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the purchased mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by debt issuances and hedged using derivatives. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. See “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report for additional information.

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency while also focusing on retention of key employees. Our business objectives reflect direction we have received from the Conservator, including the 2013 Conservatorship Scorecard. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2012 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements.

We recorded the cumulative effect of the correction of certain miscellaneous errors related to previously reported periods in the three months ended March 31, 2013. We concluded that these errors are not material individually or in the

105	Freddie Mac

aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ended December 31, 2013, or to the trend of earnings.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements, including, but not limited to, establishing the allowance for loan losses and reserve for guarantee losses, valuing financial instruments and other assets and liabilities, assessing impairments on investments, and assessing our ability to realize net deferred tax assets. Actual results could be different from these estimates.

Earnings Per Common Share

In 2012, an amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Senior Preferred Stock” for additional information regarding the Capital Reserve Amount. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in the period in which it is determinable for the senior preferred stock as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is generally declared and paid in the following period and recorded as a reduction to equity in the period declared.

Because we have participating securities, we use the “two-class” method of computing earnings per common share. Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in our 2012 Annual Report for further information.

Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common equivalent shares outstanding: (a) the weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and (b) the weighted average of unvested restricted stock units. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2012 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Stock-Based Compensation” in this Form 10-Q for additional information on our earnings-per-share calculation.

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

106	Freddie Mac

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

Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecards), and have changed considerably since we entered into conservatorship. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability.

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

On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan sets forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA stated that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading congressional proposals previously introduced. FHFA indicated that the plan leaves open all options for Congress and the

107	Freddie Mac

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

The Conservatorship Scorecards, instituted by FHFA, established objectives, performance targets and measures, and provided the implementation roadmap for FHFA’s strategic plan. We continue to align our resources and internal business plans to meet the goals and objectives provided to us by FHFA.

We regularly receive direction from our Conservator on how to pursue our objectives under conservatorship, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. The Conservator and Treasury have also, from time to time, not authorized us to engage in certain business activities and transactions, including the purchase or sale of certain assets, which we believe might have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds in the future under the Purchase Agreement.

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

As a result of the net worth sweep dividend provisions of the senior preferred stock, we do not have the ability over the long term to build and retain the capital generated by our business operations, or return capital to stockholders other than Treasury. There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. The Acting Director of FHFA stated on November 15, 2011 that “the long-term outlook is that neither [Freddie Mac nor Fannie Mae] will continue to exist, at least in its current form, in the future.” We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations.

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $553 billion at December 31, 2013 and was $534 billion at March 31, 2013. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. The 2013 Conservatorship Scorecard includes a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance (exclusive of agency securities, multifamily held-for-sale loans, and single-family loans purchased for cash) by selling 5% of mortgage-related assets.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the

108	Freddie Mac

appointment of a receiver by FHFA under statutory mandatory receivership provisions. At December 31, 2012, our assets exceeded our liabilities under GAAP; therefore we did not receive any funding from Treasury under the Purchase Agreement during the three months ended March 31, 2013. Since conservatorship began through March 31, 2013, we have paid cash dividends of $29.6 billion to Treasury at the direction of the Conservator.

At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2013.

See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.

NOTE 3: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process, and are required to evaluate the trusts for consolidation on an ongoing basis. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2012 Annual Report for further information regarding the consolidation of certain VIEs, including our REMICs and Other Structured Securities, and Other Guarantee Transactions.

Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheet the assets and liabilities of these trusts. At both March 31, 2013 and December 31, 2012, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion, as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $10.5 billion and $11.0 billion at March 31, 2013 and December 31, 2012, respectively.

VIEs for which We are not the Primary Beneficiary

The table below represents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in earnings if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. Our maximum exposure to loss for those VIEs for which we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2012 Annual Report for more information about VIEs for which we are not the primary beneficiary.

109	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	March 31, 2013
		Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)		Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$24	$—	$31	$116
Investments in securities:
Available-for-sale, at fair value	—	52,395	110,060	—	—
Trading, at fair value	89	9,647	9,518	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	59,388	—
Held-for-sale	—	—	—	14,140	—
Accrued interest receivable	—	297	334	309	7
Other assets	—	632	1	587	472
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(38)
Other liabilities	—	(737)	(1)	(40)	(632)
Maximum Exposure to Loss	$89	$55,176	$122,736	$74,455	$10,740
Total Assets of Non-Consolidated VIEs(4)	$7,033	$64,228	$719,764	$123,282	$24,666

	December 31, 2012
		Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)		Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$24	$—	$22	$119
Investments in securities:
Available-for-sale, at fair value	—	58,515	110,583	—	—
Trading, at fair value	292	10,354	10,617	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	62,245	—
Held-for-sale	—	—	—	14,238	—
Accrued interest receivable	—	324	350	326	7
Derivative assets, net	—	—	—	—	1
Other assets	—	558	2	381	482
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(667)	(2)	(29)	(635)
Maximum Exposure to Loss	$292	$51,045	$128,475	$77,213	$10,871
Total Assets of Non-Consolidated VIEs(4)	$10,901	$59,302	$768,704	$130,512	$25,004

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale. See “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information regarding our asset-backed investments and non-Freddie Mac securities.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss includes accrued interest receivable associated with these loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about our unsecuritized multifamily loans.
(4)	Except for unsecuritized multifamily loans, this represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. For unsecuritized multifamily loans, this represents the fair value of the property serving as collateral for the loan. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities backed by our PCs in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

110	Freddie Mac

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominately first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report.

The table below summarizes the types of loans on our consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Table 4.1 — Mortgage Loans

	March 31, 2013			December 31, 2012
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family: (1)
Fixed-rate
Amortizing	$126,258	$1,367,737	$1,493,995	$131,061	$1,356,030	$1,487,091
Interest-only	2,207	7,590	9,797	2,445	8,874	11,319

Total fixed-rate	128,465	1,375,327	1,503,792	133,506	1,364,904	1,498,410

Adjustable-rate
Amortizing	2,471	66,498	68,969	2,630	67,067	69,697
Interest-only	6,559	29,206	35,765	7,323	31,590	38,913

Total adjustable-rate	9,030	95,704	104,734	9,953	98,657	108,610

Other Guarantee Transactions	—	9,913	9,913	—	10,407	10,407
FHA/VA and other governmental	1,299	2,922	4,221	1,285	3,062	4,347

Total single-family	138,794	1,483,866	1,622,660	144,744	1,477,030	1,621,774

Multifamily: (1)
Fixed-rate	63,480	447	63,927	66,384	448	66,832
Adjustable-rate	10,232	—	10,232	10,182	—	10,182
Other governmental	3	—	3	3	—	3

Total multifamily	73,715	447	74,162	76,569	448	77,017

Total UPB of mortgage loans	212,509	1,484,313	1,696,822	221,313	1,477,478	1,698,791

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,316)	24,988	19,672	(5,376)	23,373	17,997
Fair value adjustments on loans held-for-sale(2)	147	—	147	266	—	266
Allowance for loan losses on mortgage loans held-for-investment	(24,397)	(4,090)	(28,487)	(25,788)	(4,919)	(30,707)

Total mortgage loans, net	$182,943	$1,505,211	$1,688,154	$190,415	$1,495,932	$1,686,347

Mortgage loans, net:
Held-for-investment	$168,803	$1,505,211	$1,674,014	$176,177	$1,495,932	$1,672,109
Held-for-sale	14,140	—	14,140	14,238	—	14,238

Total mortgage loans, net	$182,943	$1,505,211	$1,688,154	$190,415	$1,495,932	$1,686,347

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.

During the three months ended March 31, 2013 and 2012, we purchased $129.7 billion and $102.8 billion, respectively, in UPB of single-family mortgage loans and $0.3 billion in UPB of multifamily loans during both periods that were classified as held-for-investment at purchase. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have significant reclassifications of mortgage loans into held-for-sale from held-for-investment during the three months ended March 31, 2013. We did not sell any held-for-investment loans during the three months ended March 31, 2013.

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively

111	Freddie Mac

affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of March 31, 2013 and December 31, 2012, approximately 15% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of March 31, 2013				As of December 31, 2012
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	<= 80	>80 to 100	> 100(2)	Total	<= 80	>80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$733,003	$293,617	$171,315	$1,197,935	$699,386	$309,099	$188,048	$1,196,533
15-year amortizing fixed-rate(3)	261,259	16,542	5,332	283,133	249,666	18,473	5,433	273,572
Adjustable-rate(4)	52,387	9,268	3,862	65,517	50,764	10,341	4,845	65,950
Alt-A, interest-only, and option ARM(5)	27,280	22,845	45,648	95,773	27,642	24,030	52,057	103,729

Total single-family loans	$1,073,929	$342,272	$226,157	1,642,358	$1,027,458	$361,943	$250,383	1,639,784

Multifamily loans				60,143				63,032

Total recorded investment of held-for-investment loans				$1,702,501				$1,702,816

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on: (a) for purchase mortgages, either the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price; or (b) for refinance mortgages, a third-party appraisal. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 12.2% and 12.7% as of March 31, 2013 and December 31, 2012, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. However, our HAMP loan modifications result in an initial interest rate that subsequently adjusts gradually after five years to a new rate that is fixed for the remaining life of the loan. We have classified these loans as fixed-rate for purposes of this presentation even though they have a rate adjustment provision, because the future rates are determined at the time of the modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. For reporting purposes, loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification. For reporting purposes, loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.

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

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserves

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

112	Freddie Mac

loans that remain in consolidated trusts are generally aggregated and measured collectively for impairment based on similar risk characteristics of the loans.

The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2013				2012
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$25,449	$4,918	$141	$30,508	$30,406	$8,351	$159	$38,916
Provision (benefit) for credit losses	(1,063)	610	(16)	(469)	269	1,533	42	1,844
Charge-offs(2)	(2,484)	(170)	(2)	(2,656)	(3,425)	(249)	(3)	(3,677)
Recoveries(2)	623	35	—	658	499	16	—	515
Transfers, net(3)	1,564	(1,304)	(2)	258	2,687	(2,512)	(2)	173

Ending balance	$24,089	$4,089	$121	$28,299	$30,436	$7,139	$196	$37,771

Multifamily:
Beginning balance	$339	$1	$42	$382	$506	$—	$39	$545
Provision (benefit) for credit losses	(30)	—	(4)	(34)	(16)	—	(3)	(19)
Charge-offs(2)	(2)	—	—	(2)	(1)	—	—	(1)
Recoveries(2)	1	—	—	1	—	—	—	—
Transfers, net	—	—	(7)	(7)	—	—	—	—

Ending balance	$308	$1	$31	$340	$489	$—	$36	$525

Total:
Beginning balance	$25,788	$4,919	$183	$30,890	$30,912	$8,351	$198	$39,461
Provision (benefit) for credit losses	(1,093)	610	(20)	(503)	253	1,533	39	1,825
Charge-offs(2)	(2,486)	(170)	(2)	(2,658)	(3,426)	(249)	(3)	(3,678)
Recoveries(2)	624	35	—	659	499	16	—	515
Transfers, net(3)	1,564	(1,304)	(9)	251	2,687	(2,512)	(2)	173

Ending balance	$24,397	$4,090	$152	$28,639	$30,925	$7,139	$232	$38,296

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.59%				2.03%

(1)	Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $57 million and $101 million for the three months ended March 31, 2013 and 2012, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	For the three months ended March 31, 2013 and 2012, consists of: (a) approximately $1.3 billion and $2.5 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $257 million and $171 million, respectively, attributable to recapitalization of past due interest on modified mortgage loans; and (c) $1 million of other transfers during both periods.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

113	Freddie Mac

Table 4.4 — Net Investment in Mortgage Loans

	March 31, 2013			December 31, 2012
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,551,096	$58,199	$1,609,295	$1,550,493	$60,836	$1,611,329
Individually evaluated	91,262	1,944	93,206	89,291	2,196	91,487

Total recorded investment	1,642,358	60,143	1,702,501	1,639,784	63,032	1,702,816

Ending balance of the allowance for loan losses:
Collectively evaluated	(10,269)	(116)	(10,385)	(12,432)	(135)	(12,567)
Individually evaluated	(17,909)	(193)	(18,102)	(17,935)	(205)	(18,140)

Total ending balance of the allowance	(28,178)	(309)	(28,487)	(30,367)	(340)	(30,707)

Net investment in mortgage loans	$1,614,180	$59,834	$1,674,014	$1,609,417	$62,692	$1,672,109

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.6% and 12.8% of the recorded investment in such loans at March 31, 2013 and December 31, 2012, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.3% of the recorded investment in such loans at both March 31, 2013 and December 31, 2012.

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

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Single-family:
Primary mortgage insurance	$191,124	$188,419	$47,364	$46,685
Lender recourse and indemnifications	7,628	7,875	7,412	7,718
Pool insurance(3)	6,736	7,307	1,344	1,355
HFA indemnification(4)	5,631	6,270	3,323	3,323
Subordination(5)	2,882	2,960	473	503
Other credit enhancements	58	62	58	62

Total	$214,059	$212,893	$59,974	$59,646

Multifamily:
HFA indemnification(4)	$1,041	$1,112	$699	$699
Subordination(5)	45,173	40,549	7,485	6,698
Other credit enhancements	7,040	7,235	2,252	2,263

Total	$53,254	$48,896	$10,436	$9,660

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $13.3 billion and $13.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of March 31, 2013 and December 31, 2012, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end. Excludes approximately $2.8 billion and $3.3 billion in UPB at March 31, 2013 and December 31, 2012, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by HFA bonds. Excludes mortgage-related securities where subordination coverage was exhausted or maximum coverage amounts were limited to the remaining UPB at that date.

114	Freddie Mac

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

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.2 billion and $4.3 billion as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS

Individually Impaired Loans

Individually impaired single-family loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-performing loans, which are applied consistently for multifamily loans and single-family loan classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report.

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

115	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at March 31, 2013				For The Three Months Ended March 31, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,465	$3,280	$—	$3,280	$3,267	$99	$11
15-year amortizing fixed-rate(3)	65	32	—	32	30	1	—
Adjustable rate(4)	20	14	—	14	13	—	—
Alt-A, interest-only, and option ARM(5)	1,770	879	—	879	879	17	2

Total with no specific allowance recorded	8,320	4,205	—	4,205	4,189	117	13

With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	69,251	68,280	(13,604)	54,676	67,423	513	71
15-year amortizing fixed-rate(3)	1,127	1,120	(50)	1,070	1,083	12	3
Adjustable rate(4)	879	871	(98)	773	837	5	1
Alt-A, interest-only, and option ARM(5)	17,087	16,786	(4,157)	12,629	16,527	92	16

Total with specific allowance recorded	88,344	87,057	(17,909)	69,148	85,870	622	91

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	75,716	71,560	(13,604)	57,956	70,690	612	82
15-year amortizing fixed-rate(3)	1,192	1,152	(50)	1,102	1,113	13	3
Adjustable rate(4)	899	885	(98)	787	850	5	1
Alt-A, interest-only, and option ARM(5)	18,857	17,665	(4,157)	13,508	17,406	109	18

Total single-family(7)	$96,664	$91,262	$(17,909)	$73,353	$90,059	$739	$104

Multifamily —
With no specific allowance recorded(8)	$799	$776	$—	$776	$777	$10	$4
With specific allowance recorded	1,185	1,168	(193)	975	1,170	16	11

Total multifamily	$1,984	$1,944	$(193)	$1,751	$1,947	$26	$15

Total single-family and multifamily	$98,648	$93,206	$(18,102)	$75,104	$92,006	$765	$119

	Balance at December 31, 2012				For The Three Months Ended March 31, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,582	$3,236	$—	$3,236	$3,123	$79	$11
15-year amortizing fixed-rate(3)	64	30	—	30	22	1	—
Adjustable rate(4)	19	12	—	12	5	—	—
Alt-A, interest-only, and option ARM(5)	1,799	857	—	857	856	16	3

Total with no specific allowance recorded	8,464	4,135	—	4,135	4,006	96	14

With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	67,473	66,501	(13,522)	52,979	45,021	311	55
15-year amortizing fixed-rate(3)	1,134	1,125	(55)	1,070	331	4	2
Adjustable rate(4)	883	874	(107)	767	257	2	1
Alt-A, interest-only, and option ARM(5)	16,946	16,656	(4,251)	12,405	11,913	69	14

Total with specific allowance recorded	86,436	85,156	(17,935)	67,221	57,522	386	72

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	74,055	69,737	(13,522)	56,215	48,144	390	66
15-year amortizing fixed-rate(3)	1,198	1,155	(55)	1,100	353	5	2
Adjustable rate(4)	902	886	(107)	779	262	2	1
Alt-A, interest-only, and option ARM(5)	18,745	17,513	(4,251)	13,262	12,769	85	17

Total single-family(7)	$94,900	$89,291	$(17,935)	$71,356	$61,528	$482	$86

Multifamily —
With no specific allowance recorded(8)	$978	$966	$—	$966	$838	$11	$5
With specific allowance recorded	1,248	1,230	(205)	1,025	1,776	23	19

Total multifamily	$2,226	$2,196	$(205)	$1,991	$2,614	$34	$24

Total single-family and multifamily	$97,126	$91,487	$(18,140)	$73,347	$64,142	$516	$110

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.
(2)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(6)	Consists primarily of mortgage loans classified as TDRs.
(7)	As of March 31, 2013 and December 31, 2012 includes $88.3 billion and $86.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.3 billion and $8.5 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.
(8)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

116	Freddie Mac

Interest income foregone on individually impaired loans was $0.7 billion and $0.5 billion for the three months ended March 31, 2013 and 2012, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	March 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,133,211	$19,904	$6,822	$37,998	$1,197,935	$37,855
15-year amortizing fixed-rate(2)	280,454	1,279	280	1,120	283,133	1,114
Adjustable-rate(3)	63,492	577	186	1,262	65,517	1,259
Alt-A, interest-only, and option ARM(4)	76,663	3,169	1,343	14,598	95,773	14,552

Total single-family	1,553,820	24,929	8,631	54,978	1,642,358	54,780

Total multifamily	60,096	9	17	21	60,143	1,188

Total single-family and multifamily	$1,613,916	$24,938	$8,648	$54,999	$1,702,501	$55,968

	December 31, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,125,996	$21,509	$8,051	$40,977	$1,196,533	$40,833
15-year amortizing fixed-rate(2)	270,730	1,320	338	1,184	273,572	1,177
Adjustable-rate(3)	63,736	614	212	1,388	65,950	1,383
Alt-A, interest-only, and option ARM(4)	82,438	3,439	1,582	16,270	103,729	16,237

Total single-family	1,542,900	26,882	10,183	59,819	1,639,784	59,630

Total multifamily	63,000	—	2	30	63,032	1,457

Total single-family and multifamily	$1,605,900	$26,882	$10,185	$59,849	$1,702,816	$61,087

(1)	Based on recorded investment in the loan. Mortgage loans that have been modified are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of March 31, 2013, there were $1.5 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $5.8 billion and $9.2 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three months ended March 31, 2013 and 2012, respectively.

117	Freddie Mac

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	March 31, 2013	December 31, 2012
Single-family:
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	2.44%	2.62%
Total number of seriously delinquent loans	227,522	244,533
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	6.23%	6.83%
Total number of seriously delinquent loans	82,048	90,747
Other Guarantee Transactions:(2)
Serious delinquency rate	10.69%	10.60%
Total number of seriously delinquent loans	17,057	17,580
Total single-family:
Serious delinquency rate	3.03%	3.25%
Total number of seriously delinquent loans	326,627	352,860
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.04%	0.10%
UPB of delinquent loans (in millions)	$29	$76
Credit-enhanced portfolio:
Delinquency rate	0.34%	0.36%
UPB of delinquent loans (in millions)	$181	$172
Total Multifamily:
Delinquency rate	0.16%	0.19%
UPB of delinquent loans (in millions)	$210	$248

(1)	Single-family mortgage loans that have been modified are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans that have been modified as long as the borrower is less than two monthly payments past due under the modified contractual terms.

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

Troubled Debt Restructurings

Single-Family TDRs

For information about our loss mitigation activities that can result in our granting a concession to a borrower, including our participation in HAMP, see “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” in our 2012 Annual Report.

During the three months ended March 31, 2013, approximately 55% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 40% involved principal forbearance in addition to interest rate reductions and term extensions. During the three months ended March 31, 2013, the average term extension was 147 months and the average interest rate reduction was 2.3% on completed single-family loan modifications classified as TDRs.

TDR Activity and Performance

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three months ended March 31, 2013 and 2012, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

118	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Three Months Ended March 31,
	2013		2012
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate	22,481	$3,695	15,072	$2,643
15-year amortizing fixed-rate	1,888	143	962	87
Adjustable-rate(2)	689	118	451	85
Alt-A, interest-only, and option ARM	4,667	1,088	3,725	961

Total Single-family	29,725	5,044	20,210	3,776

Multifamily	3	31	4	22

Total	29,728	$5,075	20,214	$3,798

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the three months ended March 31, 2013 and 2012 was $5.0 billion and $3.7 billion, respectively.
(2)	Includes balloon/reset mortgage loans.

The table below presents the volume of payment defaults of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. For reporting purposes, loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income before completing the modification. For reporting purposes, loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions. Substantially all of our completed single-family loan modifications classified as a TDR during the three months ended March 31, 2013 resulted in a modified loan with a fixed interest rate. Approximately $45.4 billion in UPB of our completed HAMP loan modifications at March 31, 2013 had provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended March 31,
	2013		2012
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family
20 and 30-year or more, amortizing fixed-rate	3,171	$593	4,888	$919
15-year amortizing fixed-rate	90	9	232	24
Adjustable-rate	54	11	98	22
Alt-A, interest-only, and option ARM	511	135	1,048	278

Total single-family	3,826	$748	6,266	$1,243

Multifamily	—	$—	1	$2

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure transfer. We only include payment defaults for a single loan once during each quarterly period within a year; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarterly period.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of March 31.

There were 1,934 and 2,381 loans where we engaged in other loss mitigation activities (i.e., repayment plan, forbearance agreement, or trial period modifications) initially classified as TDRs, with a post-TDR recorded investment of $325 million and $383 million, that then subsequently experienced a payment default (i.e., became two months delinquent or completed a loss event) during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, there were also 5,400 loans with a recorded investment of $0.9 billion that were initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as TDR for other reasons) and the loan subsequently experienced a payment default.

119	Freddie Mac

NOTE 6: REAL ESTATE OWNED

We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report for a discussion of our significant accounting policies for REO.

The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

Table 6.1 — REO(1)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance — REO	$4,407	$5,827
Additions	1,561	2,000
Dispositions	(1,603)	(2,283)

Ending balance — REO	4,365	5,544

Beginning balance, valuation allowance	(29)	(147)
Change in valuation allowance	(13)	57

Ending balance, valuation allowance	(42)	(90)

Ending balance — REO, net	$4,323	$5,454

(1)	In the fourth quarter of 2012, we revised our presentation of REO activity to include the initial estimated costs to sell within REO activities rather than within the change in valuation allowance. Prior period amounts have been revised to conform to current period presentation.

The REO balance, net at March 31, 2013 and December 31, 2012 associated with single-family properties was $4.2 billion and $4.3 billion, respectively, and the balance associated with multifamily properties was $77 million and $64 million, respectively. The North Central region represented approximately 34% and 32% of our single-family REO additions during the three months ended March 31, 2013 and 2012, respectively, based on the number of properties, and the Southeast region represented approximately 31% and 30% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 47,968 properties and 49,071 properties at March 31, 2013 and December 31, 2012, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.

Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments, we recognized gains of $159 million and $80 million on REO dispositions during the three months ended March 31, 2013 and 2012, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $23 million and $2 million during the three months ended March 31, 2013 and 2012, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the three months ended March 31, 2013 and 2012 was $1.5 billion and $1.9 billion, respectively.

120	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At March 31, 2013 and December 31, 2012, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$48,409	$4,035	$(49)	$52,395
Fannie Mae	12,886	973	(2)	13,857
Ginnie Mae	171	25	—	196
CMBS	45,971	3,904	(190)	49,685
Subprime	34,417	187	(6,086)	28,518
Option ARM	7,258	112	(1,226)	6,144
Alt-A and other	11,485	343	(868)	10,960
Obligations of states and political subdivisions	5,183	126	(4)	5,305
Manufactured housing	695	30	(25)	700

Total available-for-sale securities	$166,475	$9,735	$(8,450)	$167,760

December 31, 2012
Available-for-sale securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709

Total available-for-sale securities	$177,118	$10,162	$(12,384)	$174,896

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

121	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
March 31, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,759	$—	$(22)	$(22)	$1,741	$—	$(27)	$(27)	$3,500	$—	$(49)	$(49)
Fannie Mae	9	—	—	—	50	—	(2)	(2)	59	—	(2)	(2)
CMBS	1,101	—	(33)	(33)	2,749	(17)	(140)	(157)	3,850	(17)	(173)	(190)
Subprime	65	(7)	—	(7)	26,803	(5,291)	(788)	(6,079)	26,868	(5,298)	(788)	(6,086)
Option ARM	—	—	—	—	4,960	(1,208)	(18)	(1,226)	4,960	(1,208)	(18)	(1,226)
Alt-A and other	205	—	—	—	6,888	(693)	(175)	(868)	7,093	(693)	(175)	(868)
Obligations of states and political subdivisions	26	—	(2)	(2)	34	—	(2)	(2)	60	—	(4)	(4)
Manufactured housing	—	—	—	—	189	(21)	(4)	(25)	189	(21)	(4)	(25)

Total available-for-sale securities in a gross unrealized loss position	$3,165	$(7)	$(57)	$(64)	$43,414	$(7,230)	$(1,156)	$(8,386)	$46,579	$(7,237)	$(1,213)	$(8,450)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2012	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,811	$—	$(25)	$(25)	$1,872	$—	$(27)	$(27)	$3,683	$—	$(52)	$(52)
Fannie Mae	170	—	—	—	55	—	(2)	(2)	225	—	(2)	(2)
CMBS	340	—	(3)	(3)	3,425	(22)	(156)	(178)	3,765	(22)	(159)	(181)
Subprime	298	(23)	—	(23)	25,676	(7,830)	(1,276)	(9,106)	25,974	(7,853)	(1,276)	(9,129)
Option ARM	82	(3)	—	(3)	5,182	(1,759)	(23)	(1,782)	5,264	(1,762)	(23)	(1,785)
Alt-A and other	50	(4)	—	(4)	7,938	(961)	(236)	(1,197)	7,988	(965)	(236)	(1,201)
Obligations of states and political subdivisions	37	—	(1)	(1)	45	—	(2)	(2)	82	—	(3)	(3)
Manufactured housing	46	—	—	—	222	(26)	(5)	(31)	268	(26)	(5)	(31)

Total available-for-sale securities in a gross unrealized loss position	$2,834	$(30)	$(29)	$(59)	$44,415	$(10,598)	$(1,727)	$(12,325)	$47,249	$(10,628)	$(1,756)	$(12,384)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At March 31, 2013, total gross unrealized losses on available-for-sale securities were $8.5 billion. The gross unrealized losses relate to 1,049 individual lots representing 1,009 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for information on our accounting policy for impairment recognition on investments in securities and our methodologies for measuring impairment on investments in securities, respectively.

For our available-for-sale securities in an unrealized loss position at March 31, 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. In cases where such an assertion cannot be made, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.

122	Freddie Mac

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

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	March 31, 2013
			Alt-A(1)
	Subprime First Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$1,084	$104	$679	$429	$1,958
Weighted average collateral defaults(3)	43%	37%	16%	37%	19%
Weighted average collateral severities(4)	66%	55%	44%	53%	45%
Weighted average voluntary prepayment rates(5)	7%	6%	12%	6%	8%
Average credit enhancement(6)	40%	7%	14%	17%	14%
2005:
UPB	$4,755	$2,427	$982	$713	$3,535
Weighted average collateral defaults(3)	56%	47%	28%	49%	24%
Weighted average collateral severities(4)	70%	61%	54%	62%	51%
Weighted average voluntary prepayment rates(5)	4%	5%	9%	5%	8%
Average credit enhancement(6)	49%	5%	1%	22%	2%
2006:
UPB	$17,736	$5,432	$448	$923	$1,010
Weighted average collateral defaults(3)	64%	58%	38%	54%	29%
Weighted average collateral severities(4)	72%	63%	55%	64%	54%
Weighted average voluntary prepayment rates(5)	3%	4%	7%	4%	8%
Average credit enhancement(6)	8%	(3)%	2%	(6)%	(2)%
2007:
UPB	$19,423	$3,654	$146	$1,168	$252
Weighted average collateral defaults(3)	64%	57%	57%	50%	44%
Weighted average collateral severities(4)	70%	61%	56%	60%	61%
Weighted average voluntary prepayment rates(5)	3%	4%	5%	5%	6%
Average credit enhancement(6)	9%	7%	4%	(16)%	—%
Total:
UPB	$42,998	$11,617	$2,255	$3,233	$6,755
Weighted average collateral defaults(3)	63%	55%	28%	49%	24%
Weighted average collateral severities(4)	71%	62%	51%	61%	50%
Weighted average voluntary prepayment rates(5)	3%	5%	9%	5%	8%
Average credit enhancement(6)	14%	2%	5%	—%	5%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own; divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any. The level of credit enhancement, including those securities with negative values, has been considered in our assessment of other-than temporary impairment.

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.

123	Freddie Mac

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	For the Three Months Ended March 31,
	2013	2012
	(in millions)
Available-for-sale securities:
CMBS	$(10)	$(16)
Subprime	(33)	(441)
Option ARM	—	(48)
Alt-A and other	—	(57)
Manufactured housing	—	(2)

Total net impairment of available-for-sale securities recognized in earnings	$(43)	$(564)

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2013 and January 1, 2012, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from changes in cash flows expected to be collected that are recognized over the remaining life of the security.

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended March 31,
	2013	2012
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$16,745	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	16	13
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	27	551
Reductions:
Amounts related to securities which were sold, written off or matured	(416)	(272)
Amounts previously recognized in other comprehensive income that were recognized in earnings because we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	—	(14)
Amounts related to amortization resulting from changes in cash flows expected to be collected that are recognized over the remaining life of the security	(40)	(52)

Ending balance — remaining credit losses on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$16,332	$16,214

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

124	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gross realized gains
Mortgage-related securities:
Fannie Mae	$16	$12
CMBS	83	76
Obligations of states and political subdivisions	2	1

Total mortgage-related securities gross realized gains	101	89

Gross realized gains	101	89

Gross realized losses
Gross realized losses	—	—

Net realized gains (losses)	$101	$89

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

March 31, 2013	Amortized Cost	Fair Value
	(in millions)
Available-for-sale securities:
Due within 1 year or less	$79	$80
Due after 1 through 5 years	1,926	2,089
Due after 5 through 10 years	1,666	1,756
Due after 10 years	162,804	163,835

Total available-for-sale securities	$166,475	$167,760

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities.

Table 7.8 — Trading Securities

	March 31, 2013	December 31, 2012
	(in millions)
Mortgage-related securities:
Freddie Mac	$9,647	$10,354
Fannie Mae	9,247	10,338
Ginnie Mae	121	131
Other	156	156

Total mortgage-related securities	19,171	20,979

Non-mortgage-related securities:
Asset-backed securities	89	292
Treasury bills	—	1,160
Treasury notes	12,329	19,061

Total non-mortgage-related securities	12,418	20,513

Total fair value of trading securities	$31,589	$41,492

Trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2013.

For both the three months ended March 31, 2013 and 2012, we recorded net unrealized losses on trading securities held at those dates of $(0.4) billion.

125	Freddie Mac

Total trading securities include $1.1 billion and $1.2 billion, respectively, of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of March 31, 2013 and December 31, 2012. Gains (losses) on trading securities on our consolidated statements of comprehensive income include losses of $(22) million and $(51) million, respectively, related to these hybrid financial securities for the three months ended March 31, 2013 and 2012.

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, “indebtedness” does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for information regarding restrictions on the amount of mortgage-related securities that we may own.

Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of March 31, 2013, we estimate that the par value of our aggregate indebtedness totaled $534.6 billion, which was approximately $245.4 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net.

Table 8.1 — Total Debt, Net

	Interest Expense For The Three Months Ended March 31,		Balance, Net (1)
	2013	2012	March 31, 2013	December 31, 2012
	(in millions)		(in millions)
Other debt:
Short-term debt	$44	$40	$124,280	$117,889
Long-term debt:
Senior debt	2,210	2,769	405,267	429,245
Subordinated debt	8	7	389	384

Total long-term debt	2,218	2,776	405,656	429,629

Total other debt	2,262	2,816	529,936	547,518
Debt securities of consolidated trusts held by third parties	12,030	15,253	1,425,913	1,419,524

Total debt, net	$14,292	$18,069	$1,955,849	$1,967,042

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $1.5 billion and $2.2 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013 and 2012, we recognized fair value gains (losses) of $9 million and $(17) million, respectively, on our foreign-currency denominated debt, of which $5 million and $(19) million, respectively, are gains (losses) related to foreign-currency translation.

Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either March 31, 2013 or December 31, 2012.

126	Freddie Mac

Table 8.2 — Other Debt

	March 31, 2013			December 31, 2012
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$124,325	$124,280	0.15%	$117,930	$117,889	0.15%

Total other short-term debt	$124,325	$124,280	0.15	$117,930	$117,889	0.15

Other long-term debt:
Original maturities on or before December 31,
2013	$83,869	$83,858	1.78%	$115,577	$115,527	1.66%
2014	79,770	79,651	1.87	85,798	85,665	1.78
2015	55,043	55,006	1.83	52,968	52,927	1.91
2016	46,521	46,596	2.70	38,882	38,954	3.14
2017	54,681	54,693	2.12	57,664	57,676	2.08
Thereafter	90,408	85,852	2.66	83,653	78,880	2.97

Total other long-term debt(3)	410,292	405,656	2.14	434,542	429,629	2.15

Total other debt	$534,617	$529,936		$552,472	$547,518

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $98.1 billion and $102.1 billion at March 31, 2013 and December 31, 2012, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2013				December 31, 2012
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2013 - 2048	$960,684	$984,800	4.38%	2013 - 2048	$960,176	$982,718	4.53%
20-year fixed-rate	2013 - 2033	74,181	76,470	3.99	2013 - 2033	73,902	76,079	4.09
15-year fixed-rate	2013 - 2028	264,067	270,652	3.44	2013 - 2028	257,083	263,244	3.59
Adjustable-rate	2013 - 2047	62,027	63,292	2.81	2013 - 2047	62,424	63,649	2.88
Interest-only(4)	2026 - 2041	28,567	28,615	4.23	2026 - 2041	31,588	31,642	4.37
FHA/VA	2013 - 2041	1,535	1,558	5.67	2013 - 2041	1,638	1,663	5.67

Total single-family		1,391,061	1,425,387			1,386,811	1,418,995
Multifamily(5)	2019	447	526	4.96	2019	448	529	4.96

Total debt securities of consolidated trusts held by third parties(6)		$1,391,508	$1,425,913			$1,387,259	$1,419,524

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	Balance, Net includes interest-only securities recorded at fair value.
(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.38% and 3.49% as of March 31, 2013 and December 31, 2012, respectively.

Lines of Credit

At both March 31, 2013 and December 31, 2012, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at March 31, 2013 and

127	Freddie Mac

December 31, 2012. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

For additional information regarding our use of derivatives, see “NOTE 10: DERIVATIVES” in our 2012 Annual Report.

Types of Derivatives

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, swap guarantee, and credit derivatives. For additional information regarding the types of derivatives that we use, see “NOTE 10: DERIVATIVES” in our 2012 Annual Report. For a discussion of our significant accounting policies related to derivatives, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2012 Annual Report.

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

128	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	At March 31, 2013			At December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$274,436	$10,440	$(259)	$275,099	$13,782	$(97)
Pay-fixed	264,371	714	(25,575)	270,092	177	(30,147)
Basis (floating to floating)	300	5	—	2,300	6	—

Total interest-rate swaps	539,107	11,159	(25,834)	547,491	13,965	(30,244)
Option-based:
Call swaptions
Purchased	37,650	6,842	—	37,650	7,360	—
Written	6,195	—	(640)	6,195	—	(749)
Put Swaptions
Purchased	35,200	336	—	43,200	288	—
Other option-based derivatives(3)	23,975	1,610	(1)	31,540	2,449	(1)

Total option-based	103,020	8,788	(641)	118,585	10,097	(750)
Futures	20,819	4	(2)	41,123	37	(2)
Foreign-currency swaps	492	4	—	1,167	73	(6)
Commitments	23,986	36	(47)	25,530	20	(47)
Credit derivatives	7,709	—	(4)	8,307	1	(5)
Swap guarantee derivatives	3,617	1	(34)	3,628	—	(35)

Total derivatives not designated as hedging instruments	698,750	19,992	(26,562)	745,831	24,193	(31,089)
Netting adjustments(4)		(19,393)	26,337		(23,536)	30,911

Total derivative portfolio, net	$698,750	$599	$(225)	$745,831	$657	$(178)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net. Excludes $485 million and $501 million of non-cash collateral held at March 31, 2013 and December 31, 2012, respectively.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $7.8 billion and $107 million, respectively, at March 31, 2013. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(1.0) billion and $(0.8) billion at March 31, 2013 and December 31, 2012, respectively, which was mainly related to interest-rate swaps.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets, even where a master netting agreement is in effect. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for more information about collateral held and posted. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

At March 31, 2013 and December 31, 2012, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

129	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging(2)	Derivative Gains (Losses)(1)
	Three Months Ended March 31,
	2013	2012
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(7)	$(5)
U.S. dollar denominated	(2,283)	(2,583)

Total receive-fixed swaps	(2,290)	(2,588)
Pay-fixed	3,864	3,792
Basis (floating to floating)	—	4

Total interest-rate swaps	1,574	1,208

Option based:
Call swaptions
Purchased	(518)	(1,194)
Written	109	370
Put swaptions
Purchased	53	(34)
Written	—	2
Other option-based derivatives(3)	(81)	(221)

Total option-based	(437)	(1,077)
Futures	38	(65)
Foreign-currency swaps	(5)	9
Commitments	109	(57)
Swap guarantee derivatives	2	2

Subtotal	1,281	20
Accrual of periodic settlements:(4)
Receive-fixed interest-rate swaps(5)	938	779
Pay-fixed interest-rate swaps	(1,845)	(1,858)
Foreign-currency swaps	—	3
Other	1	—

Total accrual of periodic settlements	(906)	(1,076)

Total	$375	$(1,056)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily includes purchased interest-rate caps and floors.
(4)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(5)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At March 31, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. For the three months ended March 31, 2013 and 2012, no amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing). Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives. In the three months ended March 31, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $132 million and $165 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

130	Freddie Mac

NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES

Derivative Portfolio

Derivative Counterparties

Our use of exchange-traded derivatives and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and maintenance margin with our clearing firm in connection with exchange-traded derivatives such as futures contracts and cleared OTC derivatives exposes us to institutional credit risk in the event that our clearing firm or the exchange’s financial clearinghouse fail to meet their obligations. The use of exchange-traded derivatives and cleared OTC derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts and cleared OTC derivatives are settled daily via payments made through our clearing firm or the financial clearinghouse established by each exchange. OTC derivatives that are not cleared, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.

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

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our active OTC derivative counterparties for interest-rate swaps, option-based derivatives, and foreign-currency swaps. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral to us for the amount of our net exposure to them above the counterparty’s collateral posting threshold. Collateral posting thresholds are tied to a counterparty’s credit rating. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

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

Our net uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps was $53 million and $69 million at March 31, 2013 and December 31, 2012, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2013, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $53 million. Four counterparties each accounted for greater than 10% and collectively accounted for 89% of our net uncollateralized exposure to derivative counterparties, excluding futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at March 31, 2013. These counterparties were Toronto Dominion Bank, Credit Suisse International, JPMorgan Chase Bank and Royal Bank of Scotland, all of which were rated “A-” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of April 24, 2013.

131	Freddie Mac

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $36 million and $20 million at March 31, 2013 and December 31, 2012, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

Table 10.1 — Offsetting of Financial Assets and Liabilities

	March 31, 2013
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:(2)
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$21,186	$(20,653)	$533	$(480)	$53
Other(3)	66	—	66	—	66

Total derivatives	21,252	(20,653)	599	(480)	119

Securities purchased under agreements to resell	38,646	—	38,646	(38,646)	—

Total	$59,898	$(20,653)	$39,245	$(39,126)	$119

Liabilities:
Derivatives:(2)
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(28,605)	$28,473	$(132)	$—	$(132)
Other(3)	(93)	—	(93)	—	(93)

Total	$(28,698)	$28,473	$(225)	$—	$(225)

	December 31, 2012
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:(2)
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$25,515	$(24,945)	$570	$(501)	$69
Other(3)	87	—	87	—	87

Total derivatives	25,602	(24,945)	657	(501)	156

Securities purchased under agreements to resell	37,563	—	37,563	(37,563)	—

Total	$63,165	$(24,945)	$38,220	$(38,064)	$156

Liabilities:
Derivatives:(2)
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(33,233)	$33,150	$(83)	$—	$(83)
Other(3)	(95)	—	(95)	—	(95)

Total	$(33,328)	$33,150	$(178)	$—	$(178)

(1)	Includes cash collateral posted or held in excess of exposure.
(2)	Includes interest receivable or payable and trade/settle receivable or payable.
(3)	Includes futures and clearinghouse-settled derivatives, commitments, swap guarantee derivatives, certain written options and credit derivatives.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Also, most derivative instruments are subject to collateral posting thresholds as prescribed by the collateral agreements

132	Freddie Mac

with our counterparties. Under those agreements, U.S. Treasury securities and Freddie Mac mortgage-related securities may be pledged. We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us under master netting agreements related to derivative instruments of $1.2 billion and $1.5 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, we had $485 million and $501 million, respectively, of collateral in the form of securities pledged to and held by us under these master netting agreements. At March 31, 2013, non-cash collateral held exceeded our total exposure at fair value by $5 million. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. Also, at March 31, 2013 and December 31, 2012, we had $0 billion and $1.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at March 31, 2013 and December 31, 2012 was $163 million and $158 million, respectively.

We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. We did not hold any federal funds sold at March 31, 2013 and December 31, 2012.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of March 31, 2013, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 10.2 — Collateral in the Form of Securities Pledged

	March 31, 2013	December 31, 2012
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,419	$10,390
Available-for-sale securities	118	132
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	97	148

Total securities pledged	$10,634	$10,670

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At March 31, 2013, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above.

133	Freddie Mac

The remaining $33 million and $65 million of collateral posted with the ability of the secured party to repledge at March 31, 2013 and December 31, 2012, respectively, was posted in connection with our margin account related to futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At March 31, 2013 and December 31, 2012, we pledged securities, without the ability of the secured party to repledge, of $97 million and $148 million, respectively, at a clearinghouse in connection with the trading and settlement of securities.

Collateral in the Form of Cash Pledged

At March 31, 2013, we pledged $9.2 billion of collateral in the form of cash and cash equivalents, of which $9.1 billion related to our derivative agreements as we had $9.2 billion of such derivatives in a net loss position. At December 31, 2012, we pledged $9.8 billion of collateral in the form of cash and cash equivalents, of which $9.7 billion related to our derivative agreements as we had $9.7 billion of such derivatives in a net loss position. The remaining $126 million and $110 million was posted at clearinghouses in connection with our securities transactions at March 31, 2013 and December 31, 2012, respectively. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2013, was $9.2 billion for which we posted collateral of $9.1 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2013, we would be required to post an additional $0.1 billion of collateral to our counterparties.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

No cash was received from Treasury under the Purchase Agreement in the first quarter of 2013 due to our positive net worth at December 31, 2012. At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, exceeds the applicable Capital Reserve Amount, which was established at $3.0 billion for 2013 and declines to zero in 2018. Our senior preferred stock dividend obligation in the second quarter of 2013 will be $7.0 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2012 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of March 31, 2013 and December 31, 2012, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.

Stock-Based Compensation

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2013. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report.

For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at March 31, 2013 and 2012 were out of the money and excluded from the computation of dilutive potential common shares for the three months ended March 31, 2013 and 2012, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.

Dividends Declared

No common dividends were declared in the first quarter of 2013. In the first quarter of 2013, we paid dividends of $5.8 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the first quarter of 2013.

Accumulated Other Comprehensive Income

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

134	Freddie Mac

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Three Months Ended March 31, 2013
	AOCI Related to Available-For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	2,317	—	18	2,335
Amounts reclassified from accumulated other comprehensive income	(37)	90	2	55

Changes in AOCI by component	2,280	90	20	2,390

Ending balance	$836	$(1,226)	$(158)	$(548)

	Three Months Ended March 31, 2012
	AOCI Related to Available- For- Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(6,213)	$(1,730)	$(52)	$(7,995)
Other comprehensive income before reclassifications(3)	838	—	(47)	791
Amounts reclassified from accumulated other comprehensive income(4)	309	111	1	421

Changes in AOCI by component	1,147	111	(46)	1,212

Ending balance	$(5,066)	$(1,619)	$(98)	$(6,783)

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings. See “NOTE 7: INVESTMENTS IN SECURITIES” for more information.
(2)	The amounts reclassified from AOCI represent the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. See “NOTE 9: DERIVATIVES” for more information about our derivatives.
(3)	For the three months ended March 31, 2013 and 2012, net of tax expense of $1.2 billion and $451 million, respectively, for AOCI related to available-for-sale securities.
(4)	For the three months ended March 31, 2012, net of tax benefit of $166 million for AOCI related to available-for-sale securities, and net of tax benefit of $54 million for AOCI related to cash flow hedge relationships.

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Income
(in millions)
AOCI related to available-for-sale securities
	$101	Other gains (losses) on investment securities recognized in earnings
	(43)	Net impairment of available-for-sale securities recognized in earnings

	58	Total before tax
	(21)	Tax (expense) or benefit

	37	Net of tax

AOCI related to cash flow hedge relationships
	(1)	Interest expense — Other debt
	(131)	Expense related to derivatives

	(132)	Total before tax
	42	Tax (expense) or benefit

	(90)	Net of tax

AOCI related to defined benefit plans
	(2)	Salaries and employee benefits
	—	Tax (expense) or benefit

	(2)	Net of tax

Total reclassifications in the period	$(55)	Net of tax

135	Freddie Mac

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.2 billion and $1.6 billion at March 31, 2013 and 2012, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $282 million, net of taxes, of the $1.2 billion of cash flow hedge losses in AOCI at March 31, 2013 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 21 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at March 31, 2013 will be reclassified to earnings over the next five and ten years, respectively.

NOTE 12: INCOME TAXES

Income Tax Benefit

For the three months ended March 31, 2013 and 2012, we reported an income tax benefit of $35 million and $14 million, respectively, resulting in effective tax rates of (0.8)% and (2.5)%, respectively. The increase in the income tax benefit is primarily due to a decrease in alternative minimum tax, offset by the amortization of net deferred losses on pre-2008 closed cash flow hedges. Our effective tax rate was different from the statutory rate of 35% primarily due to the valuation allowance on our net deferred tax assets.

Deferred Tax Assets and Liabilities

At March 31, 2013, our valuation allowance on our net deferred tax assets was $30.1 billion. The remaining $450 million of net deferred tax liability represents the tax effect of net unrealized gains on our available-for-sale securities.

The table below presents the balances of significant deferred tax assets, liabilities, and the valuation allowance at March 31, 2013 and December 31, 2012.

Table 12.1 — Deferred Tax Assets and Liabilities

	March 31, 2013	December 31, 2012
	(in millions)
Deferred tax assets:
Deferred fees	$4,310	$4,330
Basis differences related to derivative instruments	9,725	10,294
Credit related items and allowance for loan losses	5,928	6,785
Unrealized (gains) losses related to available-for-sale securities	—	778
LIHTC and AMT credit carryforward	3,462	3,408
Net operating loss carryforward	10,568	11,479
Other items, net	137	146

Total deferred tax assets	34,130	37,220

Deferred tax liabilities:
Basis differences related to assets held for investment(1)	(3,859)	(4,609)
Unrealized (gains) losses related to available-for-sale securities	(450)	—
Basis differences related to debt	(149)	(149)

Total deferred tax liability	(4,458)	(4,758)
Valuation allowance	(30,122)	(31,684)

Deferred tax assets (liabilities), net	$(450)	$778

(1)	The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.

Valuation Allowance on Net Deferred Tax Assets

On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax assets. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of

136	Freddie Mac

the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate certain objective evidence including: (a) our cumulative loss position for the past three years; (b) our estimated 2012 taxable income (loss), which is expected to be break-even; (c) our significant tax net operating loss and low income housing tax credit carryforwards; (d) our access to capital under the agreements associated with the conservatorship; and (e) the positive trend of our financial results. Additionally, we evaluate certain subjective evidence including: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) the likelihood of estimated 2013 taxable income; and (c) management’s intent and ability to hold our available-for-sale securities until losses can be recovered. Our consideration of the evidence requires significant judgments, estimates and assumptions about inherently uncertain matters, particularly about our future business structure and financial condition.

In evaluating whether we will be able to realize our net deferred tax assets as of March 31, 2013, we determined that the negative evidence supporting maintaining a valuation allowance outweighed the positive evidence supporting a release of the valuation allowance. As a result, we have concluded that at March 31, 2013, it is not more likely than not that we will be able to realize our net deferred tax assets, and we continue to record a valuation allowance related to our net deferred tax assets. As a result of maintaining a valuation allowance on our net deferred tax assets, there remains a net deferred tax liability associated with gains on our available-for-sale securities as of March 31, 2013.

IRS Examinations and Unrecognized Tax Benefits

The IRS is currently auditing our income tax returns for tax years 2008 through 2011. As of March 31, 2013, we have evaluated all income tax positions and determined that no reserves are currently needed. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 12: INCOME TAXES” in our 2012 Annual Report, and “NOTE 17: LEGAL CONTINGENCIES.”

NOTE 13: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report.

We do not consider our assets by segment when evaluating segment performance or allocating resources. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. See “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report for a description of our reportable segments and the activities and items included in each.

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

137	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•

We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of March 31, 2013, the unamortized balance of such premiums and discounts, net was $3.4 billion and the unamortized balance of buy-up fees was $0.7 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

•

We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of March 31, 2013, the unamortized balance of buy-down fees was $0.5 billion and the unamortized balance of credit delivery fees was $1.3 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

The table below presents Segment Earnings by segment.

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$2,838	$1,628
Single-family Guarantee	1,186	(1,675)
Multifamily	585	624
All Other	(28)	—

Total Segment Earnings, net of taxes	4,581	577

Net income	$4,581	$577

Comprehensive income (loss) of segments:
Investments	$4,794	$1,963
Single-family Guarantee	1,197	(1,698)
Multifamily	1,008	1,524
All Other	(28)	—

Comprehensive income of segments	6,971	1,789

Comprehensive income	$6,971	$1,789

138	Freddie Mac

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2013
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,030	$94	$303	$—	$1,427	$2,549	$289	$2,838	$4,265
Benefit (provision) for credit losses	—	244	34	—	278	225	—	225	503
Non-interest income (loss):
Management and guarantee income(3)	—	1,243	46	—	1,289	(1,001)	(228)	(1,229)	60
Net impairment of available-for-sale securities recognized in earnings	8	—	(11)	—	(3)	(40)	—	(40)	(43)
Derivative gains (losses)	1,387	—	2	—	1,389	(1,014)	—	(1,014)	375
Gains (losses) on trading securities	(392)	—	15	—	(377)	—	—	—	(377)
Gains (losses) on sale of mortgage loans	(16)	—	67	—	51	—	—	—	51
Gains (losses) on mortgage loans recorded at fair value	(157)	—	115	—	(42)	—	—	—	(42)
Other non-interest income (loss)	759	241	97	—	1,097	(719)	—	(719)	378
Non-interest expense:
Administrative expenses	(112)	(241)	(79)	—	(432)	—	—	—	(432)
REO operations income (expense)	—	(8)	2	—	(6)	—	—	—	(6)
Other non-interest expense	—	(154)	(5)	(27)	(186)	—	—	—	(186)
Segment adjustments(2)	289	(228)	—	—	61	—	(61)	(61)	—
Income tax (expense) benefit	42	(5)	(1)	(1)	35	—	—	—	35

Net income (loss)	2,838	1,186	585	(28)	4,581	—	—	—	4,581
Total other comprehensive income, net of taxes	1,956	11	423	—	2,390	—	—	—	2,390

Comprehensive income (loss)	$4,794	$1,197	$1,008	$(28)	$6,971	$—	$—	$—	$6,971

	Three Months Ended March 31, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,724	$(32)	$318	$—	$2,010	$2,335	$155	$2,490	$4,500
Benefit (provision) for credit losses	—	(2,184)	19	—	(2,165)	340	—	340	(1,825)
Non-interest income (loss):
Management and guarantee income(3)	—	1,011	33	—	1,044	(803)	(196)	(999)	45
Net impairment of available-for-sale securities recognized in earnings	(496)	—	(16)	—	(512)	(52)	—	(52)	(564)
Derivative gains (losses)	200	—	(1)	—	199	(1,255)	—	(1,255)	(1,056)
Gains (losses) on trading securities	(398)	—	21	—	(377)	—	—	—	(377)
Gains (losses) on sale of mortgage loans	(14)	—	54	—	40	—	—	—	40
Gains (losses) on mortgage loans recorded at fair value	(38)	—	177	—	139	—	—	—	139
Other non-interest income (loss)	552	181	89	—	822	(565)	—	(565)	257
Non-interest expense:
Administrative expenses	(92)	(193)	(52)	—	(337)	—	—	—	(337)
REO operations income (expense)	—	(172)	1	—	(171)	—	—	—	(171)
Other non-interest expense	—	(73)	(15)	—	(88)	—	—	—	(88)
Segment adjustments(2)	155	(196)	—	—	(41)	—	41	41	—
Income tax (expense) benefit	35	(17)	(4)	—	14	—	—	—	14

Net income (loss)	1,628	(1,675)	624	—	577	—	—	—	577
Total other comprehensive income (loss), net of taxes	335	(23)	900	—	1,212	—	—	—	1,212

Comprehensive income (loss)	$1,963	$(1,698)	$1,524	$—	$1,789	$—	$—	$—	$1,789

(1)	See “NOTE 13: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2012 Annual Report for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

139	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended March 31, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$2,838	$1,859	$90	$7	$1,956	$4,794
Single-family Guarantee	1,186	—	—	11	11	1,197
Multifamily	585	421	—	2	423	1,008
All Other	(28)	—	—	—	—	(28)

Total per consolidated statements of comprehensive income	$4,581	$2,280	$90	$20	$2,390	$6,971

	Three Months Ended March 31, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$1,628	$242	$111	$(18)	$335	$1,963
Single-family Guarantee	(1,675)	—	—	(23)	(23)	(1,698)
Multifamily	624	905	—	(5)	900	1,524

Total per consolidated statements of comprehensive income	$577	$1,147	$111	$(46)	$1,212	$1,789

NOTE 14: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three months ended March 31, 2013 and 2012, we issued approximately $133.5 billion and $108.3 billion respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). We no longer recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. See “NOTE 9: FINANCIAL GUARANTEES” in our 2012 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.

For securities issued by non-consolidated securitization trusts and other guarantee commitments for which we are exposed to incremental credit risk, we recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee.

140	Freddie Mac

The table below presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 14.1 — Financial Guarantees

	March 31, 2013			December 31, 2012
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(2)	$54,868	$507	40	$50,715	$430	41
Other guarantee commitments	24,214	606	36	23,455	575	37
Derivative instruments(3)	9,685	678	32	10,306	789	33
Servicing-related premium guarantees	226	—	5	210	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at March 31, 2013 and December 31, 2012.
(3)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.

Non-Consolidated Freddie Mac Securities

During the three months ended March 31, 2013 we issued approximately $4.8 billion, compared to $3.1 billion during the three months ended March 31, 2012, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

We recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $152 million and $183 million at March 31, 2013 and December 31, 2012, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three months ended March 31, 2013 and 2012, we issued and guaranteed $2.2 billion and $2.3 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $13.5 billion and $12.4 billion of UPB at March 31, 2013 and December 31, 2012, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.3 billion and $9.4 billion in UPB at March 31, 2013 and December 31, 2012, respectively. In addition, as of March 31, 2013 and December 31, 2012, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $1.4 billion and $1.7 billion, respectively.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-Family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.6 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2013 and December 31, 2012. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

141	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	March 31, 2013		December 31, 2012		Percent of Credit Losses(1) Three Months Ended
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	March 31, 2013	March 31, 2012
Year of Origination
2013	5%	—%	N/A	N/A	—%	N/A
2012	25	0.1	22%	0.1%	<1	—%
2011	13	0.3	14	0.3	1	<1
2010	13	0.6	15	0.5	2	1
2009	11	1.0	12	0.9	2	2
2008	4	7.0	6	6.8	9	9
2007	7	12.2	7	12.4	34	37
2006	5	11.2	5	11.4	23	25
2005	6	7.2	6	7.2	19	17
2004 and prior	11	3.2	13	3.2	10	9

Total	100%	3.0%	100%	3.3%	100%	100%

Region(3)
West	28%	2.4%	28%	2.8%	34%	45%
Northeast	26	3.7	25	3.8	10	8
North Central	18	2.3	18	2.5	22	19
Southeast	17	4.6	17	5.0	30	24
Southwest	11	1.6	12	1.7	4	4

Total	100%	3.0%	100%	3.3%	100%	100%

State(4)
California	16%	2.0%	16%	2.3%	19%	24%
Florida	6	9.1	6	9.9	22	15
Illinois	5	3.8	5	4.1	11	8
Arizona	2	2.0	2	2.5	4	8
Nevada	2	7.2	1	8.1	6	7
Michigan	3	1.7	3	1.9	4	4
Washington	3	3.2	3	3.5	3	3
All other	63	2.6	64	2.7	31	31

Total	100%	3.0%	100%	3.3%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are those with the highest percentage of credit losses during the three months ended March 31, 2013. Our top seven states based on the highest percentage of UPB as of March 31, 2013 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of March 31, 2013.

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

142	Freddie Mac

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

Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of single-family loans in our single-family credit guarantee portfolio. The table includes a presentation of each higher-risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest-only	3%	3%	15.5%	16.3%
Option ARM(2)	<1	<1	15.6	16.3
Alt-A(3)	4	5	11.1	11.4
Original LTV ratio greater than 90%(4)	14	13	4.3	4.8
Lower FICO scores at origination (less than 620)	3	3	11.6	12.2

(1)	Based on UPB.
(2)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(4)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 14% and 15% at March 31, 2013 and December 31, 2012, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 12.3% and 12.7% as of March 31, 2013 and December 31, 2012, respectively. Loans originated in 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 22% of our single-family credit guarantee portfolio, based on UPB at March 31, 2013, and these loans accounted for approximately 85% and 88% of our credit losses during the three months ended March 31, 2013 and 2012, respectively.

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

143	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	March 31, 2013		December 31, 2012
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$21.2	0.10%	$21.1	0.12%
Texas	16.0	0.13	15.9	0.13
New York	10.8	0.09	10.7	0.09
Florida	9.0	0.04	8.4	0.12
Virginia	7.0	—	6.6	—
Maryland	6.6	—	6.9	—
All other states	58.4	0.26	57.8	0.32

Total	$129.0	0.16%	$127.4	0.19%

Region(3)
Northeast	$36.0	0.03%	$36.1	0.04%
West	32.2	0.13	31.8	0.09
Southwest	25.7	0.22	25.4	0.22
Southeast	24.3	0.36	23.4	0.54
North Central	10.8	0.14	10.7	0.19

Total	$129.0	0.16%	$127.4	0.19%

Category(4)
Original LTV ratio greater than 80%	$5.6	2.34%	$5.8	2.31%
Original DSCR below 1.10	2.2	3.76	2.3	2.97

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest UPB at March 31, 2013.
(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

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

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 2% and 3% at March 31, 2013 and December 31, 2012, respectively, and our estimate of the current average DSCR for these loans was 0.92 and 1.0, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 4% and 3% at March 31, 2013 and December 31, 2012, respectively, and the average current LTV ratio of these loans was 105% and 111%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

144	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 68% of our single-family purchase volume during the three months ended March 31, 2013. Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., and U.S. Bank, N.A., accounted for 21%, 13%, and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2013. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of March 31, 2013 and December 31, 2012 the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $2.9 billion and $3.0 billion, and approximately 48% and 41% of these requests, respectively, were outstanding for four months or more since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures include repurchase requests for which appeals were pending). As of March 31, 2013, two of our largest seller/servicers (Bank of America, N.A. and Wells Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $1.6 billion, and approximately 63% of these requests were outstanding for four months or more since issuance of the initial request. During the three months ended March 31, 2013 and 2012, we recovered amounts that covered losses with respect to $0.9 billion and $0.8 billion, respectively, of UPB on loans subject to our repurchase requests.

The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses as of March 31, 2013 and December 31, 2012. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2012 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2013 and December 31, 2012; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 13%, respectively, of our single-family mortgage loans, as of March 31, 2013 and together serviced approximately 39% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of March 31, 2013 our top three multifamily servicers, Berkadia Commercial Mortgage, LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 38% of this portfolio.

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

145	Freddie Mac

Guarantee Losses” in our 2012 Annual Report for additional information. As of March 31, 2013, these insurers provided coverage, with maximum loss limits of $48.7 billion, for $200.6 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or “MGIC”), Radian Guaranty Inc., United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 76% of our overall mortgage insurance coverage at March 31, 2013. Certain of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s. The remaining counterparties, including the top four counterparties, are rated BBB or below as of April 24, 2013, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $0.4 billion and $0.5 billion during the three months ended March 31, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.2 billion and $1.3 billion as of March 31, 2013 and December 31, 2012, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.8 billion at both March 31, 2013 and December 31, 2012.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At March 31, 2013, the remaining contractual limit for reimbursement of losses under such policies was $8.5 billion. At March 31, 2013, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., National Public Finance Guarantee Corp., and Assured Guaranty Municipal Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. If a bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities may further decline, which could have a material adverse effect on our results and financial condition. See “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for further information on our evaluation of impairment on securities covered by bond insurance.

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

Our cash and other investment counterparties are primarily major financial institutions and the Federal Reserve Bank. As of March 31, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $68.2 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; or (b) cash deposited with the Federal Reserve Bank. As of March 31, 2013 these included:

•	$29.6 billion of securities purchased under agreements to resell with 12 counterparties that had short-term S&P ratings of A-1;

•	$3.0 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•	$6.0 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-3;

•	$17.0 billion of cash equivalents invested in U.S. Treasury securities; and

•	$12.2 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

Derivative Portfolio

For a discussion of our derivative counterparties and related master netting and collateral agreements, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES.”

146	Freddie Mac

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of March 31, 2013 and December 31, 2012.

147	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$50,611	$1,784	$—	$52,395
Fannie Mae	—	13,704	153	—	13,857
Ginnie Mae	—	180	16	—	196
CMBS	—	46,287	3,398	—	49,685
Subprime	—	—	28,518	—	28,518
Option ARM	—	—	6,144	—	6,144
Alt-A and other	—	—	10,960	—	10,960
Obligations of states and political subdivisions	—	—	5,305	—	5,305
Manufactured housing	—	—	700	—	700

Total available-for-sale securities, at fair value	—	110,782	56,978	—	167,760
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	8,670	977	—	9,647
Fannie Mae	—	8,959	288	—	9,247
Ginnie Mae	—	33	88	—	121
Other	—	137	19	—	156

Total mortgage-related securities	—	17,799	1,372	—	19,171
Non-mortgage-related securities:
Asset-backed securities	—	89	—	—	89
Treasury notes	12,329	—	—	—	12,329

Total non-mortgage-related securities	12,329	89	—	—	12,418

Total trading securities, at fair value	12,329	17,888	1,372	—	31,589

Total investments in securities	12,329	128,670	58,350	—	199,349
Mortgage loans:
Held-for-sale, at fair value	—	—	14,140	—	14,140
Derivative assets, net:
Interest-rate swaps	18	11,126	15	—	11,159
Option-based derivatives	—	8,788	—	—	8,788
Other	4	40	1	—	45

Subtotal, before netting adjustments	22	19,954	16	—	19,992
Netting adjustments(1)	—	—	—	(19,393)	(19,393)

Total derivative assets, net	22	19,954	16	(19,393)	599
Other assets:
Guarantee asset, at fair value	—	—	1,159	—	1,159
All other, at fair value	—	—	138	—	138

Total other assets	—	—	1,297	—	1,297

Total assets carried at fair value on a recurring basis	$12,351	$148,624	$73,803	$(19,393)	$215,385

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$67	$—	$—	$67
Other debt, at fair value	—	—	1,508	—	1,508
Derivative liabilities, net:
Interest-rate swaps	5	25,775	54	—	25,834
Option-based derivatives	—	640	1	—	641
Other	2	47	38	—	87

Subtotal, before netting adjustments	7	26,462	93	—	26,562
Netting adjustments(1)	—	—	—	(26,337)	(26,337)

Total derivative liabilities, net	7	26,462	93	(26,337)	225

Total liabilities carried at fair value on a recurring basis	$7	$26,529	$1,601	$(26,337)	$1,800

148	Freddie Mac

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$56,713	$1,802	$—	$58,515
Fannie Mae	—	15,117	163	—	15,280
Ginnie Mae	—	193	16	—	209
CMBS	—	47,878	3,429	—	51,307
Subprime	—	—	26,457	—	26,457
Option ARM	—	—	5,717	—	5,717
Alt-A and other	—	—	10,904	—	10,904
Obligations of states and political subdivisions	—	—	5,798	—	5,798
Manufactured housing	—	—	709	—	709

Total available-for-sale securities, at fair value	—	119,901	54,995	—	174,896
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,189	1,165	—	10,354
Fannie Mae	—	10,026	312	—	10,338
Ginnie Mae	—	39	92	—	131
Other	—	135	21	—	156

Total mortgage-related securities	—	19,389	1,590	—	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292	—	—	292
Treasury bills	1,160	—	—	—	1,160
Treasury notes	19,061	—	—	—	19,061

Total non-mortgage-related securities	20,221	292	—	—	20,513

Total trading securities, at fair value	20,221	19,681	1,590	—	41,492

Total investments in securities	20,221	139,582	56,585	—	216,388
Mortgage loans:
Held-for-sale, at fair value	—	—	14,238	—	14,238
Derivative assets, net:
Interest-rate swaps	27	13,920	18	—	13,965
Option-based derivatives	—	10,097	—	—	10,097
Other	37	92	2	—	131

Subtotal, before netting adjustments	64	24,109	20	—	24,193
Netting adjustments(1)	—	—	—	(23,536)	(23,536)

Total derivative assets, net	64	24,109	20	(23,536)	657
Other assets:
Guarantee asset, at fair value	—	—	1,029	—	1,029
All other, at fair value	—	—	114	—	114

Total other assets	—	—	1,143	—	1,143

Total assets carried at fair value on a recurring basis	$20,285	$163,691	$71,986	$(23,536)	$232,426

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$70	$—	$—	$70
Other debt, at fair value	—	—	2,187	—	2,187
Derivative liabilities, net:
Interest-rate swaps	5	30,213	26	—	30,244
Option-based derivatives	—	749	1	—	750
Other	3	52	40	—	95

Subtotal, before netting adjustments	8	31,014	67	—	31,089
Netting adjustments(1)	—	—	—	(30,911)	(30,911)

Total derivative liabilities, net	8	31,014	67	(30,911)	178

Total liabilities carried at fair value on a recurring basis	$8	$31,084	$2,254	$(30,911)	$2,435

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $7.8 billion and $107 million, respectively, at March 31, 2013. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(1.0) billion and $(0.8) billion at March 31, 2013 and December 31, 2012, respectively, which was mainly related to interest rate swaps that we have entered into.

149	Freddie Mac

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

For the three months ended March 31, 2013 and 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

150	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended March 31, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, March 31, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$(2)	$(2)	$—	$—	$—	$(16)	$—	$—	$1,784	$—
Fannie Mae	163	—	—	—	—	—	—	(10)	—	—	153	—
Ginnie Mae	16	—	—	—	—	—	—	(1)	1	—	16	—
CMBS	3,429	—	(66)	(66)	—	—	—	(14)	49	—	3,398	—
Subprime	26,457	(33)	3,148	3,115	—	—	—	(1,054)	—	—	28,518	(33)
Option ARM	5,717	—	622	622	—	—	—	(195)	—	—	6,144	—
Alt-A and other	10,904	—	432	432	—	—	—	(376)	—	—	10,960	—
Obligations of states and political subdivisions	5,798	1	(28)	(27)	(10)	—	(49)	(407)	—	—	5,305	—
Manufactured housing	709	—	12	12	—	—	—	(21)	—	—	700	—

Total available-for-sale mortgage-related securities	54,995	(32)	4,118	4,086	(10)	—	(49)	(2,094)	50	—	56,978	(33)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(86)	—	(86)	46	—	(24)	(60)	—	(64)	977	(86)
Fannie Mae	312	(15)	—	(15)	—	—	—	(9)	—	—	288	(15)
Ginnie Mae	92	—	—	—	3	—	—	(7)	—	—	88	—
Other	21	—	—	—	—	—	—	(2)	—	—	19	—

Total trading mortgage-related securities	1,590	(101)	—	(101)	49	—	(24)	(78)	—	(64)	1,372	(101)
Mortgage loans:
Held-for-sale, at fair value	14,238	9	—	9	5,709	—	(5,749)	(67)	—	—	14,140	1
Other assets:
Guarantee asset(7)	1,029	6	—	6	—	148	—	(24)	—	—	1,159	6
All other, at fair value	114	24	—	24	—	—	—	—	—	—	138	24

Total other assets	1,143	30	—	30	—	148	—	(24)	—	—	1,297	30

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, March 31, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$(9)	$—	$(9)	$—	$—	$—	$(670)	$—	$—	$1,508	$(16)
Net derivatives(8)	47	59	—	59	—	—	—	(29)	—	—	77	35

151

	Three Months Ended March 31, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$(2)	$(2)	$—	$—	$—	$(28)	$—	$(120)	$1,898	$—
Fannie Mae	172	—	1	1	—	—	—	(5)	—	—	168	—
Ginnie Mae	12	—	—	—	—	—	—	(1)	—	—	11	—
CMBS	3,756	76	(337)	(261)	—	—	(330)	(22)	—	—	3,143	—
Subprime	27,999	(441)	743	302	—	—	—	(1,156)	—	—	27,145	(441)
Option ARM	5,865	(48)	258	210	—	—	—	(257)	—	—	5,818	(48)
Alt-A and other	10,868	(57)	631	574	—	—	—	(358)	—	—	11,084	(57)
Obligations of states and political subdivisions	7,824	1	63	64	—	—	(7)	(316)	—	—	7,565	—
Manufactured housing	766	(2)	7	5	—	—	—	(23)	—	—	748	(2)

Total available-for-sale mortgage-related securities	59,310	(471)	1,364	893	—	—	(337)	(2,166)	—	(120)	57,580	(548)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	6	—	6	—	51	(63)	(51)	35	(119)	1,725	5
Fannie Mae	538	3	—	3	(4)	—	4	(8)	—	(55)	478	3
Ginnie Mae	22	—	—	—	—	—	—	(2)	—	—	20	—
Other	90	—	—	—	—	—	—	(2)	—	(75)	13	—

Total trading mortgage-related securities	2,516	9	—	9	(4)	51	(59)	(63)	35	(249)	2,236	8
Mortgage loans:
Held-for-sale, at fair value	9,710	179	—	179	5,367	—	(3,903)	(16)	—	—	11,337	104
Other assets:
Guarantee asset(7)	752	1	—	1	—	62	—	(17)	—	—	798	1
All other, at fair value	151	(8)	—	(8)	—	—	—	—	—	—	143	(8)

Total other assets	903	(7)	—	(7)	—	62	—	(17)	—	—	941	(7)

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income (1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2012	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$—	$18	$—	$18	$—	$—	$—	$(812)	$3,015	$—	$2,221	$28
Net derivatives(8)	(17)	18	—	18	—	—	—	(4)	—	33	30	12
Other liabilities:
All other, at fair value	—	4	—	4	—	—	—	—	—	—	4	4

(1)	Changes in fair value for available-for-sale investment securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with the fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	Transfers out of Level 3 during the three months ended March 31, 2013 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three months ended March 31, 2013 consist primarily of certain mortgage-related securities due to a change in valuation method as a result of a lack of relevant price quotes from dealers and third-party pricing services.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2013 and 2012, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(7)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those guarantee asset amounts still recorded on our balance sheet. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

152

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.

The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2013				Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$975	$975	$—	$—	$1,025	$1,025
REO, net(2)	—	—	1,171	1,171	—	—	776	776

Total assets measured at fair value on a non-recurring basis	$—	$—	$2,146	$2,146	$—	$—	$1,801	$1,801

							Total Gains (Losses)(3)
							Three Months Ended March 31,
							2013	2012
							(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment							$(1)	$(26)
REO, net(2)							(28)	(15)

Total gains (losses)							$(29)	$(41)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.2 billion, less estimated costs to sell of $75 million (or approximately $1.1 billion) at March 31, 2013. The carrying amount of REO, net was written down to fair value of $0.8 billion, less estimated costs to sell of $50 million (or approximately $0.7 billion) at December 31, 2012.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of March 31, 2013 and 2012, respectively.

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

153	Freddie Mac

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

154	Freddie Mac

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

155	Freddie Mac

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

156	Freddie Mac

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

157	Freddie Mac

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

158	Freddie Mac

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) as of March 31, 2013 and December 31, 2012.

159	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,469	Risk metric	Effective duration(2)	1.08 - 1.97 years	1.08 years
		315	Other

Total Freddie Mac	$52,395	1,784
Fannie Mae		63	Single external source	External pricing source	$117.6 - $117.6	$117.6
		54	Median of external sources	External pricing sources	$104.4 - $106.0	$105.5
		19	Discounted cash flows	OAS	(5,671) - 1,341 bps	261 bps
		17	Other

Total Fannie Mae	13,857	153
Ginnie Mae		9	Discounted cash flows
		7	Median of external sources

Total Ginnie Mae	196	16
CMBS		2,417	Single external source	External pricing source	$98.0 - $98.0	$98.0
		936	Risk metric	Effective duration(2)	6.67 - 9.79 years	8.94 years
		45	Other

Total CMBS	49,685	3,398
Subprime, option ARM, and Alt-A:
Subprime		26,538	Median of external sources	External pricing sources	$60.1 - $70.7	$65.2
		1,980	Other

Total subprime	28,518	28,518
Option ARM		6,140	Median of external sources	External pricing sources	$48.9 - $57.7	$53.0
		4	Other

Total option ARM	6,144	6,144
Alt-A and other		8,539	Median of external sources	External pricing sources	$71.9 - $80.5	$76.4
		1,958	Single external source	External pricing source	$76.1 - $76.1	$76.1
		463	Other

Total Alt-A and other	10,960	10,960
Obligations of states and political subdivisions		5,218	Median of external sources	External pricing sources	$102.0 - $102.8	$102.4
		87	Other

Total obligations of states and political subdivisions	5,305	5,305
Manufactured housing		683	Median of external sources	External pricing sources	$80.8 - $87.0	$83.6
		17	Other

Total manufactured housing	700	700

Total available-for-sale mortgage-related securities	167,760	56,978
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		969	Discounted cash flows	OAS	(14,382) - 6,482 bps	740 bps
		8	Other

Total Freddie Mac	9,647	977
Fannie Mae		288	Discounted cash flows	OAS	(1,083) - 3,050 bps	731 bps

Total Fannie Mae	9,247	288
Ginnie Mae		84	Median of external sources
		4	Other

Total Ginnie Mae	121	88
Other		11	Discounted cash flows
		7	Median of external sources
		1	Other

	156	19

Total trading mortgage-related securities	19,171	1,372

Total investments in securities	$186,931	$58,350

Mortgage loans:
Held-for-sale, at fair value	$14,140	$14,140	Discounted cash flows	DSCR	1.08 - 9.67	2.01
				Current LTV	7% - 80%	71%
Other assets:
Guarantee asset, at fair value		940	Discounted cash flows	OAS	16 - 192 bps	54 bps
		219	Other

Total guarantee asset, at fair value	1,159	1,159
All other, at fair value		128	Discounted cash flows	Prepayment rate	6.07% - 91.04%	24.07%
				Servicing income per loan	0.08% - 0.88%	0.25%
				Cost to service per loan	$52 - $1,014	$158
		10	Other

Total all other, at fair value	138	138

Total other assets	1,297	1,297
Liabilities
Other debt, at fair value		999	Single external source	External pricing source	$99.3 - $99.3	$99.3
		509	Median of external sources	External pricing sources	$103.0 - $103.3	$103.3

Total other debt recorded at fair value	1,508	1,508
Net derivatives	(374)	77	Other

160	Freddie Mac

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,477	Risk metric	Effective duration(2)	0.89 - 1.98 years	0.89 years
		325	Other

Total Freddie Mac	$58,515	1,802
Fannie Mae		78	Median of external sources	External pricing sources	$103.9 - $106.0	$105.2
		65	Single external source	External pricing source	$116.0 - $116.0	$116.0
		20	Other

Total Fannie Mae	15,280	163
Ginnie Mae		8	Discounted cash flows
		8	Median of external sources

Total Ginnie Mae	209	16
CMBS		2,462	Single external source	External pricing source	$99.4 - $99.4	$99.4
		432	Risk metric	Effective duration(2)	9.3 - 14.8 years	12.0 years
		535	Other

Total CMBS	51,307	3,429
Subprime, option ARM, and Alt-A:
Subprime		24,890	Median of external sources	External pricing sources	$54.4 - $64.4	$59.2
		1,567	Other

Total subprime	26,457	26,457
Option ARM		5,631	Median of external sources	External pricing sources	$43.8 - $52.6	$47.9
		86	Other

Total option ARM	5,717	5,717
Alt-A and other		8,562	Median of external sources	External pricing sources	$69.6 - $77.9	$73.8
		1,901	Single external source	External pricing source	$71.8 - $71.8	$71.8
		441	Other

Total Alt-A and other	10,904	10,904
Obligations of states and political subdivisions		5,533	Median of external sources	External pricing sources	$102.3 - $103.2	$102.7
		265	Other

Total obligations of states and political subdivisions	5,798	5,798
Manufactured housing		693	Median of external sources	External pricing sources	$80.0 - $85.5	$82.8
		16	Other

Total manufactured housing	709	709

Total available-for-sale mortgage-related securities	174,896	54,995
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,112	Discounted cash flows	OAS	(33,702) - 3,251 bps	502 bps
		53	Other

Total Freddie Mac	10,354	1,165
Fannie Mae		312	Discounted cash flows	OAS	(1,263) - 3,251 bps	810 bps

Total Fannie Mae	10,338	312
Ginnie Mae		87	Median of external sources
		5	Other

Total Ginnie Mae	131	92
Other		12	Discounted cash flows
		9	Median of external sources

	156	21

Total trading mortgage-related securities	20,979	1,590

Total investments in securities	$195,875	$56,585

Mortgage loans:
Held-for-sale, at fair value	$14,238	$14,238	Discounted cash flows	DSCR	1.25 - 6.88	1.97
				Current LTV	19% - 80%	69%
Other assets:
Guarantee asset, at fair value		870	Discounted cash flows	OAS	0 - 368 bps	55 bps
		159	Other

Total guarantee asset, at fair value	1,029	1,029
All other, at fair value		112	Discounted cash flows	Prepayment rate	7.73% - 39.87%	21.23%
				Servicing income per loan	0.19% - 0.52%	0.25%
				Cost to service per loan	$78 - $354	$141
		2	Other

Total all other, at fair value	114	114

Total other assets	1,143	1,143
Liabilities
Other debt, at fair value		1,188	Median of external sources	External pricing sources	$101.7 - $102.0	$101.7
		999	Single external source	External pricing source	$99.9 - $99.9	$99.9

Total other debt recorded at fair value	2,187	2,187
Net derivatives	(479)	47	Other

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.

161	Freddie Mac

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis using unobservable inputs (Level 3) as of March 31, 2013 and December 31, 2012.

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	March 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$648	Income capitalization	Capitalization rates(2)	5% - 9%	7%
		327	Third-party appraisal	Property value	$2 million - $44 million	$22 million

Total held-for-investment	$975	975
REO, net		1,165	Internal model(3)	Historical average sales	$46,453 - $308,391	$101,377
				proceeds per
				property by state(4)
		6	Other

Total REO, net	1,171	1,171

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$711	Income capitalization	Capitalization rates(2)	5% - 9%	7%
		314	Third-party appraisal	Property value	$2 million - $43 million	$21 million

Total held-for-investment	$1,025	1,025
REO, net		771	Internal model(3)	Historical average sales	$32,186 - $356,397	$102,697
				proceeds per
				property by state(4)
		5	Other

Total REO, net	776	776

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(3)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(4)	Represents the average of three months of REO sales proceeds by state.

162	Freddie Mac

Fair Value of Financial Instruments

The table below presents the carrying value and estimated fair value of our financial instruments as of March 31, 2013 and December 31, 2012.

Table 16.6 — Fair Value of Financial Instruments

	March 31, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$27,733	$11,489	$16,244	$—	$—	$27,733
Restricted cash and cash equivalents	1,848	1,832	16	—	—	1,848
Federal funds sold and securities purchased under agreements to resell	38,646	—	38,646	—	—	38,646
Investments in securities:
Available-for-sale, at fair value	167,760	—	110,782	56,978	—	167,760
Trading, at fair value	31,589	12,329	17,888	1,372	—	31,589

Total investments in securities	199,349	12,329	128,670	58,350	—	199,349

Mortgage loans:
Mortgage loans held by consolidated trusts	1,505,211	—	1,190,487	350,311	—	1,540,798
Unsecuritized mortgage loans	182,943	—	13,641	149,871	—	163,512

Total mortgage loans	1,688,154	—	1,204,128	500,182	—	1,704,310
Derivative assets, net	599	22	19,954	16	(19,393)	599
Guarantee asset	1,159	—	—	1,445	—	1,445

Total financial assets	$1,957,488	$25,672	$1,407,658	$559,993	$(19,393)	$1,973,930

Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,425,913	$—	$1,479,701	$2,397	$—	$1,482,098
Other debt	529,936	—	528,909	17,314	—	546,223

Total debt, net	1,955,849	—	2,008,610	19,711	—	2,028,321
Derivative liabilities, net	225	7	26,462	93	(26,337)	225
Guarantee obligation	1,113	—	—	2,776	—	2,776

Total financial liabilities	$1,957,187	$7	$2,035,072	$22,580	$(26,337)	$2,031,322

	December 31, 2012
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$8,513	$8,513	$—	$—	$—	$8,513
Restricted cash and cash equivalents	14,592	14,576	16	—	—	14,592
Federal funds sold and securities purchased under agreements to resell	37,563	—	37,563	—	—	37,563
Investments in securities:
Available-for-sale, at fair value	174,896	—	119,901	54,995	—	174,896
Trading, at fair value	41,492	20,221	19,681	1,590	—	41,492

Total investments in securities	216,388	20,221	139,582	56,585	—	216,388

Mortgage loans:
Mortgage loans held by consolidated trusts	1,495,932	—	1,130,438	409,722	—	1,540,160
Unsecuritized mortgage loans	190,415	—	16,428	151,175	—	167,603

Total mortgage loans	1,686,347	—	1,146,866	560,897	—	1,707,763
Derivative assets, net	657	64	24,109	20	(23,536)	657
Guarantee asset	1,029	—	—	1,325	—	1,325

Total financial assets	$1,965,089	$43,374	$1,348,136	$618,827	$(23,536)	$1,986,801

Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419,524	$—	$1,484,228	$2,867	$—	$1,487,095
Other debt	547,518	—	546,955	18,646	—	565,601

Total debt, net	1,967,042	—	2,031,183	21,513	—	2,052,696
Derivative liabilities, net	178	8	31,014	67	(30,911)	178
Guarantee obligation	1,004	—	—	2,487	—	2,487

Total financial liabilities	$1,968,224	$8	$2,062,197	$24,067	$(30,911)	$2,055,361

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

163	Freddie Mac

Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed

The following is a description of the valuation techniques we use for items not measured at fair value in our consolidated balance sheets, but for which the fair value is disclosed, the significant inputs used in those techniques (if applicable), and our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the valuation hierarchy. Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

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

Single-Family Loans

Determination of Principal Market

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that are four or more months delinquent, loans that are in foreclosure, loans that have completed a HAMP loan modification, and loans that have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months. The total UPB of loans where the whole loan market is the principal market was approximately $108.6 billion and $110.0 billion as of March 31, 2013 and December 31, 2012, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of both March 31, 2013 and December 31, 2012.

Whole Loan Market as Principal Market

Loans where we determine that the principal market is the whole loan market are valued using the median of external sources. Under the median of external sources technique, prices for single-family loans are obtained from multiple dealers.

164	Freddie Mac

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

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $11.4 billion and $11.2 billion as of March 31, 2013 and December 31, 2012, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of March 31, 2013 and December 31, 2012 as presented in our consolidated fair value balance sheets is $156.8 billion and $153.1 billion, respectively.

165	Freddie Mac

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

Total debt, net for which we have elected the fair value option includes certain debt securities of consolidated trusts held by third parties, foreign-currency denominated debt and certain other debt. We report these items at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value” and “ — Other Debt, at Fair Value” for additional information.

Guarantee Obligation

Our guarantee obligation is classified as Level 3 as significant inputs used in the fair value measurement are unobservable. The technique for estimating the fair value of our guarantee obligation is described in the “Mortgage Loans — Single-Family Loans” section above.

Fair Value Option

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale mortgage loans, and certain debt.

Investments in Securities

We elected the fair value option for certain mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report for additional information about the measurement and recognition of interest income on investments in securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option.

166	Freddie Mac

Multifamily Held-For-Sale Mortgage Loans

We elected the fair value option for multifamily mortgage loans that were purchased for securitization. These multifamily mortgage loans are classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2012 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

Debt Securities of Consolidated Trusts Held by Third Parties

We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K certificates. We elected the fair value option on these debt instruments as they contain embedded derivatives that require bifurcation. Fair value changes for debt securities of consolidated trusts held by third parties are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2012 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Other Debt

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation. Fair value changes for debt for which we have elected the fair value option are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2012 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at March 31, 2013 and December 31, 2012.

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2013		December 31, 2012
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt- Long Term
	(in millions)
Fair value	$14,140	$1,508	$14,238	$2,187
Unpaid principal balance	13,994	1,492	13,972	2,167

Difference	$146	$16	$266	$20

Changes in Fair Value under the Fair Value Option Election

For multifamily held-for-sale mortgage loans, we recorded gains of $9 million and $179 million from the change in fair value in other income in our consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, respectively. Gains (losses) on debt securities with the fair value option elected were $12 million and $(17) million for the three months ended March 31, 2013 and 2012, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Changes in fair value attributable to instrument-specific credit risk were not material for the three months ended March 31, 2013 or 2012 for any assets or liabilities for which we elected the fair value option.

167	Freddie Mac

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

During the first quarter of 2013, we paid approximately $2 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed motions to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants moved to dismiss the second amended complaint. On January 23, 2012, the Court denied defendants’ motions to dismiss. On March 28, 2012, the plaintiff filed its third amended complaint, which included allegations based on a non-prosecution agreement entered into between Freddie Mac and the SEC on December 15, 2011. On April 26, 2012, defendants filed motions to dismiss the third amended complaint. The Court denied the motions on May 25, 2012. On August 17, 2012, plaintiff filed a motion to certify a class of plaintiffs comprised of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007, which Freddie Mac has opposed. On April 10, 2013, the presiding judge in the case recused himself, and the case was assigned to a different judge. Discovery is ongoing.

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

168	Freddie Mac

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

Energy Lien Litigation

On July 14, 2010, the State of California filed a lawsuit against Freddie Mac, Fannie Mae, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Freddie Mac and Fannie Mae committed unfair business practices in violation of California law by advising seller/servicers that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy, or PACE, program cannot take priority over a mortgage to be sold to Freddie Mac or Fannie Mae. The lawsuit contended that PACE programs create liens superior to such mortgages and that FHFA was engaged in rulemaking when it issued a directive to Freddie Mac and Fannie Mae affirming that they could not purchase mortgages involving properties subject to PACE liens where those liens purported to have priority over the mortgage lien. The lawsuit further alleged that, in doing so, FHFA violated the National Environmental Policy Act, or NEPA, and the Administrative Procedure Act, or APA, by not following required rulemaking procedures. The complaint sought declaratory and injunctive relief, costs and such other relief as the court deemed proper.

The County of Placer intervened in the lawsuit, and the lawsuit was consolidated with two similar complaints filed in the U.S. District Court for the Northern District of California against Freddie Mac, Fannie Mae, FHFA, and others by the County of Sonoma and the City of Palm Desert. The District Court dismissed the claims against Freddie Mac on August 26, 2011, but allowed the NEPA and APA claims against FHFA to go forward. During the course of the litigation, the District Court entered a preliminary injunction requiring FHFA to provide a notice and comment period with regard to its directives to Freddie Mac and Fannie Mae concerning energy liens. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking seeking comment on whether the restriction on purchasing mortgage loans secured by properties with outstanding first-lien PACE obligations should be maintained. On August 9, 2012, the District Court granted summary judgment against FHFA and found that FHFA had failed to comply with required notice and comment procedures set forth in the APA in directing Freddie Mac and Fannie Mae concerning energy liens. On October 16, 2012, the District Court entered judgment and directed that FHFA complete the notice and comment process, and publish a Final Rule, no later than May 14, 2013. After appeal by FHFA, on March 19, 2013, the U.S. Court of Appeals for the Ninth Circuit overturned the judgment of the District Court and dismissed the case, finding, among other things, that FHFA had not engaged in rulemaking and that FHFA was therefore not required to follow the notice and comment procedures of the APA.

Freddie Mac, Fannie Mae, FHFA, and others were also named as defendants in two other similar cases filed in the U.S. District Court for the Northern District of Florida and in the U.S. District Court for the Eastern District of New York. However, both of these cases were dismissed, and appeals of these decisions were denied by the U.S. Courts of Appeals for the Eleventh and Second Circuits, respectively.

At present, it is not possible for us to predict the probable outcome of this litigation or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in this litigation due to the following factors, among others: the inherent uncertainty of pre-trial litigation; and the fact that the plaintiffs could still file for review by the U.S. Supreme Court.

169	Freddie Mac

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

On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleged that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The complaint further alleged that certain defendants and others made additional false statements following the offering. The complaint named as defendants Syron, former Executive Vice President and Chief Financial Officer Anthony S. Piszel, Cook, certain underwriters, and PricewaterhouseCoopers LLP. After a series of motions and amendments to the complaint, only Syron and Piszel remain as defendants.

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

170	Freddie Mac

approximately $2.1 billion. On December 6, 2011, the Court confirmed Lehman’s chapter 11 plan of liquidation, which provides for the liquidation of the bankruptcy estate’s assets over the next three years. Our most significant claims are a $1.2 billion claim relating to losses incurred on short-term lending transactions with certain Lehman Entities and an $868 million claim relating to Lehman’s repurchase obligations. The plan addresses these claims as follows:

•

The plan leaves open for subsequent determination whether our claim relating to the short-term lending transactions will be accorded priority status. The Lehman estate has set aside $1.2 billion to be available for payment of our claim in full if, after litigation or settlement, this claim is allowed as a priority claim. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would be entitled to receive an estimated distribution of approximately 21% (or approximately $250 million) over the next three years.

•

The plan does not adjudge or allow our claim relating to Lehman’s repurchase obligations, and instead permits claims allowance proceedings to continue. To the extent this claim is allowed, it will be treated as a general unsecured claim, for which Freddie Mac would ultimately receive a distribution of approximately 19.9% of the allowed amount.

Taylor, Bean & Whitaker and Ocala Funding, LLC Bankruptcies

On August 24, 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. We entered into a settlement regarding the TBW bankruptcy in 2011. However, we continue to be involved in certain matters relating to the TBW bankruptcy, as described below.

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

IRS Litigation

In 2010 and 2011, we received Statutory Notices from the IRS assessing a total of $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years and, in 2012, paid the tax assessed in the Statutory Notices for the years 2006 and 2007 of $36 million. In the fourth quarter of 2012 we reached an agreement in principle with the IRS for all years, including 2006 and 2007, to favorably resolve the matters in dispute and reduced the previously unrecognized tax benefits to zero. We are currently working with the IRS to finalize the stipulation of settled issues and closing agreement, and expect that a final decision can be entered within the next 12 months.

Lawsuits Involving Real Estate Transfer Taxes

Beginning in 2011 in Michigan, states have been filing lawsuits challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Currently, approximately 45 lawsuits are pending in 21 states and the District of Columbia. We have received favorable rulings in several cases, and one unfavorable ruling (in Michigan, as discussed below). Several appeals are pending. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees.

171	Freddie Mac

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

LIBOR Lawsuit

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The complaint alleges, among other things, that the defendants fraudulently and collusively suppressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud.

NOTE 18: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our submission to FHFA on minimum capital, but no longer provide our submission on risk-based capital.

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

The table below summarizes our minimum capital requirements and deficits and net worth.

172	Freddie Mac

Table 18.1 — Net Worth and Minimum Capital

	March 31, 2013	December 31, 2012
	(in millions)
GAAP net worth(1)	$9,971	$8,827

Core capital (deficit)(2)(3)	$(61,817)	$(60,571)
Less: Minimum capital requirement(2)	21,779	22,063

Minimum capital surplus (deficit)(2)	$(83,596)	$(82,634)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for March 31, 2013 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of March 31, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $5.8 billion on the senior preferred stock in cash in March 2013 at the direction of the Conservator.

NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS

Gains (losses) on mortgage loans recorded at fair value is a significant component of other income. For the amounts recorded to gains (losses) on mortgage loans recorded at fair value during the three months ended March 31, 2013 and 2012, see “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

173	Freddie Mac

Table 19.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(in millions)
Other assets:
Guarantee asset	$1,159	$1,029
Accounts and other receivables(1)	8,341	10,091
All other	2,577	2,645

Total other assets	$12,077	$13,765

Other liabilities:
Guarantee obligation	$1,113	$1,004
Servicer liabilities	2,916	3,304
Accounts payable and accrued expenses(2)	1,495	984
All other	891	807

Total other liabilities	$6,415	$6,099

(1)	Primarily consists of servicer receivables.
(2)	Includes the deferred tax liability at March 31, 2013.

174	Freddie Mac

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” section in our 2012 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.

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

No stock options were exercised during the three months ended March 31, 2013. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report for more information.

Dividend Restrictions

Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividends and Dividend Restrictions” in our 2012 Annual Report.

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

175	Freddie Mac

Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

176	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer

Date: May 8, 2013

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2013

177	Freddie Mac

GLOSSARY

This Glossary includes acronyms and defined terms that are used throughout this report.

Administration — Executive branch of the U.S. government.

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this report and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A loans, we categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.

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

178	Freddie Mac

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

Credit-related expenses — Consists of our provision (benefit) for credit losses and REO operations expense.

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

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

179	Freddie Mac

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

Fixed-rate mortgage — Refers to a mortgage originated at a specific rate of interest that remains constant over the life of the loan. For purposes of presentation in this report and elsewhere in our reporting, we have categorized a number of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of the modification rather than at a subsequent date.

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

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of management and guarantee fees paid on a monthly basis, as a percentage of the UPB of the underlying loans, and initial upfront payments, such as delivery fees.

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

180	Freddie Mac

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

Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

181	Freddie Mac

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

Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof, less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount will be $3 billion for 2013 and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.

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

OTC — Over-the-counter

Original LTV Ratio — A credit measure for mortgage loans, calculated as the UPB of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio

182	Freddie Mac

calculation. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default.

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

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

S&P — Standard & Poor’s

SEC — Securities and Exchange Commission

183	Freddie Mac

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

184	Freddie Mac

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

185	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description
4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated March 1, 2013
10.1	PC Master Trust Agreement, dated March 22, 2013
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema(1)
101.CAL	XBRL Taxonomy Extension Calculation(1)
101.LAB	XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
101.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of Section 18, nor shall it be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1