Form 10-Q
period 2013-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2013-08-07
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

As of July 24, 2013, there were 650,039,533 shares of the registrant’s common stock outstanding.

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

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2012 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2012 Annual Report.

Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2013 included in “FINANCIAL STATEMENTS” and our 2012 Annual Report.

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

Summary of Financial Results

During the second quarter of 2013, we continued to observe improvement in the housing market, which contributed positively to our financial results. Our comprehensive income for the second quarter of 2013 was $4.4 billion, consisting of $5.0 billion of net income and $(631) million of other comprehensive loss. By comparison, our comprehensive income for the second quarter of 2012 was $2.9 billion, consisting of $3.0 billion of net income and $(128) million of other comprehensive loss.

Our total equity was $7.4 billion at June 30, 2013, reflecting our total equity balance of $10.0 billion at March 31, 2013, comprehensive income of $4.4 billion for the second quarter of 2013, and a $7.0 billion dividend payment on the senior preferred stock in June 2013 based on our Net Worth Amount at March 31, 2013. As a result of our positive net worth at June 30, 2013, no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2013. Based on our Net Worth Amount at June 30, 2013, our dividend obligation to Treasury in September 2013 will be $4.4 billion.

Our Primary Business Objectives

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market

1	Freddie Mac

enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency.

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

Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities

Our consistent market presence provides lenders with a constant source of liquidity for conforming mortgage products even when other sources of capital have withdrawn. We believe this liquidity provides our customers with confidence to continue lending in difficult environments. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the first half of 2013. We also enable mortgage originators to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. We estimate that borrowers were paying an average of 18 basis points less on 30-year, fixed-rate conforming loans than on non-conforming loans in June 2013. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.

During the three and six months ended June 30, 2013, we purchased or issued other guarantee commitments for $129.9 billion and $261.7 billion in UPB of single-family conforming mortgage loans, representing approximately 646,000 and 1,281,000 homes, respectively.

We are focused on reducing the number of foreclosures and helping to keep families in their homes. Since 2009, we have helped approximately 872,000 borrowers experiencing hardship complete a loan workout. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. We purchased $41.8 billion and $40.5 billion in UPB of HARP loans in the first half of 2013 and 2012, respectively. We have purchased HARP loans provided to more than 1.1 million borrowers since the initiative began in 2009, including approximately 223,000 borrowers during the first half of 2013.

Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible. In March 2013, as part of the servicing alignment initiative, we announced a new streamlined modification initiative, which provides an additional modification opportunity to certain borrowers who are at least 90 (but not more than 720) days delinquent. This initiative was implemented in July 2013 (with earlier adoption permitted). See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for more information about loss mitigation activities and our efforts to provide credit availability, including through our loan modification initiatives, and our relief refinance mortgage initiative, which includes HARP.

Short sale activity as a percentage of the combined total of short sales and foreclosure transfers increased from 31% in the first half of 2012 to 42% in the first half of 2013. Our short sale activity has remained high compared to historical levels while the volume of foreclosures has declined in recent quarters. Due to changes in our short sale process that we made in the second half of 2012, we believe our short sale activity will continue to remain high for the remainder of 2013.

The table below presents our single-family loan workout activities for the last five quarters.

2	Freddie Mac

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	06/30/2013	03/31/2013	12/31/2012	09/30/2012	06/30/2012
	(number of loans)
Loan modifications(2)	19,277	20,613	19,898	20,864	15,142
Repayment plans	7,268	7,644	6,964	7,099	8,712
Forbearance agreements(3)	3,198	3,104	2,442	2,190	4,738
Short sales and deed in lieu of foreclosure transactions	11,727	14,157	13,849	14,383	12,531

Total single-family loan workouts	41,470	45,518	43,153	44,536	41,123

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	As of June 30, 2013, approximately 22,000 borrowers were in modification trial periods, including approximately 15,000 borrowers in trial periods for our non-HAMP standard modification.
(3)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

Minimizing Our Credit Losses

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the lengthy foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against originators, lenders, servicers, and insurers, as appropriate.

We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout to pursue with borrowers that would be expected to provide us with the opportunity to minimize our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery (if a loan reperforms) may often be much higher than would be the case with foreclosure or foreclosure alternatives. In cases where repayment plans and loan modifications are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through foreclosure and subsequent property sale from our REO inventory. In large part, the benefit of a short sale arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property.

We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have been facilitating the transfer of servicing from certain underperforming servicers to other servicers that specialize in workouts of problem loans.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans meet specified eligibility and underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., contractual standards were not followed), we can exercise certain contractual remedies, including requesting repurchase, to mitigate our actual or potential credit losses. As of June 30, 2013 and December 31, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.2 billion and $3.0 billion, respectively (these figures include repurchase requests for which appeals were pending). During the first half of 2013, we began an initiative designed to assist our seller/servicers improve their underwriting process for loans that they sell to us by increasing conformity to certain of our underwriting standards. This new initiative will provide a new automated tool for use by seller/servicers in evaluating the underwriting of loans with real-time feedback on identification of non-compliance issues.

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, as part of our loss mitigation efforts, we review loans that become delinquent. FHFA set

3	Freddie Mac

a goal for us (in the 2013 Conservatorship Scorecard) to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. As a result, our repurchase request volumes with our seller/servicers may increase in future periods.

Our credit loss exposure is also partially mitigated by mortgage insurance, which is a form of credit enhancement. Primary mortgage insurance is generally required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. Although we received payments under primary and other mortgage insurance of $0.9 billion and $1.0 billion in the first half of 2013 and 2012, respectively, which helped to mitigate our credit losses, many of our mortgage insurers remain financially weak. As a result, we expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Insurers” for information on these counterparties. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for more information about credit enhancements of our single-family credit guarantee portfolio.

Developing Mortgage Market Enhancements in Support of a New Infrastructure for the Secondary Mortgage Market

We continue efforts that we believe will create value for the industry by building the infrastructure for a future housing finance system. In this regard, the 2013 Conservatorship Scorecard established the following goals for 2013:

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

Mortgages originated after 2008, including HARP and other relief refinance mortgages, represented 70% and 63% of the UPB of our single-family credit guarantee portfolio as of June 30, 2013 and December 31, 2012, respectively, while the single-family loans originated from 2005 through 2008 represented 19% and 24% of this portfolio at these dates, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 20% and 18% of the UPB in our total single-family credit guarantee portfolio at June 30, 2013 and December 31, 2012, respectively. HARP loans represented 12% and 11% of the UPB of our single-family credit guarantee portfolio as of June 30, 2013 and December 31, 2012, respectively.

Approximately 97% and 95% of the single-family mortgages we purchased in the first half of 2013 and 2012, respectively, were fixed-rate, first lien amortizing mortgages, based on UPB. Approximately 81% and 84% of the single-family mortgages we purchased in the first half of 2013 and 2012, respectively, were refinance mortgages based on UPB.

4	Freddie Mac

HARP loans comprised approximately 16% and 21% of our single-family purchase volume in the first half of 2013 and 2012, respectively, based on UPB.

Due to our participation in HARP, we purchase a significant number of loans that have original LTV ratios over 100%. The proportion of HARP loans we purchased with LTV ratios over 100% was 9% and 11% of our single-family mortgage purchases in the first half of 2013 and 2012, respectively. Over time, HARP loans may not perform as well as other refinance mortgages because the continued high LTV ratios and reduced underwriting standards of these loans increase the probability of default. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009.

The table below presents the composition and certain other information about loans in our single-family credit guarantee portfolio, by year of origination at June 30, 2013 and December 31, 2012, and for the first half of 2013 and the year ended December 31, 2012.

Table 2 — Single-Family Credit Guarantee Portfolio Summary(1)

	At June 30, 2013					Six Months Ended June 30, 2013
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2013:
Relief refinance loans:
HARP loans	12%	733	101%	41%	0.90%	4.1%
Other relief refinance loans	8	745	57	—	0.32	0.4
All other loans	50	757	65	1	0.25	1.8

Subtotal — 2009 to 2013 originations	70	752	70	8	0.37	6.3

Loans originated — 2005 to 2008	19	705	92	35	9.39	84.1
Loans originated — 2004 and prior	11	712	53	4	3.26	9.6

Total	100%	739	73	13	2.79	100.0%

	At December 31, 2012					Year Ended December 31, 2012
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2012:
Relief refinance loans:
HARP loans	11%	735	100%	40%	0.98%	2.0%
Other relief refinance loans	7	749	58	—	0.32	0.2
All other loans	45	757	66	<1	0.27	1.4

Subtotal — 2009 to 2012 originations	63	753	71	7	0.39	3.6

Loans originated — 2005 to 2008	24	708	98	42	9.56	87.3
Loans originated — 2004 and prior	13	715	56	6	3.20	9.1

Total	100%	737	75	15	3.25	100.0%

(1)	Based on the loans remaining in the portfolio at June 30, 2013 and December 31, 2012, which totaled $1.6 trillion in UPB at both dates, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009. For credit scores, LTV ratios, serious delinquency rates, and other information about the loans in our single-family credit guarantee portfolio, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
(2)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ current creditworthiness.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(6)	Historical credit losses for each origination year may not be representative of future results.

5	Freddie Mac

Contracting the Dominant Presence of the GSEs in the Marketplace

We continue to take steps toward the goal of gradually contracting our presence in the marketplace. For example, the 2013 Conservatorship Scorecard established the following goals for 2013 (with credit for partial completion allowed):

•

Single-family: Demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift mortgage credit risk from us to private capital investors. In July 2013, we executed one transaction representing $22.5 billion of UPB, of which a majority is designed to qualify toward this goal;

•

Multifamily: Reduce the UPB amount of new multifamily business activity (purchases of loans and issuances of other guarantee commitments) relative to 2012 by at least 10% by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of retained risk. While multifamily business activity was strong during the first half of 2013, we have taken measures that are intended to reduce our new business activities during the remainder of the year; and

•

Mortgage-related investments portfolio: Reduce the December 31, 2012 mortgage-related investments portfolio balance by selling 5%, or $15.7 billion in UPB, of mortgage-related assets (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash). Through June 30, 2013, we have sold $3.3 billion in UPB of assets that are intended to qualify toward this goal.

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

We continue to actively manage our administrative expenses. Our administrative expenses increased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, primarily due to an increase in professional services expense related to legal expenses, initiatives we are implementing under the Conservatorship Scorecards, and other FHFA-mandated strategic initiatives. We believe the various FHFA-mandated strategic initiatives we are pursuing may continue to require significant resources and thus continue to affect our level of administrative expenses.

Single-Family Credit Guarantee Portfolio

The table below provides certain credit statistics for our single-family credit guarantee portfolio.

6	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Payment status —
One month past due	1.80%	1.70%	1.85%	2.02%	1.79%
Two months past due	0.55%	0.56%	0.66%	0.66%	0.60%
Seriously delinquent(1)	2.79%	3.03%	3.25%	3.37%	3.45%
Non-performing loans (in millions)(2)	$123,681	$126,302	$128,599	$131,106	$118,463
Single-family loan loss reserve (in millions)(3)	$26,197	$28,299	$30,508	$33,298	$35,298
REO inventory (in properties)	44,623	47,968	49,071	50,913	53,271
REO assets, net carrying value (in millions)	$3,997	$4,246	$4,314	$4,459	$4,715

	For the Three Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
	(in units, unless noted)
Seriously delinquent loan additions(1)	57,024	65,281	72,626	76,104	75,904
Loan workout volume(4)	41,470	45,518	43,153	44,536	41,123
REO acquisitions	16,418	17,881	18,672	20,302	20,033
REO disposition severity ratio:(5)
California	26.0%	31.4%	34.4%	37.7%	41.6%
Arizona	28.3%	31.8%	35.9%	36.3%	40.4%
Florida	39.1%	40.8%	42.6%	44.7%	46.2%
Nevada	33.9%	40.5%	45.6%	50.6%	54.3%
Illinois	43.4%	45.7%	46.5%	47.7%	47.8%
Total U.S	31.2%	34.4%	35.2%	36.2%	37.9%
Single-family provision (benefit) for credit losses (in millions)	$(518)	$(469)	$(658)	$650	$177
Single-family credit losses (in millions)	$1,763	$2,063	$2,396	$2,936	$2,858

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status. As a result, we newly classified approximately $19.5 billion in UPB of loans discharged in Chapter 7 bankruptcy as TDRs in the third quarter of 2012. As of June 30, 2013 and December 31, 2012, approximately $71.0 billion and $65.8 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.
(4)	See “Table 1 — Total Single-Family Loan Workout Volumes” for information about our problem loan workout activities.
(5)	States presented represent the five states where our credit losses were greatest during the six months ended June 30, 2013. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties. Excludes sales commissions and other expenses, such as property maintenance and costs, as well as applicable recoveries from credit enhancements, such as mortgage insurance.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related (benefit) expense”. These terms are significantly different. Our “credit losses” consist of charge-offs and REO operations expense, while our “credit-related (benefit) expense” consists of our provision (benefit) for credit losses and REO operations expense.

Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $74.2 billion, and have recorded an additional $3.8 billion in losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of June 30, 2013, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as increases in unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

Our loan loss reserves for single-family loans declined in each of the last six quarters, which in part reflects improvement in both borrower payment performance and lower severity ratios for both REO dispositions and short sale transactions due to the improvements in home prices in most areas during these periods. Our REO inventory also declined in each of the last six quarters primarily due to lower foreclosure activity as well as a significant number of borrowers completing short sales rather than foreclosures.

Our average REO disposition severity ratio improved to 31.2% for the second quarter of 2013 compared to 34.4% and 37.9% for the first quarter of 2013 and second quarter of 2012, respectively. We observed improvements in most areas during the first half of 2013, primarily due to increasing home prices. This ratio improved in each of the last six quarters, but remains high as compared to our experience in periods before 2008. Additionally, our REO disposition severity ratios have also been positively affected by changes made during 2012 to our process for determining the list price for our REO properties when we offer them for sale.

7	Freddie Mac

The serious delinquency rate for our single-family credit guarantee portfolio was 2.79% at June 30, 2013, compared to 3.25% at December 31, 2012, and has improved in each of the last six quarters. Excluding relief refinance loans, the improvement in borrower payment performance during these periods reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than experienced prior to 2008, particularly in states that require a judicial foreclosure process. As of June 30, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 74% and 72%, respectively, and most of these loans have been delinquent for more than one year. The longer a loan remains delinquent, the more challenging and costly it is to resolve.

Although the balance of our non-performing loans declined during the first half of 2013, it remained high at June 30, 2013, compared to periods prior to 2009.

The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the first half of 2013, due, in part, to:

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

•

Although we estimate national home prices increased 9% from June 2012 to June 2013, based on our own index, there has been a cumulative decline in national home prices of 16% since June 2006. As a result of this price decline, approximately 13% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of June 30, 2013.

•	Weak financial condition of many of our mortgage insurers, which has reduced our actual recoveries from these counterparties since several of them are deferring payments under regulatory orders.

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

8	Freddie Mac

We paid dividends of $7.0 billion in cash on the senior preferred stock during the three months ended June 30, 2013, based on our Net Worth Amount at March 31, 2013. Through June 30, 2013, we have paid aggregate cash dividends to Treasury of $36.6 billion, an amount equal to 51% of our aggregate draws received under the Purchase Agreement. Under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury. Based on our Net Worth Amount at June 30, 2013, our dividend obligation to Treasury in September 2013 will be $4.4 billion.

The aggregate liquidation preference of the senior preferred stock was $72.3 billion at both June 30, 2013 and December 31, 2012. The remaining funding commitment from Treasury under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws. For a discussion of factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.

For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” and “— Treasury Agreements” in our 2012 Annual Report.

Consolidated Financial Results

Net income was $5.0 billion for the second quarter of 2013 compared to net income of $3.0 billion for the second quarter of 2012. Key highlights of our financial results include:

•

Net interest income for the second quarter of 2013 decreased to $4.1 billion from $4.4 billion for the second quarter of 2012, mainly due to the impact of a reduction in the balance of our higher-yielding mortgage-related assets, partially offset by the effect of a lower balance of loans on non-accrual status and lower funding costs.

•

Benefit (provision) for credit losses for the second quarter of 2013 was $623 million, compared to $(155) million for the second quarter of 2012. The shift from a provision for credit losses in the second quarter of 2012 to a benefit for credit losses in the second quarter of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices.

•

Non-interest income (loss) was $678 million for the second quarter of 2013, compared to $(751) million for the second quarter of 2012. The improvement was largely driven by derivative gains during the second quarter of 2013 compared to derivative losses during the second quarter of 2012.

•

Non-interest expense decreased to $498 million for the second quarter of 2013, from $536 million for the second quarter of 2012, primarily due to an increase in REO operations income during the second quarter of 2013 compared to the second quarter of 2012.

•

Comprehensive income was $4.4 billion for the second quarter of 2013 compared to $2.9 billion for the second quarter of 2012. Comprehensive income for the second quarter of 2013 consisted of $5.0 billion of net income and $(631) million of other comprehensive loss, primarily due to net unrealized losses on our available-for-sale securities.

Mortgage Market and Economic Conditions

Overview

The U.S. real gross domestic product rose by 1.7% on an annualized basis during the second quarter of 2013, compared to 1.1% during the first quarter of 2013, according to the Bureau of Economic Analysis. The national unemployment rate was 7.6% in both June and March 2013, compared to 7.8% in December 2012, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 202,000 monthly net new jobs were added to the economy during the six months ended June 30, 2013 compared with an average monthly gain of 195,000 during the six months ended December 31, 2012, which shows evidence of a slow, but steady positive trend for the economy and the labor market. Long-term interest rates, such as those of 30-year fixed-rate mortgages, generally increased during the second quarter of 2013. For example, based on our weekly Primary Mortgage Market Survey, the average rate on 30-year fixed-rate conforming mortgages with an average LTV ratio of 80% rose from 3.5% in March 2013 to 4.5% in June 2013.

9	Freddie Mac

Single-Family Housing Market

The single-family housing market continued to show improvement in the second quarter of 2013 despite continued high unemployment rates in most areas of the U.S. and a significant inventory of seriously delinquent loans and REO properties in the market.

Based on data from the National Association of Realtors, sales of existing homes in the second quarter of 2013 averaged 5.06 million (at a seasonally adjusted annual rate), increasing 2.4% from 4.94 million homes in the first quarter of 2013. Based on data from the U.S. Census Bureau and HUD, new home sales in the second quarter of 2013 averaged approximately 470,000 (at a seasonally adjusted annual rate) increasing approximately 4.7% from approximately 449,000 in the first quarter of 2013. Home prices increased during the second quarter of 2013, with our nationwide index registering approximately a 5.2% increase from March 2013 through June 2013 without seasonal adjustment. From June 2012 through June 2013 our nationwide home price index increased approximately 9.3%. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

Multifamily Housing Market

The multifamily market has experienced very strong rent and vacancy trends over the last few years, but the pace has slowed in recent periods. The most recent preliminary data reported by Reis, Inc. indicated that, after three straight years of declines, the national apartment vacancy rate remained unchanged at 4.3% during the second quarter of 2013 when compared to the first quarter of 2013; this represents the lowest level since 2001. In addition, Reis, Inc. reported that effective rents grew by 0.7% during the second quarter of 2013, compared to 0.6% during the first quarter of 2013. According to the latest available information from Real Capital Analytics, Inc., national average apartment property values have risen more than 12% from March 2012 to March 2013 and are near the peak values experienced in the second quarter of 2007. As a result, the multifamily sector continued to experience strong investor interest and continued to outperform other commercial real estate sectors in the first half of 2013. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. We expect multifamily market fundamentals (i.e., vacancy rates and effective rents) to remain at favorable levels for the remainder of 2013.

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

Single-Family

We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, to affect the performance of the housing and mortgage markets in the remainder of 2013. Since we expect that moderate economic growth will continue and mortgage interest rates will remain relatively low in the remainder of 2013, compared to historical levels, we believe that housing affordability will remain high in the second half of 2013 for potential home buyers. We also expect that the volume of home sales will likely increase in 2013, compared to 2012 but still remain relatively low compared to historical levels. We expect to experience continued levels of refinancing activity in the near term, due to the impact of HARP, but the recent increases in mortgage rates may slow the levels of refinancing activity, potentially significantly, in the second half of 2013 which could, in turn, impact overall purchase volume. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

Although national home prices have recorded gains for the last six quarters, home prices during the first half of 2013 remained significantly below their peak levels in many geographical areas. Declines in the market’s inventory of homes for sale have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home sales

10	Freddie Mac

will have only modest growth in the second half of 2013. We also believe that home prices will not continue the same growth rate experienced in the first half of 2013, but will gradually moderate and will return towards growth rates that are consistent with long-term historical averages experienced prior to 2004.

Our charge-offs were elevated during the first half of 2013 compared to levels before 2009 and we expect they will continue to be elevated during the remainder of the year. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•

REO disposition severity ratios and losses on short sale transactions to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales; and

•	the amount of non-performing assets and the volume of our loan workouts to remain high.

Our guarantee fee rate charged on new acquisitions increased in 2013 as a result of two across-the-board increases in guarantee fees in 2012. We expect to introduce further increases in our guarantee fees (consistent with directives from FHFA). As a result of the 2012 increases and expected future increases, the average management and guarantee fee rate we charge for loans in the second half of 2013 and thereafter will generally be higher than the average fee we charged for loans we purchased in previous years.

Multifamily

During the first half of 2013, we continued to serve as a constant and stable source of liquidity and to support the multifamily market and the nation’s renters, as evidenced by our $13.5 billion of multifamily new business activity (the combination of our loan purchases and issuances of other guarantee commitments), which provided financing for more than 750 properties amounting to nearly 185,000 apartment units. The majority of these apartments were affordable to low and moderate income families. We expect lower new business volume for the remainder of 2013, due to increased competition from other market participants and the effect of the steps we have taken during the first half of the year (such as increased pricing) towards meeting the 2013 Conservatorship Scorecard goal of reducing our new business volume by at least 10% as compared to 2012 levels.

New supply of multifamily housing has been relatively low following the recession of the late-2000s, but has been increasing in recent periods as market fundamentals have remained positive. Our expectation is that at the national level, new supply will not accelerate beyond sustainable levels over the near term because of constraints, such as rising construction costs and uncertainties in the capital markets. We expect that demand growth, driven by a strengthening economy and positive demographics, will generally be sufficient for the increased supply. However, there may be certain local markets where new supply could potentially outpace demand, which would be evidenced by excess supply and rising vacancy rates.

As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the remainder of 2013. Mortgage credit spreads have been volatile in recent months, which we believe has created some uncertainty regarding the future availability and cost of multifamily credit. Continued volatility in interest rates and credit spreads may reduce investor demand and cause declines in property values. However, we believe the long-term outlook for the multifamily market continues to be favorable.

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

In addition, the 2013 Conservatorship Scorecard includes a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance by selling 5%, or $15.7 billion in UPB, of mortgage-related assets (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash). Through June 30, 2013, we have sold $3.3 billion of assets that are intended to qualify toward this goal.

11	Freddie Mac

These mortgage-related investments portfolio reduction actions are expected to negatively impact our income from this portfolio for the next several years.

From time to time, we also may undertake actions in an effort to support the liquidity and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities in our Investments and Single-family Guarantee segments. These activities can include the purchase and sale of Freddie Mac mortgage-related securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities and our issuances of REMICs and Other Structured Securities influence the relative supply and demand (i.e., liquidity) for these securities, helping to support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply and demand for our PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. We incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” in our 2012 Annual Report.

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

Table 4 — Mortgage-Related Investments Portfolio(1)

	June 30, 2013	December 31, 2012
	(in millions)
Investments segment — Mortgage investments portfolio	$358,912	$375,924
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	45,519	53,333
Multifamily segment — Mortgage investments portfolio	116,788	128,287

Total mortgage-related investments portfolio	$521,219	$557,544

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

The UPB of our mortgage-related investments portfolio at June 30, 2013 was $521.2 billion, a decline of $36.3 billion compared to $557.5 billion at December 31, 2012. The reduction in UPB resulted primarily from liquidations and is consistent with our efforts to reduce the size of our mortgage-related investments portfolio as described above. The mortgage-related investments portfolio is comprised of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans.

We consider the liquidity of the assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that we consider to be less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 26% of the UPB of the portfolio at June 30, 2013, compared to 28% at December 31, 2012. Assets that we consider to be illiquid include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 35% of the UPB of the portfolio at both June 30, 2013 and December 31, 2012.

Legislative and Regulatory Developments

Two bills were recently introduced in the Senate and the House of Representatives to restructure the mortgage finance system, both of which provide for the wind down of Freddie Mac and Fannie Mae. A third bill was introduced to amend the Purchase Agreement. We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills might be enacted. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — Legislation Related to Freddie Mac and its Future Status.”

12	Freddie Mac

SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$4,144	$4,386	$8,409	$8,886
Benefit (provision) for credit losses	623	(155)	1,126	(1,980)
Non-interest income (loss)	678	(751)	1,080	(2,267)
Non-interest expense	(498)	(536)	(1,122)	(1,132)
Net income	4,988	3,020	9,569	3,597
Total comprehensive income	4,357	2,892	11,328	4,681
Net income (loss) attributable to common stockholders(2)	631	1,212	(1,759)	(15)
Net income (loss) per common share — basic and diluted	0.19	0.37	(0.54)	—
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands) — basic and diluted(3)	3,237,825	3,239,711	3,238,411	3,240,627

			June 30, 2013	December 31, 2012
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,517,887	$1,495,932
Total assets			1,967,518	1,989,856
Debt securities of consolidated trusts held by third parties			1,424,732	1,419,524
Other debt			521,184	547,518
All other liabilities			14,245	13,987
Total Freddie Mac stockholders’ equity (deficit)			7,357	8,827
Portfolio Balances(4)
Mortgage-related investments portfolio			$521,219	$557,544
Total Freddie Mac mortgage-related securities(5)			1,582,526	1,562,040
Total mortgage portfolio(6)			1,945,245	1,956,276
Non-performing assets(7)			130,195	135,677

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios(8)
Return on average assets(9)	1.0%	0.6%	1.0%	0.3%
Non-performing assets ratio(10)	7.2	6.8	7.2	6.8
Equity to assets ratio(11)	0.4	—	0.4	—

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and within this Form 10-Q for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.
(2)	For a discussion of how the senior preferred stock dividend affects net income (loss) attributable to common stockholders beginning in the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2012 Annual Report.
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	See ‘‘Table 27 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.
(6)	See ‘‘Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.
(7)	See ‘‘Table 43 — Non-Performing Assets’’ for a description of our non-performing assets.
(8)	The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity (deficit), net of preferred stock (at redemption value) is less than zero for all periods presented.
(9)	Ratio computed as net income (loss) divided by the simple average of the beginning and ending balances of total assets.
(10)	Ratio computed as non-performing assets divided by the ending UPB of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities.
(11)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

13	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net interest income	$4,144	$4,386	$8,409	$8,886
Benefit (provision) for credit losses	623	(155)	1,126	(1,980)

Net interest income after benefit (provision) for credit losses	4,767	4,231	9,535	6,906

Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	28	(1)	62	(5)
Gains (losses) on retirement of other debt	25	(45)	(7)	(66)
Gains (losses) on debt recorded at fair value	3	62	15	45
Derivative gains (losses)	1,362	(882)	1,737	(1,938)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(18)	(135)	(39)	(610)
Portion of other-than-temporary impairment recognized in AOCI	(26)	37	(48)	(52)

Net impairment of available-for-sale securities recognized in earnings	(44)	(98)	(87)	(662)
Other gains (losses) on investment securities recognized in earnings	(497)	(356)	(773)	(644)
Other income (loss)	(199)	569	133	1,003

Total non-interest income (loss)	678	(751)	1,080	(2,267)

Non-interest expense:
Administrative expenses	(444)	(401)	(876)	(738)
REO operations income (expense)	110	30	104	(141)
Other expenses	(164)	(165)	(350)	(253)

Total non-interest expense	(498)	(536)	(1,122)	(1,132)

Income before income tax benefit	4,947	2,944	9,493	3,507
Income tax benefit	41	76	76	90

Net income	4,988	3,020	9,569	3,597

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(717)	(238)	1,563	909
Changes in unrealized gains (losses) related to cash flow hedge relationships	84	107	174	218
Changes in defined benefit plans	2	3	22	(43)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	(631)	(128)	1,759	1,084

Comprehensive income	$4,357	$2,892	$11,328	$4,681

Net Interest Income

The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

14	Freddie Mac

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2013			2012
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$29,467	$3	0.04%	$32,039	$6	0.07%
Federal funds sold and securities purchased under agreements to resell	38,996	9	0.09	37,995	15	0.16
Mortgage-related securities:
Mortgage-related securities(3)	316,237	3,243	4.10	358,279	4,038	4.51
Extinguishment of PCs held by Freddie Mac	(123,582)	(1,244)	(4.02)	(111,351)	(1,275)	(4.58)

Total mortgage-related securities, net	192,655	1,999	4.15	246,928	2,763	4.48

Non-mortgage-related securities(3)	26,319	20	0.29	24,779	14	0.22
Mortgage loans held by consolidated trusts(4)	1,507,578	14,097	3.74	1,538,134	16,806	4.37
Unsecuritized mortgage loans(4)	210,508	2,017	3.83	240,693	2,224	3.69

Total interest-earning assets	$2,005,523	$18,145	3.62	$2,120,568	$21,828	4.12

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,531,830	$(12,953)	(3.38)	$1,560,470	$(15,900)	(4.08)
Extinguishment of PCs held by Freddie Mac	(123,582)	1,244	4.02	(111,351)	1,275	4.58

Total debt securities of consolidated trusts held by third parties	1,408,248	(11,709)	(3.33)	1,449,119	(14,625)	(4.04)
Other debt:
Short-term debt	129,920	(45)	(0.14)	128,860	(43)	(0.13)
Long-term debt(5)	395,137	(2,125)	(2.15)	464,966	(2,617)	(2.25)

Total other debt	525,057	(2,170)	(1.65)	593,826	(2,660)	(1.79)

Total interest-bearing liabilities	1,933,305	(13,879)	(2.87)	2,042,945	(17,285)	(3.38)
Expense related to derivatives(6)	—	(122)	(0.02)	—	(157)	(0.03)
Impact of net non-interest-bearing funding	72,218	—	0.10	77,623	—	0.12

Total funding of interest-earning assets	$2,005,523	$(14,001)	(2.79)	$2,120,568	$(17,442)	(3.29)

Net interest income/yield		$4,144	0.83		$4,386	0.83

	Six Months Ended June 30,
	2013			2012
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$32,451	$10	0.06%	$41,535	$10	0.05%
Federal funds sold and securities purchased under agreements to resell	37,460	20	0.11	32,026	24	0.15
Mortgage-related securities:
Mortgage-related securities (3)	322,239	6,660	4.13	370,753	8,401	4.53
Extinguishment of PCs held by Freddie Mac	(122,931)	(2,506)	(4.08)	(118,357)	(2,716)	(4.59)

Total mortgage-related securities, net	199,308	4,154	4.17	252,396	5,685	4.50

Non-mortgage-related securities(3)	20,650	22	0.21	26,621	30	0.23
Mortgage loans held by consolidated trusts(4)	1,501,390	28,601	3.81	1,548,978	34,274	4.43
Unsecuritized mortgage loans (4)	214,788	4,026	3.75	247,785	4,536	3.66

Total interest-earning assets	$2,006,047	$36,833	3.67	$2,149,341	$44,559	4.15

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,524,918	$(26,245)	(3.44)	$1,570,609	$(32,594)	(4.15)
Extinguishment of PCs held by Freddie Mac	(122,931)	2,506	4.08	(118,357)	2,716	4.59

Total debt securities of consolidated trusts held by third parties	1,401,987	(23,739)	(3.39)	1,452,252	(29,878)	(4.11)
Other debt:
Short-term debt	124,805	(89)	(0.14)	138,995	(83)	(0.12)
Long-term debt(5)	405,829	(4,343)	(2.14)	480,805	(5,393)	(2.24)

Total other debt	530,634	(4,432)	(1.67)	619,800	(5,476)	(1.77)

Total interest-bearing liabilities	1,932,621	(28,171)	(2.91)	2,072,052	(35,354)	(3.41)
Expense related to derivatives(6)	—	(253)	(0.03)	—	(319)	(0.03)
Impact of net non-interest-bearing funding	73,426	—	0.11	77,289	—	0.12

Total funding of interest-earning assets	$2,006,047	$(28,424)	(2.83)	$2,149,341	$(35,673)	(3.32)

Net interest income/yield		$8,409	0.84		$8,886	0.83

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	We calculate average balances based on amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

15	Freddie Mac

Net interest income decreased by $242 million and $477 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. Net interest yield was unchanged for the three months ended June 30, 2013 and increased by one basis point for the six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The decreases in net interest income were primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by the effect of a lower balance of loans on non-accrual status, largely as a result of loans reperforming, and lower funding costs from the replacement of debt at lower rates. The slight increase in net interest yield during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the effect of a lower balance of loans on non-accrual status and lower funding costs, partially offset by the negative effect of the reduction in the balance of higher-yielding mortgage-related assets.

We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.5 billion and $1.1 billion during the three and six months ended June 30, 2013, respectively, compared to $0.8 billion and $1.7 billion during the three and six months ended June 30, 2012, respectively. This amount has declined primarily because of the reduction in the volume of non-performing loans on non-accrual status.

During the three and six months ended June 30, 2013, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

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

Our benefit (provision) for credit losses was $0.6 billion in the second quarter of 2013 compared to $(0.2) billion in the second quarter of 2012, and was $1.1 billion in the first half of 2013 compared to $(2.0) billion in the first half of 2012. The shift from a provision for credit losses in the second quarter and first half of 2012 to a benefit for credit losses in the second quarter and first half of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. The provision for credit losses in the three and six months ended June 30, 2012 reflected improvements in the number of newly impaired loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008) and lower estimates of incurred losses due to the positive impact of an increase in national home prices compared to the preceding periods.

During the three and six months ended June 30, 2013, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the three and six months ended June 30, 2012, primarily due to improvements in home prices in recent periods in many of the areas in which we have had significant foreclosure and short sale activity. Although our credit losses have significantly declined in the last three quarters, we continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans in our portfolio, we expect our credit losses will continue to remain elevated in the second half of 2013 even if the volume of new seriously delinquent loans continues to decline.

The total number of single-family seriously delinquent loans declined approximately 15% and 7% during the first half of 2013 and 2012, respectively. However, our serious delinquency rates remain high compared to the rates we experienced in years prior to 2009. As of June 30, 2013 and December 31, 2012, the UPB of our single-family non-performing loans was $123.7 billion and $128.6 billion, respectively. These amounts include $71.0 billion and $65.8 billion, respectively, of single-family TDRs that were no longer seriously delinquent. However, loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which

16	Freddie Mac

return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, our loan loss reserves balance, and our non-performing assets.

While we have recorded a benefit for credit losses in each of the last three quarters, this trend may not continue. Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors. These factors include: (a) the actual level of mortgage defaults, including default rates among borrowers that participated in HARP and HAMP; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of borrowers to refinance underwater mortgages or obtain modifications; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases.

We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $105 million and $22 million for the second quarters of 2013 and 2012, respectively, and $139 million and $41 million for the first half of 2013 and 2012, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $236 million and $382 million as of June 30, 2013 and December 31, 2012, respectively. The decline in loan loss reserves for multifamily loans in the first half of 2013 was primarily driven by an improvement in the expected performance of the underlying loans and increases in the property value of collateral underlying loans that have been classified as individually impaired.

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

During the three months ended June 30, 2013 and 2012, we extinguished debt securities of consolidated trusts with a UPB of $17.7 billion and $0.7 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $28 million and $(1) million during the three months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, we extinguished debt securities of consolidated trusts with a UPB of $23.6 billion and $1.4 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $62 million and $(5) million during the six months ended June 30, 2013 and 2012, respectively.

The increase in purchases of single-family PCs during the 2013 periods was due to an increase in the volume of transactions to support the market and pricing of our single-family PCs. See “Table 19 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $25 million and $(45) million during the three months ended June 30, 2013 and 2012, respectively, and $(7) million and $(66) million during the six months ended June 30, 2013 and 2012, respectively. We recognized gains on the retirement of other debt during the three months ended June 30, 2013 primarily due to the repurchase of other debt at a discount. We recognized losses on the retirement of other debt during the six months ended June 30, 2013 primarily due to losses on the repurchase of other debt securities at a premium in the first quarter of 2013. We recognized losses on the retirement of other debt during the three and six months ended June 30, 2012 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During the three and six months ended June 30, 2013, we recognized gains on debt recorded at fair value of $3 million and $15 million, respectively. We recognized gains in the six months ended June 30, 2013, primarily due to a

17	Freddie Mac

combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. During the three and six months ended June 30, 2012, we recognized gains on debt recorded at fair value of $62 million and $45 million, respectively, primarily due to a combination of the U.S. dollar strengthening relative to the Euro and changes in interest rates. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At June 30, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.

While derivatives are an important aspect of our strategy to manage interest-rate risk, they generally increase the volatility of reported net income because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest-rate swaps	$3,722	$(2,506)	$5,296	$(1,298)
Option-based derivatives(1)	(1,222)	2,276	(1,659)	1,199
Other derivatives(2)	(205)	310	(61)	199
Accrual of periodic settlements(3)	(933)	(962)	(1,839)	(2,038)

Total	$1,362	$(882)	$1,737	$(1,938)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.
(2)	Includes futures, foreign-currency swaps, commitments, swap guarantee derivatives, and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three and six months ended June 30, 2013, we recognized gains on derivatives of $1.4 billion and $1.7 billion, respectively, primarily as a result of an increase in longer-term interest rates. During the same periods, we recognized fair value gains on our pay-fixed swaps of $9.7 billion and $13.6 billion, respectively, which were largely offset by: (a) fair value losses on our receive-fixed swaps of $6.0 billion and $8.3 billion, respectively; (b) net losses of $0.9 billion and $1.8 billion, respectively, related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (c) fair value losses of $1.2 billion and $1.7 billion, respectively, on our option-based derivatives resulting from losses on our purchased call swaptions.

During the three and six months ended June 30, 2012, we recognized losses on derivatives of $0.9 billion and $1.9 billion, respectively, due to losses related to the accrual of periodic settlements on interest-rate swaps as we were in a net pay-fixed swap position. During the same periods, we recognized fair value losses on our pay-fixed swaps of $8.0 billion and $4.2 billion, respectively, which were largely offset by: (a) fair value gains on our receive-fixed swaps of $5.4 billion and $2.9 billion, respectively; and (b) fair value gains on our option-based derivatives of $2.3 billion and $1.2 billion, respectively, due to a decrease in longer-term interest rates.

18	Freddie Mac

Investment Securities-Related Activities

Impairments of Available-For-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $44 million and $87 million during the three and six months ended June 30, 2013, respectively, compared to $98 million and $662 million during the three and six months ended June 30, 2012, respectively. The decreases in net impairments recognized in earnings were driven by improvements in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consist of gains (losses) on trading securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of June 30, 2013.

We recognized $(751) million and $(1.1) billion related to gains (losses) on trading securities during the three and six months ended June 30, 2013, respectively, compared to $(400) million and $(777) million during the three and six months ended June 30, 2012, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity. Higher losses during the three and six months ended June 30, 2013 were largely the result of an increase in interest rates compared to a decline in interest rates during the three and six months ended June 30, 2012.

Other Income (Loss)

The table below summarizes the significant components of other income.

Table 8 — Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Other income (loss):
Gains (losses) on sale of mortgage loans	$181	$44	$232	$84
Gains (losses) on mortgage loans recorded at fair value	(744)	201	(786)	340
Recoveries on loans impaired upon purchase(1)	75	87	149	176
Guarantee-related income, net(2)	69	130	159	200
All other	220	107	379	203

Total other income (loss)	$(199)	$569	$133	$1,003

(1)	Our recoveries principally relate to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.
(2)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

Gains (Losses) on Sale of Mortgage Loans

During the three months ended June 30, 2013 and 2012, we recognized $181 million and $44 million, respectively, of gains on sale of mortgage loans with associated UPB of $8.8 billion and $6.3 billion, respectively. During the six months ended June 30, 2013 and 2012, we recognized $232 million and $84 million, respectively, of gains on sale of mortgage loans with associated UPB of $14.4 billion and $10.0 billion, respectively. The substantial majority of these amounts relate to our securitizations of multifamily loans on our consolidated balance sheets, which we elected to carry at fair value. We recognized higher gains on sale of mortgage loans during the 2013 periods, compared to the respective periods of 2012, in part due to a higher volume of multifamily securitizations in 2013.

19	Freddie Mac

Gains (Losses) on Mortgage Loans Recorded at Fair Value

During the three months ended June 30, 2013 and 2012, we recognized $(744) million and $201 million, respectively, of gains (losses) on mortgage loans recorded at fair value. We recognized $(786) million and $340 million of such gains (losses) during the six months ended June 30, 2013 and 2012, respectively. These amounts relate to multifamily loans which we elected to carry at fair value, of which the substantial majority were designated for securitization. We recognize changes in fair value on multifamily mortgage loans we purchase for securitization as gains (losses) on mortgage loans recorded at fair value while we hold them on our consolidated balance sheets. We recognized losses on mortgage loans recorded at fair value during the 2013 periods primarily due to increases in interest rates during those periods, compared to gains recognized in the respective periods of 2012 which were the result of declines in interest rates.

All Other

All other income consists primarily of transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, and other miscellaneous income. All other income increased to $220 million and $379 million during the three and six months ended June 30, 2013, respectively, compared to $107 million and $203 million during the three and six months ended June 30, 2012, respectively. The increases in the 2013 periods were primarily due to proceeds from two settlement agreements related to lawsuits regarding certain residential non-agency mortgage-related securities we hold. For additional information on our settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”

Non-Interest Expense

The table below summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Administrative expenses:
Salaries and employee benefits	$211	$227	$419	$403
Professional services	134	81	243	152
Occupancy expense	14	14	27	28
Other administrative expense	85	79	187	155

Total administrative expenses	444	401	876	738
REO operations (income) expense	(110)	(30)	(104)	141
Other expenses	164	165	350	253

Total non-interest expense	$498	$536	$1,122	$1,132

Administrative Expenses

Administrative expenses increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to an increase in professional services expense related to legal expenses, initiatives we are implementing under the Conservatorship Scorecards, and other FHFA-mandated strategic initiatives. We believe the various FHFA-mandated strategic initiatives we are pursuing may continue to require significant resources and thus continue to affect our level of administrative expenses.

REO Operations (Income) Expense

The table below presents the components of our REO operations (income) expense, and information about REO inventory and REO dispositions.

20	Freddie Mac

Table 10 — REO Operations (Income) Expense, REO Inventory, and REO Dispositions

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$238	$293	$483	$671
Disposition (gains) losses, net(2)	(236)	(182)	(395)	(260)
Change in holding period allowance, dispositions	(13)	(33)	(24)	(90)
Change in holding period allowance, inventory(3)	(6)	(27)	17	(26)
Recoveries(4)	(92)	(85)	(182)	(157)

Total single-family REO operations (income) expense	(109)	(34)	(101)	138
Multifamily REO operations (income) expense	(1)	4	(3)	3

Total REO operations (income) expense	$(110)	$(30)	$(104)	$141

REO inventory (in properties), at June 30:
Single-family	44,623	53,271	44,623	53,271
Multifamily	5	11	5	11

Total	44,628	53,282	44,628	53,282

REO property dispositions (in properties):
Single-family	19,763	26,069	38,747	51,102
Multifamily	3	7	4	11

Total	19,766	26,076	38,751	51,113

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.
(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations (income) expense was $(110) million in the second quarter of 2013, as compared to $(30) million in the second quarter of 2012 and was $(104) million in the first half of 2013 compared to $141 million in the first half of 2012. The improvements in the 2013 periods were primarily due to: (a) a decline in property expenses associated with a lower number of properties in 2013; and (b) improving home prices in certain geographical areas with significant REO activity, which resulted in increased gains on disposition of properties. For information on our REO activity during the second quarter and first half of 2013, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets.”

Other Expenses

Other expenses were $164 million and $165 million in the second quarters of 2013 and 2012, respectively, and were $350 million and $253 million in the first half of 2013 and 2012, respectively. Other expenses in the second quarter and first half of 2013 include $124 million and $216 million, respectively, of expenses related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012. These amounts are remitted to Treasury on a quarterly basis. The amount was not significant during the first half of 2012. Other expenses also include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.

Income Tax Benefit

For the three months ended June 30, 2013 and 2012, we reported an income tax benefit of $41 million and $76 million, respectively. For the six months ended June 30, 2013 and 2012, we reported an income tax benefit of $76 million and $90 million, respectively. See “NOTE 12: INCOME TAXES” for additional information.

Comprehensive Income

Our comprehensive income was $4.4 billion and $11.3 billion for the three and six months ended June 30, 2013, respectively, consisting of: (a) $5.0 billion and $9.6 billion of net income, respectively; and (b) $(631) million and $1.8 billion of other comprehensive income (loss), respectively, primarily related to fair value losses and gains on our available-for-sale securities.

21	Freddie Mac

Our comprehensive income was $2.9 billion and $4.7 billion for the three and six months ended June 30, 2012, respectively, consisting of: (a) $3.0 billion and $3.6 billion of net income, respectively; and (b) $(128) million and $1.1 billion of other comprehensive income (loss), respectively, primarily related to fair value losses and gains on our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding other comprehensive income (loss).

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

The table below provides information about our various segment mortgage and credit risk portfolios at June 30, 2013 and December 31, 2012. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

22	Freddie Mac

Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	June 30, 2013	December 31, 2012
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$86,901	$91,411
Freddie Mac mortgage-related securities	181,610	184,381
Non-agency mortgage-related securities	70,313	76,457
Non-Freddie Mac agency securities	20,088	23,675

Total Investments — Mortgage investments portfolio	358,912	375,924

Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	45,519	53,333
Single-family Freddie Mac mortgage-related securities held by us	181,610	184,381
Single-family Freddie Mac mortgage-related securities held by third parties	1,346,957	1,335,393
Single-family other guarantee commitments(5)	16,675	13,798

Total Single-family Guarantee — Managed loan portfolio	1,590,761	1,586,905

Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	3,029	2,382
Multifamily Freddie Mac mortgage related securities held by third parties	50,930	39,884
Multifamily other guarantee commitments(5)	9,464	9,657

Total Multifamily — Guarantee portfolio	63,423	51,923

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	47,479	51,718
Multifamily unsecuritized loan portfolio	69,309	76,569

Total Multifamily — Mortgage investments portfolio	116,788	128,287

Total Multifamily portfolio	180,211	180,210

Less: Freddie Mac single-family and certain multifamily securities(6)	(184,639)	(186,763)

Total mortgage portfolio	$1,945,245	$1,956,276

Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,627,224	$1,621,774
Non-consolidated Freddie Mac mortgage-related securities	7,391	8,897
Other guarantee commitments(5)	16,675	13,798
Less: HFA initiative-related guarantees(8)	(4,596)	(6,270)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(583)	(654)

Total single-family credit guarantee portfolio	$1,646,111	$1,637,545

Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(9)	$69,755	$77,017
Non-consolidated Freddie Mac mortgage-related securities	53,513	41,819
Other guarantee commitments(5)	9,464	9,657
Less: HFA initiative-related guarantees(8)	(940)	(1,112)

Total multifamily mortgage portfolio	$131,792	$127,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment. The Single-family Guarantee segment earns management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.
(3)	The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security. The differences in the loan and security balances result from the timing of remittances to security holders, which are typically 45 or 75 days after the mortgage payment cycle of fixed-rate and ARM PCs, respectively.
(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
(6)	Freddie Mac single-family mortgage-related securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and Freddie Mac multifamily mortgage-related securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.
(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.
(8)	We exclude HFA initiative-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
(9)	Includes both unsecuritized multifamily mortgage loans and multifamily mortgage loans in consolidated trusts.

23	Freddie Mac

Segment Earnings — Results

Investments

The table below presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$839	$1,528	$1,869	$3,252
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	49	(14)	57	(510)
Derivative gains (losses)	2,380	236	3,767	436
Gains (losses) on trading securities	(732)	(413)	(1,124)	(811)
Gains (losses) on sale of mortgage loans	5	6	(11)	(8)
Gains (losses) on mortgage loans recorded at fair value	(449)	257	(606)	219
Other non-interest income (loss)	958	704	1,717	1,256

Total non-interest income (loss)	2,211	776	3,800	582

Non-interest expense:
Administrative expenses	(132)	(108)	(244)	(200)
Other non-interest expense	(1)	—	(1)	—

Total non-interest expense	(133)	(108)	(245)	(200)

Segment adjustments(2)	296	164	585	319

Segment Earnings before income tax benefit	3,213	2,360	6,009	3,953
Income tax benefit	41	108	83	143

Segment Earnings, net of taxes	3,254	2,468	6,092	4,096
Total other comprehensive income (loss), net of taxes	(367)	27	1,589	362

Comprehensive income	$2,887	$2,495	$7,681	$4,458

Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$276,553	$308,287	$281,274	$319,439
Non-mortgage-related investments(6)	94,781	94,806	90,560	100,173
Single-family unsecuritized loans(7)	90,057	98,158	90,723	103,732

Total average balances of interest-earning assets	$461,391	$501,251	$462,557	$523,344

Return:
Net interest yield — Segment Earnings basis (annualized)	0.73%	1.22%	0.81%	1.24%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.
(3)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(4)	We calculate average balances based on amortized cost.
(5)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.
(6)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
(7)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

Segment Earnings for our Investments segment increased by $786 million and $2.0 billion to $3.3 billion and $6.1 billion in the three and six months ended June 30, 2013, respectively, compared to $2.5 billion and $4.1 billion in the three and six months ended June 30, 2012, respectively, primarily due to an increase in derivative gains.

Comprehensive income for our Investments segment increased by $392 million and $3.2 billion to $2.9 billion and $7.7 billion in the three and six months ended June 30, 2013, respectively, compared to $2.5 billion and $4.5 billion in the three and six months ended June 30, 2012, respectively, primarily due to higher Segment Earnings.

During the three and six months ended June 30, 2013, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 2% and 9%, respectively. We held $201.7 billion and $208.1 billion of agency securities, $70.3 billion and $76.5 billion of non-agency mortgage-related securities, and $86.9 billion and $91.4 billion of single-family unsecuritized mortgage loans at June 30, 2013 and December 31, 2012, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser

24	Freddie Mac

extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, as well as sales during the three months ended June 30, 2013. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.

Segment Earnings net interest income decreased by $689 million and $1.4 billion and Segment Earnings net interest yield decreased by 49 basis points and 43 basis points during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The primary drivers of the decreases were the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs primarily due to the replacement of debt at lower rates.

Segment Earnings non-interest income was $2.2 billion and $3.8 billion in the three and six months ended June 30, 2013, respectively, compared to $776 million and $582 million in the three and six months ended June 30, 2012, respectively. These improvements were primarily due to increases in derivative gains, improvements in net impairments of available-for-sale securities recognized in earnings and increases in other non-interest income, partially offset by increases in losses on mortgage loans recorded at fair value and increased losses on trading securities.

We recorded derivative gains for this segment of $2.4 billion and $3.8 billion during the three and six months ended June 30, 2013, respectively, compared to $236 million and $436 million during the three and six months ended June 30, 2012, respectively. The increased derivative gains were primarily due to an increase in longer-term interest rates. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.

Net impairments in our Investments segment were benefits of $49 million and $57 million during the three and six months ended June 30, 2013, respectively, compared to expenses of $14 million and $510 million during the three and six months ended June 30, 2012, respectively. The improvement in impairments was primarily due to improvements in forecasted home prices over the expected life of the available-for-sale securities during the three and six months ended June 30, 2013. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information on our impairments.

We recorded gains (losses) on trading securities of $(732) million and $(1.1) billion during the three and six months ended June 30, 2013, respectively, compared to $(413) million and $(811) million during the three and six months ended June 30, 2012, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity. Higher losses during the three and six months ended June 30, 2013 were largely the result of an increase in interest rates compared to a decline in interest rates during the three and six months ended June 30, 2012.

We recorded gains (losses) on mortgage loans recorded at fair value of $(449) million and $(606) million during the three and six months ended June 30, 2013, respectively, compared to $257 million and $219 million during the three and six months ended June 30, 2012, respectively. The losses on mortgage loans recorded at fair value during the three and six months ended June 30, 2013 were primarily due to an increase in interest rates while the gains on mortgage loans recorded at fair value during the three and six months ended June 30, 2012 were due to a decline in interest rates.

We recorded other non-interest income (loss) for this segment of $958 million and $1.7 billion during the three and six months ended June 30, 2013, respectively, compared to $704 million and $1.3 billion during the three and six months ended June 30, 2012, respectively. The increase in other non-interest income during the three months ended June 30, 2013 primarily resulted from gains related to sales of available-for-sale securities and a gain realized due to a settlement agreement related to lawsuits regarding certain non-agency mortgage-related securities we hold. The improvement in other non-interest income during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to an increase in amortization income related to premiums on debt securities of consolidated trusts held by third parties, gains related to sales of available-for-sale securities, and gains realized due to two settlement agreements related to lawsuits regarding certain non-agency mortgage-related securities we hold. For additional information on our settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”

Amortization income increased during the six months ended June 30, 2013 due to additional premiums on new debt securities issued by consolidated trusts. Basis adjustments (premiums or discounts) related to these debt securities of

25	Freddie Mac

consolidated trusts held by third parties are generated through the securitization and sale of retained mortgage loans or sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio.

Our Investments segment’s other comprehensive income (loss) was $(367) million and $1.6 billion during the three and six months ended June 30, 2013, respectively, compared to $27 million and $362 million during the three and six months ended June 30, 2012, respectively. The shift to other comprehensive loss during the three months ended June 30, 2013 compared to other comprehensive income during the three months ended June 30, 2012 was primarily due to increased losses on our agency and Multifamily segment investment securities due to an increase in interest rates during the three months ended June 30, 2013 compared to a decrease in interest rates during the three months ended June 30, 2012. The increase in other comprehensive income during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to higher fair value gains on our non-agency mortgage-related securities due to spread tightening. Changes in fair value of the Multifamily segment investment securities, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.

For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2012 Annual Report.

Single-Family Guarantee

The table below presents the Segment Earnings of our Single-family Guarantee segment.

26	Freddie Mac

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$3	$(1)	$97	$(33)
Benefit (provision) for credit losses	345	(462)	589	(2,646)
Non-interest income:
Management and guarantee income	1,298	1,026	2,541	2,037
Other non-interest income	208	171	449	352

Total non-interest income	1,506	1,197	2,990	2,389

Non-interest expense:
Administrative expenses	(252)	(232)	(493)	(425)
REO operations income (expense)	109	34	101	(138)
Other non-interest expense	(156)	(82)	(310)	(155)

Total non-interest expense	(299)	(280)	(702)	(718)

Segment adjustments(2)	(214)	(192)	(442)	(388)

Segment Earnings (loss) before income tax expense	1,341	262	2,532	(1,396)
Income tax expense	—	(21)	(5)	(38)

Segment Earnings (loss), net of taxes	1,341	241	2,527	(1,434)
Total other comprehensive income (loss), net of taxes	1	1	12	(22)

Total comprehensive income (loss)	$1,342	$242	$2,539	$(1,456)

Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,642	$1,706	$1,639	$1,723
Issuance — Single-family credit guarantees(3)	$133	$100	$269	$210
Fixed-rate products — Percentage of purchases(4)	96%	95%	97%	95%
Liquidation rate — Single-family credit guarantees (annualized)(5)	32%	32%	34%	31%
Average Management and Guarantee Rate (in bps, annualized):(6)
Segment Earnings management and guarantee income(7)	31.6	24.1	31.0	23.6
Guarantee fee charged on new acquisitions(8)	50.7	39.8	49.9	32.7
Credit:
Serious delinquency rate, at end of period	2.79%	3.45%	2.79%	3.45%
REO inventory, at end of period (number of properties)	44,623	53,271	44,623	53,271
Single-family credit losses, in bps (annualized)(9)	42.4	66.7	46.1	72.7
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(10)	$9,868	$10,026	$9,868	$10,026
30-year fixed mortgage rate(11)	4.5%	3.7%	4.5%	3.7%

(1)	For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.
(3)	Based on UPB.
(4)	Excludes Other Guarantee Transactions.
(5)	Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans out of PC pools.
(6)	Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. The 2013 periods also include an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012.
(7)	Consists of the contractual management and guarantee fee rate as well as amortization of delivery and other upfront fees for the entire single-family credit guarantee portfolio. Also includes the effect of pricing adjustments that are based on the relative performance of our PCs compared to comparable Fannie Mae securities.
(8)	Represents the estimated rate of management and guarantee fees for new acquisitions during the period assuming amortization of delivery fees using the estimated life of the related loans rather than the original contractual maturity date of the related loans. Also includes the effect of pricing adjustments that are based on the relative performance of our PCs compared to comparable Fannie Mae securities.
(9)	Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees.
(10)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated June 6, 2013. The outstanding amount for June 30, 2013 reflects the balance as of March 31, 2013.
(11)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $1.3 billion and $2.5 billion for the three and six months ended June 30, 2013, respectively, compared to $0.2 billion and $(1.4) billion for the three and six months ended June 30, 2012, respectively. The improvement was primarily due to a shift from provision for credit losses of $0.5 billion and $2.6 billion in the second quarter and first half of 2012, respectively, to a benefit for credit losses of $0.3 billion and $0.6 billion in the second quarter and first half of 2013, respectively. Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the benefit (provision) for credit losses.

27	Freddie Mac

The table below provides summary information about the composition of Segment Earnings (loss) for this segment for the six months ended June 30, 2013 and 2012.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	Six Months Ended June 30, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$215	33.5	$(19)	(2.8)	$196
2012	642	33.2	(138)	(6.6)	504
2011	393	37.6	(39)	(3.8)	354
2010	369	36.4	(21)	(2.0)	348
2009	290	33.4	16	1.9	306
2008	141	33.1	36	11.2	177
2007	135	22.9	357	70.8	492
2006	73	19.3	178	47.0	251
2005	84	19.7	120	27.9	204
2004 and prior	199	22.9	200	21.3	399

Total	$2,541	31.0	$690	8.3	$3,231

Administrative expenses					(493)
Net interest income (expense)					97
Other non-interest income (expenses), net					(308)

Segment Earnings (loss), net of taxes					$2,527

	Six Months Ended June 30, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$87	18.2	$(23)	(4.3)	$64
2011	367	25.8	(106)	(7.5)	261
2010	385	26.6	(178)	(11.9)	207
2009	380	27.6	(160)	(11.6)	220
2008	174	26.4	(161)	(30.7)	13
2007	164	19.5	(883)	(117.7)	(719)
2006	104	19.3	(525)	(93.9)	(421)
2005	120	19.6	(584)	(91.8)	(464)
2004 and prior	256	20.6	(164)	(12.0)	92

Total	$2,037	23.6	$(2,784)	(32.2)	$(747)

Administrative expenses					(425)
Net interest income (expense)					(33)
Other non-interest income (expenses), net					(229)

Segment Earnings (loss), net of taxes					$(1,434)

(1)	Includes amortization of delivery and other upfront fees based on the original contractual maturity date of the related loans of $1,298 million and $785 million for the six months ended June 30, 2013 and 2012, respectively. Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. Results for 2013 also include an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012. Beginning in the fourth quarter of 2012, includes amortization of buy-down fees.
(2)	Consists of the aggregate of the Segment Earnings benefit (provision) for credit losses and Segment Earnings REO operations income (expense). Historical rates of average credit-related benefit (expenses) may not be representative of future results.
(3)	Calculated as the annualized amount of Segment Earnings management and guarantee income or credit-related benefit (expenses), respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees.
(4)	Calculated as Segment Earnings management and guarantee income less credit-related benefit (expenses).
(5)	Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit-related benefit (expenses) are presented based on year of loan origination.

As of June 30, 2013, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. Nevertheless, various factors, such as continued high unemployment rates, future declines in home prices, or negative impacts of HARP loans (which may not perform as well as other refinance mortgages, due in part to the high LTV ratios of the loans), could require us to incur expenses on these loans beyond our current expectations.

28	Freddie Mac

For the first half of 2013, improvements in credit-related expenses for loans originated in 2005 through 2008 resulted from lower estimates of incurred losses due to improvements in home prices. However, our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit-related and administrative expenses associated with such loans, on a cumulative basis, primarily due to the high rate of defaults on the loans originated in those years coupled with the high volume of refinancing of these loans that has occurred since 2008. High levels of refinancing and delinquency since 2008 have significantly reduced the balance of performing loans originated in 2005 through 2008 that remains in our portfolio and consequently reduced management and guarantee income associated with loans from those years (we do not recognize Segment Earnings management and guarantee income on non-accrual mortgage loans). However, in periods of increasing home prices and improving delinquency rates, such as the first half of 2013, our guarantees of loans originated in 2005 through 2008 may result in management and guarantee income that exceeds related expenses.

Based on our historical experience, the performance of the loans in an individual origination year can vary over time. The aggregate UPB of loans and the corresponding management and guarantee fee income from an origination year will decline over time due to repayments, refinancing, and other liquidation events. In addition, credit-related expenses related to the remaining loans in the origination year may be volatile due to, among other factors, changes in home prices and generally will increase over time, as some borrowers experience financial difficulties and default on their loans. As a result, there will likely be periods when an origination year is not profitable, though it may remain profitable on a cumulative basis. We currently believe our management and guarantee fee rates for guarantee issuances after 2008 (excluding the amounts associated with the Temporary Payroll Tax Cut Continuation Act of 2011), when coupled with the higher credit quality of the mortgages within these new guarantee issuances will provide management and guarantee fee income, over the long term, that exceeds our expected credit-related and administrative expenses associated with the underlying loans.

Segment Earnings management and guarantee income increased in the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, primarily due to an increase in amortization of upfront fees, including delivery and buy-down fees. The higher amortization of upfront fees was due to: (a) the amortization of buy-down fees, which we began recording in the Single-family Guarantee segment during the fourth quarter of 2012; (b) a higher volume of delivery fees; and (c) increased loan liquidations during the first half of 2013. We amortize upfront fees through the original contractual maturity date of the loan rather than the loan’s estimated life. As a result, the amount of Segment Earnings management and guarantee income we recognize related to upfront fees is lower in the initial years of a loan and increases over time as a result of scheduled monthly loan payments and periods of high refinance activity.

At the direction of FHFA, we implemented two across-the-board increases in guarantee fees in 2012. As a result, the average management and guarantee fee rate we charged for loans originated in 2013 was 50.7 basis points (including the 10 bps that we are required to remit to Treasury) for the three months ended June 30, 2013, which is generally higher than the fee we charged for loans we purchased in previous years. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees as well as a base monthly fee. The average guarantee fee charged on new acquisitions represents our expected guarantee fee rate over the estimated life of the related loans using certain assumptions for prepayments and other liquidations.

Our Segment Earnings management and guarantee fee income is also influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could negatively impact our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” in our 2012 Annual Report for additional information.

The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion at both June 30, 2013 and December 31, 2012. The annualized liquidation rate on our securitized single-family credit guarantees was approximately 32% and 34% for the three and six months ended June 30, 2013, respectively. Although the annualized liquidation rate remained high during the first half of 2013, it declined in the second quarter of 2013 compared to the first quarter of 2013 primarily due to an increase in interest rates and lower refinancing activity. Issuances of our guarantees were $269.1 billion and $210.4 billion in the first half of 2013 and 2012, respectively. Our issuance activity remained high in the first half of 2013. However, we expect our issuance volumes to decline, potentially significantly, during the remainder of 2013 compared to the first half of 2013.

29	Freddie Mac

Refinance volumes represented 77% and 81% of our single-family mortgage purchase volume during the three and six months ended June 30, 2013, respectively, compared to 81% and 84% during the three and six months ended June 30, 2012, respectively, based on UPB. We believe that refinance volumes will continue to decline from current levels if interest rates continue to increase. For more information on the potential impact of increasing interest rates on our single-family business, see “RISK FACTORS — Competitive and Market Risks — Our refinance volumes could decline if interest rates rise, which could cause our overall new mortgage-related security issuance volumes to decline” in our 2012 Annual Report.

Relief refinance mortgages comprised approximately 31% and 35% of our total refinance volume during the first half of 2013 and 2012, respectively. Approximately 16% and 21% of our single-family purchase volume in the first half of 2013 and 2012, respectively, were HARP loans. Over time, HARP loans may not perform as well as other refinance mortgages because of the continued high LTV ratios and reduced underwriting standards of these loans. Based on our historical experience, there is an increased probability of borrower defaults as LTV ratios increase. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. For more information about HARP loans and our relief refinance mortgage initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP loans and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. HARP loans represented 12% of the UPB of our single-family credit guarantee portfolio as of June 30, 2013. Relief refinance loans represented 20% of our single-family credit guarantee portfolio as of June 30, 2013. Mortgages originated after 2008, including HARP and other relief refinance loans, represented 70% of the UPB of our single-family credit guarantee portfolio as of June 30, 2013, and the portion of that portfolio represented by such loans continues to increase.

Benefit (provision) for credit losses for the Single-family Guarantee segment was $0.3 billion and $0.6 billion for the three and six months ended June 30, 2013, respectively, compared to $(0.5) billion and $(2.6) billion for the three and six months ended June 30, 2012, respectively. The shift from a provision for credit losses in the second quarter and first half of 2012 to a benefit for credit losses in the second quarter and first half of 2013 primarily reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. Our Segment Earnings provision for credit losses in the three and six months ended June 30, 2012 reflected improvements in the number of newly impaired loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008) and lower estimates of incurred losses due to the positive impact of an increase in national home prices compared to the preceding periods.

The serious delinquency rate on our single-family credit guarantee portfolio was 2.79% and 3.25% as of June 30, 2013 and December 31, 2012, respectively, and remains high compared to the rates we experienced in years prior to 2009. Charge-offs, net of recoveries, associated with single-family loans were $3.9 billion and $6.2 billion in the first half of 2013 and 2012, respectively. Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 46.1 basis points and 72.7 basis points for the first half of 2013 and 2012, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, and our non-performing assets.

REO operations income (expense) for the Single-family Guarantee segment was $109 million and $34 million in the second quarters of 2013 and 2012, respectively, and was $101 million and $(138) million in the first half of 2013 and 2012, respectively. The improvements in the 2013 periods, compared to the respective periods in 2012, were primarily due to: (a) a decline in property expenses associated with a lower number of properties in the 2013 periods; and (b) greater improvement in home prices during the 2013 periods in certain geographical areas with significant REO activity, which resulted in increased gains on disposition of properties.

Our REO inventory (measured in number of properties) declined 9% from December 31, 2012 to June 30, 2013 primarily due to lower foreclosure activity as well as a significant number of borrowers completing short sales rather than foreclosures. Although there was an improvement in REO disposition severity during the first half of 2013, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK

30	Freddie Mac

MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Other non-interest expense for the Single-family Guarantee segment was $156 million in the second quarter of 2013, compared to $82 million in the second quarter of 2012 and was $310 million in the first half of 2013, compared to $155 million in the first half of 2012. The increase in the 2013 periods was primarily due to expenses related to the legislated 10 basis point increase to guarantee fees, which we implemented in April 2012. The amount was not significant during the first half of 2012. As of June 30, 2013, the cumulative total of amounts paid and due to Treasury related to this increase was $324 million, including $216 million for the first half of 2013. The increases in expense associated with the legislated increase in guarantee fees was partially offset by declines in HAMP incentive fees in the 2013 periods compared to the respective periods in 2012.

Multifamily

The table below presents the Segment Earnings of our Multifamily segment.

31	Freddie Mac

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$320	$330	$623	$648
Benefit for credit losses	105	22	139	41
Non-interest income:
Management and guarantee income	49	36	95	69
Net impairment of available-for-sale securities recognized in earnings	—	(19)	(11)	(35)
Gains on sale of mortgage loans	176	38	243	92
Gains (losses) on mortgage loans recorded at fair value	(295)	(56)	(180)	121
Other non-interest income	104	119	218	228

Total non-interest income	34	118	365	475

Non-interest expense:
Administrative expenses	(60)	(61)	(139)	(113)
REO operations income (expense)	1	(4)	3	(3)
Other non-interest expense	(7)	(83)	(12)	(98)

Total non-interest expense	(66)	(148)	(148)	(214)

Segment Earnings before income tax expense	393	322	979	950
Income tax expense	—	(4)	(1)	(8)

Segment Earnings, net of taxes	393	318	978	942
Total other comprehensive income (loss), net of taxes	(265)	(156)	158	744

Total comprehensive income	$128	$162	$1,136	$1,686

Key metrics:
Balances and Volume:
Average balance of Multifamily unsecuritized loan portfolio	$73,131	$81,238	$74,634	$82,184
Average balance of Multifamily guarantee portfolio	$60,560	$41,368	$57,573	$39,007
Average balance of Multifamily investment securities portfolio	$48,424	$55,761	$49,532	$56,895
Multifamily new loan purchase and other guarantee commitment volume(2)	$7,490	$6,661	$13,534	$12,412
Multifamily units financed from new volume activity(2)	98,330	107,049	185,000	193,394
Multifamily K Certificate issuance — guaranteed portion	$7,391	$5,309	$12,161	$8,448
Multifamily K Certificate issuance — unguaranteed portion	$1,404	$972	$2,192	$1,554
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	1.04%	0.96%	1.00%	0.93%
Average Management and guarantee fee rate, in bps (annualized):(3)
K Certificate	19.7	18.8	19.5	19.1
All other guarantees	74.6	68.3	74.3	67.6
Total	32.3	36.2	32.8	37.4
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.15%	0.44%	0.15%	0.44%
Non-credit-enhanced loans, at period end	0.04%	0.19%	0.04%	0.19%
Total delinquency rate, at period end(4)	0.09%	0.27%	0.09%	0.27%
Allowance for loan losses and reserve for guarantee losses, at period end	$236	$496	$236	$496
Allowance for loan losses and reserve for guarantee losses, in bps	17.8	40.4	17.8	40.4
Credit losses, in bps (annualized)(5)	1.2	3.8	0.4	1.9
REO inventory, at net carrying value	$54	$94	$54	$94
REO inventory, at period end (number of properties)	5	11	5	11

(1)	For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	Excludes our guarantees issued under the HFA initiative and K Certificate issuances.
(3)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees for each category, divided by the sum of the average UPB of the related category of guarantee. The average UPB of the all other guarantees category includes the average UPB associated with HFA guarantees, excluding certain bonds under the NIBP.
(4)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.
(5)	Calculated as the amount of multifamily credit losses divided by the sum of the average carrying value of our multifamily loans (on-balance sheet) and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative-related guarantees.

Segment Earnings for our Multifamily segment increased to $393 million and $978 million for the three and six months ended June 30, 2013, respectively, compared to $318 million and $942 million for the three and six months ended June 30, 2012, respectively. The increase in the 2013 periods was primarily due to higher gains on sale of mortgage loans and increased benefit for credit losses, partially offset by losses on mortgage loans recorded at fair value.

Comprehensive income for our Multifamily segment was $128 million and $1.1 billion for the three and six months ended June 30, 2013, respectively, consisting of: (a) Segment Earnings of $393 million and $978 million, respectively; and (b) $(265) million and $158 million, respectively, of total other comprehensive income (loss). Total other comprehensive

32	Freddie Mac

income (loss) for our Multifamily segment in the first half of 2013 was impacted by unfavorable changes in the fair value of available-for-sale CMBS during the second quarter of 2013, which partially offset the favorable changes in fair value of these securities during the first quarter of 2013.

Our multifamily new business activity (loan purchases and other guarantee commitment issuances) increased to $13.5 billion for the first half of 2013 compared to $12.4 billion for the first half of 2012 as the multifamily market remained strong in 2013. We issued guarantees on K Certificates of $7.4 billion and $12.2 billion in UPB for the three and six months ended June 30, 2013, respectively, as compared to $5.3 billion and $8.4 billion for the three and six months ended June 30, 2012, respectively. The UPB of the total multifamily portfolio was $180.2 billion as of both June 30, 2013 and December 31, 2012 as new business activity was largely offset by liquidations and securitizations of our multifamily loans. We expect lower new business volume for the remainder of 2013 compared to the first half of 2013, due to increased competition from other market participants and the effect of steps we have taken during the first half of the year (such as increased pricing) towards meeting the 2013 Conservatorship Scorecard goal of reducing our new business volume by at least 10% as compared to 2012 levels. Our new business activity for 2012 was $28.8 billion.

Segment Earnings net interest income declined by 3%, to $320 million, for the three months ended June 30, 2013 from $330 million for the three months ended June 30, 2012, and was $623 million and $648 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in the 2013 periods was primarily due to lower average balances of the loan and investment securities portfolios in the first half of 2013.

Segment Earnings non-interest income was $34 million and $118 million for the three months ended June 30, 2013 and 2012, respectively, and was $365 million and $475 million for the six months ended June 30, 2013 and 2012, respectively. We recognize changes in fair value on multifamily mortgage loans we purchase for securitization as gains (losses) on mortgage loans recorded at fair value while we hold them on our consolidated balance sheets. In the period we sell these loans (primarily through securitization), we recognize a gain or loss on sale of mortgage loans based on proceeds of the sale. Together, these amounts represent the holding period gains or losses associated with the loans. Segment Earnings gains (losses) on mortgage loans recorded at fair value are presented net of changes in fair value due to changes in interest rates. Unfavorable non-interest rate-related market movements resulted in losses on mortgage loans recorded at fair value during the 2013 periods. Gains on sale of mortgage loans were higher in the 2013 periods, compared to the respective periods in 2012, in part due to a higher volume of multifamily securitizations in 2013.

Segment Earnings management and guarantee income increased to $95 million for the first half of 2013 compared to $69 million for the first half of 2012 primarily due to the higher average balance of the multifamily guarantee portfolio in the first half of 2013, which is attributed to significant K Certificate issuances during the last 12 months. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 32.8 basis points in the first half of 2013 from 37.4 basis points in the first half of 2012. The decline primarily reflects the issuances of K Certificates during recent periods, which have lower fees than our other multifamily guarantee activities as a result of our reduced credit risk exposure due to the use of subordination. The amount of subordination employed in our K Certificates is based on our expectations of potential future credit losses associated with these transactions.

Segment Earnings benefit for credit losses increased to $105 million for the three months ended June 30, 2013 from $22 million for the three months ended June 30, 2012 and was $139 million and $41 million for the first half of 2013 and 2012, respectively. The increase in the 2013 periods was primarily driven by an improvement in the expected performance of the underlying loans and increases in the property value of collateral underlying loans that have been classified as individually impaired, as compared to the 2012 periods.

As a result of our underwriting standards and practices, which we believe are prudent, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong, and multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.4 basis points and 1.9 basis points during the first half of 2013 and 2012, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance of our multifamily mortgage portfolio.

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

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at June 30, 2013. These short-term assets related to our consolidated VIEs decreased by $5.9 billion from December 31, 2012 to June 30, 2013, primarily due to a decrease in the level of refinancing activity.

Excluding amounts related to our consolidated VIEs, we held $13.9 billion and $8.5 billion of cash and cash equivalents (including non-interest bearing deposits of $13.4 billion and $7.3 billion at the Federal Reserve Bank), no federal funds sold, and $13.0 billion and $18.3 billion of securities purchased under agreements to resell at June 30, 2013 and December 31, 2012, respectively. Excluding amounts related to our consolidated VIEs, we held on average $24.6 billion and $26.0 billion of cash and cash equivalents and $14.6 billion and $15.1 billion of federal funds sold and securities purchased under agreements to resell during the three and six months ended June 30, 2013, respectively.

For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2012 Annual Report.

Investments in Securities

The table below provides detail regarding our investments in securities as of June 30, 2013 and December 31, 2012. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 11 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

34	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	June 30, 2013	December 31, 2012
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$46,493	$58,515
Fannie Mae	12,613	15,280
Ginnie Mae	185	209
CMBS	45,757	51,307
Subprime	28,004	26,457
Option ARM	6,636	5,717
Alt-A and other	10,055	10,904
Obligations of states and political subdivisions	4,281	5,798
Manufactured housing	681	709

Total available-for-sale mortgage-related securities	154,705	174,896

Total investments in available-for-sale securities	154,705	174,896

Trading:
Mortgage-related securities:
Freddie Mac(1)	8,956	10,354
Fannie Mae	8,860	10,338
Ginnie Mae	113	131
Other	165	156

Total trading mortgage-related securities	18,094	20,979

Non-mortgage-related securities:
Asset-backed securities	2	292
Treasury bills	—	1,160
Treasury notes	24,530	19,061

Total trading non-mortgage-related securities	24,532	20,513

Total investments in trading securities	42,626	41,492

Total investments in securities	$197,331	$216,388

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report.

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $24.5 billion and $20.5 billion as of June 30, 2013 and December 31, 2012, respectively.

Mortgage-Related Securities

Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, the single-family PCs and certain Other Guarantee Transactions we purchase as investments are not accounted for as investments in securities on our consolidated balance sheets because we recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

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

35	Freddie Mac

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2013			December 31, 2012
	Fixed Rate	Variable Rate (1)	Total	Fixed Rate	Variable Rate (1)	Total
	(in millions)
Freddie Mac mortgage-related securities: (2)
Single-family	$41,206	$5,598	$46,804	$50,979	$7,256	$58,235
Multifamily	1,577	1,452	3,029	750	1,632	2,382

Total Freddie Mac mortgage-related securities	42,783	7,050	49,833	51,729	8,888	60,617

Non-Freddie Mac mortgage-related securities:
Agency securities: (3)
Fannie Mae:
Single-family	9,128	10,704	19,832	10,864	12,518	23,382
Multifamily	7	24	31	35	49	84
Ginnie Mae:
Single-family	172	84	256	202	91	293
Multifamily	16	—	16	15	—	15

Total Non-Freddie Mac agency securities	9,323	10,812	20,135	11,116	12,658	23,774

Non-agency mortgage-related securities:
Single-family: (4)
Subprime	294	41,620	41,914	311	44,086	44,397
Option ARM	—	11,190	11,190	—	12,012	12,012
Alt-A and other	1,618	11,512	13,130	1,774	13,036	14,810
CMBS	16,323	27,082	43,405	17,657	30,300	47,957
Obligations of states and political subdivisions (5)	4,244	15	4,259	5,637	19	5,656
Manufactured housing	708	110	818	741	121	862

Total non-agency mortgage-related securities (6)	23,187	91,529	114,716	26,120	99,574	125,694

Total UPB of mortgage-related securities	$75,293	$109,391	184,684	$88,965	$121,120	210,085

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(13,246)			(13,922)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			1,361			(288)

Total carrying value of mortgage-related securities			$172,799			$195,875

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	When we purchase REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report for further information.
(3)	Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see ‘‘Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’
(5)	Consists of housing revenue bonds. Approximately 30% and 36% of these securities held at June 30, 2013 and December 31, 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 20% and 21% of total non-agency mortgage-related securities held at June 30, 2013 and December 31, 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

36	Freddie Mac

Table 18 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2013		December 31, 2012
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$15,279	$16,446	$17,614	$19,125
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	1,808	—	2,023
Principal-only securities(3)	1,635	1,522	2,291	2,169
Inverse floating-rate securities(4)	2,013	2,960	2,804	4,106
Other Structured Securities(5)	51,041	54,484	61,682	67,404

Total agency securities	69,968	77,220	84,391	94,827
Non-agency securities(6)	114,716	95,579	125,694	101,048

Total mortgage-related securities	$184,684	$172,799	$210,085	$195,875

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.
(2)	Represents securities where the holder receives only the interest cash flows.
(3)	Represents securities where the holder receives only the principal cash flows.
(4)	Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when interest rates are low and lower cash flows when interest rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.
(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.
(6)	Includes fair values of $2 million and $3 million of interest-only securities at June 30, 2013 and December 31, 2012, respectively.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $210.1 billion at December 31, 2012 to $184.7 billion at June 30, 2013, while the fair value of these investments decreased from $195.9 billion at December 31, 2012 to $172.8 billion at June 30, 2013. The reduction in UPB resulted from liquidations and select sales, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”

The table below summarizes our mortgage-related securities purchase activity for the three and six months ended June 30, 2013 and 2012. This activity primarily consists of purchases of single-family PCs and multifamily Other Guarantee Transactions. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

37	Freddie Mac

Table 19 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$3	$—	$3	$5
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	716	—	716	—
Variable-rate	—	—	50	50

Total agency securities	716	—	766	50

Non-agency mortgage-related securities:
CMBS:
Fixed-rate	10	10	10	10
Variable-rate	30	25	30	35

Total non-agency mortgage-related securities	40	35	40	45

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	756	35	806	95

Total non-Freddie Mac mortgage-related securities purchased	$759	$35	$809	$100

Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$29,837	$9,001	$49,497	$12,466
Variable-rate	590	3,003	810	3,135
Multifamily:
Fixed-rate	—	39	—	39

Total Freddie Mac mortgage-related securities purchased	$30,427	$12,043	$50,307	$15,640

Mortgage-related securities purchased for Other Guarantee Transactions (2)	$7,391	$5,309	$12,161	$8,433

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.

The purchases of Freddie Mac mortgage-related securities we made during the three and six months ended June 30, 2013, as reflected in the table above, primarily related to transactions in support of the liquidity and price performance of our PCs. In addition, during the periods presented above, we purchased mortgage-related securities backed by Freddie Mac underwritten loans in connection with our subsequent issuances of multifamily K Certificates. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” in our 2012 Annual Report.

Unrealized Losses on Available-For-Sale Mortgage-Related Securities

At June 30, 2013, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $7.0 billion, compared to $12.4 billion at December 31, 2012. The decrease was largely due to fair value gains related to our investments in single-family non-agency mortgage-related securities, primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at June 30, 2013 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

Higher-Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, interest-only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

38	Freddie Mac

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

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics (1)

	As of
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
	(dollars in millions)
UPB:
Subprime first lien (2)	$41,608	$42,998	$44,066	$45,166	$46,306
Option ARM	11,190	11,617	12,012	12,477	12,958
Alt-A (3)	11,118	12,243	12,634	13,055	13,471
Gross unrealized losses, pre-tax: (4)
Subprime first lien (2)	$5,281	$6,085	$9,128	$10,464	$12,810
Option ARM	635	1,226	1,785	2,502	2,997
Alt-A (3)	579	781	1,093	1,488	2,082
Present value of expected future credit losses: (5)
Subprime first lien (2)	$4,047	$6,195	$7,159	$7,129	$6,571
Option ARM	2,094	2,896	3,542	3,442	3,296
Alt-A (3)	1,338	1,450	1,739	1,699	1,956
Collateral delinquency rate: (6)
Subprime first lien (2)	37%	38%	39%	39%	40%
Option ARM	34	36	38	40	42
Alt-A (3)	22	22	23	24	24
Average credit enhancement: (7)
Subprime first lien (2)	12%	14%	15%	17%	19%
Option ARM	1	2	3	4	5
Alt-A (3)	3	4	4	5	5
Cumulative collateral loss: (8)
Subprime first lien (2)	29%	27%	26%	25%	24%
Option ARM	23	22	21	20	19
Alt-A (3)	12	11	10	10	9

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(5)	Represents our estimate of the present value of future contractual cash flows that we do not expect to collect, discounted at the effective interest rate determined based on the security’s contractual cash flows and the initial acquisition costs. This discount rate is only utilized to analyze the cumulative credit deterioration for securities since acquisition and may be lower than the discount rate used to measure ongoing other-than-temporary impairment to be recognized in earnings for securities that have experienced a significant improvement in expected cash flows since the last recognition of other-than-temporary impairment recognized in earnings.
(6)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(7)	Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance.
(8)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements.

39	Freddie Mac

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $7.9 billion at June 30, 2013 from $11.1 billion at March 31, 2013. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) an update to the third party model we use to estimate expected future cash flows from the securities, which included lower collateral severity loss estimates; (b) improvements in forecasted home prices over the expected life of our available-for-sale securities; and (c) realized cash shortfalls. This decrease in the present value of expected credit losses was partially offset by the effect of an increase in interest rates during the three months ended June 30, 2013.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $3.3 billion on impaired non-agency mortgage-related securities, including $278 million and $555 million related to the three and six months ended June 30, 2013, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three and six months ended June 30, 2013, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral, as noted in “Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics.” For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”

The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans.

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans (1)

	Three Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
	(in millions)
Principal repayments and cash shortfalls: (2)
Subprime:
Principal repayments	$1,087	$1,065	$1,106	$1,149	$1,180
Principal cash shortfalls	15	14	7	4	7
Option ARM:
Principal repayments	$239	$217	$239	$269	$300
Principal cash shortfalls	188	178	226	211	234
Alt-A and other:
Principal repayments	$418	$385	$423	$393	$405
Principal cash shortfalls	74	84	81	101	106

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We and FHFA, as Conservator, are involved in efforts to mitigate our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Agency and Non-Agency Mortgage-Related Security Issuers” for more information.

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings, consisting entirely of non-agency mortgage-related securities.

40	Freddie Mac

Table 22 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
	(in millions)
Subprime:(1)
2006 & 2007	$12	$27	$591	$159	$51
Other years	1	6	24	1	7

Total subprime	13	33	615	160	58

Option ARM:
2006 & 2007	4	—	306	62	18
Other years	1	—	122	—	—

Total option ARM	5	—	428	62	18

Alt-A:
2006 & 2007	1	—	37	—	—
Other years	24	—	100	—	1

Total Alt-A	25	—	137	—	1

Other loans	—	—	—	—	1

Total subprime, option ARM, Alt-A and other loans	43	33	1,180	222	78
CMBS	—	10	58	45	19
Manufactured housing	1	—	1	—	1

Total available-for-sale mortgage-related securities	$44	$43	$1,239	$267	$98

(1)	Includes all first and second liens.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $44 million and $87 million during the three and six months ended June 30, 2013, respectively, compared to $98 million and $662 million during the three and six months ended June 30, 2012, respectively. During the three months ended June 30, 2013, we recognized unrealized fair value losses of $16 million related to certain investments as a net impairment of available-for-sale securities recognized in earnings because we have the intent to sell these securities prior to the recovery of the unrealized losses. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2012 Annual Report.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at June 30, 2013. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities that are in an unrealized loss position (other than those investments noted above) and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2013 and have recorded these unrealized losses in AOCI.

The credit performance of loans underlying our holdings of non-agency mortgage-related securities declined since 2007 and, although stabilizing in recent periods, remains weak. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors that have negatively affected the performance of our investments in non-agency mortgage-related securities since 2007 include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida. Loans in these states are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.

We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. While this uncertainty contributed to impairments recognized in earnings in past periods, it did not contribute to impairments in the three and six months ended June 30, 2013. See “RISK MANAGEMENT — Credit Risk — Institutional

41	Freddie Mac

Credit Risk — Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Given the uncertainty of the housing and economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls. For more information on the factors that may affect our impairment assessments, see “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Higher Risk Components of Our Investments in Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities” in our 2012 Annual Report.

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

Ratings of Non-Agency Mortgage-Related Securities

The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at June 30, 2013 based on their ratings as of June 30, 2013, as well as those held at December 31, 2012 based on their ratings as of December 31, 2012 using the lowest rating available for each security.

42	Freddie Mac

Table 23 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of June 30, 2013	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime loans:
AAA-rated	$124	—%	$124	$(5)	$2
Other investment grade	1,579	4	1,528	(60)	367
Below investment grade(2)	40,211	96	31,406	(5,217)	1,389

Total	$41,914	100%	$33,058	$(5,282)	$1,758

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	23	—	22	(1)	22
Below investment grade(2)	11,167	100	7,025	(634)	10

Total	$11,190	100%	$7,047	$(635)	$32

Alt-A and other loans:
AAA-rated	$35	—%	$35	$—	$6
Other investment grade	1,103	9	1,099	(92)	236
Below investment grade(2)	11,992	91	9,251	(545)	1,733

Total	$13,130	100%	$10,385	$(637)	$1,975

CMBS:
AAA-rated	$21,528	50%	$21,552	$—	$41
Other investment grade	19,442	45	19,390	(120)	1,694
Below investment grade(2)	2,435	5	2,427	(165)	1,562

Total	$43,405	100%	$43,369	$(285)	$3,297

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$21,687	20%	$21,711	$(5)	$49
Other investment grade	22,147	20	22,039	(273)	2,319
Below investment grade(2)	65,805	60	50,109	(6,561)	4,694

Total	$109,639	100%	$93,859	$(6,839)	$7,062

Total investments in mortgage-related securities	$184,684
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	59%

Credit Ratings as of December 31, 2012
Subprime loans:
AAA-rated	$268	1%	$268	$(21)	$18
Other investment grade	1,989	4	1,945	(110)	366
Below investment grade(2)	42,140	95	33,290	(8,998)	1,474

Total	$44,397	100%	$35,503	$(9,129)	$1,858

Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	32	—	32	(2)	32
Below investment grade(2)	11,980	100	7,422	(1,783)	12

Total	$12,012	100%	$7,454	$(1,785)	$44

Alt-A and other loans:
AAA-rated	$48	—%	$48	$(2)	$6
Other investment grade	1,570	11	1,581	(133)	261
Below investment grade(2)	13,192	89	10,234	(1,066)	1,862

Total	$14,810	100%	$11,863	$(1,201)	$2,129

CMBS:
AAA-rated	$24,401	51%	$24,431	$(4)	$41
Other investment grade	20,860	43	20,813	(87)	1,698
Below investment grade(2)	2,696	6	2,490	(90)	1,568

Total	$47,957	100%	$47,734	$(181)	$3,307

Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,717	21%	$24,747	$(27)	$65
Other investment grade	24,451	20	24,371	(332)	2,357
Below investment grade(2)	70,008	59	53,436	(11,937)	4,916

Total	$119,176	100%	$102,554	$(12,296)	$7,338

Total investments in mortgage-related securities	$210,085
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.
(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.

43	Freddie Mac

Mortgage Loans

The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both June 30, 2013 and December 31, 2012. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.

The UPB of unsecuritized single-family mortgage loans declined by $12.3 billion to $132.4 billion at June 30, 2013 from $144.7 billion at December 31, 2012, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitizations of loans through our PC cash auction process. This decline was partially offset by our purchases of single-family loans for securitization.

Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $50.1 billion, or 3.0%, of these loans were seriously delinquent as of June 30, 2013, compared to $59.8 billion, or 3.6%, as of December 31, 2012. For more information on seriously delinquent single-family loans, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Credit Performance — Delinquencies.” The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.

The UPB of unsecuritized multifamily mortgage loans was $69.3 billion at June 30, 2013 and $76.6 billion at December 31, 2012. This decline is primarily the result of our sales of loans and principal repayments, which were partially offset by our purchases of loans for securitization.

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $26.4 billion and $30.9 billion at June 30, 2013 and December 31, 2012, respectively, including $26.2 billion and $30.5 billion, respectively, related to single-family loans. At June 30, 2013 and December 31, 2012, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.5% and 1.7%, respectively, and as a percentage of the UPB associated with our non-performing loans were 21.0% and 23.5%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.

The table below summarizes the amount of mortgages we purchased and the amount of guarantees we issued in the applicable periods. The activity presented in the table consists of: (a) mortgage loans in consolidated single-family PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

44	Freddie Mac

Table 24 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$84,537	62%	$55,827	59%	$173,111	63%	$117,674	57%
20-year amortizing fixed-rate	6,927	5	6,260	7	13,856	5	14,670	7
15-year amortizing fixed-rate	33,463	24	22,162	23	65,589	24	51,736	25
Adjustable-rate(2)	4,855	4	4,312	4	9,034	3	9,464	5
FHA/VA and other governmental	76	<1	89	<1	152	<1	179	<1

Total single-family(3)	129,858	95	88,650	93	261,742	95	193,723	94

Multifamily	7,490	5	6,661	7	13,534	5	12,412	6

Total mortgage loan purchases and other guarantee commitment issuances(4)	$137,348	100%	$95,311	100%	$275,276	100%	$206,135	100%

Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements(5)	15%		11%		14%		10%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages out of PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.
(3)	Includes $18.2 billion and $14.4 billion of conforming jumbo loan purchases and $0.5 billion and $0.6 billion of conforming jumbo loans underlying other guarantee commitments for the six months ended June 30, 2013 and 2012, respectively.
(4)	Includes issuances of other guarantee commitments on single-family loans of $5.1 billion and $4.1 billion and issuances of other guarantee commitments on multifamily loans of $0.3 billion and $1.6 billion during the six months ended June 30, 2013 and 2012, respectively.
(5)	See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about certain mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity. See “NOTE 9: DERIVATIVES” for additional information regarding our derivatives and “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for more information about collateral held and posted.

The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of June 30, 2013. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if the derivatives of that type were terminated.

45	Freddie Mac

Table 25 — Derivative Fair Values and Maturities

	June 30, 2013
	Notional or Contractual Amount(2)		Fair Value(1)
		Total Fair Value	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$273,974	$4,426	$192	$719	$968	$2,547
Weighted average fixed rate(3)			0.93%	1.08%	1.52%	2.80%
Forward-starting swaps(4)	13,290	98	—	—	5	93
Weighted average fixed rate(3)			—%	—%	1.80%	3.64%

Total receive-fixed	287,264	4,524	192	719	973	2,640

Basis (floating to floating)	300	3	—	—	3	—
Pay-fixed:
Swaps	277,299	(13,641)	(186)	(3,593)	(3,389)	(6,473)
Weighted average fixed rate(3)			2.12%	2.83%	3.18%	3.25%
Forward-starting swaps(4)	5,950	(431)	—	—	—	(431)
Weighted average fixed rate(3)			—%	—%	—%	3.74%

Total pay-fixed	283,249	(14,072)	(186)	(3,593)	(3,389)	(6,904)

Total interest-rate swaps	570,813	(9,545)	6	(2,874)	(2,413)	(4,264)

Option-based:
Call swaptions
Purchased	38,288	3,726	1,715	994	591	426
Written	6,195	(366)	(269)	(97)	—	—
Put swaptions
Purchased	26,050	386	2	44	50	290
Other option-based derivatives(5)	28,339	1,142	1	—	—	1,141

Total option-based	98,872	4,888	1,449	941	641	1,857

Futures	25,219	16	16	—	—	—
Foreign-currency swaps	498	10	10	—	—	—
Commitments	38,271	(85)	(85)	—	—	—
Swap guarantee derivatives	3,594	(33)	(1)	(1)	(2)	(29)

Subtotal	737,267	(4,749)	$1,395	$(1,934)	$(1,774)	$(2,436)

Credit derivatives	6,032	(4)

Subtotal	743,299	(4,753)
Derivative interest receivable (payable), net		(968)
Trade/settle receivable (payable), net		(8)
Derivative cash collateral (held) posted, net(6)		6,033

Total	$743,299	$304

(1)	Fair value is categorized based on the period from June 30, 2013 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to twelve years as of June 30, 2013.
(5)	Primarily includes purchased interest-rate caps and floors.
(6)	Excludes $460 million of non-cash collateral held. See endnote (5) to “Table 52 — Derivative Counterparty Credit Exposure” for information about non-cash collateral held or posted. Also excludes amounts related to exchange-traded derivatives and cleared derivatives.

At June 30, 2013, the net fair value of our total derivative portfolio was $304 million, as compared to $479 million at December 31, 2012. The decrease in the net fair value of derivatives resulted from the effects of an increase in longer-term interest rates. The derivative portfolio notional amount was relatively unchanged at $743 billion at June 30, 2013 compared to $746 billion at December 31, 2012. However, during the six months ended June 30, 2013, we did change the mix of our derivative portfolio in response to an increase in longer-term interest rates. See “NOTE 9: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at June 30, 2013 and December 31, 2012, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.

The table below summarizes the changes in derivative fair values.

46	Freddie Mac

Table 26 — Changes in Derivative Fair Values

	Six Months Ended June 30,
	2013(1)	2012(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(6,896)	$(8,662)
Net change in:
Commitments	(58)	91
Credit derivatives	—	1
Swap guarantee derivatives	2	1
Other derivatives:(3)
Changes in fair value	3,692	(75)
Fair value of new contracts entered into during the period(4)	55	—
Contracts realized or otherwise settled during the period	(1,548)	326

Ending balance, at June 30 — Net asset (liability)	$(4,753)	$(8,318)

(1)	Refer to ‘‘Table 25 — Derivative Fair Values and Maturities’’ for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of June 30, 2013.
(2)	At June 30, 2012, fair value in this table excludes derivative interest receivable or (payable), net of $(900) million, trade/settle receivable or (payable), net of $0 million, and derivative cash collateral posted, net of $9.1 billion.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.
(4)	Consists primarily of cash premiums paid or received on options.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

REO, Net

We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower default (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $4.1 billion at June 30, 2013, from $4.4 billion at December 31, 2012 as dispositions continued to exceed acquisitions. The volume of our single-family REO acquisitions in recent periods has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) a high volume of foreclosure alternatives, which result in fewer loans proceeding to foreclosure, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.

Deferred Tax Assets and Liabilities

We had a net deferred tax liability of $64 million as of June 30, 2013 compared to a net deferred tax asset of $778 million as of December 31, 2012. During the six months ended June 30, 2013, the valuation allowance on our net deferred tax assets decreased by $3.1 billion, to $28.6 billion. As a result of maintaining a valuation allowance on our net deferred tax assets, there remains a net deferred tax liability associated with unrealized gains on our available-for-sale securities as of June 30, 2013.

On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax assets. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate certain objective evidence including: (a) our cumulative income position for the past three years; (b) the trend of our financial and tax results; (c) our significant tax net operating loss and low income housing tax credit carryforwards; and (d) our access to capital under the agreements associated with the conservatorship. Additionally, we evaluate certain subjective evidence including: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated 2012 taxable income (loss), which is expected to be breakeven; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgments, estimates and assumptions about inherently uncertain matters, particularly about our future business structure and financial condition.

In evaluating whether we will be able to realize our net deferred tax assets as of June 30, 2013, we determined that the negative evidence supporting maintaining a valuation allowance outweighed the positive evidence supporting a release of the

47	Freddie Mac

valuation allowance. As a result, we have concluded that at June 30, 2013, it is not more likely than not that we will be able to realize our net deferred tax assets, and we continue to record a valuation allowance related to our net deferred tax assets. See “NOTE 12: INCOME TAXES” for additional information.

In recent periods, certain of our negative objective evidence has been improving and additional negative evidence could become positive as early as the third quarter of 2013. As of June 30, 2013, we are in a three-year cumulative book income position. The trend in book income has been improving with significant earnings generated in the five most recent quarters, including the quarter ended June 30, 2013. However, our tax income trends lag book income. Our most recent forecast estimates that we will generate taxable income in 2013. Continued improvements in book and tax earnings trends will impact our decision to release the valuation allowance in a future period.

We also continue to update and analyze a range of forecast scenarios of future tax and book income to determine whether these forecasts support full realization of our deferred tax assets. Forecasts are inherently uncertain and rely on significant assumptions and judgments. These assumptions and judgments can change over time. Due to the significant uncertainties related to the conservatorship and ongoing changes to our business as a result of public policy, it is very difficult for us to make projections concerning our financial performance beyond the near term. In addition, under our current base forecast we would need projected income over the next 14 years in order to fully realize our net deferred tax assets.

When we evaluate our ability to realize our net deferred tax assets in future periods, we will consider our ability to sustain our strong financial results, our cumulative income position for the past three years, the likelihood of taxable income in 2013 and in future years, changes in public policy, the changing economic environment, and the continuing uncertainties created by conservatorship.

If the housing market continues to improve, our positive trend in book and taxable income continues, and we retain our positive outlook for book and taxable income, then we may release the valuation allowance in 2013. Any release of the valuation allowance would be recognized in income and we would expect to report a significant tax benefit and a corresponding increase in net worth in that period. The increase in net worth would result in an increased dividend obligation to Treasury.

Other Assets

Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets decreased to $12.8 billion as of June 30, 2013 from $13.8 billion as of December 31, 2012 primarily due to a decrease in servicer receivables resulting from a decrease in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

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

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

48	Freddie Mac

Table 27 — Freddie Mac Mortgage-Related Securities(1)

	June 30, 2013			December 31, 2012
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,035,679	$—	$1,035,679	$1,039,439	$—	$1,039,439
20-year amortizing fixed-rate	80,612	—	80,612	78,122	—	78,122
15-year amortizing fixed-rate	291,040	—	291,040	270,032	—	270,032
Adjustable-rate(2)	67,401	—	67,401	68,470	—	68,470
Interest-only(3)	34,026	—	34,026	41,275	—	41,275
FHA/VA and other governmental	2,986	—	2,986	3,084	—	3,084

Total single-family	1,511,744	—	1,511,744	1,500,422	—	1,500,422

Multifamily	—	4,142	4,142	—	4,224	4,224

Total single-family and multifamily	1,511,744	4,142	1,515,886	1,500,422	4,224	1,504,646

Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	9,432	3,264	12,696	10,455	3,415	13,870
Multifamily	446	48,603	49,049	448	36,732	37,180

Total Non-HFA bonds	9,878	51,867	61,745	10,903	40,147	51,050

HFA Initiative Bonds:(5)
Single-family	—	3,544	3,544	—	4,827	4,827
Multifamily	—	768	768	—	863	863

Total HFA Initiative Bonds	—	4,312	4,312	—	5,690	5,690

Total Other Guarantee Transactions	9,878	56,179	66,057	10,903	45,837	56,740

REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	583	583	—	654	654

Total Freddie Mac Mortgage-Related Securities	$1,521,622	$60,904	$1,582,526	$1,511,325	$50,715	$1,562,040

Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(132,437)			(124,066)

Total UPB of debt securities of consolidated trusts held by third parties	$1,389,185			$1,387,259

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.
(2)	Includes $1.0 billion in UPB of option ARM mortgage loans as of both June 30, 2013 and December 31, 2012. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.9 billion and $6.3 billion in UPB of securities backed by option ARM mortgage loans at June 30, 2013 and December 31, 2012, respectively.
(5)	Consists of bonds we acquired and resecuritized under the NIBP.
(6)	Backed by FHA/VA loans.
(7)	Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 93% at both June 30, 2013 and December 31, 2012. During the six months ended June 30, 2013, the total UPB of debt securities of consolidated trusts held by third parties increased approximately 0.1%, as the volume of our new issuances exceeded the volume of liquidations of these securities. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $49.0 billion as of June 30, 2013 from $37.2 billion as of December 31, 2012, due to multifamily loan securitization activity related to our issuance of K Certificates.

The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

49	Freddie Mac

Table 28 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,391,508	$1,459,365	$1,387,259	$1,452,476
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	86,029	63,985	175,798	128,026
20-year amortizing fixed-rate	6,677	6,692	13,898	15,087
15-year amortizing fixed-rate	32,780	22,928	65,104	53,600
Adjustable-rate	4,998	4,437	9,159	9,585
Debt securities of consolidated trusts retained by us at issuance(2)	(10,738)	(8,536)	(23,337)	(11,441)

Net issuances of debt securities of consolidated trusts	119,746	89,506	240,622	194,857
Reissuances of debt securities of consolidated trusts previously held by us(3)	8,967	11,010	21,481	22,652

Total issuances to third parties of debt securities of consolidated trusts	128,713	100,516	262,103	217,509
Extinguishments, net(4)	(131,036)	(116,658)	(260,177)	(226,762)

Ending balance of debt securities of consolidated trusts held by third parties	$1,389,185	$1,443,223	$1,389,185	$1,443,223

(1)	Based on UPB.
(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.
(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.
(4)	Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of June 30, 2013 and 2012.

Extinguishments, net increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to continued significant refinance activity caused by continued historically low interest rates and the effect of HARP and an increase in the volume of transactions to support the market and pricing of our single-family PCs. Net issuances of debt securities of consolidated trusts increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to the refinance activity noted above. Debt securities of consolidated trusts retained by us at issuance increased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to the market and pricing support activity noted above.

Other Liabilities

Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, other miscellaneous liabilities, and at June 30, 2013, the net deferred tax liability. Other liabilities of $6.2 billion as of June 30, 2013 were relatively unchanged compared to $6.1 billion as of December 31, 2012. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

50	Freddie Mac

Table 29 — Changes in Total Equity (Deficit)

	Three Months Ended					Six Months Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012	6/30/2013
	(in millions)
Beginning balance	$9,971	$8,827	$4,907	$1,086	$(18)	$8,827
Net income	4,988	4,581	4,457	2,928	3,020	9,569
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(717)	2,280	1,261	2,599	(238)	1,563
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	84	90	94	102	107	174
Changes in defined benefit plans	2	20	(84)	1	3	22

Comprehensive income	4,357	6,971	5,728	5,630	2,892	11,328
Capital draw funded by Treasury	—	—	—	—	19	—
Senior preferred stock dividends declared	(6,971)	(5,827)	(1,808)	(1,809)	(1,809)	(12,798)
Other	—	—	—	—	2	—

Total equity (deficit)/Net worth	$7,357	$9,971	$8,827	$4,907	$1,086	$7,357

Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$36,552	$29,581	$23,754	$21,946	$20,137	$36,552

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.
(2)	Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury.

At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2013. We paid cash dividends to Treasury of $12.8 billion during the six months ended June 30, 2013. Based on our Net Worth Amount at June 30, 2013, our dividend obligation to Treasury in September 2013 will be $4.4 billion.

Our available-for-sale securities shifted from a net unrealized loss of $1.4 billion at December 31, 2012 to a net unrealized gain of $119 million at June 30, 2013. This $1.6 billion improvement in AOCI was primarily due to fair value gains related to: (a) the impact of spread tightening on our non-agency mortgage-related securities; and (b) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity.

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

51	Freddie Mac

the features of the mortgage itself, the purpose of the mortgage, occupancy type, property type and value, the LTV ratio, and local and regional economic conditions, including home prices and unemployment rates.

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, the original LTV ratio, the type of mortgage product, the property type and market value, and the occupancy type of the loan. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2012 Annual Report.

Conditions in the mortgage market improved in most geographical areas during the first half of 2013. However, many single-family mortgage loans, especially those originated from 2005 through 2008, have been adversely affected by the compounding pressures on household wealth caused by significant declines in home values that began in 2006 and the ongoing weak employment environment in many areas. Our serious delinquency rate continued to decline, but remained high in the first half of 2013 compared to the rates we experienced in years prior to 2009, as discussed in “Credit Performance — Delinquencies.” The UPB of our single-family non-performing loans also remained at high levels during the first half of 2013.

The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of June 30, 2013 and for the six months ended June 30, 2013.

Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At June 30, 2013						Six Months Ended June 30, 2013
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses
Year of Origination
2013	12%	751	75%	76%	11%	—%	—%
2012	24	754	78	73	11	0.11	1
2011	12	751	72	65	4	0.35	1
2010	12	750	72	67	4	0.60	2
2009	10	748	71	67	4	1.00	2

Combined-2009 to 2013	70	752	74	70	8	0.37	6

2008	4	716	74	84	22	7.13	9
2007	6	697	77	101	47	12.00	33
2006	4	703	75	98	43	10.95	24
2005	5	710	73	83	24	7.07	18

Combined-2005 to 2008	19	705	75	92	35	9.39	84

2004 and prior	11	712	72	53	4	3.26	10

Total	100%	739	74	73	13	2.79	100%

(1)	Based on the loans remaining in the portfolio at June 30, 2013, which totaled $1.6 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.
(2)	Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ current creditworthiness. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available.
(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.
(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.
(5)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.

Improvement in home prices in many areas of the U.S. during the first half of 2013 generally led to improved current LTV ratios of the loans in our portfolio as of June 30, 2013. However, we estimate that as of June 30, 2013 and December 31, 2012, approximately 35% and 42%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. Loans with current LTV ratios greater than 100% comprised 13% and 15%, of our single-family credit guarantee portfolio, based on UPB at June 30, 2013 and December 31, 2012, respectively, and comprised approximately 75% and 83% of our credit losses recognized in the first half of 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, for the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 723 and 722, respectively.

52	Freddie Mac

As of June 30, 2013, 7.5% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 9.4% of loans originated in those years that remained in our single-family guarantee portfolio as of June 30, 2013 were seriously delinquent. We believe the gradual replacement of the loans originated in 2005 to 2008 has positively impacted the payment performance of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring continues to be negatively affected by a low volume of new purchase mortgage originations and a lengthy foreclosure process in many states.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $153,000 and $151,000 at June 30, 2013 and December 31, 2012, respectively. We purchased loans or issued other guarantee commitments for approximately 646,000 and 433,000 single-family loans totaling $129.9 billion and $88.7 billion of UPB during the second quarters of 2013 and 2012, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. These loans represented approximately 96% and 97% of the single-family mortgages we purchased or guaranteed in the three and six months ended June 30, 2013, respectively, based on UPB. Approximately 81% of the single-family mortgages we purchased or guaranteed in the first half of 2013 were refinance mortgages, and approximately 25% were relief refinance mortgages, based on UPB.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including HARP and other relief refinance loans, comprised an increasing proportion of the portfolio during the first half of 2013, and the proportion of loans originated prior to 2009 within the portfolio continued to decline.

The percentage of home purchase loans in our loan acquisition volume continued to remain at low levels and refinance activity remained high during the first half of 2013. During the second quarter and first half of 2013, we purchased or guaranteed more than 507,000 and 1,047,000, respectively, of single-family loans that were refinance mortgages totaling $99.7 billion and $211.0 billion in UPB, respectively. As of June 30, 2013 and December 31, 2012, there were approximately 10.8 million and 10.9 million loans, respectively, in our single-family credit guarantee portfolio, including 1.9 million and 1.6 million relief refinance mortgages, respectively.

The tables below provide additional characteristics of single-family mortgage loans purchased during the six months ended June 30, 2013 and 2012, and of our single-family credit guarantee portfolio at June 30, 2013 and December 31, 2012.

53	Freddie Mac

Table 31 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Six Months Ended June 30,
	2013			2012
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	4%	20%	24%	4%	22%	26%
Above 60% to 70%	2	13	15	2	12	14
Above 70% to 80%	3	31	34	3	29	32
Above 80% to 100%	7	11	18	10	7	17
Above 100% to 125%	5	<1	5	7	<1	7
Above 125%	4	<1	4	4	<1	4

Total	25%	75%	100%	30%	70%	100%

Weighted average original LTV ratio	92%	69%	75%	96%	67%	76%
Credit Score(2)
740 and above	13%	56%	69%	17%	54%	71%
700 to 739	5	13	18	6	11	17
660 to 699	4	5	9	4	4	8
620 to 659	2	1	3	2	1	3
Less than 620	1	<1	1	1	<1	1
Not available	<1	<1	—	<1	<1	—

Total	25%	75%	100%	30%	70%	100%

Weighted average credit score:
Total mortgages	730	758	751	741	763	756

	Percent of Purchases During the Six Months Ended June 30,
	2013	2012
Loan Purpose
Purchase	19%	16%
Cash-out refinance	17	15
Other refinance(3)	64	69

Total	100%	100%

Property Type
Detached/townhome(4)	93%	94%
Condo/Co-op	7	6

Total	100%	100%

Occupancy Type
Primary residence	89%	91%
Second/vacation home	4	4
Investment	7	5

Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.
(2)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ current creditworthiness.
(3)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(4)	Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the six months ended June 30, 2013 and 2012 was $424 million and $288 million, respectively.

54	Freddie Mac

Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	June 30, 2013	December 31, 2012
Original LTV Ratio Range
60% and below	22%	22%
Above 60% to 70%	15	15
Above 70% to 80%	38	40
Above 80% to 100%	19	18
Above 100%	6	5

Total	100%	100%

Weighted average original LTV ratio	74%	74%
Estimated Current LTV Ratio Range(3)
60% and below	30%	28%
Above 60% to 70%	16	14
Above 70% to 80%	20	21
Above 80% to 90%	13	13
Above 90% to 100%	8	9
Above 100% to 120%	8	8
Above 120%	5	7

Total	100%	100%

Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	84%	83%
All other mortgages	70%	74%
Total mortgages	73%	75%
Credit Score(5)
740 and above	57%	56%
700 to 739	21	21
660 to 699	13	14
620 to 659	6	6
Less than 620	3	3
Not available	<1	<1

Total	100%	100%

Weighted average credit score:
Relief refinance mortgages(4)	738	741
All other mortgages	739	736
Total mortgages	739	737
Loan Purpose
Purchase	25%	27%
Cash-out refinance	23	24
Other refinance(6)	52	49

Total	100%	100%

Property Type
Detached/townhome(7)	92%	92%
Condo/Co-op	8	8

Total	100%	100%

Occupancy Type
Primary residence	90%	90%
Second/vacation home	5	5
Investment	5	5

Total	100%	100%

(1)	Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both June 30, 2013 and December 31, 2012, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.
(3)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.
(4)	Relief refinance mortgages of all LTV ratios comprised approximately 20% and 18% of our single-family credit guarantee portfolio by UPB as of June 30, 2013 and December 31, 2012, respectively.
(5)	Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ current creditworthiness. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at June 30, 2013.
(6)	Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(7)	Includes manufactured housing and homes within planned unit development communities.

55	Freddie Mac

An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. HARP loans with LTV ratios over 100% represented 9% and 11% of our single-family mortgage purchases in the first half of 2013 and 2012, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 13% and 15% at June 30, 2013 and December 31, 2012, respectively, and the serious delinquency rate for these loans was 10.9% and 12.7%, respectively.

Attribute Combinations

Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.6 billion and $12.0 billion at June 30, 2013 and December 31, 2012, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. The primary mortgage products in our single-family credit guarantee portfolio are first lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Effective January 1, 2013, we no longer purchase balloon/reset mortgages. See “Other Categories of Single-Family Mortgage Loans” below for additional information on higher-risk mortgages in our single-family credit guarantee portfolio.

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

Interest-Only Loans

Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% and 3% of the UPB of our single-family credit guarantee portfolio at June 30, 2013 and December 31, 2012, respectively. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years since we no longer purchase them and many of these borrowers have repaid their loans, completed foreclosure transfers, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).

Option ARM Loans

Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both June 30, 2013 and December 31, 2012, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.9 billion and $6.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at June 30, 2013 and December 31, 2012, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit

56	Freddie Mac

performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of June 30, 2013 and December 31, 2012, approximately 9.4% and 8.1%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $18.7 billion and $15.0 billion of conforming jumbo loans during the six months ended June 30, 2013 and 2012, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of June 30, 2013 and December 31, 2012 was $62.8 billion and $57.0 billion, and comprised 4% and 3% of the portfolio, respectively. The average size of these loans was approximately $524,000 and $530,000 at June 30, 2013 and December 31, 2012, respectively. See “BUSINESS — Our Business” in our 2012 Annual Report for further information on the conforming loan limits.

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

Subprime Loans

Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.9 billion and $2.0 billion of security collateral underlying our Other Guarantee Transactions at June 30, 2013 and December 31, 2012, respectively, were identified as subprime based on information provided to us when we entered into these transactions.

We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At June 30, 2013 and December 31, 2012, we held $41.9 billion and $44.4 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at June 30, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $64.1 billion as of June 30, 2013 from $73.7 billion as of December 31, 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of June 30, 2013 and December 31, 2012, approximately 13.9% and 11.8%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of June 30, 2013, for Alt-A loans in our

57	Freddie Mac

single-family credit guarantee portfolio, the average FICO score at origination was 712. Although Alt-A mortgage loans comprised approximately 4% of our single-family credit guarantee portfolio as of June 30, 2013, these loans represented approximately 23% of our credit losses during both the three and six months ended June 30, 2013.

Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2013, we have purchased approximately $26.3 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $4.2 billion during the six months ended June 30, 2013.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At June 30, 2013 and December 31, 2012, we held investments of $13.1 billion and $14.8 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 9% and 11% of these securities were categorized as investment grade at June 30, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio

The table below presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these characteristics will have an even higher risk of default than those with a single characteristic.

58	Freddie Mac

Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of June 30, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$363.8	98%	7.7%	6.2%
Categories (individual characteristics):
Alt-A	64.1	92	13.9	10.7
Interest-only(5)	41.1	100	0.3	14.6
Option ARM(6)	6.9	94	9.4	14.3
Original LTV ratio greater than 90%, non-HARP mortgages	98.5	95	10.0	6.6
Original LTV ratio greater than 90%, HARP mortgages	145.9	109	0.3	1.0
Lower FICO scores at origination (less than 620)(7)	49.5	86	16.2	11.0

	As of December 31, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$355.3	101%	7.6%	7.5%
Categories (individual characteristics):
Alt-A	73.7	100	11.8	11.4
Interest-only(5)	50.2	110	0.3	16.3
Option ARM(6)	7.3	105	8.1	16.3
Original LTV ratio greater than 90%, non-HARP mortgages	98.5	100	9.4	7.8
Original LTV ratio greater than 90%, HARP mortgages	120.4	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.9	89	15.3	12.2

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.
(4)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(5)	When an interest-only loan is modified to require repayment of principal, the loan is removed from the interest-only category. The percentages of interest-only loans which have been modified at period end reflect loans that have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(7)	See endnote (2) to “Table 31 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.

The total UPB of loans in our single-family credit guarantee portfolio with one or more of these higher-risk characteristics was $364 billion and $355 billion as of June 30, 2013 and December 31, 2012, respectively, and comprised approximately 22% of the portfolio at both dates. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 6.2% as of June 30, 2013 from 7.5% as of December 31, 2012.

A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio increased during the first half of 2013 primarily due to increased purchases of loans with original LTV ratios greater than 90% resulting from significant HARP activity. While the balance of our non-HARP mortgages with original LTV ratios greater than 90% was unchanged at June 30, 2013 compared to December 31, 2012, we continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.

Credit Enhancements

The use of credit enhancements is intended to mitigate some of our potential credit losses. Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests (subject to certain exceptions, such as discussed below with respect to HARP). As guarantor, we remain responsible for the payment of principal and interest if mortgage insurance or other credit enhancements do not provide full reimbursement for covered losses. Our credit losses could increase if an entity that provides credit enhancement

59	Freddie Mac

fails to fulfill its obligation (e.g., a mortgage insurer fails to pay a claim), as this would reduce the amount of our credit loss recoveries.

At both June 30, 2013 and December 31, 2012, our credit-enhanced mortgages represented 13% of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. In recent periods, the percentage of our single-family loan purchases with credit enhancement coverage has been affected by high volumes of refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage that was already in place.

We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, including REO operations expenses) of $0.7 billion and $0.6 billion that reduced our charge-offs of single-family loans during the six months ended June 30, 2013 and 2012, respectively. Substantially all of these amounts represent recoveries associated with our primary and pool mortgage insurance policies. REO operations income (expenses) included recoveries from credit enhancements of $86 million and $56 million during the six months ended June 30, 2013 and 2012, respectively, primarily associated with our primary and pool mortgage insurance policies.

See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about pool insurance coverage and our mortgage loan insurers. See “BUSINESS — Our Business Segments —Single-Family Guarantee Segment — Credit Enhancements” in our 2012 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.

Single-Family Loan Workouts and the MHA Program

Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (i.e., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. In connection with our loss mitigation efforts, we participate in the MHA Program, which is primarily designed to help in the housing recovery, promote liquidity and housing affordability, and expand foreclosure prevention efforts. HAMP and HARP are key components of the MHA Program. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2012 Annual Report for more information on the MHA Program and our loss mitigation activities, including a description of our loan workouts (e.g., HAMP) and HARP. During the six months ended June 30, 2013, we helped approximately 87,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed nearly 43,000 foreclosures.

Home Affordable Modification Program and Non-HAMP Standard Modifications

Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiative. Beginning in July 2013 through December 2015, we also offer a streamlined non-HAMP modification. HAMP was previously scheduled to end in December 2013, but has been extended to December 2015.

During the second quarter of 2013, approximately 19,300 borrowers having loans with aggregate UPB of $4.0 billion completed modifications, and approximately 22,000 borrowers were in the modification trial period for either HAMP or non-HAMP standard modifications. For information about the percentage of completed loan modifications that remained current, see “Table 37 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

Based on information provided by the MHA Program administrator, our servicers had completed more than 229,000 loan modifications under HAMP from the introduction of the initiative in 2009 through June 30, 2013, compared to approximately 217,000 cumulative HAMP completions as of December 31, 2012. According to the administrator, the number of our loans in the HAMP trial period declined to 6,895 as of June 30, 2013 from 9,440 as of December 31, 2012.

60	Freddie Mac

As of June 30, 2013, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $533, which amounts to an average of $6,396 per year, and a total of $1.5 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). As of June 30, 2013, the percentage of our HAMP modifications that were completed in 2009, 2010, 2011, and 2012 or thereafter that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 26%, 24%, 17%, and 12%, respectively.

The costs we incur related to HAMP have been, and will likely continue to be, significant. We incurred $26 million and $58 million of servicer incentive expenses during the three and six months ended June 30, 2013, respectively, as compared to $48 million and $97 million of such incentives during the three and six months ended June 30, 2012, respectively. We also incurred borrower incentives which are included within our benefit (provision) for credit losses on our consolidated statements of comprehensive income. We incur additional servicer incentives and borrower incentives as long as the borrower remains current on a loan modified under HAMP. The costs we incur related to our non-HAMP standard modifications may also be significant.

The portion of our modification volume that was HAMP-related declined and the portion of modifications that were non-HAMP-related increased in the first half of 2013 compared to the first half of 2012. We attribute this shift in the composition of our modification volume to both the availability of our non-HAMP standard modification and the fact that a large number of the borrowers that were eligible for HAMP have already completed that modification or attempted but failed to complete the modification.

In March 2013, as part of the servicing alignment initiative, we announced a new streamlined modification initiative, which provides an additional modification opportunity to certain borrowers who are at least 90 (but not more than 720) days delinquent. This initiative was implemented in July 2013 (with earlier adoption permitted), and it is scheduled to expire on December 31, 2015. Borrowers are not required to apply for assistance or provide income or hardship documentation. However, they must complete a trial period of at least three months prior to being offered a permanent modification, which will provide the same mortgage terms as the non-HAMP standard modification. We expect that our new streamlined modification initiative will cause our non-HAMP modification volume to continue to increase in the remainder of 2013.

Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. Certain of our other non-HAMP loan modifications have similar features and collectively, we refer to these types of loans as “step-rate modified loans”. The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. As of June 30, 2013, the average current contractual interest rate for all step-rate modified loans was 2.3% and the average of the final interest rate that these loans will reach in the future was 4.5%.

The table below presents information about step-rate modified loans.

Table 34 — Step-Rate Modified Loans(1)

	As of June 30, 2013		Year of Payment Change(3)
	UPB	Serious Delinquency(2)	2014	2015	2016	2017 and After
	(in billions, except rates)
Year of completed modification:
2009	$4.6	12%	$4.6	$4.2	$3.8	$0.9
2010	19.4	13		19.4	17.8	15.6
2011	11.0	11			11.0	10.0
2012 and after	9.0	5				9.0

Total	$44.0	11%	$4.6	$23.6	$32.6	$35.5

(1)	Consists of step-rate modified loans (HAMP and non-HAMP) remaining in the single-family credit guarantee portfolio, excluding those underlying Other Guarantee Transactions. Step-rate modifications generally have terms that gradually increase the contractual interest rate on an annual basis after a five-year period. Includes a portion of UPB that is non-interest bearing under the terms of the modification. Excludes loans in a modification trial period and those that were subsequently remodified under a non-HAMP initiative and no longer have step-rate terms.
(2)	Based on loan count.
(3)	Represents the UPB of all step-rate modified loans that are scheduled to experience an increase in their contractual interest rate in a given year. Individual loans will appear in each year for which they are scheduled to experience a rate increase.

61	Freddie Mac

Relief Refinance Mortgage Initiative and Home Affordable Refinance Program

Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. While HARP is targeted at borrowers with current LTV ratios above 80%, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate. We implemented a number of changes to HARP in late 2011 and during 2012. These changes allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. In addition, in April 2013, we extended HARP by two years to December 31, 2015, at the direction of FHFA. The program was previously set to expire December 31, 2013.

Relief refinance activity remained high in the first half of 2013 driven by continued low interest rates and the changes to the HARP program noted above.

Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

•

underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008;

•	many of these loans have relatively high LTV ratios (e.g., greater than 90%), which can increase the probability of default and increase the amount of our loss if the borrower does default;

•	HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%; and

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

However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009 because, under the relief refinance initiative:

•	borrowers must meet eligibility requirements, such as having no more than one late payment within the previous 12 months and no late payments within the six months prior to refinancing; and

•

the new mortgage results in one or more of the following borrower benefits compared to the original loan: (a) a reduced monthly payment; (b) a lower interest rate; (c) a shorter loan term; or (d) replacement of an adjustable interest rate with a fixed interest rate.

The following table provides information about the volume of our relief refinance purchases during the six months ended June 30, 2013 and 2012 as well as information about the balance and serious delinquency rates of these loans as of June 30, 2013 and December 31, 2012.

62	Freddie Mac

Table 35 — Single-Family Relief Refinance Loans(1)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$8,327	44,016	$189,000	$8,118	38,466	$211,000
Above 100% to 125% LTV ratio	14,197	73,552	193,000	13,873	67,176	207,000
Above 80% to 100% LTV ratio	19,244	105,812	182,000	18,510	94,520	196,000
Other (80% and below LTV ratio)	23,316	172,917	135,000	17,317	116,808	148,000

Total relief refinance mortgages	$65,084	396,297	164,000	$57,818	316,970	182,000

	As of June 30, 2013			As of December 31, 2012
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$28,041	141,569	0.62%	$20,163	98,371	0.29%
Above 100% to 125% LTV ratio	64,491	317,418	1.02	52,761	251,497	1.20
Above 80% to 100% LTV ratio	111,037	574,326	0.90	100,122	499,125	1.00
Other (80% and below LTV ratio)	123,867	882,093	0.32	114,164	774,212	0.32

Total relief refinance mortgages	$327,436	1,915,406	0.63%	$287,210	1,623,205	0.66%

(1)	Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.
(2)	Rounded to the nearest thousand.

Relief refinance mortgages comprised approximately 31% and 35% of our total refinance volume in the six months ended June 30, 2013 and 2012, respectively, based on UPB. Relief refinance mortgages with LTV ratios above 80% (i.e., HARP loans) represented approximately 16% and 21% of our total single-family credit guarantee portfolio purchases during the six months ended June 30, 2013 and 2012, respectively. Relief refinance mortgages of all LTV ratios comprised approximately 20% and 18% of the UPB in our total single-family credit guarantee portfolio at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately $112.8 billion and $72.8 billion, respectively, in UPB of HARP loans in our single-family credit guarantee portfolio had reduced representations and warranties from the seller.

Loan Workout Volumes and Modification Performance

The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the three and six months ended June 30, 2013 and 2012.

63	Freddie Mac

Table 36 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosures Volumes(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	50	$5	38	$6	84	$9	484	$88
with term extension	1,173	106	472	22	2,149	147	1,641	240
with reduction of contractual interest rate and, in certain cases, term extension	10,969	1,550	9,206	1,504	22,288	3,089	17,939	3,349
with rate reduction, term extension and principal forbearance	7,085	2,379	5,426	1,691	15,369	5,261	8,755	2,622

Total loan modifications(3)	19,277	4,040	15,142	3,223	39,890	8,506	28,819	6,299
Repayment plans(4)	7,268	1,043	8,712	1,271	14,912	2,090	19,287	2,748
Forbearance agreements(5)	3,198	620	4,738	1,010	6,302	1,242	8,394	1,702

Total home retention actions	29,743	5,703	28,592	5,504	61,104	11,838	56,500	10,749

Foreclosure alternatives:
Short sale	11,210	2,436	12,281	2,741	24,981	5,494	24,333	5,470
Deed in lieu of foreclosure transactions	517	80	250	41	903	145	443	75

Total foreclosure alternatives	11,727	2,516	12,531	2,782	25,884	5,639	24,776	5,545

Total single-family loan workouts	41,470	$8,219	41,123	$8,286	86,988	$17,477	81,276	$16,294

Seriously delinquent loan additions	57,024		75,904		122,305		156,719

Single-family foreclosures(6)	19,924		26,050		42,514		55,004

Seriously delinquent loans, at period end	300,185		386,570		300,185		386,570

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance and amortized based on the original contractual loan terms.
(3)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 14,981 and 16,940 borrowers as of June 30, 2013 and 2012, respectively.
(5)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.
(6)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We experienced an increase in loan modifications, particularly those that included principal forbearance, in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The volume of short sale transactions remained at elevated levels in the three and six months ended June 30, 2013 compared to our historical experience. We expect the volume of our foreclosure alternatives will remain high in the second half of 2013 primarily because of changes we made in the second half of 2012 that provide standardization to the short sale process as well as the fact that we offer incentives to servicers to complete short sales instead of foreclosures. We expect loan modification volume will also continue to remain high in the remainder of 2013 due to our new streamlined modification initiative.

The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $78 billion as of June 30, 2013 from $75 billion as of December 31, 2012. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.6% and 3.4% of our single-family credit guarantee portfolio as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, approximately 55% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 107% at June 30, 2013. The serious delinquency rate on these loans was 14.5% as of June 30, 2013.

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

64	Freddie Mac

Table 37 — Quarterly Percentages of Modified Single-Family Loans  — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011
Time since modification:
3 to 5 months	89%	88%	87%	89%	89%	89%	86%	87%
6 to 8 months		85	85	85	84	85	84	82
9 to 11 months			82	84	81	81	81	82
12 to 14 months				81	81	79	78	79
15 to 17 months					79	79	76	75
18 to 20 months						77	76	74
21 to 23 months							75	74
24 to 26 months								72

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011
Time since modification:
3 to 5 months	84%	83%	82%	84%	72%	78%	73%	76%
6 to 8 months		79	79	79	64	69	70	67
9 to 11 months			75	77	60	62	64	67
12 to 14 months				74	62	58	59	62
15 to 17 months					59	59	56	57
18 to 20 months						57	56	56
21 to 23 months							54	57
24 to 26 months								55

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011	2Q 2011
Time since modification:
3 to 5 months	86%	85%	84%	87%	85%	86%	81%	83%
6 to 8 months		81	82	83	80	80	79	77
9 to 11 months			78	81	77	75	75	76
12 to 14 months				78	76	73	71	73
15 to 17 months					74	73	69	69
18 to 20 months						71	69	68
21 to 23 months							67	68
24 to 26 months								66

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.
(2)	Loan modifications are recognized as completed in the quarterly period in which the servicer has reported the modification as effective and the agreement has been accepted by us. For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

As discussed above, many of our loan modifications have provisions for the contractual interest rate to gradually increase to the market rate that was in effect at the time of the modification. As of June 30, 2013, approximately $44.0 billion in UPB of our completed loan modifications had such provisions. A significant number of HAMP loan modifications were completed in 2010 and these loans will begin to experience their scheduled interest rate increases in 2015.

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

65	Freddie Mac

payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). As of June 30, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 74% and 72%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process is subject to judicial review or has lengthened. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.

The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.

Table 38 — Single-Family Serious Delinquency Statistics

	As of June 30, 2013			As of December 31, 2012
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	87%		2.31%	87%		2.66%
Credit-enhanced(1)	13		6.12	13		7.34

Total(2)	100%		2.79	100%		3.25

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	55,678	19%	8.18%	69,034	20%	9.87%
California	20,299	7	1.71	27,620	8	2.34
New York	22,276	7	4.55	22,592	6	4.59
New Jersey	20,902	7	6.63	21,742	6	6.87
Illinois	19,095	6	3.43	22,923	7	4.08
All others	159,043	54	2.12	185,683	53	2.45

Total	297,293	100%		349,594	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states:(5)
Less than or equal to 1 year	64,772	22%		79,422	23%
More than 1 year and less than or equal to 2 years	39,054	13		50,506	14
More than 2 years	71,789	24		77,766	22
Non-judicial states:(5)
Less than or equal to 1 year	72,185	24		87,641	25
More than 1 year and less than or equal to 2 years	25,360	9		30,435	9
More than 2 years	24,133	8		23,824	7
Combined:(5)
Less than or equal to 1 year	136,957	46		167,063	48
More than 1 year and less than or equal to 2 years	64,414	22		80,941	23
More than 2 years	95,922	32		101,590	29

Total	297,293	100%		349,594	100%

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.
(2)	As of June 30, 2013 and December 31, 2012, approximately 67% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.
(3)	Represent the states with the highest number of seriously delinquent loans as of June 30, 2013.
(4)	Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.
(5)	For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

66	Freddie Mac

The serious delinquency rate of our single-family credit guarantee portfolio declined to 2.79% as of June 30, 2013 from 3.25% as of December 31, 2012, continuing the trend of improvement that began in 2010. Our serious delinquency rate remains high compared to the rates in years prior to 2009 due to weakness in home prices that began in 2006, persistently high unemployment in many areas, extended foreclosure timelines, and continued challenges faced by servicers in processing large volumes of problem loans. These challenges include the need to adjust their processes to accommodate various changes in servicing standards that have occurred in recent years, including those arising from judicial, legislative and regulatory actions. As of June 30, 2013, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 3.85% and 1.97%, respectively, compared to 4.32% and 2.35%, respectively, as of December 31, 2012.

During the six months ended June 30, 2013 and 2012, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 728 days and 597 days, respectively, which included: (a) an average of 900 days and 762 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 529 days and 468 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. During the first half of 2013, a significant number of loans that had been subject to delays discussed above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average for foreclosure completions to increase compared to the first half of 2012.

Serious delinquency rates for interest-only and option ARM products (which together represented approximately 2% of our total single-family credit guarantee portfolio at June 30, 2013) were 14.6% and 14.3% as of June 30, 2013, as compared to 16.3% for both at December 31, 2012. Serious delinquency rates of single-family fixed rate, amortizing loans with a term of 20 years or more, a more traditional mortgage product, were approximately 3.2% and 3.7% at June 30, 2013 and December 31, 2012, respectively.

The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions since 2006. As of June 30, 2013, we continued to experience high serious delinquency rates on single-family loans originated between 2005 and 2008. We purchased significant amounts of loans with higher-risk characteristics in those years and those borrowers have been more susceptible to the declines in home prices and weak economic conditions since 2006.

67	Freddie Mac

The table below presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$26	$392	$418	74%	5.7%	3.9%
All other states	38	1,190	1,228	72	3.1	2.5
Year of origination:
2013	—	202	202	76	—	—
2012	—	398	398	73	—	0.1
2011	—	193	193	65	0.1	0.4
2010	—	197	197	67	0.2	0.6
2009	—	161	161	67	0.5	1.0
2008	4	57	61	84	9.9	7.1
2007	19	78	97	101	18.7	12.0
2006	17	57	74	98	16.4	11.0
2005	13	70	83	83	9.2	7.1
2004 and prior	11	169	180	53	3.9	3.3

	As of June 30, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$35	$394	$429	88%	5.0%	5.8%
All other states	49	1,213	1,262	75	2.7	2.8
Year of origination:
2012	—	148	148	75	—	<0.1
2011	—	268	268	69	—	0.1
2010	—	285	285	71	<0.1	0.4
2009	<1	260	260	72	0.1	0.7
2008	6	92	98	92	5.6	6.3
2007	26	118	144	112	12.0	12.1
2006	23	84	107	110	11.0	11.2
2005	16	105	121	94	6.1	6.8
2004 and prior	13	247	260	59	2.8	3.0

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)			(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$579	$1,372	$1,951	$1,001	$2,431	$3,432
All other states	289	1,586	1,875	483	2,378	2,861
Year of origination:
2013	—	—	—	N/A	N/A	N/A
2012	—	34	34	—	<1	<1
2011	—	39	39	—	13	13
2010	—	77	77	—	70	70
2009	—	90	90	<1	113	113
2008	30	333	363	52	507	559
2007	321	925	1,246	559	1,743	2,302
2006	294	625	919	528	1,096	1,624
2005	191	498	689	293	765	1,058
2004 and prior	32	337	369	52	502	554

(1)	See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.
(3)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

68	Freddie Mac

The table below presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of June 30, 2013 and December 31, 2012.

Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of June 30, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.1%	0.7%	12.7%	0.8%	19.5%	2.5%	19.9%	12.0%
15- year amortizing fixed-rate	0.2	4.0	<0.1	5.5	<0.1	5.0	0.2	1.1	4.1
ARMs/adjustable rate(4)	0.1	9.8	<0.1	17.1	<0.1	28.5	0.1	12.0	13.7
Interest-only(5)	<0.1	14.2	<0.1	20.4	0.1	33.1	0.1	0.6	25.5
Other(6)	<0.1	3.5	0.1	8.7	<0.1	15.2	0.1	5.2	5.3

Total FICO scores < 620	1.3	7.1	0.8	12.7	0.9	20.0	3.0	16.2	11.0

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.3	5.4	1.2	9.4	1.4	16.4	4.9	15.0	8.8
15- year amortizing fixed-rate	0.4	2.4	0.1	2.8	<0.1	4.4	0.5	0.6	2.4
ARMs/adjustable rate(4)	0.1	5.3	0.1	11.5	0.1	24.6	0.3	3.1	9.9
Interest-only(5)	0.1	10.0	0.1	18.1	0.1	29.3	0.3	0.5	22.3
Other(6)	<0.1	2.8	<0.1	4.1	<0.1	7.0	<0.1	2.2	4.3

Total FICO scores of 620 to 659	2.9	4.6	1.5	9.4	1.6	17.1	6.0	11.6	8.0

FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	42.6	1.1	16.0	2.8	8.3	8.0	66.9	3.6	2.3
15- year amortizing fixed-rate	15.4	0.4	1.4	0.5	0.4	1.1	17.2	0.1	0.4
ARMs/adjustable rate(4)	3.2	1.1	0.6	4.9	0.3	16.1	4.1	0.7	2.9
Interest-only(5)	0.6	4.5	0.6	10.2	1.0	20.2	2.2	0.2	13.3
Other(6)	<0.1	1.6	0.1	1.5	<0.1	3.1	0.1	0.8	1.9

Total FICO scores ≥ 660	61.8	0.9	18.7	2.8	10.0	8.9	90.5	2.4	2.0

Total FICO scores not available	0.3	5.4	0.1	11.5	0.1	23.5	0.5	7.3	8.6

All FICO scores:
20 and 30- year or more amortizing fixed-rate	46.0	1.7	18.1	3.8	10.5	10.1	74.6	5.2	3.2
15- year amortizing fixed-rate	16.1	0.5	1.5	0.7	0.4	1.4	18.0	0.1	0.6
ARMs/adjustable rate(4)	3.5	1.7	0.7	6.1	0.4	18.1	4.6	1.3	3.8
Interest-only(5)	0.6	5.2	0.7	11.3	1.2	21.7	2.5	0.3	14.6
Other(6)	0.1	8.8	0.1	6.1	0.1	11.6	0.3	8.7	8.4

Total single-family credit guarantee portfolio(7)	66.3%	1.3%	21.1%	3.8%	12.6%	10.9%	100.0%	3.6%	2.8%

By Region(8)
FICO scores < 620:
North Central	0.1%	5.4%	0.2%	9.1%	0.2%	15.0%	0.5%	15.6%	8.9%
Northeast	0.4	10.5	0.2	19.3	0.3	27.0	0.9	17.9	15.4
Southeast	0.3	7.8	0.2	13.2	0.2	23.8	0.7	17.0	12.8
Southwest	0.2	5.0	0.1	10.4	<0.1	14.9	0.3	11.2	6.7
West	0.3	5.0	0.1	9.8	0.2	14.7	0.6	18.8	8.5

Total FICO scores < 620	1.3	7.1	0.8	12.7	0.9	20.0	3.0	16.2	11.0

FICO scores of 620 to 659:
North Central	0.5	3.7	0.3	7.1	0.3	12.1	1.1	11.0	6.5
Northeast	0.8	6.7	0.4	14.2	0.4	23.8	1.6	12.2	11.0
Southeast	0.5	5.4	0.3	9.9	0.4	20.8	1.2	12.1	9.9
Southwest	0.5	3.2	0.2	6.9	0.1	11.4	0.8	7.3	4.4
West	0.6	3.5	0.3	8.2	0.4	13.8	1.3	15.3	6.9

Total FICO scores of 620 to 659	2.9	4.6	1.5	9.4	1.6	17.1	6.0	11.6	8.0

FICO scores ≥ 660:
North Central	10.0	0.6	4.1	1.9	2.0	5.9	16.1	2.0	1.5
Northeast	16.4	1.2	5.1	4.2	1.9	12.2	23.4	2.2	2.4
Southeast	8.7	1.3	3.5	3.2	2.5	11.8	14.7	2.8	3.1
Southwest	8.0	0.6	2.2	1.5	0.3	4.1	10.5	1.1	0.9
West	18.7	0.6	3.8	3.0	3.3	7.4	25.8	3.6	1.7

Total FICO scores ≥ 660	61.8	0.9	18.7	2.8	10.0	8.9	90.5	2.4	2.0

Total FICO scores not available	0.3	5.4	0.1	11.5	0.1	23.5	0.5	7.3	8.6

All FICO scores:
North Central	10.6	1.0	4.7	2.7	2.5	7.6	17.8	3.1	2.1
Northeast	17.8	1.9	5.7	5.7	2.5	15.4	26.0	3.5	3.6
Southeast	9.6	1.9	3.9	4.3	3.2	14.0	16.7	4.3	4.2
Southwest	8.7	1.0	2.5	2.6	0.3	6.6	11.5	2.2	1.5
West	19.6	0.8	4.3	3.6	4.1	8.5	28.0	4.6	2.2

Total single-family credit guarantee portfolio(7)	66.3%	1.3%	21.1%	3.8%	12.6%	10.9%	100.0%	3.6%	2.8%

69	Freddie Mac

	As of December 31, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.3%	0.8%	13.4%	0.9%	22.9%	2.7%	18.8%	13.4%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	9.5	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.5	<0.1	26.7	0.1	11.4	14.1
Interest-only(5)	<0.1	15.0	<0.1	20.8	0.1	33.6	0.1	0.6	27.6
Other(6)	<0.1	4.0	<0.1	8.4	<0.1	14.9	<0.1	4.9	5.7

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.2	5.5	1.3	9.7	1.7	18.8	5.2	13.8	9.8
15- year amortizing fixed-rate	0.6	2.5	<0.1	5.1	<0.1	8.4	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.1	0.1	11.7	0.1	23.7	0.3	2.6	10.9
Interest-only(5)	<0.1	10.7	0.1	17.2	0.2	30.0	0.3	0.5	24.4
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	7.0	<0.1	1.9	4.7

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores of ≥ 660:
20 and 30- year or more amortizingfixed-rate	40.1	1.1	17.0	2.9	9.8	9.4	66.9	3.3	2.6
15- year amortizing fixed-rate	14.7	0.4	1.0	0.9	0.3	2.3	16.0	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.6	0.5	15.4	4.2	0.6	3.4
Interest-only(5)	0.4	4.2	0.7	9.7	1.6	20.6	2.7	0.2	15.0
Other(6)	<0.1	1.9	0.1	1.5	0.1	2.5	0.2	0.7	1.9

Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
20 and 30- year or more amortizing fixed-rate	43.4	1.7	19.1	4.0	12.6	11.8	75.1	4.9	3.7
15- year amortizing fixed-rate	15.4	0.6	1.1	1.2	0.3	2.8	16.8	0.1	0.6
ARMs/adjustable rate(4)	3.3	1.6	0.8	5.8	0.6	17.1	4.7	1.2	4.3
Interest-only(5)	0.5	4.9	0.8	10.7	1.8	22.0	3.1	0.2	16.3
Other(6)	0.1	9.6	0.1	6.8	0.1	10.2	0.3	7.9	8.9

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.2%	10.4%	0.2%	18.1%	0.6%	14.8%	10.5%
Northeast	0.5	10.4	0.2	19.7	0.2	30.6	0.9	16.6	16.1
Southeast	0.2	7.9	0.2	13.5	0.3	27.7	0.7	16.0	14.5
Southwest	0.2	5.2	0.1	11.2	<0.1	19.5	0.3	10.6	7.4
West	0.2	4.9	0.1	10.2	0.3	17.3	0.6	18.0	10.1

Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2

FICO scores of 620 to 659:
North Central	0.5	3.9	0.3	7.7	0.4	14.5	1.2	10.2	7.5
Northeast	0.9	6.6	0.4	14.4	0.4	25.8	1.7	11.1	11.5
Southeast	0.5	5.4	0.3	10.2	0.5	23.9	1.3	11.0	11.3
Southwest	0.5	3.3	0.2	7.6	0.1	14.5	0.8	6.8	4.8
West	0.5	3.4	0.3	8.0	0.6	16.1	1.4	14.2	8.3

Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0

FICO scores of ≥ 660:
North Central	9.4	0.7	4.4	2.2	2.3	7.0	16.1	1.9	1.7
Northeast	15.9	1.2	5.2	4.6	1.9	14.2	23.0	2.0	2.6
Southeast	8.3	1.3	3.5	3.3	3.0	14.2	14.8	2.5	3.7
Southwest	8.0	0.7	2.1	2.0	0.3	5.9	10.4	1.1	1.0
West	16.6	0.6	4.3	2.8	4.8	9.1	25.7	3.4	2.3

Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3

Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9

All FICO scores:
North Central	10.1	1.0	4.8	3.0	3.0	9.0	17.9	3.0	2.5
Northeast	17.1	1.9	5.9	6.1	2.5	17.6	25.5	3.3	3.8
Southeast	9.1	1.9	4.0	4.5	3.8	16.7	16.9	4.0	5.0
Southwest	8.9	1.1	2.5	3.2	0.4	9.3	11.8	2.1	1.7
West	17.5	0.8	4.7	3.3	5.7	10.2	27.9	4.4	2.8

Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 39 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information.
(4)	Includes balloon/resets and option ARM mortgage loans.
(5)	Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.
(6)	Consist of FHA/VA and other government guaranteed mortgages.
(7)	The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (5) to “Table 32 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.
(8)	Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

70	Freddie Mac

The table below presents foreclosure and short sale rate information for loans in our single-family credit guarantee portfolio based on year of origination.

Table 41 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of June 30, 2013		As of December 31, 2012
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)
2013	12%	—%	N/A	N/A
2012	24	0.03	22%	<0.01%
2011	12	0.11	14	0.06
2010	12	0.28	15	0.20
2009	10	0.43	12	0.34

Combined — 2009 to 2013	70	0.20	63	0.17

2008	4	3.69	6	3.26
2007	6	10.68	7	9.74
2006	4	9.39	5	8.66
2005	5	5.55	6	5.11

Combined — 2005 to 2008	19	7.52	24	6.87

2004 and prior(2)	11	1.28	13	1.20

Total	100%		100%

(1)	Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to June 30, 2013 and December 31, 2012, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.
(2)	The foreclosure and short sale rate presented for loans originated in 2004 and prior represents the rate associated with loans originated in 2000 through 2004.

Loans originated from 2005 through 2008 have experienced higher foreclosure and short sale rates than loans originated in other years. We attribute this performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the periods following the loans’ origination.

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

71	Freddie Mac

The table below provides certain attributes of our multifamily mortgage portfolio at June 30, 2013 and December 31, 2012.

Table 42 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars in billions)
Original LTV ratio
Below 75%	$91.2	$87.6	0.05%	0.04%
75% to 80%	35.1	34.0	0.13	0.22
Above 80%	5.5	5.8	0.51	2.31

Total	$131.8	$127.4	0.09%	0.19%

Weighted average LTV ratio at origination	70%	70%

Maturity Dates
2013	$1.1	$3.3	1.02%	0.86%
2014	4.3	5.8	—	—
2015	8.7	9.8	—	0.53
2016	12.4	13.0	—	0.05
2017	10.5	10.9	0.45	0.02
Beyond 2017	94.8	84.6	0.06	0.19

Total	$131.8	$127.4	0.09%	0.19%

Year of Acquisition or Guarantee(2)
2004 and prior	$7.6	$9.2	0.06%	0.35%
2005	6.0	6.5	—	0.17
2006	9.2	9.5	—	—
2007	16.1	17.8	0.53	0.86
2008	15.0	16.6	0.11	0.30
2009	11.8	12.2	—	—
2010	11.5	12.0	0.08	—
2011	16.6	17.0	—	—
2012	24.5	26.6	—	—
2013	13.5	N/A	—	N/A

Total	$131.8	$127.4	0.09%	0.19%

Current Loan Size
Above $25 million	$49.9	$48.5	0.05%	0.06%
Above $5 million to $25 million	73.0	70.0	0.09	0.26
$5 million and below	8.9	8.9	0.30	0.37

Total	$131.8	$127.4	0.09%	0.19%

Legal Structure
Unsecuritized loans	$69.4	$76.6	0.04%	0.08%
Freddie Mac mortgage-related securities	53.1	41.4	0.17	0.41
Other guarantee commitments	9.3	9.4	—	0.13

Total	$131.8	$127.4	0.09%	0.19%

Credit Enhancement
Credit-enhanced	$59.3	$47.8	0.15%	0.36%
Non-credit-enhanced	72.5	79.6	0.04	0.10

Total	$131.8	$127.4	0.09%	0.19%

Payment Type
Interest-only	$21.0	$22.8	0.18%	0.05%
Partial interest-only(3)	32.9	29.8	—	0.05
Amortizing	77.9	74.8	0.10	0.30

Total	$131.8	$127.4	0.09%	0.19%

(1)	See “Multifamily Delinquencies” below for more information about our multifamily delinquency rates.
(2)	Based on either: (a) the year of acquisition, for loans recorded on our consolidated balance sheets; or (b) the year that we issued our guarantee, for the remaining loans in our multifamily mortgage portfolio.
(3)	Represent loans that have an interest-only period and where the borrower’s payments were interest-only at the respective reporting date. Loans which have reached the end of their interest-only period by the respective reporting date have converted to, and are classified as, amortizing loans.

72	Freddie Mac

Multifamily Product Types

Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At both June 30, 2013 and December 31, 2012, approximately 59% of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of June 30, 2013 and December 31, 2012, approximately 25% and 23%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.

Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Of the $131.8 billion in UPB of our multifamily mortgage portfolio as of June 30, 2013, only 1% and 3% will mature during 2013 and 2014, respectively, and the remaining 96% will mature in 2015 and beyond.

Multifamily Credit Enhancements

Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. With this model, we have securitized more than $57.4 billion in UPB of multifamily loans since 2009 and have attracted private capital to the multifamily market by selling subordinate securities of these transactions to private investors. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificates are structured such that private investors are the first to absorb losses. As a result, we believe private investors will absorb most of the potential losses in these transactions. As of June 30, 2013, we have not realized any credit losses on our K Certificate guarantees. At June 30, 2013 and December 31, 2012, the UPB of guaranteed multifamily K Certificates with subordination coverage was $48.6 billion and $36.7 billion, respectively, and the average subordination coverage on these securities was 17% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.

Multifamily Delinquencies

We report multifamily delinquency rates based on UPB of mortgage loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Mortgage loans that have been modified are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms.

There were 20 and 33 delinquent loans in our multifamily mortgage portfolio at June 30, 2013 and December 31, 2012, respectively. Our multifamily mortgage portfolio delinquency rate was 0.09% at June 30, 2013 and 0.19% at December 31, 2012. Our delinquency rate for credit-enhanced loans was 0.15% and 0.36% at June 30, 2013 and December 31, 2012, respectively, and for non-credit-enhanced loans was 0.04% and 0.10% at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, more than 75% of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.

Non-Performing Assets

Non-performing assets consist of non-performing loans and REO assets, net. We place non-performing loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

We classify TDRs as non-performing loans. TDRs represent those loans where we have granted a concession to a borrower that is experiencing financial difficulties. Loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification

73	Freddie Mac

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

Table 43 — Non-Performing Assets(1)

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:(2)
Less than three monthly payments past due	$71,047	$65,784	$47,960
Seriously delinquent	20,716	22,008	14,862
Multifamily TDRs(3)	806	815	870

Total TDRs	92,569	88,607	63,692
Other seriously delinquent single-family loans(4)	30,934	39,711	54,482
Other multifamily loans(5)	1,072	1,411	1,657

Total non-performing mortgage loans — on balance sheet	124,575	129,729	119,831

Non-performing mortgage loans — off-balance sheet:
Single-family loans	984	1,096	1,159
Multifamily loans	585	474	429

Total non-performing mortgage loans — off-balance sheet	1,569	1,570	1,588

Real estate owned, net	4,051	4,378	4,809

Total non-performing assets	$130,195	$135,677	$126,228

Loan loss reserves as a percentage of our non-performing mortgage loans	21.0%	23.5%	29.5%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.2%	7.5%	6.8%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	In the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs (unless they were already classified as TDRs for other reasons), regardless of the borrowers’ payment status. The majority of the loans reclassified during the third quarter of 2012 were not seriously delinquent at the time of reclassification. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation” in our 2012 Annual Report for further information about our TDR classification of loans discharged in Chapter 7 bankruptcy.
(3)	Of these amounts, $803 million, $806 million and $837 million of UPB were current at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
(4)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.
(5)	Of these amounts, $1.0 billion, $1.4 billion and $1.5 billion of UPB were current at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Our loan loss reserves as a percentage of our non-performing mortgage loans declined at June 30, 2013 compared to December 31, 2012 primarily due to a decline in our loan loss reserves during the first half of 2013, which is attributed to: (a) foreclosure volume and related loan charge-offs during the first half of 2013; (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices; and (c) declines in the volume of newly delinquent loans. The UPB of our non-performing assets declined to $130.2 billion as of June 30, 2013, from $135.7 billion as of December 31, 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the remainder of 2013.

74	Freddie Mac

The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our portfolio.

Table 44 — REO Activity by Region(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(number of properties)
REO Inventory
Beginning property inventory	47,974	59,323	49,077	60,555
Properties acquired by region:
Northeast	2,133	1,862	3,900	3,687
Southeast	5,620	5,924	11,098	12,991
North Central	5,029	6,737	11,054	14,375
Southwest	1,780	2,545	3,778	5,315
West	1,858	2,967	4,472	7,472

Total properties acquired	16,420	20,035	34,302	43,840

Properties disposed by region:
Northeast	(1,766)	(1,956)	(3,429)	(3,878)
Southeast	(5,544)	(7,058)	(10,658)	(13,345)
North Central	(7,171)	(7,458)	(14,132)	(14,295)
Southwest	(2,282)	(3,279)	(4,672)	(6,532)
West	(3,003)	(6,325)	(5,860)	(13,063)

Total properties disposed	(19,766)	(26,076)	(38,751)	(51,113)

Ending property inventory	44,628	53,282	44,628	53,282

(1)	See endnote (8) to “Table 40 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

Our REO inventory (measured in number of properties) declined 9% from December 31, 2012 to June 30, 2013 primarily due to lower foreclosure activity, as compared to the first half of 2012, as well as a significant number of borrowers completing short sales rather than foreclosures. We expect our REO acquisitions to remain at elevated levels in 2013, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. We also expect our REO dispositions to remain at elevated levels.

The volume of our single-family REO acquisitions in recent periods has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. In addition, our expanded loss mitigation efforts, including short sales, are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of short sales and a declining amount of delinquent loans, fewer of our loans proceeded to foreclosure and subsequent REO sale during the first half of 2013.

Our single-family REO acquisitions in the first half of 2013 were most significant in the states of Florida, Illinois, Ohio, Michigan, and North Carolina, which collectively represented 46% of total REO acquisitions based on the number of properties. The North Central region comprised 40% and 42% of our REO property inventory, based on the number of properties, as of June 30, 2013 and December 31, 2012, respectively. This region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. The states with the most properties in our REO inventory as of June 30, 2013 were Florida, Illinois, and Michigan, and these states comprised 14%, 11%, and 11%, respectively, of total REO property inventory, based on the number of properties, compared to 9%, 12%, and 12% of the inventory at December 31, 2012, respectively. The West region comprised 11% and 13% of our REO property inventory, based on the number of properties, as of June 30, 2013 and December 31, 2012, respectively. The state in the West region with the most properties in our REO inventory was California, and this state comprised 4% and 6% of our REO property inventory, based on the number of properties, as of June 30, 2013 and December 31, 2012, respectively.

Our REO acquisition activity is disproportionately high for certain types of loans in our single-family guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 4%, respectively, at June 30,

75	Freddie Mac

2013 and was 5% on a combined basis. The percentage of our REO acquisitions in the first half of 2013 that had been financed by either of these loan types represented approximately 25% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans originated in 2005 through 2008 comprised approximately 78% of our REO acquisition activity during the first half of 2013.

We continue to experience significant variability in the average time for foreclosure by state. For example, during the first half of 2013, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 392 days in Michigan to 1,118 days in Florida.

We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we are not able to sell the property. As of June 30, 2013 and December 31, 2012, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.1% and 5.8%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 202 days and 200 days during the six months ended June 30, 2013 and 2012, respectively.

The table below provides information about our REO properties at June 30, 2013 and December 31, 2012.

Table 45 — Single-Family REO Property Status

	As of June 30, 2013	As of December 31, 2012
	(Percent of properties)
Unable to market:
Redemption status(1)	13%	15%
Occupied (waiting for eviction or vacancy)	16	18
Other(2)	4	3

Subtotal — unable to market	33	36
Pre-listing(3)	27	23
Pending settlement for sale(4)	16	14
Available for sale	24	27

Total	100%	100%

(1)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.
(2)	Includes properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.
(3)	Consists of properties that are not being actively marketed because we are evaluating the property condition and preparing the property for sale.
(4)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they remain occupied or are located in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota. The percentage of our REO inventory that is in the pre-listing category also remained high at June 30, 2013, primarily because many of these properties are under repair or are otherwise being prepared for sale.

Credit Loss Performance

Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

76	Freddie Mac

Table 46 — Credit Loss Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in millions)
REO
REO balances, net:
Single-family	$3,997	$4,715	$3,997	$4,715
Multifamily	54	94	54	94

Total	$4,051	$4,809	$4,051	$4,809

REO operations (income) expense:
Single-family	$(109)	$(34)	$(101)	$138
Multifamily	(1)	4	(3)	3

Total	$(110)	$(30)	$(104)	$141

Charge-offs
Single-family:
Charge-offs, gross(1) (including $2.3 billion, $3.3 billion, $5.0 billion and $7.0 billion relating to loan loss reserves, respectively)	2,400	3,377	$5,113	$7,155
Recoveries(2)	(528)	(485)	(1,186)	(1,000)

Single-family, net	$1,872	$2,892	$3,927	$6,155

Multifamily:
Charge-offs, gross(1) (including $(1) million, $7 million, $1 million and $8 million relating to loan loss reserves, respectively)	5	7	$7	$8
Recoveries(2)	—	—	(1)	—

Multifamily, net	$5	$7	$6	$8

Total Charge-offs:
Charge-offs, gross(1) (including $2.3 billion, $3.3 billion, $5.0 billion and $7.0 billion relating to loan loss reserves, respectively)	2,405	3,384	$5,120	$7,163
Recoveries(2)	(528)	(485)	(1,187)	(1,000)

Total Charge-offs, net	$1,877	$2,899	$3,933	$6,163

Credit Losses (Gains)(3)
Single-family	$1,763	$2,858	$3,826	$6,293
Multifamily	4	11	3	11

Total	$1,767	$2,869	$3,829	$6,304

Total (in bps)(4)	39.3	62.5	42.8	68.1

(1)	Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.4 billion for both the six months ended June 30, 2013 and 2012 related to repurchase requests from our seller/servicers.
(3)	Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.
(4)	Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit losses generally measure losses at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three and six months ended June 30, 2013 were $2.4 billion and $5.1 billion, respectively, compared to $3.4 billion and $7.2 billion for the three and six months ended June 30, 2012, respectively. These charge-offs were associated with approximately $5.4 billion and $11.8 billion in UPB of loans for the three and six months ended June 30, 2013, respectively, and $6.8 billion and $14.2 billion for the three and six months ended June 30, 2012. Our charge-offs declined in the first half of 2013, compared to the first half of 2012, primarily due to improvements in home prices in recent periods in many of the areas in which we have had significant foreclosure and short sale activity. To a lesser extent, charge-offs also declined due to slowing volumes of foreclosures in our single-family guarantee portfolio since fewer loans have transitioned to foreclosure in the last several quarters. We expect our charge-offs and credit losses to continue to remain elevated in the remainder of 2013 due to the large number of single-family non-performing loans that will likely be resolved.

77	Freddie Mac

Our credit losses during the first half of 2013 continued to be disproportionately high in Florida, California, Nevada, and Arizona, which collectively comprised approximately 50% and 51% of our total credit losses in the three and six months ended June 30, 2013, respectively. We estimate that these four states had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured by our home price index. Loans originated in 2005 through 2008 comprised approximately 19% of our single-family credit guarantee portfolio, based on UPB at June 30, 2013; however, these loans accounted for approximately 84% of our credit losses during the first half of 2013. In addition, although Alt-A loans comprised approximately 4% of our single-family credit guarantee portfolio at June 30, 2013, these loans accounted for approximately 23% of our credit losses during the first half of 2013. At June 30, 2013, loans in states with a judicial foreclosure process comprised 38% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 52% of our credit losses recognized in the first half of 2013. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on REO disposition severity ratios, and see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Loan Loss Reserves

We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report for information on our accounting policies for loan loss reserves and impaired loans.

Our loan loss reserves declined in the first half of 2013, which reflects continued high levels of loan charge-offs compared to levels before 2009. In addition, this decline was also due to improvement in both borrower payment performance and lower severity ratios for REO dispositions and short sale transactions due to the improvements in home prices in most areas during the period. In recent periods, the portion of our loan loss reserves attributable to individually impaired loans has increased while the portion of our loan loss reserves determined on a collective basis has declined since the number of loans classified as TDRs has significantly increased in the last two years. Although the housing market has continued to significantly improve in many geographic areas, we expect that our loan loss reserves will remain elevated for an extended period because: (a) the resolution of problem loans takes considerable time, often several years in the case of foreclosure, in many areas where significant numbers of these loans are located; and (b) a significant portion of our reserves are associated with performing loans classified as individually impaired and will require us to maintain a loss reserve until the loans are fully repaid or complete a short sale or foreclosure.

As of June 30, 2013 and December 31, 2012, the recorded investment of individually impaired single-family mortgage loans was $92.7 billion and $89.3 billion, respectively, and the loan loss reserves associated with these loans were $18.1 billion and $17.9 billion, respectively. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 20% of the balance as of both June 30, 2013 and December 31, 2012. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.5% and 0.8% of the balance as of June 30, 2013 and December 31, 2012, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses.

The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.

78	Freddie Mac

Table 47 — Single-Family Impaired Loans with Specific Reserve Recorded

	2013		2012
	# of Loans	Amount	# of Loans	Amount
		(in millions)		(in millions)
TDRs (recorded investment):
TDRs, at beginning of year	449,145	$83,484	252,749	$53,494
New additions	57,865	9,652	45,405	8,638
Repayments	(14,660)	(2,556)	(2,740)	(680)
Loss events(1)	(17,279)	(3,154)	(7,517)	(1,500)
Other	(923)	(490)	238	2

June 30, balance	474,148	86,936	288,135	59,954
Other (recorded investment)(2)	15,313	1,374	22,961	2,132

Total impaired loans with specific reserve	489,461	88,310	311,096	62,086

Total allowance for loan losses of individually impaired single-family loans		(18,105)		(16,041)

Net investment, June 30,		$70,205		$46,045

(1)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.
(2)	Loans impaired upon purchase as of June 30.

Credit Risk Sensitivity

Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. The estimate of our portfolio’s credit sensitivity to a 5% home price decline (with this scenario’s assumptions) has decreased in recent periods, which we believe is primarily due to the combination of improvement in home prices in most of the U.S. as well as the decline in the composition of our portfolio of loans originated in 2005 through 2008.

The table below presents the estimated credit loss sensitivity of our single-family credit guarantee portfolio, based on assumptions required by FHFA, both before and after consideration of credit enhancements, measured at the end of the last five quarterly periods.

Table 48 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
June 30, 2013	$4,000	24.3 bps	$3,663	22.2 bps
March 31, 2013	$4,961	30.3 bps	$4,575	27.9 bps
December 31, 2012	$6,356	38.8 bps	$5,908	36.1 bps
September 30, 2012	$6,479	39.2 bps	$6,085	36.8 bps
June 30, 2012	$7,131	42.2 bps	$6,713	39.7 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating effect on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

Institutional Credit Risk

Single-family Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 67% of our single-family purchase volume during the first half of 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., accounted for 22% and 12%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the first half of 2013.

We are exposed to institutional credit risk arising from the potential insolvency of or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and

79	Freddie Mac

warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. This exposure remained high during the first half of 2013.

We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans meet specified eligibility and underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB and/or make us whole for losses realized with respect to the loan after consideration of other recoveries, if any. We require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended pending our decision on the appeal. Our practices for repurchases associated with the loans we purchase on or after January 1, 2013 are subject to our new representation and warranty framework. For information on this framework, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” in our 2012 Annual Report.

The table below provides a summary of our repurchase request activity for the six months ended June  30, 2013 and 2012.

Table 49 — Repurchase Request Activity and Counterparty Balances(1)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Beginning balance	$3,028	$2,716
New requests issued	4,858	4,906
Requests collected(2)	(1,739)	(2,030)
Requests cancelled(3)	(2,853)	(2,650)
Other(4)	(80)	(28)

Ending balance	$3,214	$2,914

	As of June 30,	As of December 31,
	2013	2012
	(in millions)
Seller/servicer counterparty:
Bank of America, N.A.	$1,092	$1,029
Wells Fargo Bank, N.A.	799	662
JPMorgan Chase Bank, N.A.	382	279
CitiMortgage, N.A.	124	100
Suntrust Mortgage, Inc.	75	39
Other counterparties	742	919

Total	$3,214	$3,028

(1)	Amounts are based on the UPB of the loans associated with the repurchase requests.
(2)	Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated agreements, and other alternative remedies. For the six months ended June 30, 2013 and 2012, approximately 48% and 29%, respectively, of the requests collected in each period were satisfied by reimbursement of losses associated with the request.
(3)	Consists primarily of those requests that were resolved by the servicer providing missing documentation or rescinded through a successful appeal of the request.
(4)	Other includes items that affect the UPB of the loan while the repurchase request is outstanding, such as changes in UPB due to payments made on the loan. Also includes requests deemed uncollectible due to the insolvency or other failure of the counterparty.

The UPB of loans subject to open repurchase requests increased to $3.2 billion at June 30, 2013 from $3.0 billion at December 31, 2012 because the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 45% and 41% of the repurchase requests outstanding at June 30, 2013 and December 31, 2012, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). As of June 30, 2013, two of our largest seller/servicers (Bank of America, N.A. and Wells Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $1.9 billion, and approximately 63% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in

80	Freddie Mac

the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at both June 30, 2013 and December 31, 2012, approximately $1.2 billion were issued due to mortgage insurance rescission or mortgage insurance claim denial. In the near term, we expect to experience continued high rates of rescission and lower rates of recovery from mortgage insurers compared to periods before 2008.

For more information on our contractual remedies concerning breaches of representations and warranties, including (a) the impact of the expansion of our relief refinance initiative in late 2011 and during 2012, and (b) repurchase requests associated with mortgage insurance rescission, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” and “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or fail to honor any related indemnification or recourse obligations” in our 2012 Annual Report.

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. The loan review and appeal process is lengthy, but we have completed a substantial number of reviews and compiled initial results of our review of 2012 originations. Based on reviews completed through June 2013, the average aggregate deficiency rate across all seller/servicers for loans funded during 2012, 2011, and 2010 was approximately 3%, 5%, and 13%, respectively. The most common underwriting deficiencies found in our review of loans funded during 2012 were related to insufficient income and inadequate or missing documentation to support borrower qualification. As part of the 2013 Conservatorship Scorecard, FHFA set a goal for us to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. We are continuing our reviews of loans originated prior to 2009 in accordance with FHFA’s guidance.

During the first quarter of 2013, we entered into an agreement with GMAC Mortgage, LLC (in connection with its bankruptcy proceeding) to release specified loans from certain repurchase obligations in exchange for a one-time cash payment. Loans totaling approximately $0.7 billion in UPB were subject to this negotiated agreement.

Our estimate of recoveries from seller/servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. Such differences are reflected in our allowance for loan losses and impact the amount of the provision for credit losses that we record during a given period. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Because we are the master servicer and delegate the primary servicing function to our servicers, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans as of June 30, 2013, and together serviced approximately 38% of our single-family mortgage loans. We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have been facilitating the transfer of servicing from certain underperforming servicers to other servicers that specialize in workouts of problem loans. Some of these specialized servicers have grown rapidly in the last two years and now service an increasing number of our loans. We also seek remedies such as compensatory fees for underperformance.

We rely on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with the requirements of each jurisdiction.

81	Freddie Mac

In recent years, we made changes to our programs for reviewing the performance of our servicers. Under the programs, we pay incentives to servicers that exceed certain performance standards with respect to servicing delinquent loans, and also assess certain fees to compensate us for deficiencies in servicer performance. These fees are recorded in other expenses, and other income, respectively, within our consolidated statements of comprehensive income. These fees were not significant to our consolidated financial results for the first half of 2013. During the first quarter of 2013, we made additional changes that are designed to further encourage more timely resolution of problem loans.

Multifamily Mortgage Seller/Servicers

We acquire a significant portion of our multifamily purchase volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. For the six months ended June 30, 2013, our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC, accounted for 24% and 18%, respectively, of our multifamily purchase and guarantee issuance volume. Our top 10 multifamily sellers represented an aggregate of approximately 86% of our multifamily purchase and guarantee issuance volume for the six months ended June 30, 2013. A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. As of June 30, 2013, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 39% of this portfolio.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers fail to fulfill their obligation, we could experience increased credit losses.

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

As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims. The majority of our mortgage insurance exposure is concentrated with four counterparties, certain of which are under significant financial stress. A number of our mortgage insurers have exceeded risk to capital ratios required by their state insurance regulators. Given the difficulties in the mortgage insurance industry, we believe it is likely that other mortgage insurers may exceed their regulatory capital limit in the future. Although the financial condition of some of our primary mortgage insurance counterparties improved in recent periods, there is still a significant risk that these counterparties will fail to fully perform on their obligations to pay our claims. We continue to acquire new loans with mortgage insurance from these weaker mortgage insurers, to the extent they are continuing to issue new coverage.

The table below summarizes our exposure to mortgage insurers as of June 30, 2013. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of June 30, 2013, we had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.

82	Freddie Mac

Table 50 — Mortgage Insurance by Counterparty

			As of June 30, 2013
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B	Stable	$44.0	$1.6	$11.0	$	<0.1
Radian Guaranty Inc.	B	Stable	41.8	4.3	10.3		1.0
United Guaranty Residential Insurance Company	BBB	Stable	37.1	0.2	9.2		<0.1
Genworth Mortgage Insurance Corporation	B	Negative	27.6	0.3	6.9		0.1
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	16.2	0.6	4.0		0.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	12.9	0.8	3.2		0.1
Essent Guaranty, Inc.	BBB–	Stable	7.4	—	1.8		—
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	5.9	0.2	1.5		<0.1
CMG Mortgage Insurance Company	BBB–	Negative	2.8	<0.1	0.7		—

Total			$195.7	$8.0	$48.6		$1.3

(1)	Represents the rating for the holding company of our counterparty. Amounts include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of July 24, 2013. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.
(2)	These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “Table 4.5 — Recourse and Other Forms of Credit Protection” in “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further information.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.
(4)	In April 2013, PMI began paying valid claims 55% in cash and 45% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 50% in cash.
(5)	Under a plan announced in November 2012, RMIC is paying all valid claims settled on or after January 19, 2012, 60% in cash and 40% in deferred payment obligations.
(6)	In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator.

We received proceeds of $0.9 billion and $1.0 billion during the six months ended June 30, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers (including deferred payment obligations), net of associated reserves, of $0.7 billion and $0.8 billion at June 30, 2013 and December 31, 2012, respectively.

PMI, RMIC, and Triad are all under regulatory or court ordered supervision, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers continue to pay a portion of their respective claims in cash. However, the state regulators of these companies have generally not allowed them to pay their respective deferred payment obligations. If, as we expect, these insurers do not pay the full amount of their deferred payment obligations, we would lose a portion of the coverage from these counterparties shown in the table above.

Recently, some of our mortgage insurance counterparties have been able to obtain additional capital and we expect that they will continue to explore additional opportunities to further improve their capital position as the housing market improves. In February 2013, Arch Capital Group, Ltd announced that it has entered into an agreement to acquire certain assets from the PMI estate. This agreement received court approval in June 2013. In connection with the 2013 Conservatorship Scorecard, we expect to publish changes to the capital requirements for mortgage insurer eligibility during the second half of 2013. In addition to PMI, RMIC, and Triad, we believe that certain of our other mortgage insurance counterparties may be unable to meet the expected new requirements for mortgage insurer eligibility within our timeframes for doing so. As a result, our mortgage insurance exposure could become concentrated among a smaller number of counterparties in the future. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers” in our 2012 Annual Report.

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

83	Freddie Mac

Table 51 — Bond Insurance by Counterparty

			As of June 30, 2013
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(2)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$3,818	46%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1,485	18
National Public Finance Guarantee Corp.	BBB+	Positive	1,095	13
MBIA Insurance Corp.	B–	Positive	960	12
Assured Guaranty Municipal Corp.	A	Stable	779	10
Syncora Guarantee Inc. (Syncora)(3)	Not Rated	N/A	51	1
CIFG Assurance Corporation	Not Rated	N/A	30	<1

Total			$8,218	100%

(1)	Represents the rating and outlook of the corporate entity to which we have the greatest exposure, which in some cases is a holding company. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of July 24, 2013. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.
(2)	Represents maximum principal exposure to credit losses.
(3)	Ambac, FGIC, and Syncora are currently operating under regulatory or court ordered supervision.

We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are insolvent. FGIC is currently not paying any of its claims. On June 11, 2013, FGIC’s plan of rehabilitation was approved by the appropriate authorities. Under the plan, permitted claims will be paid 17% in cash and the remainder in deferred payment obligations. It has not yet been announced when the plan will become effective or when payments will begin. Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in the third quarter of 2012. For more information concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” in our 2012 Annual Report.

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

We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at June 30, 2013 and December 31, 2012. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.

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

Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank. As of June 30, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $55.1 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.

For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities.”

84	Freddie Mac

Agency and Non-Agency Mortgage-Related Security Issuers

Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in the first half of 2013 related to certain of our investments in non-agency mortgage-related securities. The servicing of loans underlying these securities is significantly concentrated with several counterparties and our ability to mitigate this concentration is limited. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.

At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in efforts to mitigate losses on our investments in these securities, in some cases in conjunction with other investors. We and FHFA reached settlements with General Electric Company and affiliates (in January 2013), and Citigroup Inc. and affiliates (in May 2013). In addition, on July 25, 2013 FHFA announced that it reached a settlement with UBS Americas, Inc. According to FHFA’s announcement, under the terms of the agreement, UBS will pay approximately $470 million to Freddie Mac to resolve certain claims related to securities sold to us between 2004 and 2007. Lawsuits with a number of other groups are currently pending. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. For more information on these efforts, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2012 Annual Report and “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2012 Annual Report.

Derivative Counterparties

We use exchange-traded derivatives, cleared derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to these derivatives. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives, as described below. For more information about the institutional credit risk associated with our use of derivatives, and our strategies to manage our exposures related to such risk, see “MD&A — RISK MANAGEMENT — Credit Risk —Institutional Credit Risk — Derivative Counterparties” in our 2012 Annual Report.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. The relative concentration of our derivative exposure among our primary OTC derivative counterparties remains high as compared to historical levels. This concentration has increased significantly since 2008 primarily due to industry consolidation and the failure or weakening of certain counterparties, and could further increase. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for additional information.

The Dodd-Frank Act requires central clearing and trading on exchanges or comparable trading facilities of many types of derivatives. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission has determined that the types of interest-rate swaps that we use most frequently are subject to the central clearing requirement, for transactions executed or modified on or after June 10, 2013. We refer to these interest-rate swaps as cleared derivatives. As a result, our exposure to the clearing organizations we use to clear such interest-rate derivatives, and to the members of the clearing organizations that administer our transactions once accepted for clearing, will increase over time. However, our exposure to individual counterparties associated with OTC interest-rate swaps will decrease over time.

The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). For OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. In addition, we have OTC interest-rate swap, option-based derivatives, and foreign-currency swap liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with OTC interest-rate swap, option-based derivatives, and foreign-currency swap counterparties, the amount of collateral that we are required to post is based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to

85	Freddie Mac

Freddie Mac with respect to the derivative transactions. At June 30, 2013, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 25 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2013, which includes both cash collateral held and posted by us, net.

Table 52 — Derivative Counterparty Credit Exposure

	As of June 30, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$47,347	$47	$11	5.5	$10 million or less
A+	4	72,425	1,204	9	5.8	$1 million or less
A	6	318,150	56	—	5.6	$1 million or less
A-	3	141,547	181	4	5.7	$1 million or less
BBB+	2	42,175	3	—	5.5	$ —

Subtotal	19	621,644	1,491	24	5.6
Exchange-traded and cleared derivatives		70,719	382	382
Commitments		38,271	309	309
Swap guarantee derivatives		3,594	—	—
Other derivatives(6)		9,071	—	—

Total derivatives		$743,299	$2,182	$715

	As of December 31, 2012
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$41,169	$—	$—	5.6	$10 million or less
A+	4	86,717	1,220	15	6.0	$1 million or less
A	5	343,353	734	32	5.8	$1 million or less
A-	4	148,271	6	22	5.7	$1 million or less
BBB+	1	42,643	—	—	6.0	$ —

Subtotal	18	662,153	1,960	69	5.8
Exchange-traded and cleared derivatives		42,673	66	66
Commitments		25,530	20	20
Swap guarantee derivatives		3,628	—	—
Other derivatives(6)		11,847	1	1

Total derivatives		$745,831	$2,047	$156

(1)	Ratings of our OTC interest-rate swap, options-based derivatives (excluding certain written options), and foreign-currency swap derivative counterparties. We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal, positions are shown netted at the counterparty level including accrued interest receivable/payable and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At June 30, 2013 and December 31, 2012, $460 million and $501 million, respectively, of non-cash collateral had been posted to us. We regularly review the market values of the securities pledged to us to minimize our exposure to loss. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For derivatives settled through an exchange or clearinghouse, excludes the effect of maintenance margin.
(6)	Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC derivatives varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.

Approximately 98% of our counterparty credit exposure for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was collateralized at June 30, 2013 (excluding amounts related to our posting of cash collateral in excess of

86	Freddie Mac

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

In the event a derivative counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if non-cash collateral posted to us by the defaulting counterparty and held by the custodian cannot be liquidated at prices that are sufficient to recover the amount of such exposure.

As noted above, on June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to exchange-traded and cleared derivatives was $382 million and $66 million as of June 30, 2013 and December 31, 2012, respectively, and does not include the effect of maintenance margin. In addition, we are required to post margin to our clearing firms. For information about margin we have posted in connection with exchange-traded and cleared derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”

The total exposure on our forward purchase and sale commitments, treated as derivatives for accounting purposes, was $309 million and $20 million at June 30, 2013 and December 31, 2012, respectively. Our exposure to commitments increased because of the effect of an increase in longer-term interest rates on the fair value of our forward sale commitments in the second quarter of 2013. Approximately 77% of our total exposure to commitments at June 30, 2013 settled in July 2013. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Selected European Sovereign and Non-Sovereign Exposures

The sovereign debt of Spain, Italy, Ireland, Portugal, Greece, and Cyprus (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely affected due to ongoing weaknesses in the economic and fiscal situations of those countries. As of June 30, 2013, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country. However, we believe a number of our counterparties have direct or indirect exposure to the troubled European countries. It is possible that continued adverse developments in Europe could significantly affect such counterparties, which in turn could adversely affect their ability to meet their obligations to us. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Selected European Sovereign and Non-Sovereign Exposures” in our 2012 Annual Report.

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

87	Freddie Mac

On May 6, 2013, our new Executive Vice President — Single-Family Business joined Freddie Mac. On July 9, 2013, our new Senior Vice President — Investments and Capital Markets joined Freddie Mac.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. As of June 30, 2013, we had one material weakness in our internal control over financial reporting, related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”

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

We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities. However, the costs and availability of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs and any future downgrades in our credit ratings or the credit ratings of the U.S. government. For more information, see “Other Debt Securities — Credit Ratings.”

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

Throughout the six months ended June 30, 2013, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. During the six months ended June 30, 2013, the majority of the funds used to cover our short-term cash liquidity needs was deposited with the Federal Reserve Bank, invested in short-term assets with a rating of A-1/P-1 or AAA, or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.

88	Freddie Mac

Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs” in our 2012 Annual Report.

Other Debt Securities

During the three months ended June 30, 2013, we had sufficient access to the debt markets due largely to support from the U.S. government. Our short-term debt was 26% of outstanding other debt at June 30, 2013 as compared to 22% at December 31, 2012.

Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of June 30, 2013, we estimate that the par value of our aggregate indebtedness totaled $525.8 billion, which was approximately $254.2 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three and six months ended June 30, 2013 and 2012.

Table 53 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$80,428	$77,920	$157,990	$142,083
Medium-term notes — non-callable	3,500	—	3,500	—

Total other short-term debt	83,928	77,920	161,490	142,083
Other long-term debt:
Medium-term notes — callable	19,996	7,375	39,271	44,873
Medium-term notes — non-callable	4,151	1,577	5,176	12,281
U.S. dollar Reference Notes® securities — non-callable	3,000	10,500	13,000	32,000

Total other long-term debt	27,147	19,452	57,447	89,154

Total other debt issued	$111,075	$97,372	$218,937	$231,237

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.

Other Debt Retirement Activities

We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time to help support the liquidity and predictability of the market for our other debt securities and to manage our mix of liabilities funding our assets.

The table below provides the par value, based on settlement dates, of other debt securities we repurchased and called during the three and six months ended June 30, 2013 and 2012.

Table 54 — Other Debt Security Repurchases and Calls(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Repurchases of outstanding medium-term notes	$1,549	$50	$1,746	$1,747
Calls of callable medium-term notes	11,687	31,979	35,029	81,007

(1)	Excludes debt securities of consolidated trusts held by third parties.

89	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of July 24, 2013.

Table 55 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA-
Preferred stock(4)	C	Ca	C/RR6
Outlook	Stable	Stable	Negative (for AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

Our credit ratings are primarily based on the support we receive from Treasury, and therefore, are affected by changes in the credit ratings of the U.S. government. S&P and Moody’s recently revised the outlook on the long-term debt ratings of the U.S. government and took corresponding actions on certain of our credit ratings.

•

On June 10, 2013, S&P affirmed our senior long-term debt and our subordinated debt ratings and revised the outlook on the ratings to stable from negative. This action followed S&P’s affirmation of the U.S. government’s “AA+” long-term debt rating and revision of its long-term rating outlook to stable from negative.

•

On July 18, 2013, Moody’s affirmed our senior long-term debt and subordinated debt ratings and revised the ratings outlook to stable from negative. This action accompanied Moody’s affirmation of the U.S. government’s “Aaa” long-term credit rating and revision of the rating outlook to stable from negative.

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

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $51.4 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2013. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2013, our non-mortgage-related securities consisted primarily of Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. While our holdings of unsecuritized performing single-family mortgage loans and CMBS are also potential sources of liquidity, we consider them to be less liquid than agency securities. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are considered to be illiquid due to market conditions

90	Freddie Mac

and the continued poor credit quality of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also considered to be illiquid.

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.

Cash Flows

Our cash and cash equivalents increased by $5.4 billion to $13.9 billion during the six months ended June 30, 2013, as compared to a decrease of $9.3 billion to $19.2 billion during the six months ended June 30, 2012. Cash flows provided by operating activities during the six months ended June 30, 2013 and 2012 were $6.4 billion and $6.6 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the six months ended June 30, 2013 and 2012 were $240.9 billion and $232.7 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the six months ended June 30, 2013 and 2012 were $241.9 billion and $248.6 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties.

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

At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.

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

Based on our Net Worth Amount at June 30, 2013, our dividend obligation to Treasury in September 2013 will be $4.4 billion. We paid dividends of $7.0 billion in cash on the senior preferred stock during the three months ended June 30, 2013, based on our Net Worth Amount at March 31, 2013. Through June 30, 2013, we have paid aggregate cash dividends to Treasury of $36.6 billion, an amount equal to 51% of our aggregate draws received under the Purchase Agreement.

At June 30, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury. Accordingly, while we have paid aggregate cash dividends to Treasury of $36.6 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.

For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2012 Annual Report.

91	Freddie Mac

FAIR VALUE BALANCE SHEETS AND ANALYSIS

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive. For additional information regarding our classification of assets, liabilities, and equity within the fair value hierarchy and the valuation techniques used to measure fair value, see “MD&A — FAIR VALUE MEASUREMENTS AND ANALYSIS” in our 2012 Annual Report and “NOTE 16: FAIR VALUE DISCLOSURES.”

Level 3 Recurring Fair Value Measurements

At June 30, 2013 and December 31, 2012, we measured and recorded: (a) 31% and 28% of total assets carried at fair value on a recurring basis; and (b) 8% and 7% of total liabilities carried at fair value on a recurring basis using unobservable inputs (Level 3). These percentages were calculated before the impact of counterparty and cash collateral netting. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation.

Consideration of Credit Risk in Our Valuation

We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.

We consider credit risk in our valuation of investments in securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as credit enhancements or other types of subordination and liquidity, where applicable. In cases where internally developed models are used, we maximize the use of market-based inputs or calibrate such inputs to market data. For a discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

Consolidated Fair Value Balance Sheets Analysis

The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at June 30, 2013 and December 31, 2012. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” in this

92	Freddie Mac

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

Judgments, assumptions and methodologies used by management may have a significant effect on our measurements of fair value, and the use of different judgments, assumptions and methodologies, as well as changes in market conditions, could have a material effect on the fair value of net assets presented on our consolidated fair value balance sheets. For example, the fair value of certain financial instruments is based on our current principal market (i.e., the market with the greatest volume and level of activity for the financial instruments) as of the dates presented. As market conditions change or new markets evolve, our principal market may change, which could significantly affect the fair value of those instruments.

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

93	Freddie Mac

Table 56 — Consolidated Fair Value Balance Sheets

	June 30, 2013		December 31, 2012
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$13.9	$13.9	$8.5	$8.5
Restricted cash and cash equivalents	1.1	1.1	14.6	14.6
Federal funds sold and securities purchased under agreements to resell	40.1	40.1	37.6	37.6
Investments in securities:
Available-for-sale, at fair value	154.7	154.7	174.9	174.9
Trading, at fair value	42.6	42.6	41.5	41.5

Total investments in securities	197.3	197.3	216.4	216.4

Mortgage loans:
Mortgage loans held by consolidated trusts	1,517.9	1,516.4	1,495.9	1,540.1
Unsecuritized mortgage loans	172.7	154.6	190.4	167.6

Total mortgage loans	1,690.6	1,671.0	1,686.3	1,707.7
Derivative assets, net	1.2	1.2	0.7	0.7
Other assets	23.3	23.2	25.8	25.8

Total assets	$1,967.5	$1,947.8	$1,989.9	$2,011.3

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,424.7	$1,440.4	$1,419.5	$1,487.1
Other debt	521.2	530.1	547.5	565.6

Total debt, net	1,945.9	1,970.5	1,967.0	2,052.7
Derivative liabilities, net	0.9	0.9	0.2	0.2
Other liabilities	13.4	18.4	13.8	16.7

Total liabilities	1,960.2	1,989.8	1,981.0	2,069.6

Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	2.4	14.1	0.9
Common stock	(79.1)	(116.7)	(77.5)	(131.5)

Total net assets	7.3	(42.0)	8.9	(58.3)

Total liabilities and net assets	$1,967.5	$1,947.8	$1,989.9	$2,011.3

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

Discussion of Fair Value Results

The table below summarizes the change in the fair value of net assets for the six months ended June 30, 2013.

Table 57 — Summary of Change in the Fair Value of Net Assets

Six Months Ended June 30, 2013
(in billions)
Beginning balance	$(58.3)
Changes in fair value of net assets, before capital transactions	29.1
Capital transactions:
Dividends and share issuances, net(1)	(12.8)

Ending balance	$(42.0)

(1)	We did not receive funds from Treasury for the six months ended June 30, 2013 under the Purchase Agreement.

During the six months ended June 30, 2013, the fair value of net assets, before capital transactions, increased by $29.1 billion, compared to a $5.2 billion increase during the six months ended June 30, 2012. The increase in the fair value of net assets, before capital transactions, during the six months ended June 30, 2013 was primarily due to an increase in the fair value of our single-family mortgage loans as the result of continued improvement in realized and expected home prices and improvement in the overall credit environment coupled with high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our non-agency single-family mortgage-related securities. See “Table 56 — Consolidated Fair Value Balance Sheets” for additional details.

When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. However, we believe such OAS widening has the effect of increasing the likelihood that, in future periods, we will

94	Freddie Mac

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

We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $87.0 billion and $74.2 billion at June 30, 2013 and December 31, 2012, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $303.2 billion and $291.5 billion in notional amount at June 30, 2013 and December 31, 2012, respectively.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $10.1 billion and $10.2 billion at June 30, 2013 and December 31, 2012, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At June 30, 2013 and December 31, 2012, there were no liquidity guarantee advances outstanding.

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

95	Freddie Mac

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

•

the effect of the restrictions and other terms of the conservatorship, the Purchase Agreement and the Warrant on our business, including payment of our dividend obligation on the senior preferred stock;

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

•

changes in the federal government’s fiscal and monetary policy (including the completion, modification or termination of the Federal Reserve’s program of purchasing Treasury securities and agency mortgage-related securities, or any sales of such securities, and any resulting impact on interest rates, home prices and the national economy);

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

•	the effect of the lengthening of the foreclosure timeline;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure, and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax guidance or in our accounting policies or estimates, and our ability to effectively implement any such changes in guidance, policies, or estimates;

96	Freddie Mac

•	changes in general regional, national, or international economic, business, or market conditions and competitive pressures, including changes in employment rates and interest rates;

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

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarter ended March 31, 2013, and our 2012 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their effects; and

•	market reactions to the foregoing.

97	Freddie Mac

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

Under an agreement with FHFA, we have committed to provide certain disclosures, including the interest-rate risk and credit risk sensitivity disclosures discussed below. FHFA has suspended certain other disclosure commitments under the agreement. For more information, see “MD&A — RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” in our 2012 Annual Report.

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

LEGISLATIVE AND REGULATORY MATTERS

Legislation Related to Freddie Mac and its Future Status

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac, Fannie Mae and the housing finance system.

Recent developments include the following:

•	In June 2013, the “Let the GSEs Pay Us Back Act of 2013” was introduced in the House of Representatives. The bill would amend Freddie Mac and Fannie Mae’s Purchase Agreements with Treasury to:

¡	terminate the dividends on the senior preferred stock;

¡

treat the funds received by a GSE from Treasury under the Purchase Agreement (including funds received prior to the amendment) as a fully amortizing loan from Treasury to the GSE with a maturity of 30 years and an annual interest rate of 5%; and

¡	credit the dividends previously paid by a GSE on the senior preferred stock as payments of principal and interest under such loan.

•

In June 2013, the “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the Senate with bi-partisan co-sponsors. The bill would substantially alter the current housing finance system. Among other things, the bill would:

¡

require the wind down of Freddie Mac and Fannie Mae. The companies’ charters would be repealed within five years of enactment (except for charter provisions relating to the rights of holders of the companies’ outstanding debt and mortgage-backed security obligations), and the companies would then not have authority to conduct new business. A full faith and credit U.S. government guarantee would be extended to the then outstanding debt obligations of the companies and mortgage-backed securities guaranteed by the companies;

¡

require that any proceeds from the wind down go first to Freddie Mac and Fannie Mae’s senior preferred shareholders, then preferred shareholders and then common shareholders, with the amount of proceeds to be paid to these shareholders to be determined by the U.S. government;

¡	set certain requirements relating to the disposition of the functions, activities, infrastructure and property of Freddie Mac and Fannie Mae; and

¡	decrease conforming loan limits in high cost areas and require the gradual reduction of Freddie Mac and Fannie Mae’s retained mortgage portfolios.

98	Freddie Mac

•

In July 2013, the “Protect American Taxpayers and Homeowners Act of 2013” was approved by the House Financial Services Committee. The bill would also substantially alter the current housing finance system. Among other things, the bill would:

¡

require FHFA to place Freddie Mac and Fannie Mae into receivership within five years of enactment (or potentially longer, in certain circumstances). The companies’ charters would be repealed at that time (except for charter provisions relating to the rights of holders of the companies’ outstanding debt and mortgage-backed security obligations), and the companies would then not have authority to conduct new business. A full faith and credit U.S. government guarantee would be extended to the then outstanding debt obligations of the companies and mortgage-backed securities guaranteed by the companies; and

¡

place certain restrictions on Freddie Mac and Fannie Mae’s activities prior to being placed into receivership, including decreasing conforming loan limits in high cost areas, gradually reducing the size of Freddie Mac and Fannie Mae’s retained mortgage portfolios to $250 billion each, and requiring the companies to enter into additional risk sharing transactions to cover at least 10% of their new single-family business each year. Under the bill, the companies would likely be required to increase their guarantee fees.

We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills might be enacted.

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

FHFA has informed us that we are required to implement the advisory bulletin by phasing in the adverse classification and charge-off requirements in 2014 and 2015, respectively. On January 31, 2013, we submitted a comprehensive implementation plan for the advisory bulletin to FHFA. We are currently working on several technology enhancement projects outlined in the plan. We also plan for additional projects in 2014.

We continue to work with FHFA and Fannie Mae to determine how to apply the guidance to loans that reperform after having previously been 180 days or more delinquent. Our historical experience shows that a significant number of single-family loans that are 180 days or more delinquent will subsequently return to a current payment status either under the original loan’s terms or after a modification is completed. As a result, we are continuing to assess the operational and accounting impacts of this advisory bulletin.

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Dodd-Frank Act has directly affected and will continue to directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that affect the activities of servicers, banks, savings institutions, insurance companies, securities dealers, and other regulated entities that are our customers and counterparties.

99	Freddie Mac

Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include a final rule published by the Office of the Comptroller of the Currency on June 25, 2013. This rule implements a Dodd-Frank Act provision that amends the statutory definition of “loans and extensions of credit” to include certain credit exposures arising from derivative transactions, repurchase agreements, reverse repurchase agreements, securities lending transactions, and securities borrowing transactions. This rule might limit the ability of certain counterparties to engage in derivatives and other credit transactions with us.

We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2012 Annual Report.

Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement

In the last two months, a number of lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Acting Director of FHFA challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Another lawsuit seeks to require us to make payments to an affordable housing trust fund managed by HUD, as discussed in “ LEGAL PROCEEDINGS.” It is possible that similar lawsuits will be filed in the future. Freddie Mac is not a party to these lawsuits. However, several lawsuits were recently filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See “NOTE 17: LEGAL CONTINGENCIES — Litigation Concerning the Purchase Agreement” for more information.

It is not possible for us to predict the outcome of these lawsuits, or the actions the U.S. government (including Treasury or FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business.

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

100	Freddie Mac

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

Duration Gap and PMVS Results

The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and six months ended June 30, 2013 and 2012. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.

Our PMVS-L (50 basis points) exposure at June 30, 2013 was $239 million, which increased compared to December 31, 2012 primarily due to an increase in our convexity exposure. On an average basis for the three and six months ended June 30, 2013, our PMVS-L (50 basis points) was $335 million and $295 million, respectively, primarily resulting from our negative convexity exposure on our mortgage assets.

To improve the accuracy of our models, we make changes to the underlying assumptions or modeling techniques on a periodic basis.

101	Freddie Mac

Table 58 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
June 30, 2013				$22	$239	$867
December 31, 2012				$61	$209	$737

	Three Months Ended June 30,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.1	$23	$335	0.0	$18	$156
Minimum	(1.2)	$1	$182	(0.5)	$1	$58
Maximum	1.6	$68	$586	0.6	$55	$292
Standard deviation	0.6	$17	$74	0.2	$13	$53

	Six Months Ended June 30,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.0	$23	$295	0.0	$17	$189
Minimum	(1.2)	$—	$152	(0.5)	$1	$58
Maximum	1.6	$68	$586	0.6	$57	$379
Standard deviation	0.5	$15	$79	0.2	$13	$61

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(2.0) billion at June 30, 2013, an increase of $1.1 billion from December 31, 2012. The increase was primarily driven by hedging an increase in the duration of our mortgage assets caused by the increase in interest rates during 2013.

Table 59 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
June 30, 2013	$2,244	$239	$(2,005)
December 31, 2012	$1,102	$209	$(893)

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from

102	Freddie Mac

FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting. For more information, see “CONTROLS AND PROCEDURES — Management’s Report on Internal Control Over Financial Reporting” in our 2012 Annual Report.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2013

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	David B. Lowman, our new Executive Vice President — Single-Family Business, joined Freddie Mac on May 6, 2013.

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting

As described above in “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of June 30, 2013 that we have not remediated.

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

In view of our mitigating actions related to this material weakness, we believe that our interim consolidated financial statements for the quarter ended June 30, 2013 have been prepared in conformity with GAAP.

103	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

104	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,097	$16,806	$28,601	$34,274
Unsecuritized	2,017	2,224	4,026	4,536

Total mortgage loans	16,114	19,030	32,627	38,810
Investments in securities	2,019	2,777	4,176	5,715
Other	12	21	30	34

Total interest income	18,145	21,828	36,833	44,559

Interest expense
Debt securities of consolidated trusts	(11,709)	(14,625)	(23,739)	(29,878)
Other debt	(2,170)	(2,660)	(4,432)	(5,476)

Total interest expense	(13,879)	(17,285)	(28,171)	(35,354)
Expense related to derivatives	(122)	(157)	(253)	(319)

Net interest income	4,144	4,386	8,409	8,886
Benefit (provision) for credit losses	623	(155)	1,126	(1,980)

Net interest income after benefit (provision) for credit losses	4,767	4,231	9,535	6,906

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	28	(1)	62	(5)
Gains (losses) on retirement of other debt	25	(45)	(7)	(66)
Gains (losses) on debt recorded at fair value	3	62	15	45
Derivative gains (losses)	1,362	(882)	1,737	(1,938)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(18)	(135)	(39)	(610)
Portion of other-than-temporary impairment recognized in AOCI	(26)	37	(48)	(52)

Net impairment of available-for-sale securities recognized in earnings	(44)	(98)	(87)	(662)
Other gains (losses) on investment securities recognized in earnings	(497)	(356)	(773)	(644)
Other income (loss)	(199)	569	133	1,003

Non-interest income (loss)	678	(751)	1,080	(2,267)

Non-interest expense
Salaries and employee benefits	(211)	(227)	(419)	(403)
Professional services	(134)	(81)	(243)	(152)
Occupancy expense	(14)	(14)	(27)	(28)
Other administrative expenses	(85)	(79)	(187)	(155)

Total administrative expenses	(444)	(401)	(876)	(738)
Real estate owned operations income (expense)	110	30	104	(141)
Other expenses	(164)	(165)	(350)	(253)

Non-interest expense	(498)	(536)	(1,122)	(1,132)

Income before income tax benefit	4,947	2,944	9,493	3,507
Income tax benefit	41	76	76	90

Net income	4,988	3,020	9,569	3,597

Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(717)	(238)	1,563	909
Changes in unrealized gains (losses) related to cash flow hedge relationships	84	107	174	218
Changes in defined benefit plans	2	3	22	(43)

Total other comprehensive income (loss), net of taxes and reclassification adjustments	(631)	(128)	1,759	1,084

Comprehensive income	$4,357	$2,892	$11,328	$4,681

Net income	$4,988	$3,020	$9,569	$3,597
Undistributed net worth sweep and senior preferred stock dividends	(4,357)	(1,808)	(11,328)	(3,612)

Net income (loss) attributable to common stockholders	$631	$1,212	$(1,759)	$(15)

Net income (loss) per common share — basic and diluted	$0.19	$0.37	$(0.54)	$—
Weighted average common shares outstanding (in thousands) — basic and diluted	3,237,825	3,239,711	3,238,411	3,240,627

The accompanying notes are an integral part of these consolidated financial statements.

105	Freddie Mac

FREDDIE MAC

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$13,867	$8,513
Restricted cash and cash equivalents (includes $471 and $14,289, respectively, related to our consolidated VIEs)	1,066	14,592
Federal funds sold and securities purchased under agreements to resell (includes $27,150 and $19,250, respectively, related to our consolidated VIEs)	40,149	37,563
Investments in securities:
Available-for-sale, at fair value (includes $90 and $132, respectively, pledged as collateral that may be repledged)	154,705	174,896
Trading, at fair value (includes $314 and $0, respectively, pledged as collateral that may be repledged)	42,626	41,492

Total investments in securities	197,331	216,388
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $3,222 and $4,919, respectively)	1,517,887	1,495,932
Unsecuritized (net of allowances for loan losses of $23,068 and $25,788, respectively)	161,022	176,177

Total held-for-investment mortgage loans, net	1,678,909	1,672,109
Held-for-sale, at fair value	11,696	14,238

Total mortgage loans, net	1,690,605	1,686,347
Accrued interest receivable (includes $5,183 and $5,426, respectively, related to our consolidated VIEs)	6,458	6,875
Derivative assets, net	1,175	657
Real estate owned, net (includes $46 and $45, respectively, related to our consolidated VIEs)	4,051	4,378
Deferred tax assets, net	—	778
Other assets (Note 19) (includes $5,685 and $7,986, respectively, related to our consolidated VIEs)	12,816	13,765

Total assets	$1,967,518	$1,989,856

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $4,805 and $5,142, respectively, related to our consolidated VIEs)	$7,151	$7,710
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $75 and $70 at fair value, respectively)	1,424,732	1,419,524
Other debt (includes $1,508 and $2,187 at fair value, respectively)	521,184	547,518

Total debt, net	1,945,916	1,967,042
Derivative liabilities, net	871	178
Other liabilities (Note 19) (includes $163 and $1, respectively, related to our consolidated VIEs)	6,223	6,099

Total liabilities	1,960,161	1,981,029

Commitments and contingencies (Notes 9, 14, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,039,533 shares and 650,033,623 shares outstanding, respectively	—	—
Additional paid-in capital	1	1
Retained earnings (accumulated deficit)	(74,025)	(70,796)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $3,155 and $6,606, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	119	(1,444)
Cash flow hedge relationships	(1,142)	(1,316)
Defined benefit plans	(156)	(178)

Total AOCI, net of taxes	(1,179)	(2,938)
Treasury stock, at cost, 75,824,353 shares and 75,830,263 shares, respectively	(3,885)	(3,885)

Total equity (deficit) (See NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) for information on our dividend obligation to Treasury)	7,357	8,827

Total liabilities and equity (deficit)	$1,967,518	$1,989,856

The accompanying notes are an integral part of these consolidated financial statements.

106	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(UNAUDITED)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,597	—	—	3,597
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,084	—	1,084

Comprehensive income	—	—	—	—	—	—	—	3,597	1,084	—	4,681
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(3,616)	—	—	(3,616)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)

Ending balance at June 30, 2012	1	464	650	$72,336	$14,109	$—	$1	$(74,564)	$(6,911)	$(3,885)	$1,086

Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	9,569	—	—	9,569
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,759	—	1,759

Comprehensive income	—	—	—	—	—	—	—	9,569	1,759	—	11,328
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(12,798)	—	—	(12,798)

Ending balance at June 30, 2013	1	464	650	$72,336	$14,109	$—	$1	$(74,025)	$(1,179)	$(3,885)	$7,357

The accompanying notes are an integral part of these consolidated financial statements.

107	Freddie Mac

FREDDIE MAC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$9,569	$3,597
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative gains	(3,574)	(98)
Asset related amortization — premiums, discounts, and basis adjustments	2,868	1,862
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(3,909)	(2,231)
Net discounts paid on retirements of other debt	(1,453)	(346)
Net premiums received from issuance of debt securities of consolidated trusts	2,092	2,416
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(55)	71
(Benefit) provision for credit losses	(1,126)	1,980
Losses on investment activity	1,413	882
Gains on debt recorded at fair value	(15)	(45)
Deferred income tax benefit	(81)	(101)
Purchases of held-for-sale mortgage loans	(12,875)	(10,462)
Sales of mortgage loans acquired as held-for-sale	14,790	10,446
Repayments of mortgage loans acquired as held-for-sale	68	31
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(620)	(625)
Change in:
Accrued interest receivable	417	602
Accrued interest payable	(512)	(510)
Income taxes receivable or payable	5	119
Other, net	(593)	(1,022)

Net cash provided by operating activities	6,409	6,566

Cash flows from investing activities
Purchases of trading securities	(30,548)	(12,005)
Proceeds from sales of trading securities	22,754	7,466
Proceeds from maturities of trading securities	4,208	14,896
Purchases of available-for-sale securities	(1,558)	(2,821)
Proceeds from sales of available-for-sale securities	4,050	1,242
Proceeds from maturities of available-for-sale securities	18,610	19,049
Purchases of held-for-investment mortgage loans	(48,707)	(32,837)
Repayments of mortgage loans acquired as held-for-investment	252,720	240,799
Decrease in restricted cash	13,526	17,823
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	4,752	5,886
Net increase in federal funds sold and securities purchased under agreements to resell	(2,586)	(26,814)
Derivative premiums and terminations and swap collateral, net	3,641	53

Net cash provided by investing activities	240,862	232,737

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	55,104	60,505
Repayments of debt securities of consolidated trusts held by third parties	(259,061)	(226,720)
Proceeds from issuance of other debt	359,356	365,365
Repayments of other debt	(384,513)	(444,255)
Increase in liquidation preference of senior preferred stock	—	165
Payment of cash dividends on senior preferred stock	(12,798)	(3,616)
Excess tax benefits associated with stock-based awards	—	1
Payments of low-income housing tax credit partnerships notes payable	(5)	(8)

Net cash used in financing activities	(241,917)	(248,563)

Net increase (decrease) in cash and cash equivalents	5,354	(9,260)
Cash and cash equivalents at beginning of period	8,513	28,442

Cash and cash equivalents at end of period	$13,867	$19,182

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$34,408	$39,105
Net derivative interest carry	1,700	2,210
Income taxes	—	(108)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	213,790	163,676
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	213,790	163,676
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to consolidation of variable interest entities for which we are the primary beneficiary	(1,891)	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	9	—

The accompanying notes are an integral part of these consolidated financial statements.

108	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Annual Report.

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans, which are funded by debt issuances and hedged using derivatives. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business strategy is to purchase multifamily mortgage loans for aggregation and then securitization. See “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report for additional information.

We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) minimizing our credit losses; (c) developing mortgage market enhancements in support of a new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving overall efficiency. Our business objectives reflect direction we have received from the Conservator, including the 2013 Conservatorship Scorecard. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2012 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair presentation of our unaudited consolidated financial statements.

We recorded the cumulative effect of the correction of certain miscellaneous errors related to previously reported periods in the three and six months ended June 30, 2013. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ended December 31, 2013, or to the trend of earnings.

109	Freddie Mac

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

Single-Family Loan Loss Reserve Severity

During the second quarter of 2013, we updated our method of estimating loss severity rates for single-family loan loss reserves to change from the most recent six months of sales experience on our distressed property dispositions to the most recent three months of sales experience on our distressed property dispositions. This change did not have a material impact on our consolidated financial statements.

Earnings Per Common Share

The August 2012 amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Senior Preferred Stock” for additional information regarding the Capital Reserve Amount. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in the period in which it is determinable for the senior preferred stock as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is generally declared and paid in the following period and recorded as a reduction to equity in the period declared.

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

110	Freddie Mac

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

111	Freddie Mac

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

Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio

The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $553 billion at December 31, 2013 and was $521 billion at June 30, 2013. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. FHFA has stated that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio. The 2013 Conservatorship Scorecard includes a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance (exclusive of agency securities, multifamily held-for-sale loans, and single-family loans purchased for cash) by selling 5% of mortgage-related assets.

Government Support for our Business

We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At March 31, 2013, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended June 30, 2013. Since conservatorship began through June 30, 2013, we have paid cash dividends of $36.6 billion to Treasury at the direction of the Conservator.

At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2013.

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

Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheet the assets and liabilities of these trusts. At both June 30, 2013 and December 31, 2012, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion, as

112	Freddie Mac

measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $9.9 billion and $11.0 billion at June 30, 2013 and December 31, 2012, respectively.

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

113	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	June 30, 2013
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans (3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$48	$—	$18	$109
Investments in securities:
Available-for-sale, at fair value	—	46,493	103,931	—	—
Trading, at fair value	2	8,956	9,131	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	56,754	—
Held-for-sale	—	—	—	11,696	—
Accrued interest receivable	—	269	310	285	7
Other assets	—	677	1	748	467
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(37)
Other liabilities	—	(800)	(50)	(25)	(621)
Maximum Exposure to Loss	$2	$61,171	$115,792	$69,501	$10,669
Total Assets of Non-Consolidated VIEs(4)	$570	$71,522	$705,150	$118,269	$23,932

	December 31, 2012
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans(3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$24	$—	$22	$119
Investments in securities:
Available-for-sale, at fair value	—	58,515	110,583	—	—
Trading, at fair value	292	10,354	10,617	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	62,245	—
Held-for-sale	—	—	—	14,238	—
Accrued interest receivable	—	324	350	326	7
Derivative assets, net	—	—	—	—	1
Other assets	—	558	2	381	482
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(667)	(2)	(29)	(635)
Maximum Exposure to Loss	$292	$51,045	$128,475	$77,213	$10,871
Total Assets of Non-Consolidated VIEs(4)	$10,901	$59,302	$768,704	$130,512	$25,004

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale. See “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information regarding our asset-backed investments and non-Freddie Mac securities.
(2)	Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss includes accrued interest receivable associated with these loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about our unsecuritized multifamily loans.
(4)	Except for unsecuritized multifamily loans, this represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. For unsecuritized multifamily loans, this represents the fair value of the property serving as collateral for the loan. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities backed by our PCs in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

114	Freddie Mac

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

The table below summarizes the types of loans on our consolidated balance sheets as of June 30, 2013 and December 31, 2012.

Table 4.1 — Mortgage Loans

	June 30, 2013			December 31, 2012
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$121,371	$1,383,214	$1,504,585	$131,061	$1,356,030	$1,487,091
Interest-only	1,949	6,354	8,303	2,445	8,874	11,319

Total fixed-rate	123,320	1,389,568	1,512,888	133,506	1,364,904	1,498,410

Adjustable-rate
Amortizing	2,187	65,893	68,080	2,630	67,067	69,697
Interest-only	5,807	26,988	32,795	7,323	31,590	38,913

Total adjustable-rate	7,994	92,881	100,875	9,953	98,657	108,610

Other Guarantee Transactions	—	9,389	9,389	—	10,407	10,407
FHA/VA and other governmental	1,106	2,966	4,072	1,285	3,062	4,347

Total single-family	132,420	1,494,804	1,627,224	144,744	1,477,030	1,621,774

Multifamily:(1)
Fixed-rate	59,090	446	59,536	66,384	448	66,832
Adjustable-rate	10,216	—	10,216	10,182	—	10,182
Other governmental	3	—	3	3	—	3

Total multifamily	69,309	446	69,755	76,569	448	77,017

Total UPB of mortgage loans	201,729	1,495,250	1,696,979	221,313	1,477,478	1,698,791

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,305)	25,859	20,554	(5,376)	23,373	17,997
Fair value adjustments on loans held-for-sale(2)	(638)	—	(638)	266	—	266
Allowance for loan losses on mortgage loans held-for-investment	(23,068)	(3,222)	(26,290)	(25,788)	(4,919)	(30,707)

Total mortgage loans, net	$172,718	$1,517,887	$1,690,605	$190,415	$1,495,932	$1,686,347

Mortgage loans, net:
Held-for-investment	$161,022	$1,517,887	$1,678,909	$176,177	$1,495,932	$1,672,109
Held-for-sale	11,696	—	11,696	14,238	—	14,238

Total mortgage loans, net	$172,718	$1,517,887	$1,690,605	$190,415	$1,495,932	$1,686,347

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.
(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.

During the three months ended June 30, 2013 and 2012, we purchased $126.9 billion and $86.8 billion, respectively, in UPB of single-family mortgage loans and $0.1 billion during each of these periods in UPB of multifamily loans that were classified as held-for-investment. During the six months ended June 30, 2013 and 2012, we purchased $256.6 billion and $189.6 billion, respectively, in UPB of single-family mortgage loans and $0.4 billion during each of these periods in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have significant reclassifications of mortgage loans into held-for-sale from held-for-investment during the three and six months ended June 30, 2013.

115	Freddie Mac

Credit Quality of Mortgage Loans

We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both June 30, 2013 and December 31, 2012, based on data collected by us at loan delivery, approximately 14%, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at the time of origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.

Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of June 30, 2013				As of December 31, 2012
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$744,698	$292,721	$162,499	$1,199,918	$699,386	$309,099	$188,048	$1,196,533
15-year amortizing fixed-rate(3)	263,016	25,178	6,860	295,054	249,666	18,473	5,433	273,572
Adjustable-rate(4)	53,696	8,351	2,845	64,892	50,764	10,341	4,845	65,950
Alt-A, interest-only, and option ARM(5)	29,568	22,929	35,432	87,929	27,642	24,030	52,057	103,729

Total single-family loans	$1,090,978	$349,179	$207,636	1,647,793	$1,027,458	$361,943	$250,383	1,639,784

Multifamily loans				57,406				63,032

Total recorded investment of held-for-investment loans				$1,705,199				$1,702,816

(1)	The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time. The value of a property at origination is based on: (a) for purchase mortgages, either the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price; or (b) for refinance mortgages, a third-party appraisal. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.
(2)	The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 10.8% and 12.7% as of June 30, 2013 and December 31, 2012, respectively.
(3)	The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of June 30, 2013 and December 31, 2012, we have categorized UPB of approximately $44.0 billion and $43.4 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. For reporting purposes: (a) loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification; and (b) loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.

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

116	Freddie Mac

Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserves

Our loan loss reserve consists of: (a) our allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets; and (b) our reserve for guarantee losses associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk.

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

The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.

117	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2013				2012
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$24,089	$4,089	$121	$28,299	$30,436	$7,139	$196	$37,771
Provision (benefit) for credit losses	(591)	77	(4)	(518)	(1,157)	1,334	—	177
Charge-offs(2)	(2,193)	(142)	(3)	(2,338)	(3,074)	(226)	(3)	(3,303)
Recoveries(2)	504	24	—	528	456	29	—	485
Transfers, net(3)	1,053	(826)	(1)	226	2,188	(2,018)	(2)	168

Ending balance	$22,862	$3,222	$113	$26,197	$28,849	$6,258	$191	$35,298

Multifamily:
Beginning balance	$308	$1	$31	$340	$489	$—	$36	$525
Provision (benefit) for credit losses	(103)	(1)	(1)	(105)	(33)	—	11	(22)
Charge-offs(2)	1	—	—	1	(7)	—	—	(7)

Ending balance	$206	$—	$30	$236	$449	$—	$47	$496

Total:
Beginning balance	$24,397	$4,090	$152	$28,639	$30,925	$7,139	$232	$38,296
Provision (benefit) for credit losses	(694)	76	(5)	(623)	(1,190)	1,334	11	155
Charge-offs(2)	(2,192)	(142)	(3)	(2,337)	(3,081)	(226)	(3)	(3,310)
Recoveries(2)	504	24	—	528	456	29	—	485
Transfers, net(3)	1,053	(826)	(1)	226	2,188	(2,018)	(2)	168

Ending balance	$23,068	$3,222	$143	$26,433	$29,298	$6,258	$238	$35,794

	Six Months Ended June 30,
	2013				2012
	Allowance for Loan Losses				Allowance for Loan Losses
	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total	Unsecuritized	Held By Consolidated Trusts	Reserve for Guarantee Losses(1)	Total
	(in millions)
Single-family:
Beginning balance	$25,449	$4,918	$141	$30,508	$30,406	$8,351	$159	$38,916
Provision (benefit) for credit losses	(1,654)	687	(20)	(987)	(888)	2,867	42	2,021
Charge-offs(2)	(4,677)	(312)	(5)	(4,994)	(6,499)	(475)	(6)	(6,980)
Recoveries(2)	1,127	59	—	1,186	955	45	—	1,000
Transfers, net(3)	2,617	(2,130)	(3)	484	4,875	(4,530)	(4)	341

Ending balance	$22,862	$3,222	$113	$26,197	$28,849	$6,258	$191	$35,298

Multifamily:
Beginning balance	$339	$1	$42	$382	$506	$—	$39	$545
Provision (benefit) for credit losses	(133)	(1)	(5)	(139)	(49)	—	8	(41)
Charge-offs(2)	(1)	—	—	(1)	(8)	—	—	(8)
Recoveries(2)	1	—	—	1	—	—	—	—
Transfers, net	—	—	(7)	(7)	—	—	—	—

Ending balance	$206	$—	$30	$236	$449	$—	$47	$496

Total:
Beginning balance	$25,788	$4,919	$183	$30,890	$30,912	$8,351	$198	$39,461
Provision (benefit) for credit losses	(1,787)	686	(25)	(1,126)	(937)	2,867	50	1,980
Charge-offs(2)	(4,678)	(312)	(5)	(4,995)	(6,507)	(475)	(6)	(6,988)
Recoveries(2)	1,128	59	—	1,187	955	45	—	1,000
Transfers, net(3)	2,617	(2,130)	(10)	477	4,875	(4,530)	(4)	341

Ending balance	$23,068	$3,222	$143	$26,433	$29,298	$6,258	$238	$35,794

Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.46%				1.94%

(1)	Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.
(2)	Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $68 million and $74 million for the three months ended June 30, 2013 and 2012, respectively, and $125 million and $175 million for the six months ended June 30, 2013 and 2012, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
(3)	Consists of: (a) approximately $0.8 billion and $2.0 billion during the three months ended June 30, 2013 and 2012, respectively, and $2.1 billion and $4.5 billion during the six months ended June 30, 2013 and 2012, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $219 million and $159 million during the three months ended June 30, 2013 and 2012, respectively, and $476 million and $330 million during the six months ended June 30, 2013 and 2012, respectively, attributable to capitalization of past due interest on modified mortgage loans; and (c) $8 million and $9 million during the three months ended June 30, 2013 and 2012, respectively, and $8 million and $10 million during the six months ended June 30, 2013 and 2012, respectively, of other transfers.

118	Freddie Mac

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

Table 4.4 — Net Investment in Mortgage Loans

	June 30, 2013			December 31, 2012
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,555,065	$55,557	$1,610,622	$1,550,493	$60,836	$1,611,329
Individually evaluated	92,728	1,849	94,577	89,291	2,196	91,487

Total recorded investment	1,647,793	57,406	1,705,199	1,639,784	63,032	1,702,816

Ending balance of the allowance for loan losses:
Collectively evaluated	(7,979)	(73)	(8,052)	(12,432)	(135)	(12,567)
Individually evaluated	(18,105)	(133)	(18,238)	(17,935)	(205)	(18,140)

Total ending balance of the allowance	(26,084)	(206)	(26,290)	(30,367)	(340)	(30,707)

Net investment in mortgage loans	$1,621,709	$57,200	$1,678,909	$1,609,417	$62,692	$1,672,109

A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.5% and 12.8% of the recorded investment in such loans at June 30, 2013 and December 31, 2012, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% and 0.3% of the recorded investment in such loans as of June 30, 2013 and December 31, 2012, respectively.

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

119	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Single-family:
Primary mortgage insurance	$195,699	$188,419	$48,585	$46,685
Lender recourse and indemnifications	7,439	7,875	7,157	7,718
Pool insurance(3)	5,722	7,307	1,294	1,355
HFA indemnification(4)	4,596	6,270	3,323	3,323
Subordination(5)	2,797	2,960	441	503
Other credit enhancements	53	62	53	62

Total	$216,306	$212,893	$60,853	$59,646

Multifamily:
HFA indemnification(4)	$940	$1,112	$699	$699
Subordination(5)	52,367	40,549	8,920	6,698
Other credit enhancements	6,956	7,235	2,098	2,263

Total	$60,263	$48,896	$11,717	$9,660

(1)	Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $12.7 billion and $13.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of June 30, 2013 and December 31, 2012, respectively, for which the information was not available.
(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.
(3)	Maximum coverage amounts presented have been limited to the remaining UPB at period end. Excludes approximately $2.3 billion and $3.3 billion in UPB at June 30, 2013 and December 31, 2012, respectively, where the related loans are also covered by primary mortgage insurance.
(4)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds related to the HFA initiative, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.
(5)	Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding those backed by state and local HFA bonds related to the HFA initiative. Excludes mortgage-related securities where subordination coverage was exhausted. Maximum coverage amounts are limited to the remaining UPB.

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

We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to shift a significant portion of expected credit losses to private investors through the sale of subordinate tranches.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.1 billion and $4.3 billion as of June 30, 2013 and December 31, 2012, respectively.

NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS

Individually Impaired Loans

Individually impaired single-family loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include performing and non-performing TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-performing loans, which are applied consistently for multifamily loans and single-family loan classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report.

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

120	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at June 30, 2013				For The Three Months Ended June 30, 2013			For The Six Months Ended June 30, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,262	$3,363	$—	$3,363	$3,342	$107	$10	$3,304	$206	$20
15-year amortizing fixed-rate(3)	62	31	—	31	30	2	—	30	3	1
Adjustable rate(4)	21	14	—	14	13	—	—	13	—	—
Alt-A, interest-only, and option ARM(5)	1,814	1,010	—	1,010	974	19	3	927	36	5

Total with no specific allowance recorded	8,159	4,418	—	4,418	4,359	128	13	4,274	245	26

With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	70,711	69,625	(13,895)	55,730	68,830	540	84	68,128	1,053	155
15-year amortizing fixed-rate(3)	1,162	1,156	(43)	1,113	1,087	12	3	1,085	24	6
Adjustable rate(4)	907	900	(91)	809	844	5	2	840	11	3
Alt-A, interest-only, and option ARM(5)	16,964	16,629	(4,076)	12,553	16,484	97	27	16,505	188	42

Total with specific allowance recorded	89,744	88,310	(18,105)	70,205	87,245	654	116	86,558	1,276	206

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	76,973	72,988	(13,895)	59,093	72,172	647	94	71,432	1,259	175
15-year amortizing fixed-rate(3)	1,224	1,187	(43)	1,144	1,117	14	3	1,115	27	7
Adjustable rate(4)	928	914	(91)	823	857	5	2	853	11	3
Alt-A, interest-only, and option ARM(5)	18,778	17,639	(4,076)	13,563	17,458	116	30	17,432	224	47

Total single-family(7)	$97,903	$92,728	$(18,105)	$74,623	$91,604	$782	$129	$90,832	$1,521	$232

Multifamily —
With no specific allowance recorded(8)	$1,010	$983	$—	$983	$985	$13	$6	$1,076	$27	$12
With specific allowance recorded	868	866	(133)	733	866	12	9	907	24	19

Total multifamily	$1,878	$1,849	$(133)	$1,716	$1,851	$25	$15	$1,983	$51	$31

Total single-family and multifamily	$99,781	$94,577	$(18,238)	$76,339	$93,455	$807	$144	$92,815	$1,572	$263

121	Freddie Mac

	Balance at December 31, 2012				For The Three Months Ended June 30, 2012			For The Six Months Ended June 30, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,582	$3,236	$—	$3,236	$3,025	$82	$12	$3,075	$161	$25
15-year amortizing fixed-rate(3)	64	30	—	30	21	2	—	21	3	—
Adjustable rate(4)	19	12	—	12	5	—	—	5	—	—
Alt-A, interest-only, and option ARM(5)	1,799	857	—	857	826	13	4	841	29	6

Total with no specific allowance recorded	8,464	4,135	—	4,135	3,877	97	16	3,942	193	31

With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	67,473	66,501	(13,522)	52,979	47,700	335	83	46,360	646	138
15-year amortizing fixed-rate(3)	1,134	1,125	(55)	1,070	359	4	2	345	8	3
Adjustable rate(4)	883	874	(107)	767	289	1	1	273	3	2
Alt-A, interest-only, and option ARM(5)	16,946	16,656	(4,251)	12,405	12,554	63	23	12,234	132	37

Total with specific allowance recorded	86,436	85,156	(17,935)	67,221	60,902	403	109	59,212	789	180

Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	74,055	69,737	(13,522)	56,215	50,725	417	95	49,435	807	163
15-year amortizing fixed-rate(3)	1,198	1,155	(55)	1,100	380	6	2	366	11	3
Adjustable rate (4)	902	886	(107)	779	294	1	1	278	3	2
Alt-A, interest-only, and option ARM(5)	18,745	17,513	(4,251)	13,262	13,380	76	27	13,075	161	43

Total single-family(7)	$94,900	$89,291	$(17,935)	$71,356	$64,779	$500	$125	$63,154	$982	$211

Multifamily —
With no specific allowance recorded(8)	$978	$966	$—	$966	$1,109	$15	$9	$1,263	$31	$18
With specific allowance recorded	1,248	1,230	(205)	1,025	1,404	18	14	1,498	36	29

Total multifamily	$2,226	$2,196	$(205)	$1,991	$2,513	$33	$23	$2,761	$67	$47

Total single-family and multifamily	$97,126	$91,487	$(18,140)	$73,347	$67,292	$533	$148	$65,915	$1,049	$258

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.
(2)	Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased out of PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.
(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(4)	Includes balloon/reset mortgage loans and excludes option ARMs.
(5)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(6)	Consists primarily of mortgage loans classified as TDRs.
(7)	As of June 30, 2013 and December 31, 2012 includes $89.7 billion and $86.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.2 billion and $8.5 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.
(8)	Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

122	Freddie Mac

Interest income foregone on individually impaired loans was $0.6 billion and $1.3 billion for the three and six months ended June 30, 2013, respectively, compared to $0.6 billion and $1.1 billion for the three and six months ended June 30, 2012, respectively.

Mortgage Loan Performance

We do not accrue interest on loans three months or more past due.

The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

Table 5.2 — Payment Status of Mortgage Loans(1)

	June 30, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,137,239	$20,976	$6,656	$35,047	$1,199,918	$34,904
15-year amortizing fixed-rate(2)	292,419	1,334	284	1,017	295,054	1,015
Adjustable-rate(3)	63,021	576	156	1,139	64,892	1,136
Alt-A, interest-only, and option ARM(4)	70,645	3,163	1,234	12,887	87,929	12,850

Total single-family	1,563,324	26,049	8,330	50,090	1,647,793	49,905

Total multifamily	57,374	5	—	27	57,406	1,154

Total single-family and multifamily	$1,620,698	$26,054	$8,330	$50,117	$1,705,199	$51,059

	December 31, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,125,996	$21,509	$8,051	$40,977	$1,196,533	$40,833
15-year amortizing fixed-rate(2)	270,730	1,320	338	1,184	273,572	1,177
Adjustable-rate(3)	63,736	614	212	1,388	65,950	1,383
Alt-A, interest-only, and option ARM(4)	82,438	3,439	1,582	16,270	103,729	16,237

Total single-family	1,542,900	26,882	10,183	59,819	1,639,784	59,630

Total multifamily	63,000	—	2	30	63,032	1,457

Total single-family and multifamily	$1,605,900	$26,882	$10,185	$59,849	$1,702,816	$61,087

(1)	Based on recorded investment in the loan. Mortgage loans that have been modified are not counted as past due as long as the borrower is current under the modified terms. The payment status of a loan may be affected by temporary timing differences, or lags, in the reporting of this information to us by our servicers.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans and excludes option ARMs.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of June 30, 2013, there were $1.3 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.

When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $4.8 billion and $10.6 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three and six months ended June 30, 2013, respectively, compared to $7.5 billion and $16.7 billion during the three and six months ended June 30, 2012, respectively.

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

123	Freddie Mac

Table 5.3 — Delinquency Rates(1)

	June 30, 2013	December 31, 2012
Single-family:
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	2.27%	2.62%
Total number of seriously delinquent loans	210,368	244,533
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	5.63%	6.83%
Total number of seriously delinquent loans	74,047	90,747
Other Guarantee Transactions:(2)
Serious delinquency rate	10.34%	10.60%
Total number of seriously delinquent loans	15,770	17,580
Total single-family:
Serious delinquency rate	2.79%	3.25%
Total number of seriously delinquent loans	300,185	352,860
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.04%	0.10%
UPB of delinquent loans (in millions)	$29	$76
Credit-enhanced portfolio:
Delinquency rate	0.15%	0.36%
UPB of delinquent loans (in millions)	$88	$172
Total Multifamily:
Delinquency rate	0.09%	0.19%
UPB of delinquent loans (in millions)	$117	$248

(1)	Single-family mortgage loans that have been modified are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.
(2)	Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics, but some single-family Other Guarantee Transactions may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(3)	Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions. Excludes mortgage loans that have been modified as long as the borrower is less than two monthly payments past due under the modified contractual terms.

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

During the three and six months ended June 30, 2013, approximately 57% and 56% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 37% and 39%, respectively, involved principal forbearance in addition to interest rate reductions and term extensions. During the three and six months ended June 30, 2013, the average term extension was 156 and 151 months and the average interest rate reduction was 2.2% and 2.3%, respectively, on completed single-family loan modifications classified as TDRs.

TDR Activity and Performance

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three and six months ended June 30, 2013 and 2012, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

124	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate(2)	21,911	$3,538	20,492	$3,642	44,392	$7,233	35,564	$6,285
15-year amortizing fixed-rate	2,709	187	1,103	105	4,597	330	2,065	192
Adjustable-rate(3)	989	142	558	107	1,678	260	1,009	192
Alt-A, interest-only, and option ARM(4)	4,040	920	4,931	1,239	8,707	2,008	8,656	2,200

Total Single-family	29,649	4,787	27,084	5,093	59,374	9,831	47,294	8,869

Multifamily	2	42	10	95	5	73	14	117

Total	29,651	$4,829	27,094	$5,188	59,379	$9,904	47,308	$8,986

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the three and six months ended June 30, 2013 was $4.8 billion and $9.8 billion, respectively, compared to $5.1 billion and $8.8 billion during the three and six months ended June 30, 2012, respectively.
(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(3)	Includes balloon/reset mortgage loans.
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

The table below presents the volume of payment defaults (i.e., loans that became two months delinquent or completed a loss event) of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. Substantially all of our completed single-family loan modifications classified as a TDR during the six months ended June 30, 2013 resulted in a modified loan with a fixed interest rate.

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family
20 and 30-year or more, amortizing fixed-rate(3)	3,612	$670	4,149	$765	6,783	$1,263	9,037	$1,684
15-year amortizing fixed-rate	127	15	205	21	217	24	437	45
Adjustable-rate	49	9	102	22	103	20	200	44
Alt-A, interest-only, and option ARM(4)	551	147	840	221	1,062	282	1,888	499

Total single-family	4,339	$841	5,296	$1,029	8,165	$1,589	11,562	$2,272

Multifamily	—	$—	1	$6	—	$—	2	$8

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default. A payment default occurs when a borrower either: (a) became two or more months delinquent; or (b) completed a loss event, such as a short sale or foreclosure transfer. We only include payment defaults for a single loan once during each quarterly period within a year; however, a single loan will be reflected more than once if the borrower experienced another payment default in a subsequent quarterly period.
(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of June 30.
(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”
(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio.”

In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the six months ended June 30, 2013 and 2012, 4,158 and 4,676 of such loans, respectively, with a post-TDR recorded investment of $693 million and $747 million, respectively, experienced a payment default.

Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as TDR for other reasons). During the six months ended June 30, 2013, 10,327 of such loans (with a post-TDR recorded investment of $1.7 billion) experienced a payment default.

125	Freddie Mac

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

Table 6.1 — REO(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance — REO	$4,365	$5,544	$4,407	$5,827
Additions	1,427	1,640	2,988	3,640
Dispositions	(1,719)	(2,345)	(3,322)	(4,628)

Ending balance — REO	4,073	4,839	4,073	4,839

Beginning balance, valuation allowance	(42)	(90)	(29)	(147)
Change in valuation allowance	20	60	7	117

Ending balance, valuation allowance	(22)	(30)	(22)	(30)

Ending balance — REO, net	$4,051	$4,809	$4,051	$4,809

(1)	In the fourth quarter of 2012, we revised our presentation of REO activity to include the initial estimated costs to sell within REO activities rather than within the change in valuation allowance. Prior period amounts have been revised to conform to current period presentation.

The REO balance, net at June 30, 2013 and December 31, 2012 associated with single-family properties was $4.0 billion and $4.3 billion, respectively, and the balance associated with multifamily properties was $54 million and $64 million, respectively. The Southeast region represented approximately 34% and 30% of our single-family REO additions during the three months ended June 30, 2013 and 2012, respectively, based on the number of properties, and the North Central region represented approximately 31% and 34% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 44,623 properties and 49,071 properties at June 30, 2013 and December 31, 2012, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.

Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments and recoveries, we recognized gains of $237 million and $181 million on REO dispositions during the three months ended June 30, 2013 and 2012, respectively, and $396 million and $261 million on REO dispositions during the six months ended June 30, 2013 and 2012, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $(6) million and $(26) million during the three months ended June 30, 2013 and 2012, respectively, and $17 million and $(24) million during the six months ended June 30, 2013 and 2012, respectively.

REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the six months ended June 30, 2013 and 2012 was $2.8 billion and $3.5 billion, respectively.

126	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES

The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At June 30, 2013 and December 31, 2012, all available-for-sale securities are mortgage-related securities.

Table 7.1 — Available-For-Sale Securities

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$43,919	$2,692	$(118)	$46,493
Fannie Mae	11,807	809	(3)	12,613
Ginnie Mae	163	22	—	185
CMBS	43,221	2,821	(285)	45,757
Subprime	33,058	228	(5,282)	28,004
Option ARM	7,047	224	(635)	6,636
Alt-A and other	10,384	308	(637)	10,055
Obligations of states and political subdivisions	4,253	50	(22)	4,281
Manufactured housing	671	32	(22)	681

Total available-for-sale securities	$154,523	$7,186	$(7,004)	$154,705

December 31, 2012
Available-for-sale securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709

Total available-for-sale securities	$177,118	$10,162	$(12,384)	$174,896

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

127	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
June 30, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$3,381	$—	$(82)	$(82)	$1,645	$—	$(36)	$(36)	$5,026	$—	$(118)	$(118)
Fannie Mae	398	—	(1)	(1)	20	—	(2)	(2)	418	—	(3)	(3)
CMBS	1,296	—	(68)	(68)	2,152	(16)	(201)	(217)	3,448	(16)	(269)	(285)
Subprime	924	(50)	—	(50)	25,280	(4,464)	(768)	(5,232)	26,204	(4,514)	(768)	(5,282)
Option ARM	449	(13)	—	(13)	3,722	(608)	(14)	(622)	4,171	(621)	(14)	(635)
Alt-A and other	1,552	(28)	(10)	(38)	4,826	(448)	(151)	(599)	6,378	(476)	(161)	(637)
Obligations of states and political subdivisions	816	(2)	(16)	(18)	32	—	(4)	(4)	848	(2)	(20)	(22)
Manufactured housing	129	(2)	(1)	(3)	118	(15)	(4)	(19)	247	(17)	(5)	(22)

Total available-for-sale securities in a gross unrealized loss position	$8,945	$(95)	$(178)	$(273)	$37,795	$(5,551)	$(1,180)	$(6,731)	$46,740	$(5,646)	$(1,358)	$(7,004)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2012	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,811	$—	$(25)	$(25)	$1,872	$—	$(27)	$(27)	$3,683	$—	$(52)	$(52)
Fannie Mae	170	—	—	—	55	—	(2)	(2)	225	—	(2)	(2)
CMBS	340	—	(3)	(3)	3,425	(22)	(156)	(178)	3,765	(22)	(159)	(181)
Subprime	298	(23)	—	(23)	25,676	(7,830)	(1,276)	(9,106)	25,974	(7,853)	(1,276)	(9,129)
Option ARM	82	(3)	—	(3)	5,182	(1,759)	(23)	(1,782)	5,264	(1,762)	(23)	(1,785)
Alt-A and other	50	(4)	—	(4)	7,938	(961)	(236)	(1,197)	7,988	(965)	(236)	(1,201)
Obligations of states and political subdivisions	37	—	(1)	(1)	45	—	(2)	(2)	82	—	(3)	(3)
Manufactured housing	46	—	—	—	222	(26)	(5)	(31)	268	(26)	(5)	(31)

Total available-for-sale securities in a gross unrealized loss position	$2,834	$(30)	$(29)	$(59)	$44,415	$(10,598)	$(1,727)	$(12,325)	$47,249	$(10,628)	$(1,756)	$(12,384)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.
(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

At June 30, 2013, total gross unrealized losses on available-for-sale securities were $7.0 billion. The gross unrealized losses relate to 1,122 individual lots representing 1,065 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

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

As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during the three and six months ended June 30, 2013 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of

128	Freddie Mac

comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at June 30, 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	June 30, 2013
			Alt-A(1)
	Subprime First Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$1,033	$102	$641	$406	$1,420
Weighted average collateral defaults(3)	38%	28%	13%	35%	23%
Weighted average collateral severities(4)	61%	51%	48%	46%	39%
Weighted average voluntary prepayment rates(5)	6%	7%	11%	7%	8%
Average credit enhancement(6)	39%	6%	14%	16%	13%
2005:
UPB	$4,207	$2,376	$848	$681	$3,306
Weighted average collateral defaults(3)	50%	39%	22%	46%	29%
Weighted average collateral severities(4)	63%	55%	49%	51%	43%
Weighted average voluntary prepayment rates(5)	3%	7%	9%	6%	8%
Average credit enhancement(6)	47%	4%	1%	22%	2%
2006:
UPB	$17,318	$5,216	$433	$891	$972
Weighted average collateral defaults(3)	58%	50%	30%	54%	31%
Weighted average collateral severities(4)	65%	57%	50%	57%	41%
Weighted average voluntary prepayment rates(5)	2%	5%	8%	5%	9%
Average credit enhancement(6)	7%	(4)%	1%	(7)%	(3)%
2007:
UPB	$19,050	$3,496	$144	$1,135	$241
Weighted average collateral defaults(3)	58%	51%	48%	52%	49%
Weighted average collateral severities(4)	65%	57%	55%	54%	51%
Weighted average voluntary prepayment rates(5)	2%	5%	6%	6%	6%
Average credit enhancement(6)	7%	6%	—%	(17)%	—%
Total:
UPB	$41,608	$11,190	$2,066	$3,113	$5,939
Weighted average collateral defaults(3)	56%	48%	23%	49%	29%
Weighted average collateral severities(4)	65%	57%	49%	53%	42%
Weighted average voluntary prepayment rates(5)	2%	5%	9%	6%	8%
Average credit enhancement(6)	12%	1%	5%	(1)%	4%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the underlying loans of these securities were permitted to include a small percentage of subprime second-lien loans.
(3)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.
(4)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.
(5)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(6)	Reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own; divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when collateral losses that have yet to be applied to the tranches exceed the remaining credit enhancement, if any. The level of credit enhancement, including those securities with negative values, has been considered in our assessment of other-than temporary impairment.

Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.

129	Freddie Mac

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$(19)	$(10)	$(35)
Subprime	(13)	(58)	(46)	(499)
Option ARM	(5)	(18)	(5)	(66)
Alt-A and other	(25)	(2)	(25)	(59)
Manufactured housing	(1)	(1)	(1)	(3)

Total net impairment of available-for-sale securities recognized in earnings	$(44)	$(98)	$(87)	$(662)

(1)	Includes $16 million of other-than-temporary impairments recognized in earnings for the three and six months ended June 30, 2013, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to April 1, 2013, April 1, 2012, January 1, 2013, and January 1, 2012, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$16,332	$16,214	$16,745	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	—	27	16	40
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	28	71	55	622
Reductions:
Amounts related to securities which were sold, written off or matured	(389)	(384)	(805)	(656)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(109)	(1)	(109)	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(90)	(64)	(130)	(116)

Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$15,772	$15,863	$15,772	$15,863

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

130	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$76	$34	$76	$34
Fannie Mae	—	1	16	13
CMBS	124	6	207	82
Option ARM	—	3	—	3
Alt-A and other	46	—	46	—
Obligations of states and political subdivisions	10	—	12	1

Total mortgage-related securities gross realized gains	256	44	357	133

Gross realized gains	256	44	357	133

Gross realized losses
Mortgage related securities:
Subprime	(2)	—	(2)	—

Total mortgage-related securities gross realized losses	(2)	—	(2)	—

Gross realized losses	(2)	—	(2)	—

Net realized gains (losses)	$254	$44	$355	$133

Maturities of Available-For-Sale Securities

The table below summarizes the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-For-Sale Securities(1)

June 30, 2013	Amortized Cost	Fair Value
	(in millions)
Available-for-sale securities:
Due within 1 year or less	$54	$54
Due after 1 through 5 years	1,960	2,089
Due after 5 through 10 years	1,162	1,225
Due after 10 years	151,347	151,337

Total available-for-sale securities	$154,523	$154,705

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.

Trading Securities

The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.

Table 7.8 — Trading Securities

	June 30, 2013	December 31, 2012
	(in millions)
Mortgage-related securities:
Freddie Mac	$8,956	$10,354
Fannie Mae	8,860	10,338
Ginnie Mae	113	131
Other	165	156

Total mortgage-related securities	18,094	20,979

Non-mortgage-related securities:
Asset-backed securities	2	292
Treasury bills	—	1,160
Treasury notes	24,530	19,061

Total non-mortgage-related securities	24,532	20,513

Total fair value of trading securities	$42,626	$41,492

131	Freddie Mac

With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of June 30, 2013.

For the three and six months ended June 30, 2013, we recorded net unrealized losses on trading securities held at those dates of $0.7 billion and $1.1 billion, respectively. For the three and six months ended June 30, 2012, we recorded net unrealized losses on trading securities held at those dates of $0.4 billion and $0.8 billion, respectively.

Total trading securities include $1.0 billion and $1.2 billion of hybrid financial assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of June 30, 2013 and December 31, 2012, respectively. Gains (losses) on trading securities on our consolidated statements of comprehensive income include losses of $(65) million and $(87) million related to these hybrid financial securities for the three and six months ended June 30, 2013, respectively. Gains (losses) on trading securities on our consolidated statements of comprehensive income include losses of $(38) million and $(89) million related to these hybrid financial securities for the three and six months ended June 30, 2012, respectively.

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

Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of June 30, 2013, we estimate that the par value of our aggregate indebtedness totaled $525.8 billion, which was approximately $254.2 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.

In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.

The table below summarizes the interest expense and the balances of total debt, net.

Table 8.1 — Total Debt, Net

	Interest Expense For The
	Three Months Ended June 30,		Six Months Ended June 30,		Balance, Net(1)
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
	(in millions)				(in millions)
Other debt:
Short-term debt	$45	$43	$89	$83	$135,984	$117,889
Long-term debt:
Senior debt	2,118	2,610	4,328	5,379	384,807	429,245
Subordinated debt	7	7	15	14	393	384

Total long-term debt	2,125	2,617	4,343	5,393	385,200	429,629

Total other debt	2,170	2,660	4,432	5,476	521,184	547,518
Debt securities of consolidated trusts held by third parties	11,709	14,625	23,739	29,878	1,424,732	1,419,524

Total debt, net	$13,879	$17,285	$28,171	$35,354	$1,945,916	$1,967,042

(1)	Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $1.5 billion and $2.2 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at June 30, 2013 and December 31, 2012.

132	Freddie Mac

During the three months ended June 30, 2013 and 2012, we recognized fair value gains (losses) of $0 million and $62 million, respectively, on our foreign-currency denominated debt, of which $(6) million and $55 million, respectively, are gains (losses) related to foreign-currency translation. During the six months ended June 30, 2013 and 2012, we recognized fair value gains (losses) of $9 million and $45 million, respectively, on our foreign-currency denominated debt, of which $(1) million and $36 million, respectively, are gains (losses) related to foreign-currency translation.

Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either June 30, 2013 or December 31, 2012.

Table 8.2 — Other Debt

	June 30, 2013			December 31, 2012
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$132,530	$132,484	0.13%	$117,930	$117,889	0.15%
Medium-term notes	3,500	3,500	0.16	—	—	—

Total other short-term debt	$136,030	$135,984	0.13	$117,930	$117,889	0.15

Other long-term debt:
Original maturities on or before December 31,
2013	$49,706	$49,720	1.59%	$115,577	$115,527	1.66%
2014	79,951	79,846	1.87	85,798	85,665	1.78
2015	56,886	56,868	1.76	52,968	52,927	1.91
2016	49,138	49,223	2.58	38,882	38,954	3.14
2017	51,968	51,978	2.16	57,664	57,676	2.08
Thereafter	102,106	97,565	2.54	83,653	78,880	2.97

Total other long-term debt(3)	389,755	385,200	2.12	434,542	429,629	2.15

Total other debt	$525,785	$521,184		$552,472	$547,518

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.
(3)	Balance, net for other long-term debt includes callable debt of $102.3 billion and $102.1 billion at June 30, 2013 and December 31, 2012, respectively.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

133	Freddie Mac

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2013				December 31, 2012
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2013 – 2048	$953,925	$978,776	4.26%	2013 – 2048	$960,176	$982,718	4.53%
20-year fixed-rate	2013 – 2033	75,248	77,660	3.89	2013 – 2033	73,902	76,079	4.09
15-year fixed-rate	2013 – 2028	270,356	277,205	3.32	2013 – 2028	257,083	263,244	3.59
Adjustable-rate	2013 – 2047	62,156	63,442	2.72	2013 – 2047	62,424	63,649	2.88
Interest-only(4)	2026 – 2041	25,623	25,677	4.03	2026 – 2041	31,588	31,642	4.37
FHA/VA	2013 – 2041	1,431	1,452	5.68	2013 – 2041	1,638	1,663	5.67

Total single-family		1,388,739	1,424,212			1,386,811	1,418,995
Multifamily(5)	2018 – 2019	446	520	4.96	2018 – 2019	448	529	4.96

Total debt securities of consolidated trusts held by third parties(6)		$1,389,185	$1,424,732			$1,387,259	$1,419,524

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.
(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.
(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	Balance, Net includes interest-only securities recorded at fair value.
(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.21% and 3.49% as of June 30, 2013 and December 31, 2012, respectively.

Line of Credit

At both June 30, 2013 and December 31, 2012, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at June 30, 2013 and December 31, 2012. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

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

NOTE 9: DERIVATIVES

Use and Types of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

•	synthetically create callable and non-callable funding;

•	adjust or rebalance our funding mix in response to changes in the interest-rate characteristics of our mortgage-related assets; and

•	hedge foreign-currency exposure.

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

134	Freddie Mac

In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, swap guarantee, and credit derivatives.

We classify these derivatives into three categories: (a) exchange-traded derivatives; (b) cleared derivatives; and (c) OTC derivatives. Cleared derivatives refer to those interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.

For additional information regarding our use of derivatives, and the types of derivatives that we use, see “NOTE 10: DERIVATIVES” in our 2012 Annual Report. For a discussion of our significant accounting policies related to derivatives, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2012 Annual Report.

Derivative Assets and Liabilities at Fair Value

The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	At June 30, 2013			At December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets(1)	Liabilities(1)		Assets(1)	Liabilities(1)
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$287,264	$6,820	$(2,296)	$275,099	$13,782	$(97)
Pay-fixed	283,249	3,742	(17,814)	270,092	177	(30,147)
Basis (floating to floating)	300	3	—	2,300	6	—

Total interest-rate swaps	570,813	10,565	(20,110)	547,491	13,965	(30,244)
Option-based:
Call swaptions
Purchased	38,288	3,726	—	37,650	7,360	—
Written	6,195	—	(366)	6,195	—	(749)
Put Swaptions
Purchased	26,050	386	—	43,200	288	—
Other option-based derivatives(2)	28,339	1,143	(1)	31,540	2,449	(1)

Total option-based	98,872	5,255	(367)	118,585	10,097	(750)
Futures	25,219	24	(8)	41,123	37	(2)
Foreign-currency swaps	498	10	—	1,167	73	(6)
Commitments	38,271	309	(394)	25,530	20	(47)
Credit derivatives	6,032	—	(4)	8,307	1	(5)
Swap guarantee derivatives	3,594	—	(33)	3,628	—	(35)

Total derivatives not designated as hedging instruments	743,299	16,163	(20,916)	745,831	24,193	(31,089)
Netting adjustments(3)		(14,988)	20,045		(23,536)	30,911

Total derivative portfolio, net	$743,299	$1,175	$(871)	$745,831	$657	$(178)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net. Excludes $460 million and $501 million of non-cash collateral held at June 30, 2013 and December 31, 2012, respectively.
(2)	Primarily includes purchased interest-rate caps and floors.
(3)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable (payable) were $6.0 billion and $(8) million, respectively, at June 30, 2013. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(1.0) billion and $(0.8) billion at June 30, 2013 and December 31, 2012, respectively, which was mainly related to interest-rate swaps.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable, and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net.

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

135	Freddie Mac

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

At June 30, 2013 and December 31, 2012, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable, related to OTC derivatives. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for further information related to our derivative counterparties.

Gains and Losses on Derivatives

The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(4)	$(10)	$(11)	$(15)
U.S. dollar denominated	(5,975)	5,454	(8,258)	2,871

Total receive-fixed swaps	(5,979)	5,444	(8,269)	2,856
Pay-fixed	9,704	(7,953)	13,568	(4,161)
Basis (floating to floating)	(3)	3	(3)	7

Total interest-rate swaps	3,722	(2,506)	5,296	(1,298)

Option based:
Call swaptions
Purchased	(1,342)	2,538	(1,860)	1,344
Written	273	(447)	382	(77)
Put swaptions
Purchased	75	(188)	128	(222)
Written	—	4	—	6
Other option-based derivatives(2)	(228)	369	(309)	148

Total option-based	(1,222)	2,276	(1,659)	1,199
Futures	17	136	55	71
Foreign-currency swaps	5	(56)	—	(47)
Commitments	(230)	229	(121)	172
Swap guarantee derivatives	3	1	5	3

Subtotal	2,295	80	3,576	100
Accrual of periodic settlements:(3)
Receive-fixed interest-rate swaps(4)	888	864	1,826	1,643
Pay-fixed interest-rate swaps	(1,821)	(1,828)	(3,666)	(3,686)
Foreign-currency swaps	—	1	—	4
Other	—	1	1	1

Total accrual of periodic settlements	(933)	(962)	(1,839)	(2,038)

Total	$1,362	$(882)	$1,737	$(1,938)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.
(2)	Primarily includes purchased interest-rate caps and floors.
(3)	For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(4)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At June 30, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. For the three and six months ended June 30, 2013 and 2012, no amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount

136	Freddie Mac

excluded from effectiveness testing). Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives. In the three months ended June 30, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $123 million and $158 million, respectively, related to closed cash flow hedges. In the six months ended June 30, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $255 million and $323 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES

Derivative Portfolio

Derivative Counterparties

Our use of exchange-traded derivatives, cleared derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and maintenance margin with our clearing firm in connection with exchange-traded derivatives and cleared derivatives, such as futures contracts and cleared swaps, exposes us to institutional credit risk in the event that our clearing firm or the exchange’s financial clearinghouse fail to meet their obligations. The use of exchange-traded derivatives and cleared derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.

Our use of OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps is subject to internal credit and legal reviews. All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties, clearing organizations, and clearing firms to confirm that they continue to meet our internal risk management standards.

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral to us for the amount of our net exposure to them above the counterparty’s collateral posting threshold. Collateral posting thresholds are tied to a counterparty’s credit rating. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

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

Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $24 million and $69 million at June 30, 2013 and December 31, 2012, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2013, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $24 million. Four counterparties each accounted for greater than 10% and collectively accounted for 96% of our net uncollateralized exposure to derivative counterparties, excluding exchange-traded and cleared derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at June 30, 2013. These counterparties were Toronto Dominion Bank, HSBC Bank USA, JPMorgan Chase Bank and Royal Bank of Scotland,

137	Freddie Mac

all of which were rated “A-” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of July 24, 2013.

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $309 million and $20 million at June 30, 2013 and December 31, 2012, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

Table 10.1 — Offsetting of Financial Assets and Liabilities

	June 30, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$16,716	$(16,232)	$484	$(460)	$24
Other(3)	691	—	691	—	691

Total derivatives	17,407	(16,232)	1,175	(460)	715

Securities purchased under agreements to resell	40,149	—	40,149	(40,149)	—

Total	$57,556	$(16,232)	$41,324	$(40,609)	$715

Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(22,457)	$22,266	$(191)	$—	$(191)
Other(3)	(680)	—	(680)	—	(680)

Total	$(23,137)	$22,266	$(871)	$—	$(871)

	December 31, 2012
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$25,515	$(24,945)	$570	$(501)	$69
Other(3)	87	—	87	—	87

Total derivatives	25,602	(24,945)	657	(501)	156

Securities purchased under agreements to resell	37,563	—	37,563	(37,563)	—

Total	$63,165	$(24,945)	$38,220	$(38,064)	$156

Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(33,233)	$33,150	$(83)	$—	$(83)
Other(3)	(95)	—	(95)	—	(95)

Total	$(33,328)	$33,150	$(178)	$—	$(178)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.
(2)	For derivatives, includes cash collateral posted or held in excess of exposure.
(3)	Includes exchange-traded and cleared derivatives, commitments, swap guarantee derivatives, certain written options and credit derivatives.

138	Freddie Mac

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Also, most derivative instruments are subject to collateral posting thresholds as prescribed by the collateral agreements with our counterparties. Under the derivative collateral agreements, U.S. Treasury securities, Freddie Mac mortgage-related securities, and cash may be pledged. We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize our exposure to losses. We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.0 billion and $1.5 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, we had $460 million and $501 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. Also, at June 30, 2013 and December 31, 2012, we had $1.0 billion and $1.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.

In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at June 30, 2013 and December 31, 2012 was $168 million and $158 million, respectively.

We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. We did not hold any federal funds sold at June 30, 2013 and December 31, 2012.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2013, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.

The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 10.2 — Collateral in the Form of Securities Pledged

	June 30, 2013	December 31, 2012
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,586	$10,390
Available-for-sale securities	90	132
Trading securities	314	—
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	—	148

Total securities pledged	$10,990	$10,670

(1)	Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

139	Freddie Mac

Securities Pledged with the Ability of the Secured Party to Repledge

At June 30, 2013, we pledged securities with the ability of the secured party to repledge of $11.0 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at June 30, 2013, we pledged $0.5 billion in connection with derivative transactions.

At December 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2012, we pledged $65 million in connection with derivative transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At June 30, 2013 and December 31, 2012, we pledged securities, without the ability of the secured party to repledge, of $0 million and $148 million, respectively, at a clearinghouse in connection with our securities transactions.

Cash Pledged

At June 30, 2013, we pledged $7.5 billion of collateral in the form of cash and cash equivalents, of which $7.1 billion related to our OTC derivative agreements as we had $7.2 billion of such derivatives in a net loss position. At December 31, 2012, we pledged $9.8 billion of collateral in the form of cash and cash equivalents, of which $9.7 billion related to our OTC derivative agreements as we had $9.7 billion of such derivatives in a net loss position. The remaining $420 million and $110 million was posted at clearinghouses in connection with our securities and derivatives transactions at June 30, 2013 and December 31, 2012, respectively. The aggregate fair value of all OTC derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2013, was $7.2 billion for which we posted collateral of $7.1 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2013, we would be required to post an additional $0.1 billion of collateral to our counterparties.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

No cash was received from Treasury under the Purchase Agreement in the second quarter of 2013, because we had positive net worth at March 31, 2013 and, consequently, FHFA did not request a draw on our behalf. At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3.0 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at June 30, 2013, our dividend obligation to Treasury in September 2013 will be $4.4 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2012 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of June 30, 2013 and December 31, 2012, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.

Stock-Based Compensation

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three or six months ended June 30, 2013. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report.

For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at June 30, 2013 and 2012 were out of the money and excluded from the computation of dilutive potential common shares for the three and six months ended June 30, 2013 and 2012, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.

Dividends Declared

No common dividends were declared during the six months ended June 30, 2013. During the three months ended March 31, 2013 and June 30, 2013, we paid dividends of $5.8 billion and $7.0 billion, respectively, in cash on the senior

140	Freddie Mac

preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2013.

Accumulated Other Comprehensive Income

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Six Months Ended June 30, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	1,738	—	18	1,756
Amounts reclassified from accumulated other comprehensive income	(175)	174	4	3

Changes in AOCI by component	1,563	174	22	1,759

Ending balance	$119	$(1,142)	$(156)	$(1,179)

	Six Months Ended June 30, 2012
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(6,213)	$(1,730)	$(52)	$(7,995)
Other comprehensive income before reclassifications(3)	566	—	(47)	519
Amounts reclassified from accumulated other comprehensive income(4)	343	218	4	565

Changes in AOCI by component	909	218	(43)	1,084

Ending balance	$(5,304)	$(1,512)	$(95)	$(6,911)

(1)	The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings. See “NOTE 7: INVESTMENTS IN SECURITIES” for more information.
(2)	The amounts reclassified from AOCI represent the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. See “NOTE 9: DERIVATIVES” for more information about our derivatives.
(3)	For the six months ended June 30, 2013 and 2012, net of tax expense of $936 million and $304 million, respectively, for AOCI related to available-for-sale securities.
(4)	For the six months ended June 30, 2012, net of tax benefit of $185 million for AOCI related to available-for-sale securities and net of tax benefit of $105 million for AOCI related to cash flow hedge relationships.

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

141	Freddie Mac

Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Income
	(in millions)
AOCI related to available-for-sale securities
	$254	$355	Other gains (losses) on investment securities recognized in earnings
	(44)	(87)	Net impairment of available-for-sale securities recognized in earnings

	210	268	Total before tax
	(72)	(93)	Tax (expense) or benefit

	138	175	Net of tax

AOCI related to cash flow hedge relationships
	(1)	(2)	Interest expense — Other debt
	(122)	(253)	Expense related to derivatives

	(123)	(255)	Total before tax
	39	81	Tax (expense) or benefit

	(84)	(174)	Net of tax

AOCI related to defined benefit plans
	(2)	(4)	Salaries and employee benefits
	—	—	Tax (expense) or benefit

	(2)	(4)	Net of tax

Total reclassifications in the period	$52	$(3)	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.1 billion and $1.5 billion at June 30, 2013 and 2012, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $251 million, net of taxes, of the $1.1 billion of cash flow hedge losses in AOCI at June 30, 2013 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 21 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at June 30, 2013 will be reclassified to earnings over the next five and ten years, respectively.

NOTE 12: INCOME TAXES

Income Tax Benefit

For the three months ended June 30, 2013 and 2012, we reported an income tax benefit of $41 million and $76 million, respectively, resulting in effective tax rates of (0.8)% and (2.6)%, respectively. For the six months ended June 30, 2013 and 2012, we reported an income tax benefit of $76 million and $90 million, respectively, resulting in effective tax rates of (0.8)% and (2.6)%, respectively. Our effective tax rate was different from the statutory rate of 35% primarily due to the valuation allowance on our net deferred tax assets.

Deferred Tax Assets and Liabilities

At June 30, 2013, our valuation allowance on our net deferred tax assets was $28.6 billion. The remaining $64 million of net deferred tax liability represents the tax effect of net unrealized gains on our available-for-sale securities.

The table below presents the balances of significant deferred tax assets, liabilities, and the valuation allowance at June 30, 2013 and December 31, 2012.

142	Freddie Mac

Table 12.1 — Deferred Tax Assets and Liabilities

	June 30, 2013	December 31, 2012
	(in millions)
Deferred tax assets:
Deferred fees	$4,464	$4,330
Basis differences related to derivative instruments	8,601	10,294
Credit related items and allowance for loan losses	4,968	6,785
Unrealized (gains) losses related to available-for-sale securities	—	778
LIHTC and AMT credit carryforward	3,640	3,408
Net operating loss carryforward	8,986	11,479
Other items, net	137	146

Total deferred tax assets	30,796	37,220

Deferred tax liabilities:
Basis differences related to assets held for investment(1)	(2,095)	(4,609)
Unrealized (gains) losses related to available-for-sale securities	(64)	—
Basis differences related to debt	(149)	(149)

Total deferred tax liabilities	(2,308)	(4,758)
Valuation allowance	(28,552)	(31,684)

Deferred tax assets (liabilities), net	$(64)	$778

(1)	The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.

Valuation Allowance on Net Deferred Tax Assets

On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax assets. In doing so, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate certain objective evidence including: (a) our cumulative income position for the past three years; (b) the trend of our financial and tax results; (c) our significant tax net operating loss and low income housing tax credit carryforwards; and (d) our access to capital under the agreements associated with the conservatorship. Additionally, we evaluate certain subjective evidence including: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated 2012 taxable income (loss), which is expected to be breakeven; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgments, estimates and assumptions about inherently uncertain matters, particularly about our future business structure and financial condition.

As a result of our evaluation this quarter, we determined that the negative evidence supporting maintaining a valuation allowance outweighed the positive evidence supporting a release of the valuation allowance. As a result, we have concluded that at June 30, 2013, it is not more likely than not that we will be able to realize our net deferred tax assets, and we continue to record a valuation allowance related to our net deferred tax assets. As a result of maintaining a valuation allowance on our net deferred tax assets, there remains a net deferred tax liability associated with gains on our available-for-sale securities as of June 30, 2013.

IRS Examinations and Unrecognized Tax Benefits

The IRS is currently auditing our income tax returns for tax years 2008 through 2011. As of June 30, 2013, we have evaluated all income tax positions and determined that no reserves are currently needed. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 12: INCOME TAXES” in our 2012 Annual Report, and “NOTE 17: LEGAL CONTINGENCIES.”

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

143	Freddie Mac

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

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•

We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of June 30, 2013, the unamortized balance of such premiums and discounts, net was $3.9 billion and the unamortized balance of buy-up fees was $0.6 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

•

We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of June 30, 2013, the unamortized balance of buy-down fees was $0.4 billion and the unamortized balance of credit delivery fees was $1.1 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

The table below presents Segment Earnings by segment.

144	Freddie Mac

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$3,254	$2,468	$6,092	$4,096
Single-family Guarantee	1,341	241	2,527	(1,434)
Multifamily	393	318	978	942
All Other	—	(7)	(28)	(7)

Total Segment Earnings, net of taxes	4,988	3,020	9,569	3,597

Net income	$4,988	$3,020	$9,569	$3,597

Comprehensive income (loss) of segments:
Investments	$2,887	$2,495	$7,681	$4,458
Single-family Guarantee	1,342	242	2,539	(1,456)
Multifamily	128	162	1,136	1,686
All Other	—	(7)	(28)	(7)

Comprehensive income of segments	4,357	2,892	11,328	4,681

Comprehensive income	$4,357	$2,892	$11,328	$4,681

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

145	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2013
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$839	$3	$320	$—	$1,162	$2,686	$296	$2,982	$4,144
Benefit (provision) for credit losses	—	345	105	—	450	173	—	173	623
Non-interest income (loss):
Management and guarantee income(3)	—	1,298	49	—	1,347	(1,070)	(214)	(1,284)	63
Net impairment of available-for-sale securities recognized in earnings	49	—	—	—	49	(93)	—	(93)	(44)
Derivative gains (losses)	2,380	—	7	—	2,387	(1,025)	—	(1,025)	1,362
Gains (losses) on trading securities	(732)	—	(19)	—	(751)	—	—	—	(751)
Gains (losses) on sale of mortgage loans	5	—	176	—	181	—	—	—	181
Gains (losses) on mortgage loans recorded at fair value	(449)	—	(295)	—	(744)	—	—	—	(744)
Other non-interest income (loss)	958	208	116	—	1,282	(671)	—	(671)	611
Non-interest expense:
Administrative expenses	(132)	(252)	(60)	—	(444)	—	—	—	(444)
REO operations income (expense)	—	109	1	—	110	—	—	—	110
Other non-interest expense	(1)	(156)	(7)	—	(164)	—	—	—	(164)
Segment adjustments(2)	296	(214)	—	—	82	—	(82)	(82)	—
Income tax benefit	41	—	—	—	41	—	—	—	41

Net income	3,254	1,341	393	—	4,988	—	—	—	4,988
Total other comprehensive income (loss), net of taxes	(367)	1	(265)	—	(631)	—	—	—	(631)

Comprehensive income	$2,887	$1,342	$128	$—	$4,357	$—	$—	$—	$4,357

	Six Months Ended June 30, 2013
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,869	$97	$623	$—	$2,589	$5,235	$585	$5,820	$8,409
Benefit (provision) for credit losses	—	589	139	—	728	398	—	398	1,126
Non-interest income (loss):
Management and guarantee income(3)	—	2,541	95	—	2,636	(2,071)	(442)	(2,513)	123
Net impairment of available-for-sale securities recognized in earnings	57	—	(11)	—	46	(133)	—	(133)	(87)
Derivative gains (losses)	3,767	—	9	—	3,776	(2,039)	—	(2,039)	1,737
Gains (losses) on trading securities	(1,124)	—	(4)	—	(1,128)	—	—	—	(1,128)
Gains (losses) on sale of mortgage loans	(11)	—	243	—	232	—	—	—	232
Gains (losses) on mortgage loans recorded at fair value	(606)	—	(180)	—	(786)	—	—	—	(786)
Other non-interest income (loss)	1,717	449	213	—	2,379	(1,390)	—	(1,390)	989
Non-interest expense:
Administrative expenses	(244)	(493)	(139)	—	(876)	—	—	—	(876)
REO operations income (expense)	—	101	3	—	104	—	—	—	104
Other non-interest expense	(1)	(310)	(12)	(27)	(350)	—	—	—	(350)
Segment adjustments(2)	585	(442)	—	—	143	—	(143)	(143)	—
Income tax (expense) benefit	83	(5)	(1)	(1)	76	—	—	—	76

Net income (loss)	6,092	2,527	978	(28)	9,569	—	—	—	9,569
Total other comprehensive income, net of taxes	1,589	12	158	—	1,759	—	—	—	1,759

Comprehensive income (loss)	$7,681	$2,539	$1,136	$(28)	$11,328	$—	$—	$—	$11,328

146	Freddie Mac

	Three Months Ended June 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$1,528	$(1)	$330	$—	$1,857	$2,365	$164	$2,529	$4,386
Benefit (provision) for credit losses	—	(462)	22	—	(440)	285	—	285	(155)
Non-interest income (loss):
Management and guarantee income(3)	—	1,026	36	—	1,062	(821)	(192)	(1,013)	49
Net impairment of available-for-sale securities recognized in earnings	(14)	—	(19)	—	(33)	(65)	—	(65)	(98)
Derivative gains (losses)	236	—	5	—	241	(1,123)	—	(1,123)	(882)
Gains (losses) on trading securities	(413)	—	13	—	(400)	—	—	—	(400)
Gains (losses) on sale of mortgage loans	6	—	38	—	44	—	—	—	44
Gains (losses) on mortgage loans recorded at fair value	257	—	(56)	—	201	—	—	—	201
Other non-interest income (loss)	704	171	101	—	976	(641)	—	(641)	335
Non-interest expense:
Administrative expenses	(108)	(232)	(61)	—	(401)	—	—	—	(401)
REO operations income (expense)	—	34	(4)	—	30	—	—	—	30
Other non-interest expense	—	(82)	(83)	—	(165)	—	—	—	(165)
Segment adjustments(2)	164	(192)	—	—	(28)	—	28	28	—
Income tax (expense) benefit	108	(21)	(4)	(7)	76	—	—	—	76

Net income (loss)	2,468	241	318	(7)	3,020	—	—	—	3,020
Total other comprehensive income (loss), net of taxes	27	1	(156)	—	(128)	—	—	—	(128)

Comprehensive income (loss)	$2,495	$242	$162	$(7)	$2,892	$—	$—	$—	$2,892

	Six Months Ended June 30, 2012
						Reconciliation to Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other	Total Segment Earnings (Loss), Net of Taxes	Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items	Total per Consolidated Statements of Comprehensive Income
	(in millions)
Net interest income	$3,252	$(33)	$648	$—	$3,867	$4,700	$319	$5,019	$8,886
Benefit (provision) for credit losses	—	(2,646)	41	—	(2,605)	625	—	625	(1,980)
Non-interest income (loss):
Management and guarantee income(3)	—	2,037	69	—	2,106	(1,624)	(388)	(2,012)	94
Net impairment of available-for-sale securities recognized in earnings	(510)	—	(35)	—	(545)	(117)	—	(117)	(662)
Derivative gains (losses)	436	—	4	—	440	(2,378)	—	(2,378)	(1,938)
Gains (losses) on trading securities	(811)	—	34	—	(777)	—	—	—	(777)
Gains (losses) on sale of mortgage loans	(8)	—	92	—	84	—	—	—	84
Gains (losses) on mortgage loans recorded at fair value	219	—	121	—	340	—	—	—	340
Other non-interest income (loss)	1,256	352	190	—	1,798	(1,206)	—	(1,206)	592
Non-interest expense:
Administrative expenses	(200)	(425)	(113)	—	(738)	—	—	—	(738)
REO operations expense	—	(138)	(3)	—	(141)	—	—	—	(141)
Other non-interest expense	—	(155)	(98)	—	(253)	—	—	—	(253)
Segment adjustments(2)	319	(388)	—	—	(69)	—	69	69	—
Income tax (expense) benefit	143	(38)	(8)	(7)	90	—	—	—	90

Net income (loss)	4,096	(1,434)	942	(7)	3,597	—	—	—	3,597
Total other comprehensive income (loss), net of taxes	362	(22)	744	—	1,084	—	—	—	1,084

Comprehensive income (loss)	$4,458	$(1,456)	$1,686	$(7)	$4,681	$—	$—	$—	$4,681

(1)	See “NOTE 13: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2012 Annual Report for information regarding these reclassifications.
(2)	See “Segment Earnings — Segment Adjustments” for information regarding these adjustments.
(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

147	Freddie Mac

The table below presents comprehensive income (loss) by segment.

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended June 30, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$3,254	$(452)	$84	$1	$(367)	$2,887
Single-family Guarantee	1,341	—	—	1	1	1,342
Multifamily	393	(265)	—	—	(265)	128

Total per consolidated statements of comprehensive income	$4,988	$(717)	$84	$2	$(631)	$4,357

	Six Months Ended June 30, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$6,092	$1,407	$174	$8	$1,589	$7,681
Single-family Guarantee	2,527	—	—	12	12	2,539
Multifamily	978	156	—	2	158	1,136
All Other	(28)	—	—	—	—	(28)

Total per consolidated statements of comprehensive income	$9,569	$1,563	$174	$22	$1,759	$11,328

	Three Months Ended June 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$2,468	$(81)	$107	$1	$27	$2,495
Single-family Guarantee	241	—	—	1	1	242
Multifamily	318	(157)	—	1	(156)	162
All Other	(7)	—	—	—	—	(7)

Total per consolidated statements of comprehensive income	$3,020	$(238)	$107	$3	$(128)	$2,892

	Six Months Ended June 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$4,096	$161	$218	$(17)	$362	$4,458
Single-family Guarantee	(1,434)	—	—	(22)	(22)	(1,456)
Multifamily	942	748	—	(4)	744	1,686
All Other	(7)	—	—	—	—	(7)

Total per consolidated statements of comprehensive income	$3,597	$909	$218	$(43)	$1,084	$4,681

148	Freddie Mac

NOTE 14: FINANCIAL GUARANTEES

When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three and six months ended June 30, 2013, we issued approximately $130.5 billion and $264.0 billion, respectively, compared to $98.0 billion and $206.3 billion for the three and six months ended June 30, 2012, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). We do not recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. See “NOTE 9: FINANCIAL GUARANTEES” in our 2012 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.

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

Table 14.1 — Financial Guarantees

	June 30, 2013			December 31, 2012
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(2)	$60,904	$575	40	$50,715	$430	41
Other guarantee commitments	26,139	682	36	23,455	575	37
Derivative instruments(3)	9,717	404	32	10,306	789	33
Servicing-related premium guarantees	248	—	5	210	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.
(2)	In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at June 30, 2013 and December 31, 2012.
(3)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.

Non-Consolidated Freddie Mac Securities

During the three and six months ended June 30, 2013 we issued approximately $7.4 billion and $12.2 billion, respectively, compared to $5.3 billion and $8.4 billion during the three and six months ended June 30, 2012, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.

We recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $143 million and $183 million at June 30, 2013 and December 31, 2012, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.

Other Guarantee Commitments

We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the six months ended June 30, 2013 and 2012, we issued and guaranteed $5.1 billion and $4.1 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $15.6 billion and $12.4 billion of UPB at June 30, 2013 and December 31, 2012, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.3 billion and $9.4 billion in UPB at June 30, 2013 and December 31, 2012, respectively. In addition, as of June 30, 2013 and

149	Freddie Mac

December 31, 2012, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $1.2 billion and $1.7 billion, respectively.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Single-Family Credit Guarantee Portfolio

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

The table below summarizes the concentration by year of origination and geographical area of the approximately $1.6 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2013 and December 31, 2012. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	June 30, 2013		December 31, 2012		Percent of Credit Losses(1) Six Months Ended
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	June 30, 2013	June 30, 2012
Year of Origination
2013	12%	—%	N/A	N/A	—%	N/A
2012	24	0.1	22%	0.1%	1	—%
2011	12	0.4	14	0.3	1	<1
2010	12	0.6	15	0.5	2	1
2009	10	1.0	12	0.9	2	2
2008	4	7.1	6	6.8	9	9
2007	6	12.0	7	12.4	33	36
2006	4	11.0	5	11.4	24	26
2005	5	7.1	6	7.2	18	17
2004 and prior	11	3.3	13	3.2	10	9

Total	100%	2.8%	100%	3.3%	100%	100%

Region(3)
West	28%	2.2%	28%	2.8%	31%	44%
Northeast	26	3.6	25	3.8	12	8
North Central	18	2.1	18	2.5	22	19
Southeast	17	4.2	17	5.0	31	24
Southwest	11	1.5	12	1.7	4	5

Total	100%	2.8%	100%	3.3%	100%	100%

State(4)
California	16%	1.7%	16%	2.3%	17%	24%
Florida	6	8.2	6	9.9	25	16
Illinois	5	3.4	5	4.1	11	8
Arizona	2	1.7	2	2.5	4	8
Nevada	1	6.4	1	8.1	5	7
Ohio	3	2.3	3	2.7	3	2
Washington	3	2.9	3	3.5	3	3
All other	64	2.4	64	2.7	32	32

Total	100%	2.8%	100%	3.3%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of comprehensive income.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(4)	States presented are those with the highest percentage of credit losses during the six months ended June 30, 2013. Our top seven states based on the highest percentage of UPB as of June 30, 2013 are: California (16%), Florida (6%), Illinois (5%), New York (5%), Texas (4%), New Jersey (4%), and Virginia (4%), which collectively comprised 44% of our single-family credit guarantee portfolio as of June 30, 2013.

150	Freddie Mac

Credit Performance of Certain Higher Risk Single-Family Loan Categories

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.

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

Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest-only	2%	3%	14.6%	16.3%
Option ARM(2)	<1	<1	14.3	16.3
Alt-A(3)	4	5	10.7	11.4
Original LTV ratio greater than 90%(4)	15	13	3.8	4.8
Lower FICO scores at origination (less than 620)	3	3	11.0	12.2

(1)	Based on UPB.
(2)	For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as either a relief refinance mortgage or in another refinance mortgage initiative.
(4)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.

The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 13% and 15% at June 30, 2013 and December 31, 2012, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 10.9% and 12.7% as of June 30, 2013 and December 31, 2012, respectively. Loans originated in 2005 through 2008 have been more affected by declines in home prices since 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 19% of our single-family credit guarantee portfolio, based on UPB at June 30, 2013, and these loans accounted for approximately 84% and 88% of our credit losses during the six months ended June 30, 2013 and 2012, respectively.

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

151	Freddie Mac

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

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	June 30, 2013		December 31, 2012
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$21.5	0.04%	$21.1	0.12%
Texas	16.2	0.13	15.9	0.13
New York	11.3	0.09	10.7	0.09
Florida	9.2	—	8.4	0.12
Virginia	7.1	0.35	6.6	—
Maryland	6.8	—	6.9	—
All other states	59.7	0.09	57.8	0.32

Total	$131.8	0.09%	$127.4	0.19%

Region(3)
Northeast	$38.0	0.10%	$36.1	0.04%
West	32.6	0.09	31.8	0.09
Southwest	25.7	0.12	25.4	0.22
Southeast	24.5	0.07	23.4	0.54
North Central	11.0	—	10.7	0.19

Total	$131.8	0.09%	$127.4	0.19%

Category(4)
Original LTV ratio greater than 80%	$5.5	0.51%	$5.8	2.31%
Original DSCR below 1.10	2.1	0.91	2.3	2.97

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(2)	Represents the six states with the highest UPB at June 30, 2013.
(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-family Credit Guarantee Portfolio” for a description of these regions.
(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.

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

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 2% and 3% at June 30, 2013 and December 31, 2012, respectively, and our estimate of the current average DSCR for these loans was 0.9 and 1.0, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 4% and 3% at June 30, 2013 and December 31, 2012, respectively, and the average current LTV ratio of these loans was 101% and 111%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, comparable sales, or replacement costs.

152	Freddie Mac

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 67% of our single-family purchase volume during the six months ended June 30, 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., accounted for 22% and 12%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2013. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of June 30, 2013 and December 31, 2012 the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.2 billion and $3.0 billion, and approximately 45% and 41% of these requests, respectively, were outstanding for four months or more since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures include repurchase requests for which appeals were pending). As of June 30, 2013, two of our largest seller/servicers (Bank of America, N.A. and Wells Fargo Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $ 1.9 billion, and approximately 63% of these requests were outstanding for four months or more since issuance of the initial request. During the three and six months ended June 30, 2013, we recovered amounts that covered losses with respect to $0.8 billion and $1.7 billion, respectively, of UPB on loans subject to our repurchase requests.

The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2012 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.

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

A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 26% and 12%, respectively, of our single-family mortgage loans, as of June 30, 2013 and together serviced approximately 38% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

As of June 30, 2013 our top three multifamily servicers, Berkadia Commercial Mortgage, LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 39% of this portfolio.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2012 Annual Report for additional information. As of June 30, 2013, mortgage insurers provided

153	Freddie Mac

coverage, with maximum loss limits of $49.9 billion, for $203.7 billion of UPB, in connection with our single-family credit guarantee portfolio. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or “MGIC”), Radian Guaranty Inc., United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 77% of our overall mortgage insurance coverage at June 30, 2013. Certain of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s. The remaining counterparties, including the top four counterparties, are rated BBB or below as of July 24, 2013, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

We received proceeds of $0.9 billion and $1.0 billion during the six months ended June 30, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $1.1 billion and $1.3 billion as of June 30, 2013 and December 31, 2012, respectively. The balance of our outstanding accounts receivable from mortgage insurers (including deferred payment obligations), net of associated reserves, was approximately $0.7 billion and $0.8 billion at June 30, 2013 and December 31, 2012, respectively.

In August 2011, we suspended PMI and its affiliates as approved mortgage insurers for Freddie Mac loans, making loans insured by them ineligible for sale to Freddie Mac (except relief refinance loans with pre-existing insurance). PMI ceased writing new business during the third quarter 2011 and was put under state supervision. PMI instituted a partial claim payment plan in October 2011, under which claim payments were made 50% in cash, with the remaining amount deferred as a policyholder claim. In April 2013, PMI began paying valid claims 55% in cash and 45% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled at 50% in cash.

Bond Insurers

Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At June 30, 2013, the maximum principal exposure to credit losses related to such policies was $8.2 billion. At June 30, 2013, our top five bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., MBIA Insurance Corp., and Assured Guaranty Municipal Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

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

Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank. As of June 30, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $55.1 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank. As of June 30, 2013 these included:

•	$39.9 billion of securities purchased under agreements to resell with 14 counterparties that had short-term S&P ratings of A-1;

•	$0.2 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•	$0.5 billion of cash equivalents invested in Treasury securities; and

•	$13.9 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

154	Freddie Mac

Agency and Non-Agency Mortgage-Related Security Issuers

As discussed below, we are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities. The effectiveness of these various loss mitigation efforts is highly uncertain, in part because our rights as an investor are limited, and any potential recoveries may take significant time to realize.

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. These institutions include some of our largest seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions. We and FHFA reached settlements with General Electric Company and affiliates (in January 2013) and Citigroup Inc. and affiliates (in May 2013), while lawsuits with a number of other groups are currently pending.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of June 30, 2013 and December 31, 2012.

155	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$44,168	$2,325	$—	$46,493
Fannie Mae	—	12,470	143	—	12,613
Ginnie Mae	—	171	14	—	185
CMBS	—	42,518	3,239	—	45,757
Subprime	—	—	28,004	—	28,004
Option ARM	—	—	6,636	—	6,636
Alt-A and other	—	—	10,055	—	10,055
Obligations of states and political subdivisions	—	—	4,281	—	4,281
Manufactured housing	—	—	681	—	681

Total available-for-sale securities, at fair value	—	99,327	55,378	—	154,705
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	8,359	597	—	8,956
Fannie Mae	—	8,672	188	—	8,860
Ginnie Mae	—	32	81	—	113
Other	—	156	9	—	165

Total mortgage-related securities	—	17,219	875	—	18,094
Non-mortgage-related securities:
Asset-backed securities	—	2	—	—	2
Treasury notes	24,530	—	—	—	24,530

Total non-mortgage-related securities	24,530	2	—	—	24,532

Total trading securities, at fair value	24,530	17,221	875	—	42,626

Total investments in securities	24,530	116,548	56,253	—	197,331
Mortgage loans:
Held-for-sale, at fair value	—	—	11,696	—	11,696
Derivative assets, net:
Interest-rate swaps	372	10,185	8	—	10,565
Option-based derivatives	1	5,254	—	—	5,255
Other	24	317	2	—	343

Subtotal, before netting adjustments	397	15,756	10	—	16,163
Netting adjustments(1)	—	—	—	(14,988)	(14,988)

Total derivative assets, net	397	15,756	10	(14,988)	1,175
Other assets:
Guarantee asset, at fair value	—	—	1,289	—	1,289
All other, at fair value	—	—	8	—	8

Total other assets	—	—	1,297	—	1,297

Total assets carried at fair value on a recurring basis	$24,927	$132,304	$69,256	$(14,988)	$211,499

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$75	$—	$—	$75
Other debt, at fair value	—	—	1,508	—	1,508
Derivative liabilities, net:
Interest-rate swaps	242	19,553	315	—	20,110
Option-based derivatives	—	366	1	—	367
Other	8	394	37	—	439

Subtotal, before netting adjustments	250	20,313	353	—	20,916
Netting adjustments(1)	—	—	—	(20,045)	(20,045)

Total derivative liabilities, net	250	20,313	353	(20,045)	871

Total liabilities carried at fair value on a recurring basis	$250	$20,388	$1,861	$(20,045)	$2,454

156	Freddie Mac

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$56,713	$1,802	$—	$58,515
Fannie Mae	—	15,117	163	—	15,280
Ginnie Mae	—	193	16	—	209
CMBS	—	47,878	3,429	—	51,307
Subprime	—	—	26,457	—	26,457
Option ARM	—	—	5,717	—	5,717
Alt-A and other	—	—	10,904	—	10,904
Obligations of states and political subdivisions	—	—	5,798	—	5,798
Manufactured housing	—	—	709	—	709

Total available-for-sale securities, at fair value	—	119,901	54,995	—	174,896
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,189	1,165	—	10,354
Fannie Mae	—	10,026	312	—	10,338
Ginnie Mae	—	39	92	—	131
Other	—	135	21	—	156

Total mortgage-related securities	—	19,389	1,590	—	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292	—	—	292
Treasury bills	1,160	—	—	—	1,160
Treasury notes	19,061	—	—	—	19,061

Total non-mortgage-related securities	20,221	292	—	—	20,513

Total trading securities, at fair value	20,221	19,681	1,590	—	41,492

Total investments in securities	20,221	139,582	56,585	—	216,388
Mortgage loans:
Held-for-sale, at fair value	—	—	14,238	—	14,238
Derivative assets, net:
Interest-rate swaps	27	13,920	18	—	13,965
Option-based derivatives	—	10,097	—	—	10,097
Other	37	92	2	—	131

Subtotal, before netting adjustments	64	24,109	20	—	24,193
Netting adjustments(1)	—	—	—	(23,536)	(23,536)

Total derivative assets, net	64	24,109	20	(23,536)	657
Other assets:
Guarantee asset, at fair value	—	—	1,029	—	1,029
All other, at fair value	—	—	114	—	114

Total other assets	—	—	1,143	—	1,143

Total assets carried at fair value on a recurring basis	$20,285	$163,691	$71,986	$(23,536)	$232,426

Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$70	$—	$—	$70
Other debt, at fair value	—	—	2,187	—	2,187
Derivative liabilities, net:
Interest-rate swaps	5	30,213	26	—	30,244
Option-based derivatives	—	749	1	—	750
Other	3	52	40	—	95

Subtotal, before netting adjustments	8	31,014	67	—	31,089
Netting adjustments(1)	—	—	—	(30,911)	(30,911)

Total derivative liabilities, net	8	31,014	67	(30,911)	178

Total liabilities carried at fair value on a recurring basis	$8	$31,084	$2,254	$(30,911)	$2,435

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable (payable) were $6.0 billion and $(8) million, respectively, at June 30, 2013. The net cash collateral posted and net trade/settle receivable were $8.2 billion and $0 million, respectively, at December 31, 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(1.0) billion and $(0.8) billion at June 30, 2013 and December 31, 2012, respectively, which was mainly related to interest rate swaps.

157	Freddie Mac

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

For the three months ended June 30, 2013 and 2012, we had no transfers between Level 1 and Level 2 assets and liabilities. For the six months ended June 30, 2013 and 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three and six months ended June 30, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

158	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended June 30, 2013
		Realized and unrealized gains (losses)
	Balance, March 31, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,784	$—	$(7)	$(7)	$574	$—	$—	$(26)	$—	$—	$2,325	$—
Fannie Mae	153	—	(2)	(2)	—	—	—	(8)	—	—	143	—
Ginnie Mae	16	—	—	—	—	—	—	(1)	—	(1)	14	—
CMBS	3,398	—	(110)	(110)	—	—	—	(5)	—	(44)	3,239	—
Subprime	28,518	(15)	845	830	—	—	(300)	(1,044)	—	—	28,004	(13)
Option ARM	6,144	(5)	704	699	—	—	—	(207)	—	—	6,636	(5)
Alt-A and other	10,960	21	195	216	—	—	(746)	(375)	—	—	10,055	(25)
Obligations of states and political subdivisions	5,305	11	(94)	(83)	—	—	(477)	(464)	—	—	4,281	—
Manufactured housing	700	(1)	6	5	—	—	—	(24)	—	—	681	(1)

Total available-for-sale mortgage-related securities	56,978	11	1,537	1,548	574	—	(1,523)	(2,154)	—	(45)	55,378	(44)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	977	(40)	—	(40)	105	229	(51)	(8)	—	(615)	597	(40)
Fannie Mae	288	(34)	—	(34)	—	—	—	(4)	—	(62)	188	(34)
Ginnie Mae	88	—	—	—	—	—	—	(3)	—	(4)	81	—
Other	19	(1)	—	(1)	—	—	—	—	—	(9)	9	(1)

Total trading mortgage-related securities	1,372	(75)	—	(75)	105	229	(51)	(15)	—	(690)	875	(75)
Mortgage loans:
Held-for-sale, at fair value	14,140	(563)	—	(563)	7,175	—	(9,041)	(15)	—	—	11,696	(670)
Other assets:
Guarantee asset(7)	1,159	(22)	—	(22)	—	179	—	(27)	—	—	1,289	(22)
All other, at fair value	138	5	—	5	—	—	(135)	—	—	—	8	(1)

Total other assets	1,297	(17)	—	(17)	—	179	(135)	(27)	—	—	1,297	(23)

		Realized and unrealized (gains) losses
	Balance, March 31, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,508	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1,508	$—
Net derivatives(8)	77	271	—	271	—	4	—	(9)	—	—	343	264

159

	Six Months Ended June 30, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$(9)	$(9)	$574	$—	$—	$(42)	$—	$—	$2,325	$—
Fannie Mae	163	—	(2)	(2)	—	—	—	(18)	—	—	143	—
Ginnie Mae	16	—	—	—	—	—	—	(2)	—	—	14	—
CMBS	3,429	—	(176)	(176)	—	—	—	(14)	—	—	3,239	—
Subprime	26,457	(48)	3,993	3,945	—	—	(301)	(2,097)	—	—	28,004	(46)
Option ARM	5,717	(5)	1,326	1,321	—	—	—	(402)	—	—	6,636	(5)
Alt-A and other	10,904	21	627	648	—	—	(746)	(751)	—	—	10,055	(25)
Obligations of states and political subdivisions	5,798	12	(122)	(110)	(10)	—	(525)	(872)	—	—	4,281	—
Manufactured housing	709	(1)	18	17	—	—	—	(45)	—	—	681	(1)

Total available-for-sale mortgage-related securities	54,995	(21)	5,655	5,634	564	—	(1,572)	(4,243)	—	—	55,378	(77)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(64)	—	(64)	151	229	(76)	(34)	—	(774)	597	(64)
Fannie Mae	312	(48)	—	(48)	—	—	—	(9)	—	(67)	188	(48)
Ginnie Mae	92	—	—	—	3	—	—	(9)	—	(5)	81	—
Other	21	(1)	—	(1)	—	—	—	(1)	—	(10)	9	(1)

Total trading mortgage-related securities	1,590	(113)	—	(113)	154	229	(76)	(53)	—	(856)	875	(113)
Mortgage loans:
Held-for-sale, at fair value	14,238	(554)	—	(554)	12,884	—	(14,790)	(82)	—	—	11,696	(661)
Other assets:
Guarantee asset(7)	1,029	(16)	—	(16)	—	327	—	(51)	—	—	1,289	(16)
All other, at fair value	114	29	—	29	—	—	(135)	—	—	—	8	6

Total other assets	1,143	13	—	13	—	327	(135)	(51)	—	—	1,297	(10)

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$(9)	$—	$(9)	$—	$—	$—	$(670)	$—	$—	$1,508	$(16)
Net derivatives(8)	47	330	—	330	—	4	—	(38)	—	—	343	296

160

	Three Months Ended June 30, 2012
		Realized and unrealized gains (losses)
	Balance, March 31, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,898	$—	$13	$13	$—	$—	$—	$(78)	$—	$—	$1,833	$—
Fannie Mae	168	—	(1)	(1)	—	—	—	(9)	21	—	179	—
Ginnie Mae	11	—	—	—	—	—	—	(1)	8	—	18	—
CMBS	3,143	—	215	215	—	—	—	(44)	388	—	3,702	—
Subprime	27,145	(58)	(149)	(207)	—	—	—	(1,160)	—	—	25,778	(57)
Option ARM	5,818	(14)	(96)	(110)	—	—	(15)	(265)	—	—	5,428	(17)
Alt-A and other	11,084	(2)	31	29	—	—	—	(390)	10	—	10,733	(2)
Obligations of states and political subdivisions	7,565	—	52	52	—	—	(1)	(308)	—	—	7,308	—
Manufactured housing	748	(1)	4	3	—	—	—	(25)	—	—	726	(1)

Total available-for-sale mortgage-related securities	57,580	(75)	69	(6)	—	—	(16)	(2,280)	427	—	55,705	(77)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,725	(230)	—	(230)	25	—	(25)	(50)	20	(46)	1,419	(230)
Fannie Mae	478	(94)	—	(94)	—	—	—	(10)	—	—	374	(94)
Ginnie Mae	20	—	—	—	—	—	—	(4)	95	—	111	—
Other	13	(1)	—	(1)	—	—	(5)	—	51	—	58	(1)

Total trading mortgage-related securities	2,236	(325)	—	(325)	25	—	(30)	(64)	166	(46)	1,962	(325)
Mortgage loans:
Held-for-sale, at fair value	11,337	245	—	245	5,095	—	(6,542)	(15)	—	—	10,120	150
Other assets:
Guarantee asset(7)	798	(12)	—	(12)	—	95	—	(19)	—	—	862	151
All other, at fair value	143	(4)	—	(4)	—	—	—	—	—	—	139	(4)

Total other assets	941	(16)	—	(16)	—	95	—	(19)	—	—	1,001	147

		Realized and unrealized (gains) losses
	Balance, March 31, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2012	Unrealized (gains) losses still held (6)
	(in millions)
Liabilities
Other debt, at fair value	$2,221	$(63)	$—	$(63)	$—	$—	$—	$—	$—	$—	$2,158	$(63)
Net derivatives(8)	30	(10)	—	(10)	—	—	—	—	—	—	20	(7)
Other liabilities:
All other, at fair value	4	(3)	—	(3)	—	—	—	—	—	—	1	(3)

161

	Six Months Ended June 30, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$11	$11	$—	$—	$—	$(106)	$—	$(120)	$1,833	$—
Fannie Mae	172	—	—	—	—	—	—	(15)	22	—	179	—
Ginnie Mae	12	—	—	—	—	—	—	(2)	8	—	18	—
CMBS	3,756	77	(107)	(30)	—	—	(330)	(88)	394	—	3,702	—
Subprime	27,999	(499)	594	95	—	—	—	(2,316)	—	—	25,778	(499)
Option ARM	5,865	(62)	162	100	—	—	(15)	(522)	—	—	5,428	(65)
Alt-A and other	10,868	(59)	662	603	—	—	—	(749)	11	—	10,733	(59)
Obligations of states and political subdivisions	7,824	1	115	116	—	—	(8)	(624)	—	—	7,308	—
Manufactured housing	766	(3)	11	8	—	—	—	(48)	—	—	726	(3)

Total available-for-sale mortgage-related securities	59,310	(545)	1,448	903	—	—	(353)	(4,470)	435	(120)	55,705	(626)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(224)	—	(224)	25	51	(76)	(101)	22	(144)	1,419	(225)
Fannie Mae	538	(91)	—	(91)	(5)	—	5	(18)	—	(55)	374	(91)
Ginnie Mae	22	—	—	—	—	—	—	(9)	98	—	111	—
Other	90	8	—	8	—	—	(39)	(1)	—	—	58	4

Total trading mortgage-related securities	2,516	(307)	—	(307)	20	51	(110)	(129)	120	(199)	1,962	(312)
Mortgage loans:
Held-for-sale, at fair value	9,710	424	—	424	10,462	—	(10,446)	(30)	—	—	10,120	195
Other assets:
Guarantee asset(7)	752	(10)	—	(10)	—	156	—	(36)	—	—	862	148
All other, at fair value	151	(12)	—	(12)	—	—	—	—	—	—	139	(12)

Total other assets	903	(22)	—	(22)	—	156	—	(36)	—	—	1,001	136
		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2012	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$—	$(45)	$—	$(45)	$—	$—	$—	$(812)	$3,015	$—	$2,158	$(35)
Net derivatives(8)	(17)	8	—	8	—	—	—	(4)	—	33	20	3
Other liabilities:
All other, at fair value	—	1	—	1	—	—	—	—	—	—	$1	1

(1)	Changes in fair value for available-for-sale investment securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.
(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.
(4)	For held-for-sale mortgage loans with the fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.
(5)	Transfers out of Level 3 during the three and six months ended June 30, 2013 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three and six months ended June 30, 2013 consist primarily of certain mortgage-related securities due to a change in valuation method as a result of a lack of relevant price quotes from dealers and third-party pricing services.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2013 and 2012, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(7)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those guarantee asset amounts still recorded on our balance sheet. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

162

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis. These adjustments usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.

The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, respectively.

Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2013				Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$732	$732	$—	$—	$1,025	$1,025
REO, net(2)	—	—	494	494	—	—	776	776

Total assets measured at fair value on a non-recurring basis	$—	$—	$1,226	$1,226	$—	$—	$1,801	$1,801

	Total Gains (Losses)(3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$28	$(14)	$24	$(41)
REO, net(2)	(3)	5	(16)	1

Total gains (losses)	$25	$(9)	$8	$(40)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.5 billion, less estimated costs to sell of $32 million (or approximately $0.5 billion) at June 30, 2013. The carrying amount of REO, net was written down to fair value of $0.8 billion, less estimated costs to sell of $50 million (or approximately $0.7 billion) at December 31, 2012.
(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of June 30, 2013 and 2012, respectively.

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

163	Freddie Mac

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

164	Freddie Mac

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

165	Freddie Mac

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

Certain CMBS, primarily military housing revenue bonds, are valued using a risk-metric pricing technique, similar to that described above for agency securities. The significant unobservable inputs used in the fair value measurement of these CMBS are the key risk metrics. Significant increases (decreases) in key rate durations in isolation would result in a significantly lower (higher) fair value measurement. These securities are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

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

166	Freddie Mac

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

167	Freddie Mac

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

Our guarantee asset also consists of single family guarantees primarily related to long-term standby commitments, the vast majority of which is valued using the median of external sources. Under this technique, we obtain multiple price quotes from dealers, who provide estimates based on pricing for comparable benchmark securities with specific adjustments to reflect the unique characteristics of this asset class.

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

Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value

We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K certificates and certain REMIC interest-only mortgage-related debt securities. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.

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

168	Freddie Mac

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) as of June 30, 2013 and December 31, 2012.

169	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,935	Risk metric	Effective duration(2)	1.48 - 4.73 years	2.30 years
		390	Other

Total Freddie Mac	$46,493	2,325
Fannie Mae		67	Median of external sources	External pricing sources	$103.6 - $105.2	$104.4
		76	Other

Total Fannie Mae	12,613	143
Ginnie Mae		7	Median of external sources
		7	Discounted cash flows

Total Ginnie Mae	185	14
CMBS		2,601	Single external source	External pricing source	$94.3 - $94.3	$94.3
		638	Other

Total CMBS	45,757	3,239
Subprime, option ARM, and Alt-A:
Subprime		25,575	Median of external sources	External pricing sources	$60.4 - $72.6	$66.2
		2,429	Other

Total subprime	28,004	28,004
Option ARM		5,294	Median of external sources	External pricing sources	$55.1 - $65.6	$60.8
		1,342	Other

Total option ARM	6,636	6,636
Alt-A and other		6,372	Median of external sources	External pricing sources	$71.5 - $79.5	$75.7
		3,308	Single external source	External pricing source	$78.7 - $78.7	$78.7
		375	Other

Total Alt-A and other	10,055	10,055
Obligations of states and political subdivisions		4,214	Median of external sources	External pricing sources	$100.0 - $101.6	$100.8
		67	Other

Total obligations of states and political subdivisions	4,281	4,281
Manufactured housing		629	Single external source	External pricing sources	$83.7 - $83.7	$83.7
		52	Other

Total manufactured housing	681	681

Total available-for-sale mortgage-related securities	154,705	55,378
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		589	Discounted cash flows	OAS	(1,247) - 9,440 bps	390 bps
		8	Other

Total Freddie Mac	8,956	597
Fannie Mae		188	Discounted cash flows	OAS	(1,629) - 2,622 bps	446 bps

Total Fannie Mae	8,860	188
Ginnie Mae		81	Median of external sources

Total Ginnie Mae	113	81
Other		7	Median of external sources
		2	Other

Total other	165	9

Total trading mortgage-related securities	18,094	875

Total investments in securities	$172,799	$56,253

Mortgage loans:
Held-for-sale, at fair value	$11,696	11,696	Discounted cash flows	DSCR	1.08 - 9.67	2.02
				Current LTV	7% - 80%	71%
Other assets:
Guarantee asset, at fair value		992	Discounted cash flows	OAS	16 - 192 bps	55 bps
		297	Median of external sources	External pricing sources	$6.8 - $20.2	$16.5

Total guarantee asset, at fair value	1,289	1,289
All other, at fair value		8	Other

Total all other, at fair value	8	8

Total other assets	1,297	1,297
Liabilities
Other debt, at fair value		508	Single external source	External pricing source	$102.0 - $102.0	$102.0
		1,000	Other

Total other debt recorded at fair value	1,508	1,508
Net derivatives		307	Single external source	External pricing source	$(0.9) - $(0.9)	$(0.9)
		36	Other

Total net derivatives	(304)	343

170	Freddie Mac

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,477	Risk metric	Effective duration(2)	0.89 -1.98 years	0.89 years
		325	Other

Total Freddie Mac	$58,515	1,802
Fannie Mae		78	Median of external sources	External pricing sources	$103.9 - $106.0	$105.2
		65	Single external source	External pricing source	$116.0 - $116.0	$116.0
		20	Other

Total Fannie Mae	15,280	163
Ginnie Mae		8	Discounted cash flows
		8	Median of external sources

Total Ginnie Mae	209	16
CMBS		2,462	Single external source	External pricing source	$99.4 - $99.4	$99.4
		432	Risk metric	Effective duration(2)	9.3 -14.8 years	12.0 years
		535	Other

Total CMBS	51,307	3,429
Subprime, option ARM, and Alt-A:
Subprime		24,890	Median of external sources	External pricing sources	$54.4 - $64.4	$59.2
		1,567	Other

Total subprime	26,457	26,457
Option ARM		5,631	Median of external sources	External pricing sources	$43.8 - $52.6	$47.9
		86	Other

Total option ARM	5,717	5,717
Alt-A and other		8,562	Median of external sources	External pricing sources	$69.6 - $77.9	$73.8
		1,901	Single external source	External pricing source	$71.8 - $71.8	$71.8
		441	Other

Total Alt-A and other	10,904	10,904
Obligations of states and political subdivisions		5,533	Median of external sources	External pricing sources	$102.3 - $103.2	$102.7
		265	Other

Total obligations of states and political subdivisions	5,798	5,798
Manufactured housing		693	Median of external sources	External pricing sources	$80.0 - $85.5	$82.8
		16	Other

Total manufactured housing	709	709

Total available-for-sale mortgage-related securities	174,896	54,995
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,112	Discounted cash flows	OAS	(33,702) - 3,251 bps	502 bps
		53	Other

Total Freddie Mac	10,354	1,165
Fannie Mae		312	Discounted cash flows	OAS	(1,263) - 3,251 bps	810 bps

Total Fannie Mae	10,338	312
Ginnie Mae		87	Median of external sources
		5	Other

Total Ginnie Mae	131	92
Other		12	Discounted cash flows
		9	Median of external sources

Total other	156	21

Total trading mortgage-related securities	20,979	1,590

Total investments in securities	$195,875	$56,585

Mortgage loans:
Held-for-sale, at fair value	$14,238	$14,238	Discounted cash flows	DSCR	1.25 - 6.88	1.97
				Current LTV	19% - 80%	69%
Other assets:
Guarantee asset, at fair value		870	Discounted cash flows	OAS	0 - 368 bps	55 bps
		159	Other

Total guarantee asset, at fair value	1,029	1,029
All other, at fair value		112	Discounted cash flows	Prepayment rate	7.73% -39.87%	21.23%
				Servicing income per loan	0.19% - 0.52%	0.25%
				Cost to service per loan	$78 - $354	$141
		2	Other

Total all other, at fair value	114	114

Total other assets	1,143	1,143
Liabilities
Other debt, at fair value		1,188	Median of external sources	External pricing sources	$101.7 - $102.0	$101.7
		999	Single external source	External pricing source	$99.9 - $99.9	$99.9

Total other debt recorded at fair value	2,187	2,187
Net derivatives	(479)	47	Other

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.

171	Freddie Mac

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value on a non-recurring basis using unobservable inputs (Level 3) as of June 30, 2013 and December 31, 2012.

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	June 30, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$539	Income capitalization	Capitalization rates(2)	6% - 9%	7%
		193	Third-party appraisal	Property value	$2 million - $32 million	$22 million

Total held-for-investment	$732	732
REO, net		494	Internal model(3)	Historical average sales	$55,395 - $463,245	$106,870
				proceeds per property by state(4)
Total REO, net	494	494

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$711	Income capitalization	Capitalization rates(2)	5%- 9%	7%
		314	Third-party appraisal	Property value	$2 million - $43 million	$21 million

Total held-for-investment	$1,025	1,025
REO, net		771	Internal model(3)	Historical average sales proceeds per property by state(4)	$32,186 - $356,397	$102,697
		5	Other

Total REO, net	776	776

(1)	Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.
(2)	The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.
(3)	Represents internal models that use distressed property sales proceeds by state based on a three month average to measure the initial value of REO and the subsequent write-down to measure the current fair value for REO properties.
(4)	Represents the average of three months of REO sales proceeds by state.

Fair Value of Financial Instruments

The table below presents the carrying value and estimated fair value of our financial instruments as of June 30, 2013 and December 31, 2012.

172	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	June 30, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$13,867	$13,717	$150	$—	$—	$13,867
Restricted cash and cash equivalents	1,066	1,024	42	—	—	1,066
Federal funds sold and securities purchased under agreements to resell	40,149	—	40,149	—	—	40,149
Investments in securities:
Available-for-sale, at fair value	154,705	—	99,327	55,378	—	154,705
Trading, at fair value	42,626	24,530	17,221	875	—	42,626

Total investments in securities	197,331	24,530	116,548	56,253	—	197,331

Mortgage loans:
Mortgage loans held by consolidated trusts	1,517,887	—	1,183,367	333,011	—	1,516,378
Unsecuritized mortgage loans	172,718	—	10,703	143,909	—	154,612

Total mortgage loans	1,690,605	—	1,194,070	476,920	—	1,670,990
Derivative assets, net	1,175	397	15,756	10	(14,988)	1,175
Guarantee asset	1,289	—	—	1,563	—	1,563

Total financial assets	$1,945,482	$39,668	$1,366,715	$534,746	$(14,988)	$1,926,141

Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,424,732	$—	$1,437,386	$3,028	$—	$1,440,414
Other debt	521,184	—	517,746	12,344	—	530,090

Total debt, net	1,945,916	—	1,955,132	15,372	—	1,970,504
Derivative liabilities, net	871	250	20,313	353	(20,045)	871
Guarantee obligation	1,257	—	—	2,881	—	2,881

Total financial liabilities	$1,948,044	$250	$1,975,445	$18,606	$(20,045)	$1,974,256

	December 31, 2012
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$8,513	$8,513	$—	$—	$—	$8,513
Restricted cash and cash equivalents	14,592	14,576	16	—	—	14,592
Federal funds sold and securities purchased under agreements to resell	37,563	—	37,563	—	—	37,563
Investments in securities:
Available-for-sale, at fair value	174,896	—	119,901	54,995	—	174,896
Trading, at fair value	41,492	20,221	19,681	1,590	—	41,492

Total investments in securities	216,388	20,221	139,582	56,585	—	216,388

Mortgage loans:
Mortgage loans held by consolidated trusts	1,495,932	—	1,130,438	409,722	—	1,540,160
Unsecuritized mortgage loans	190,415	—	16,428	151,175	—	167,603

Total mortgage loans	1,686,347	—	1,146,866	560,897	—	1,707,763
Derivative assets, net	657	64	24,109	20	(23,536)	657
Guarantee asset	1,029	—	—	1,325	—	1,325

Total financial assets	$1,965,089	$43,374	$1,348,136	$618,827	$(23,536)	$1,986,801

Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419,524	$—	$1,484,228	$2,867	$—	$1,487,095
Other debt	547,518	—	546,955	18,646	—	565,601

Total debt, net	1,967,042	—	2,031,183	21,513	—	2,052,696
Derivative liabilities, net	178	8	31,014	67	(30,911)	178
Guarantee obligation	1,004	—	—	2,487	—	2,487

Total financial liabilities	$1,968,224	$8	$2,062,197	$24,067	$(30,911)	$2,055,361

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

173	Freddie Mac

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

Single-Family Loans

Determination of Principal Market

In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that are four or more months delinquent, loans that are in foreclosure, loans that have completed a HAMP loan modification, and loans that have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months. The total UPB of loans where the whole loan market is the principal market was approximately $105.6 billion and $110.0 billion as of June 30, 2013 and December 31, 2012, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of both June 30, 2013 and December 31, 2012.

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

174	Freddie Mac

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

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $10.2 billion and $11.2 billion as of June 30, 2013 and December 31, 2012, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of June 30, 2013 and December 31, 2012 as presented in our consolidated fair value balance sheets is $160.2 billion and $153.1 billion, respectively.

175	Freddie Mac

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

Total debt, net for which we have elected the fair value option includes certain debt securities of consolidated trusts held by third parties, foreign-currency denominated debt and certain other debt. We report these items at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value” and “— Other Debt, at Fair Value” for additional information.

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

176	Freddie Mac

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

Debt Securities of Consolidated Trusts Held by Third Parties

We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K certificates and certain REMIC interest-only mortgage-related debt securities. We elected the fair value option on these debt instruments as they contain embedded derivatives that require bifurcation. Fair value changes for debt securities of consolidated trusts held by third parties are recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2012 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

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

The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at June 30, 2013 and December 31, 2012.

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2013		December 31, 2012
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$11,696	$1,508	$14,238	$2,187
Unpaid principal balance	12,333	1,498	13,972	2,167

Difference	$(637)	$10	$266	$20

Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of $(562) million and $245 million for the three months ended June 30, 2013 and 2012, respectively, and $(553) million and $424 million for the six months ended June 30, 2013 and 2012, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.

Gains (losses) on debt securities with the fair value option elected were $3 million and $62 million for the three months ended June 30, 2013 and 2012, respectively, and $15 million and $45 million for the six months ended June 30, 2013 and 2012, respectively, and were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income.

177	Freddie Mac

Changes in fair value attributable to instrument-specific credit risk were not material for the three and six months ended June 30, 2013 or 2012 for any assets or liabilities for which we elected the fair value option.

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

During the six months ended June 30, 2013, we paid approximately $5 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.

Putative Securities Class Action Lawsuits

Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. FHFA later intervened as Conservator. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. The plaintiff amended its complaint on several occasions. Defendants filed motions to dismiss the complaint, which the Court denied. On August 17, 2012, plaintiff filed a motion to certify a class of plaintiffs comprised of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007, which Freddie Mac has opposed. Discovery is ongoing.

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws. The case is purportedly brought on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through September 7, 2008. FHFA later intervened as Conservator. The plaintiffs claimed that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and sought unspecified damages, costs, and attorneys’ fees. The plaintiffs twice amended their complaint, and sought leave to amend a third time. On September 24, 2012, the Court granted with prejudice defendants’ motions to dismiss plaintiffs’ second amended complaint in its entirety, denied plaintiffs’ motion to file a third amended complaint, and directed that the case be closed. Judgment was entered in favor of the defendants on September 27, 2012. On October 26, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit.

178	Freddie Mac

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

The County of Placer intervened in the lawsuit, and the lawsuit was consolidated with two similar complaints filed in the U.S. District Court for the Northern District of California against Freddie Mac, Fannie Mae, FHFA, and others by the County of Sonoma and the City of Palm Desert. The District Court dismissed the claims against Freddie Mac on August 26, 2011, but allowed the NEPA and APA claims against FHFA to go forward. During the course of the litigation, the District Court entered a preliminary injunction requiring FHFA to provide a notice and comment period with regard to its directives to Freddie Mac and Fannie Mae concerning energy liens. Accordingly, on January 26, 2012, FHFA issued an advance notice of proposed rulemaking seeking comment on whether the restriction on purchasing mortgage loans secured by properties with outstanding first-lien PACE obligations should be maintained. On August 9, 2012, the District Court granted summary judgment against FHFA and found that FHFA had failed to comply with required notice and comment procedures set forth in the APA in directing Freddie Mac and Fannie Mae concerning energy liens. On October 16, 2012, the District Court entered judgment and directed that FHFA complete the notice and comment process, and publish a Final Rule, no later than May 14, 2013. After appeal by FHFA, on March 19, 2013, the U.S. Court of Appeals for the Ninth Circuit overturned the judgment of the District Court and dismissed the case, finding, among other things, that FHFA had not engaged in rulemaking and that FHFA was therefore not required to follow the notice and comment procedures of the APA. Plaintiffs have not sought a further appeal of this case, and the time to do so has passed.

Freddie Mac, Fannie Mae, FHFA, and others were also named as defendants in two other similar cases filed in the U.S. District Court for the Northern District of Florida and in the U.S. District Court for the Eastern District of New York. However, both of these cases were dismissed, and appeals of these decisions were denied by the U.S. Courts of Appeals for the Eleventh and Second Circuits, respectively. Plaintiffs have not sought further appeals of these cases, and the time to do so has passed.

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

On September 23, 2008, a plaintiff filed a putative class action securities lawsuit in the U.S. District Court for the Southern District of New York styled Mark vs. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc. On January 29, 2009, another plaintiff filed a putative class action lawsuit in the same Court styled Kreysar vs. Syron, et al. The cases, which were subsequently consolidated by the Court, concern the company’s November 29, 2007 public offering of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock.

179	Freddie Mac

In the consolidated complaint, plaintiffs alleged that three former Freddie Mac officers (including Syron and former Executive Vice President and Chief Financial Officer Anthony S. Piszel), certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 2007 public offering. The complaint further alleged that certain defendants and others made additional false statements following the offering. After a series of motions and amendments to the complaint, only Syron and Piszel remain as defendants.

The plaintiffs moved for class certification, which motion was ultimately denied by the Court. On May 31, 2012, the U.S. Court of Appeals for the Second Circuit denied plaintiffs’ motion for leave to appeal on an interlocutory basis the denial of class certification. In August 2012, plaintiffs sought leave to file another motion for class certification, which request the Court denied on September 25, 2012.

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

Two other lawsuits have been filed against certain underwriters of the company’s November 2007 public offering. Plaintiffs in the cases generally allege that the underwriters made materially misleading statements and omissions in connection with the offering. Freddie Mac is not named as a defendant in either lawsuit. On July 6, 2011, a lawsuit styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. was filed in the U.S. District Court for Massachusetts. In a second lawsuit, Western and Southern Life Insurance Company and others asserted claims against GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Goldman Sachs & Co. in the Court of Common Pleas, Hamilton County, Ohio.

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

180	Freddie Mac

On July 10, 2012, Ocala Funding, LLC, or Ocala, which is a wholly owned subsidiary of TBW, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In connection with the bankruptcy filing, Ocala also filed a motion seeking an examination of and subsequent document discovery from Freddie Mac and FHFA, asserting that it has “viable, legitimate and valuable causes of action against Freddie Mac” to recover approximately $805 million of funds that were allegedly transferred from Ocala to Freddie Mac custodial accounts maintained by TBW, prior to the TBW bankruptcy. In its filings, Ocala also indicated that it wishes to use the examination to obtain information relating to whether it may have other claims against Freddie Mac relating to TBW’s fraudulent conduct prior to the TBW bankruptcy. In June 2013, the Court confirmed Ocala’s plan of liquidation. The plan established a liquidation trust, and authorizes it to investigate and initiate actions to recover on claims and causes of action, such as those asserted against Freddie Mac. Discovery is proceeding.

On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. Discovery is proceeding. We are unable at this time to estimate our potential recovery, if any, in this case.

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

Lawsuits Involving Real Estate Transfer Taxes

Beginning in 2011 in Michigan, counties in numerous states filed lawsuits challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Currently, approximately 30 lawsuits are pending in 19 states, including 11 appeals. We have received 26 favorable court rulings, and the one unfavorable ruling in Michigan, as described below, was recently overturned on appeal. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. In these actions, FHFA, Freddie Mac and Fannie Mae assert that the enterprises are not liable for the transfer taxes based on federal statutory tax exemptions applicable to each.

On June 20, 2011, Oakland County (Michigan) and the Oakland County Treasurer filed a lawsuit against Freddie Mac and Fannie Mae in the U.S. District Court for the Eastern District of Michigan alleging that the enterprises failed to pay real estate transfer taxes on transfers of real property in Oakland County. FHFA later intervened as Conservator. On November 10, 2011, Genesee County (Michigan) and the Genesee County Treasurer filed a class action lawsuit in the same court on behalf of itself and the other 82 Michigan counties raising similar claims against FHFA (as Conservator), Freddie Mac, and Fannie Mae. The Court later certified the class, with two Michigan counties opting out. The Michigan Department of Attorney General and the Michigan Department of Treasury intervened in both actions against the defendants. On March 23, 2012, the Court granted summary judgment against FHFA (as Conservator), Freddie Mac, and Fannie Mae in both actions, determining that the statutory exemptions did not exempt them from Michigan’s state and county transfer tax. The plaintiffs in both cases subsequently filed amended complaints to cover purportedly taxable transactions where Freddie Mac and Fannie Mae received property as grantees through a Michigan Sheriff’s deed or a deed in lieu of foreclosure. On May 20, 2013, the U.S. Court of Appeals for the Sixth Circuit overturned the District Court’s ruling and dismissed the plaintiffs’ claims.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operation. In addition, we are unable to reasonably estimate the possible loss or range of possible loss with respect to these lawsuits due to the following factors, among others: (a) none of the

181	Freddie Mac

plaintiffs have demanded a stated amount of damages they believe are due; and (b) discovery regarding the amount of damages has not yet been conducted.

LIBOR Lawsuit

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively suppressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint on July 22, 2013.

Litigation Concerning the Purchase Agreement

On July 29, 2013, two plaintiffs filed a putative class action lawsuit in the U.S. District Court for the District of Columbia styled Cacciapelle and Bareiss v. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA. On July 30, 2013, another plaintiff filed a similar class action lawsuit in the same Court styled American European Insurance Company v. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA. Both lawsuits were filed purportedly on behalf of a class of purchasers of junior preferred stock issued by Freddie Mac or Fannie Mae. (Junior preferred stock refers to the various series of preferred stock of Freddie Mac and Fannie Mae other than the senior preferred stock issued to Treasury). It is possible that similar lawsuits will be filed in the future.

In both lawsuits, plaintiffs allege that, in amending the Purchase Agreement in August 2012 (which amendment implemented the net worth sweep dividend provisions of the senior preferred stock), Freddie Mac and Fannie Mae breached their respective contracts with the holders of junior preferred stock and breached the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to the following factors, among others: (a) the inherent uncertainty of pre-trial litigation; (b) the plaintiffs have not demanded a stated amount of damages they believe are due; and (c) the Court has not certified a class in either lawsuit.

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

The table below summarizes our minimum capital requirements and deficits and net worth.

182	Freddie Mac

Table 18.1 — Net Worth and Minimum Capital

	June 30, 2013	December 31, 2012
	(in millions)
GAAP net worth(1)	$7,357	$8,827
Core capital (deficit)(2)(3)	$(63,800)	$(60,571)
Less: Minimum capital requirement(2)	21,592	22,063

Minimum capital surplus (deficit)(2)	$(85,392)	$(82,634)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.
(2)	Core capital and minimum capital figures for June 30, 2013 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of June 30, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $5.8 billion and $7.0 billion on the senior preferred stock in cash in March 2013 and June 2013, respectively, at the direction of the Conservator.

NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS

Gains (losses) on mortgage loans recorded at fair value and gains (losses) on sale of mortgage loans are significant component of other income. For the amounts recorded to gains (losses) on mortgage loans recorded at fair value and gains (losses) on sale of mortgage loans during the three and six months ended June 30, 2013 and 2012, see “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

183	Freddie Mac

Table 19.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(in millions)
Other assets:
Accounts and other receivables(1)	$9,071	$10,091
Guarantee asset	1,289	1,029
All other	2,456	2,645

Total other assets	$12,816	$13,765

Other liabilities:
Servicer liabilities	$2,688	$3,304
Guarantee obligation	1,257	1,004
Accounts payable and accrued expenses(2)	1,280	984
All other	998	807

Total other liabilities	$6,223	$6,099

(1)	Primarily consists of servicer receivables.
(2)	Includes the deferred tax liability at June 30, 2013.

184	Freddie Mac

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

In addition, on July 9, 2013, plaintiffs filed a lawsuit in the U.S. District Court for the Southern District of Florida styled Samuels et al. vs. FHFA and DeMarco. Freddie Mac is not a party to this lawsuit. In the lawsuit, plaintiffs challenge FHFA’s decision to suspend Freddie Mac and Fannie Mae’s payments to an affordable housing trust fund managed by HUD. In November 2008, FHFA advised us that it has suspended the requirement to set aside or allocate funds for this trust fund until further notice. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations” in our 2012 Annual Report. Plaintiffs’ complaint alleges that FHFA’s actions in ordering Freddie Mac and Fannie Mae to suspend payments to the trust fund, and FHFA’s failure to review its decision to suspend payments once Freddie Mac and Fannie Mae’s financial circumstances changed, violated the Administrative Procedure Act. The plaintiffs seek that the Court, among other items, vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the trust fund, and order FHFA to instruct Freddie Mac and Fannie Mae to proceed as if FHFA’s suspension of payments to the trust fund had never taken place. Plaintiffs also seek reasonable attorneys’ fees and costs.

It is not possible for us to predict the outcome of this lawsuit, or the actions FHFA might take in response to any ruling or finding in this lawsuit. If we are required to contribute some or all of the amounts we would have contributed to the trust fund in past years had FHFA not suspended these allocations or to begin contributing these amounts going forward, it could have an adverse impact on our financial results.

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

No stock options were exercised during the three months ended June 30, 2013. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report for more information.

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

185	Freddie Mac

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

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

186	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer

Date: August 7, 2013

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2013

187	Freddie Mac

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

188	Freddie Mac

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

Credit-related (benefit) expense (or credit-related expense) — Consists of our provision (benefit) for credit losses and REO operations expense.

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

Euribor — Euro Interbank Offered Rate

Exchange Act — Securities and Exchange Act of 1934, as amended

Fannie Mae — Federal National Mortgage Association

189	Freddie Mac

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

190	Freddie Mac

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

IRS — Internal Revenue Service

K Certificates — Multifamily regularly-issued, structured pass-through securities backed primarily by recently originated multifamily mortgage loans. We categorize K Certificates that we guarantee as Other Guarantee Transactions. See “Other Guarantee Transactions” for more information. Also includes non-guaranteed K Certificates.

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

Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

191	Freddie Mac

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

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as our guarantee of non-consolidated Freddie Mac mortgage-related securities, and other guarantee commitments, but excluding those underlying our guarantees of HFA bonds under the HFA initiative and non-guaranteed K Certificates.

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

Non-performing loan — Single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more payments past due or in the process of foreclosure, and multifamily loans that are deemed impaired based on management judgment.

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

OTC — Over-the-counter

192	Freddie Mac

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

Other Guarantee Transactions — Transactions in which third parties transfer non-Freddie Mac mortgage-related securities to trusts specifically created for the purpose of issuing mortgage-related securities, or certificates, in the Other Guarantee Transactions. In the securities market, our non-HFA initiative related multifamily Other Guarantee Transactions are known as “K Certificates.”

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

Primary mortgage market — The market where lenders originate mortgage loans and lend funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.

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

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

193	Freddie Mac

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

194	Freddie Mac

TDR — Troubled debt restructuring — A type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties. Beginning in the third quarter of 2012, TDRs also include single-family loans discharged in Chapter 7 bankruptcy, regardless of the borrowers’ payment status.

Total other comprehensive income (loss) (or other comprehensive income (loss)) — Consists of the after-tax changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.

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

195	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008)
10.2	2013 Executive Management Compensation Program for Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013)
10.3	2013 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013)
10.4	2013 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013)
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema(1)
101.CAL	XBRL Taxonomy Extension Calculation(1)
101.LAB	XBRL Taxonomy Extension Labels(1)
101.PRE	XBRL Taxonomy Extension Presentation(1)
101.DEF	XBRL Taxonomy Extension Definition(1)

(1)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of Section 18, nor shall it be deemed incorporated by reference into any disclosure document relating to Freddie Mac, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1